Form 10-K
period 2014-12-31
Quinpario Acquisition Corp. 2
filed 2015-04-13
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 001-36788

QUINPARIO ACQUISITION CORP. 2

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-1347291
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

12935 N. Forty Drive, Suite 201 St. Louis, MO	63141
(Address of Principal Executive Offices)	(Zip Code)

(314) 548-6200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.0001 per share	Nasdaq Capital Market

Warrants, each to purchase one half of one share of Common Stock	Nasdaq Capital Market

Units, each consisting of one share of Common Stock and one Warrant	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒  No ☐

The Registrant was formed on July 15, 2014 and its fiscal year ended December 31, 2014. Accordingly, the Registrant was not in existence as of the last business day of the second fiscal quarter of 2014.

As of April 13, 2015, there were 43,750,000 shares of Common Stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

Explanatory Note

Pursuant to Rule 15d-2 under the Securities and Exchange Act of 1934, as amended, this Annual Report of Quinpario Acquisition Corp. 2 contains only financial statements for the fiscal year ended December 31, 2014.

2

QUINPARIO ACQUISITION CORP. 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Quinpario Acquisition Corp. 2

We have audited the accompanying balance sheet of Quinpario Acquisition Corp. 2 (the “Company”) as of December 31, 2014, and the related statement of operations, changes in stockholders’ equity and cash flows for the period from July 15, 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quinpario Acquisition Corp. 2, as of December 31, 2014, and the results of its operations and its cash flows for the period from July 15, 2014 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp

New York, NY

April 13, 2015

QUINPARIO ACQUISITION CORP. 2

BALANCE SHEET

December 31, 2014

ASSETS:
Current asset:
Cash and cash equivalents	$1,273
Prepaid insurance	27,017
Total current assets	28,290
Deferred offering costs	184,087
Total assets	$212,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Note payable to affiliate	$240,715
Total liabilities	240,715

Commitments

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 135,000,000 shares authorized; 10,062,500 shares issued and outstanding (1)	1,006
Additional paid-in capital	23,994
Accumulated deficit	(53,338)
Total stockholders’ deficit	(28,338)
Total liabilities and stockholders’ deficit	$212,377

(1) Includes an aggregate of 1,312,500 shares that were forfeited by the Sponsor following notice from the underwriters that they were waiving their right to exercise any portion of their over-allotment option (see note 4).

The accompanying notes are an integral part of these financial statements.

QUINPARIO ACQUISITION CORP. 2

STATEMENT OF OPERATIONS

For the period from July 15, 2014 (inception) to December 31, 2014

Formation, general & administrative costs	$53,338
Net loss	$(53,338)

Weighted average number of common shares outstanding, basic and diluted (1)	8,750,000
Net loss per common share, basic and diluted	$(0.01)

(1) Excludes an aggregate of 1,312,500 shares that were forfeited by the Sponsor following notice from the underwriters that they were waiving their right to exercise any portion of their over-allotment option (see note 4).

The accompanying notes are an integral part of these financial statements.

QUINPARIO ACQUISITION CORP. 2

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the period from July 15, 2014 (inception) to December 31, 2014

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares (1)	Amount	Capital	Deficit	Deficit

Sale of common stock issued to initial stockholder	10,062,500	$1,006	$23,994	$-	$25,000
Net loss				(53,338)	(53,338)
Balance as of December 31, 2014	10,062,500	$1,006	$23,994	$(53,338)	$(28,338)

(1) ) Includes an aggregate of 1,312,500 shares that were forfeited by the Sponsor following notice from the underwriters that they were waiving their right to exercise any portion of their over-allotment option (see note 4).

The accompanying notes are an integral part of these financial statements.

QUINPARIO ACQUISITION CORP. 2

STATEMENT OF CASH FLOWS

For the period from July 15, 2014 (inception) to December 31, 2014

Cash Flows from Operating Activities:
Net loss	$(53,338)
Changes to operating assets and liabilities
Prepaid expenses	(27,017)
Net cash used in operating activities	(80,355)

Cash flows from financing activities:
Proceeds from issuance of common stock to initial stockholder	25,000
Proceeds from note payable to affiliate	240,715
Payment of deferred offering costs	(184,087)
Net cash provided by financing activities	81,628
Net increase in cash and cash equivalents	1,273
Cash and cash equivalents at beginning of the period	-
Cash and cash equivalents at the end of the period	$1,273

The accompanying notes are an integral part of these financial statements.

Quinpario Acquisition Corp. 2

Notes to Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Quinpario Acquisition Corp. 2 (“us”, “we”, “Company”, “our”) is a newly organized blank check company incorporated in Delaware on July 15, 2014. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. At December 31, 2014, the Company had not yet commenced any operations. All activity through December 31, 2014 relates to the Company’s formation and initial public offering described below.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on January 15, 2015. The Company consummated the Initial Public Offering of 35,000,000 units (“Units”) at $10.00 per unit on January 22, 2015, generating gross proceeds of $350,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement of 18,000,000 warrants (“Private Placement Warrants”) at a price of $0.50 per warrant to Quinpario Partners 2, LLC, the Company’s sponsor (“Sponsor”), generating gross proceeds of $9,000,000, which is described in Note 3.

Transaction costs amounted to $19,805,250, inclusive of $7,000,000 of underwriting fees, $12,250,000 of deferred underwriting fees (which are held in the Trust Account (defined below)) and $555,250 of Initial Public Offering costs. In addition, $1,380,980 of cash was available to fund operations and be held outside of the Trust Account.

Following the closing of the Initial Public Offering on January 22, 2015, an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. treasury bills, notes or bonds with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940 and that invest solely in U.S. treasuries, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination.

Quinpario Acquisition Corp. 2

Notes to Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUINESS OPERATIONS – (continued)

We will either (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of our proposed Business Combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we engage in a tender offer, we will file tender offer documents with the Securities and Exchange Commission (“SEC”) which will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules. We will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a public stockholder, together with any affiliate or other person with whom such public stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended), will be restricted from seeking conversion rights with respect to an aggregate of more than 15% of the public shares (but only with respect to the amount over 15% of the public shares).

The Company’s Units, common stock and warrants are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to effect a Business Combination successfully.

The Company will have until 24 months from the closing of the Initial Public Offering to consummate its initial Business Combination. If the Company is unable to consummate an initial Business Combination within such time period, it will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account and then seek to dissolve and liquidate. In such event, the warrants will expire worthless. The Company expects the per share redemption price to be $10.00 per share of common stock (regardless of whether the underwriters exercise their over-allotment option in full or in part), without taking into account any interest earned on such funds. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of public stockholders.

Quinpario Acquisition Corp. 2

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents.

Net loss per common share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, which excludes an aggregate of 1,312,500 shares that were forfeited by the Sponsor following notice from the underwriters that they were waving their right to exercise any portion of their over-allotment option (see note 4). At December 31, 2014, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and since the Company maintains its cash accounts with major financial institutions, management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred offering costs

Deferred offering costs consist of legal and underwriting fees incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Quinpario Acquisition Corp. 2

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of December 31, 2014. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2014. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal and state authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company’s income tax provision (benefit) for the tax year ended December 31, 2014 was immaterial for financial statement reporting purposes.

Recently issued accounting standards

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Quinpario Acquisition Corp. 2

Notes to Financial Statements

3. INITIAL PUBLIC OFFERING

On January 22, 2015, the Company sold 35,000,000 units at $10.00 per unit (“Units”). Each Unit consists of one share of common stock and one warrant. Each warrant entitles the holder thereof to purchase one-half of one share of common stock at a price of $5.75 per half share. Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or January 15, 2016, and will expire five years after the completion of an initial Business Combination, or earlier upon redemption. We may redeem the outstanding warrants (excluding the private warrants), in whole and not in part, at a price of $0.01 per warrant:

●	upon a minimum of 30 days’ prior written notice of redemption,

●	if, and only if, the last sales price of our shares of common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period (the “30-day trading period”) ending three business days before we send the notice of redemption, and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption.

If we call the warrants for redemption as described above, our management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.”

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 18,000,000 Private Placement Warrants at a price of $0.50 per warrant ($9,000,000 in the aggregate) in a private placement. The proceeds from the private placement of the Private Placement Warrants were added to the proceeds placed in the Trust Account.

The Private Placement Warrants are identical to the warrants included in the Units sold in the Initial Public Offering except the Private Placement Warrants will be non-redeemable and may be exercised on a cashless basis, at the holder’s option, in each case so long as they continue to be held by the Sponsor or its permitted transferees. The purchaser has also agreed not to transfer, assign or sell any of the Private Placement Warrants or underlying securities (subject to certain exceptions) until 30 days after the completion of an initial Business Combination.

Quinpario Acquisition Corp. 2

Notes to Financial Statements

4. RELATED PARTY TRANSACTIONS

In September 2014, the Sponsor purchased an aggregate of 10,062,500 shares of our common stock (the “Insider Shares”), for an aggregate purchase price of $25,000. The managing member of the Sponsor is Quinpario Partners LLC (“Quinpario Partners”), and the managing member of Quinpario Partners is our Chairman, Jeffry N. Quinn. On November 10, 2014, the Sponsor transferred 300,000 Insider Shares to independent directors of the Company. The Insider Shares held by our initial stockholders, which include the Sponsor and management team, included an aggregate of up to 1,312,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that our initial stockholders will collectively own 20.0% of our issued and outstanding shares after the Initial Public Offering (assuming they do not purchase units in the Initial Public Offering).

On January 22, 2015, the underwriters informed the Company that they were waiving their right to exercise any portion of their over-allotment option. As a result, the Sponsor forfeited an aggregate of 1,312,500 Insider Shares, leaving the initial stockholders with an aggregate of 8,750,000 Insider Shares. The Company has recorded the forfeited shares as treasury stock and simultaneously retired and cancelled the shares and charged additional paid-in capital.

In order to meet our working capital needs following the consummation of the Initial Public Offering, our Sponsor, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a non-interest bearing promissory note. The notes would either be paid upon consummation of an initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of the Business Combination into additional Private Placement Warrants at a price of $0.50 per warrant. If we do not complete a Business Combination, the loans will not be repaid.

At December 31, 2014, Quinpario Partners had loaned and advanced to us a total of $240,715 which was used to pay operating expenses and costs associated with the Initial Public Offering. These loans and advances were non-interest bearing, unsecured and repaid at the consummation of the Initial Public Offering out of the proceeds of the Initial Public Offering.

The initial stockholders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until (1) with respect to 20% of the Insider Shares, the consummation of an initial Business Combination and (2) with respect to the remaining 80% of the Insider Shares, the earlier of one year after the date of the consummation of an initial Business Combination or if after 150 days after an initial Business Combination, the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period. Notwithstanding the foregoing, the foregoing transfer restrictions will be removed earlier if, after an initial Business Combination, the Company consummates a subsequent (i) liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property or (ii) consolidation, merger or other change in the majority of the Company’s management team.

Quinpario Acquisition Corp. 2

Notes to Financial Statements

4. RELATED PARTY TRANSACTIONS – (continued)

Pursuant to a registration rights agreement entered into on January 15, 2015 with the Company’s initial stockholders, the Company is required to register certain securities for sale under the Securities Act. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Quinpario Partners has agreed that, commencing on January 15, 2015 through the earlier of our consummation of an initial Business Combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay Quinpario Partners $10,000 per month for these services.

5. COMMITMENTS & CONTINGENCIES

The underwriters are entitled to an underwriting discount of 5.5%, of which two percent (2.0%), or $7,000,000, was paid in cash at the closing of the Initial Public Offering on January 22, 2015, and three and one-half percent (3.5%) has been deferred. The deferred fee will be payable in cash upon the closing of an initial Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement. If an initial Business Combination is not consummated, the deferred fees will not be paid.

6. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 135,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2014, there were 10,062,500 common shares outstanding, which shares were issued to the Sponsor for $25,000.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2014, the Company has not issued any preferred shares.

7. SUBSEQUENT EVENTS

Management has approved the financial statements and performed an evaluation of subsequent events through April 13, 2015, the date the financial statements were issued, noting no additional items which require adjustment or disclosure.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of April, 2015.

QUINPARIO ACQUISITION CORP. 2

By:	/s/ D. John Srivisal
D. John Srivisal
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Quinpario Acquisition Corp. 2 hereby constitute and appoint Jeffry N. Quinn and D. John Srivisal, and each of them, with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below, this annual report on Form 10-K and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffry N. Quinn	Chairman of the Board	April 13, 2015
Jeffry N. Quinn

/s/ D. John Srivisal	Chief Executive Officer (Principal Executive Officer and	April 13, 2015
D. John Srivisal	Principal Financial and Accounting Officer)

/s/ Edgar G. Hotard	Director	April 13, 2015
Edgar G. Hotard

/s/ W. Thomas Jagodinski	Director	April 13, 2015
W. Thomas Jagodinski

/s/ Ilan Kaufthal	Director	April 13, 2015
Ilan Kaufthal

/s/ Roberto Mendoza	Director	April 13, 2015
Roberto Mendoza

/s/ Dr. John Rutledge	Director	April 13, 2015
Dr. John Rutledge

/s/ Shlomo Yanai	Director	April 13, 2015
Shlomo Yanai

3