Form 10-Q
period 2015-03-31
Quinpario Acquisition Corp. 2
filed 2015-05-14
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-367881

QUINPARIO ACQUISITION CORP. 2

(Exact name of registrant as specified in its charter)

Delaware	47-1347291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Quinpario Partners 2, LLC 12935 N. Forty Drive Suite 201 St. Louis, Missouri	63141
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (314) 548-6200

Not Applicable

 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 13, 2015 there were 43,750,000 shares of common stock of the Company issued and outstanding.

QUINPARIO ACQUISITION CORP. 2

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Interim Balance Sheets	3
Condensed Interim Statement of Operations	4
Condensed Interim Statement of Changes in Stockholders’ Equity	5
Condensed Interim Statement of Cash Flows	6
Notes to Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Forward Looking Statements	15
Overview	15
Results of Operations	15
Liquidity and Capital Resources	16
Critical Accounting Policies	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION	19

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 1A. RISK FACTORS	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 6. EXHIBITS	21

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINPARIO ACQUISITION CORP. 2

CONDENSED INTERIM BALANCE SHEETS

	As of
	March 31, 2015	December 31, 2014
	(unaudited)

ASSETS:
Current asset:
Cash and cash equivalents	$1,122,520	$1,273
Prepaid insurance	130,751	27,017
Total current assets	1,253,271	28,290
Cash and cash equivalents held in Trust Account	350,019,146	-
Deferred offering costs	-	184,087
Total assets	$351,272,417	$212,377

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Notes payable to related party	$-	$240,715
Accounts payable and accrued expenses	33,068	-
Total current liabilities	33,068	240,715

Deferred underwriters' fees	12,250,000	-
Total liabilities	12,283,068	240,715

Commitments
Common stock subject to possible redemption; 33,398,934 shares (at redemption value)	333,989,340	-

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 135,000,000 shares authorized; 10,351,066 and 10,062,500 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively (which excludes 33,398,934 shares subject to possible redemption). (1)	1,035	1,006
Additional paid-in capital	5,229,376	23,994
Accumulated deficit	(230,402)	(53,338)
Total stockholders’ equity (deficit)	5,000,009	(28,338)
Total liabilities and stockholders’ equity (deficit)	$351,272,417	$212,377

(1) The December 31, 2014 amount includes an aggregate of 1,312,500 shares that were forfeited in January 2015 by the Sponsor following notice from the underwriters that they were waiving their right to exercise any portion of their over-allotment option (see note 4).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

QUINPARIO ACQUISITION CORP. 2

CONDENSED INTERIM STATEMENT OF OPERATIONS

For The Three Months Ended March 31, 2015

(Unaudited)

Three Months Ended March 31, 2015
Formation, general and administrative costs	$196,750
Loss from operations	(196,750)

Interest income	19,685

Net loss	$(177,064)

Weighted average number of common shares outstanding - basic and diluted	9,964,741
Net loss per common share - basic and diluted	$(0.02)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

QUINPARIO ACQUISITION CORP. 2

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2015

 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2015	10,062,500	$1,006	$23,994	$(53,338)	$(28,338)

Proceeds from the sale of 35,000,000 units	35,000,000	3,500	349,996,500	-	350,000,000

Underwriters' discount and offering expenses	-	-	(19,805,250)	-	(19,805,250)

Proceeds from the sale of 18,000,000 warrants to Initial Stockholder	-	-	9,000,000	-	9,000,000

Forfeiture of 1,312,500 shares following notice that Underwriters waived their right to exercise overallotment option.	(1,312,500)	(131)	131		-

Proceeds subject to possible redemption of 33,398,934 shares at redemption value	(33,398,934)	(3,340)	(333,985,999)	-	(333,989,339)

Net loss	-	-	-	(177,064)	(177,064)

Balances at March 31, 2015	10,351,066	$1,035	$5,229,376	$(230,402)	$5,000,009

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

QUINPARIO ACQUISITION CORP. 2

CONDENSED INTERIM STATEMENT OF CASH FLOWS

For The Three Months Ended March 31, 2015

 (Unaudited)

Cash Flows from Operating Activities:
Net loss	$(177,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on restricted cash and cash equivalents held in trust less amount withdrawn to pay taxes	$(19,146)
Changes in operation assets and liabilities:
Prepaid insurance	(103,734)
Accounts payable and accrued expenses	33,068
Net Cash Used in Operating Activities	(266,876)

Cash Flows from Investing Activities:
Proceeds deposited in trust account	(350,000,000)
Net Cash Used in Investing Activities	(350,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(325,370)
Proceeds from note payable to related party	84,655
Proceeds from initial public offering, net of costs	342,628,838
Proceeds from private placement	9,000,000
Net Cash Provided by Financing Activities	351,388,123

Net increase in cash and cash equivalents	1,121,247

Cash and cash equivalents - beginning	1,273

Cash and cash equivalents - ending	$1,122,520

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriters’ fees	$12,250,000

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Quinpario Acquisition Corp. 2 (“us”, “we”, “Company” or “our”) is a blank check company incorporated in Delaware on July 15, 2014. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date. All activity through March 31, 2015 relates to the Company’s formation, initial public offering described below and search for a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Transaction costs amounted to $19,805,250, consisting of $7,000,000 of underwriting fees, $12,250,000 of deferred underwriting fees (which are held in the Trust Account (defined below)), $555,250 of Initial Public Offering costs and $63,920 of other expenses incurred through January 22, 2015. In addition, $1,380,830 of cash was available to fund operations and held outside of the Trust Account.

Following the closing of the Initial Public Offering on January 22, 2015, an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and has been invested in U.S. treasury bills, notes or bonds with a maturity of 180 days or less or in any open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940 and that invest solely in U.S. treasuries, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUINESS OPERATIONS – (continued)

We will either (1) seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of our proposed Business Combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we engage in a tender offer, we will file tender offer documents with the Securities and Exchange Commission (“SEC”) which will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules. We will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a public stockholder, together with any affiliate or other person with whom such public stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended (the “Securities Act”)), will be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the public shares (but only with respect to the amount over 15% of the public shares).

The Company’s Units, common stock and warrants are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (excluding deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. There is no assurance that the Company will be able to affect a Business Combination successfully.

The Company will have until January 22, 2017 to consummate its initial Business Combination. If the Company is unable to consummate an initial Business Combination within such time period, it will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account and then seek to dissolve and liquidate. In such event, the warrants will expire worthless. The Company expects the redemption price to be $10.00 per share of common stock, without taking into account any interest earned on such funds. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of public stockholders.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accrual) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period from July 15, 2014 through December 31, 2014, filed with the SEC on April 13, 2015.

Cash and cash equivalents held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2015, cash and cash equivalents held in the Trust Account consisted of $349,835,611 in United States Treasury notes with an original maturity of three months or less, $183,502 of accrued interest outstanding and $33 in cash.

Shares subject to possible redemption

The Company accounts for its shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2015, 33,398,934 shares subject to possible redemption in the amount of $333,989,340 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Net loss per common share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period, which excludes an aggregate of 1,312,500 shares that were forfeited by the Sponsor following notice from the underwriters that they were waving their right to exercise any portion of their over-allotment option (see Note 4). The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 17,500,000 shares of the Company and (ii) the Private Placement Warrants to purchase 9,000,000 shares of the Company, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events. 33,398,934 shares subject to possible redemption at March 31, 2015, were also excluded from the calculation of basic loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At March 31, 2015, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Deferred offering costs

Deferred offering costs consist of professional and underwriting fees incurred through the balance sheet date that are directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

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

There were no unrecognized tax benefits as of March 31, 2015. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

3. INITIAL PUBLIC OFFERING

On January 22, 2015, the Company sold 35,000,000 Units at $10.00 per Unit. Each Unit consists of one share of common stock and one warrant. Each warrant entitles the holder thereof to purchase one-half of one share of common stock at a price of $5.75 per half share. Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable on the later of 30 days after the completion of an initial Business Combination or January 15, 2016, and will expire five years after the completion of an initial Business Combination, or earlier upon redemption. We may redeem the outstanding warrants (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.01 per warrant:

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

Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 18,000,000 Private Placement Warrants at a price of $0.50 per warrant ($9,000,000 in the aggregate) in a private placement. The proceeds from the purchase of the Private Placement Warrants were placed in the Trust Account.

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

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

4. RELATED PARTY TRANSACTIONS

In September 2014, the Sponsor purchased an aggregate of 10,062,500 shares of our common stock (the “Insider Shares”), for an aggregate purchase price of $25,000. The managing member of the Sponsor is Quinpario Partners LLC (“Quinpario Partners”), and the managing member of Quinpario Partners is our Chairman, Jeffry N. Quinn. On November 10, 2014, the Sponsor transferred 300,000 Insider Shares to independent directors of the Company. The Insider Shares held by our initial stockholders, which include the Sponsor, management team and directors, included an aggregate of up to 1,312,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that our initial stockholders would collectively own 20.0% of our issued and outstanding shares after the Initial Public Offering (assuming they did not purchase units in the Initial Public Offering).

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

Quinpario Partners had loaned and advanced to us a total of $325,370 which was used to pay operating expenses and costs associated with the Initial Public Offering. These loans and advances were non-interest bearing, unsecured and repaid at the consummation of the Initial Public Offering out of the proceeds of the Initial Public Offering.

Quinpario Partners and Jeffry N. Quinn have agreed that they will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but they may not be able to satisfy their indemnification obligations if they are required to do so. Furthermore, they will have no liability under this indemnity as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

4. RELATED PARTY TRANSACTIONS – (continued)

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

5. COMMITMENTS & CONTINGENCIES

The underwriters are entitled to an underwriting discount of five and one-half percent (5.5%), of which two percent (2.0%), or $7,000,000, was paid in cash at the closing of the Initial Public Offering on January 22, 2015, and three and one-half percent (3.5%) has been deferred. The deferred fee will be payable in cash upon the closing of an initial Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination, subject to the terms of the underwriting agreement. If an initial Business Combination is not consummated, the deferred fees will not be paid.

6. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 135,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2015, there were 10,351,066 common shares outstanding (which excludes 33,398,934 shares subject to possible redemption) and at December 31, 2014 there were 10,062,500 common shares outstanding.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2015 and December 31, 2014, the Company had not issued any preferred shares.

7. SUBSEQUENT EVENTS

Management has approved the financial statements and performed an evaluation of subsequent events through May 13, 2015, the date the financial statements were issued, noting no additional items which require adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “we” or “our” refer to Quinpario Acquisition Corp. 2. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward looking statements that involve risks and uncertainties.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company formed on July 15, 2014 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). We are actively searching for a target business for our initial Business Combination. We intend to effectuate our initial Business Combination using cash from the proceeds of the public offering described below and the private placement of the private placement warrants described below, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

We have not generated any revenues to date. Our entire activity from inception to the closing of our initial public offering (“Initial Public Offering”) on January 22, 2015 was in preparation for that event. Subsequent to the Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We have, and expect to continue to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2015, we had net losses of $177,064, which consisted of formation and operating costs, offset by interest income of $19,685 on the funds held in the trust account established in connection with the Initial Public Offering (“Trust Account”). Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

Through March 31, 2015, our liquidity needs have been satisfied through receipt of $25,000 from the sale of shares to Quinpario Partners 2, LLC, our sponsor (“Sponsor”), loans and advances from Quinpario Partners LLC, an affiliate of our Sponsor, totaling $325,370, and $1,380,830 of cash from the gross proceeds of the Initial Public Offering. As of the date of this filing, all loans and advances have been repaid to Quinpario Partners LLC from the net proceeds of the Initial Public Offering.

On January 22, 2015, we consummated our Initial Public Offering of 35,000,000 units (“Units”) at a price of $10.00 per Unit. Simultaneously with the consummation of our Initial Public Offering, we consummated the private placement of 18,000,000 warrants (“Private Placement Warrants”) to our Sponsor for $9,000,000. We received net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants of $351,380,830, net of the non-deferred portion of the underwriting commissions of $7,000,000, offering costs of $555,250 and other expenses of $63,920. For a description of the proceeds generated in our Initial Public Offering and a discussion of the use of such proceeds, we refer you to Part II, Item 2 of this report.

We will depend on sufficient interest being earned on the proceeds held in the Trust Account to provide us with additional working capital to identify one or more target businesses, conduct due diligence and complete our initial Business Combination, as well as to pay any taxes that we may owe. As described elsewhere in this report, the amounts in the Trust Account may be invested only in U.S. government treasury securities with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The current low interest rate environment has made it more difficult for such investments to generate sufficient funds, together with the amounts available outside the Trust Account, to locate, conduct due diligence, structure, negotiate and close our initial Business Combination. As a result, we may need to seek additional capital to continue our operations. If additional capital is required, we intend to borrow sufficient funds from Quinpario Partners, LLC or the management team to operate until we close our initial Business Combination. Neither Quinpario Partners, LLC nor our management team is under any obligation to advance funds to us. Any loan would be evidenced by a non-interest bearing promissory note. Up to $1,500,000 of such notes may be convertible into additional Private Placement Warrants at a price of $0.50 per warrant. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

For the period from January 22, 2015 (consummation of our Initial Public Offering) through March 31, 2015, we disbursed an aggregate of $259,449 out of the proceeds of our Initial Public Offering not held in trust and the proceeds from the sale of the Insider Shares, for legal expenses, accounting expenses and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses. As of March 31, 2015, there was $1,122,520 remaining in our working capital account not held in trust.

Off-Balance Sheet Arrangements

As of March 31, 2015, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 payable to Quinpario Partners LLC for office space, administrative services and secretarial support.

We began incurring these fees on January 15, 2015, the date the Company’s securities were first listed on the NASDAQ Capital Market and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company.

Critical Accounting Policies

The preparation of interim financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Redeemable common stock

All of the 35,000,000 common shares sold as part of the Units in the Initial Public Offering (the “Public Shares”) contain a redemption feature which allows for the redemption of common shares under the Company's liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital.

Accordingly, at March 31, 2015, 33,398,934 of the 35,000,000 Public Shares are classified outside of permanent equity at their redemption value. The Company expects the redemption price to be $10.00 per share of common stock, without taking into account any interest earned on such funds. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of public stockholders.

Net loss per common share

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Income taxes

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

Recent accounting pronouncements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. We are a blank check company incorporated on July 15, 2014 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more businesses or entities. We are not presently engaged in and, if we do not consummate a suitable Business Combination prior to the prescribed liquidation date of the Trust Account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a Business Combination, we will not be, exposed to significant risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our Initial Public Offering held in the Trust Account may be invested by the trustee only in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial and Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon his evaluation, our Chief Executive Officer and Principle Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated January 15, 2015 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this report, there have been no material changes to the risk factors disclosed in our prospectus dated January 15, 2015 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2015, the Sponsor purchased 18,000,000 Private Placement Warrants to purchase one-half of one share of our common stock exercisable at $5.75 per half share, at a price of $0.50 per warrant ($9,000,000 in the aggregate) in a private placement that occurred simultaneously with the consummation of the Initial Public Offering. The purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering and is being held in the Trust Account. If we do not complete a Business Combination by January 22, 2017, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to the Private Placement Warrants, which will expire worthless. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

Use of Proceeds from the Initial Public Offering

On January 22, 2015, the Company sold 35,000,000 Units at $10.00 per Unit in the Initial Public Offering. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one warrant. Each warrant will entitle the holder to purchase one-half of one share of common stock at an exercise price of $5.75 per half share and will become exercisable on the later of (a) 30 days after the consummation of our Business Combination, or (b) January 22, 2016. The warrants will expire at 5:00 p.m., New York time, on the fifth anniversary of our completion of an initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to us and not placed in the Trust Account. The warrants (excluding the Private Placement Warrants so long as such warrants are held by the Sponsor or its permitted transferees) will be redeemable by the Company, in whole and not in part, at a price of $0.01 per warrant at any time the warrants are exercisable, upon a minimum of 30 days’ prior written notice of redemption, if, and only if, the last sales price of our shares of common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-day trading period ending three business days before we send the notice of redemption, and if, and only if there is a current registration statement in effect with respect to the shares of common stock underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption. The Units in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $350,000,000. Deutsche Bank Securities Inc. and Cantor Fitzgerald & Co. acted as representatives and joint book-runners of the Initial Public Offering (together, the “Underwriters”). The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 198988). The SEC declared the registration statement effective on January 15, 2015.

We paid a total of $7,000,000 in underwriting discounts and commissions, $555,250 of offering costs and $63,920 of other expenses incurred through January 22, 2015. In addition, the Underwriters agreed to defer $12,250,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination, if consummated. We also repaid all loans and advances outstanding to an affiliate of our Sponsor (an entity controlled by our Chairman) from the proceeds of the Initial Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $12,250,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the offering expenses, the total net proceeds from our Initial Public Offering and the private placement of the Private Placement Warrants was $351,380,830, of which $350,000,000 was placed in the Trust Account. The remaining amount of $1,380,830 is being held outside the Trust Account and will be used to fund the Company’s operating expenses. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

      * Furnished herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of May, 2015.

QUINPARIO ACQUISITION CORP. 2

By:	/s/ D. John Srivisal
D. John Srivisal
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

