Form 10-Q
period 2015-09-30
Quinpario Acquisition Corp. 2
filed 2015-11-16
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015 there were 43,750,000 shares of common stock of the Company issued and outstanding.

QUINPARIO ACQUISITION CORP. 2

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	3

Condensed Interim Balance Sheets	3
Condensed Interim Statements of Operations	4
Condensed Interim Statement of Changes in Stockholders’ Equity	5
Condensed Interim Statements of Cash Flows	6
Notes to Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

Forward Looking Statements	15
Overview	15
Results of Operations	15
Liquidity and Capital Resources	16
Critical Accounting Policies	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	18

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 1A. RISK FACTORS	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 6. EXHIBITS	21

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINPARIO ACQUISITION CORP. 2

CONDENSED INTERIM BALANCE SHEETS

	As of
	September 30, 2015	December 31, 2014
	(unaudited)

ASSETS:
Current asset:
Cash and cash equivalents	$1,073,871	$1,273
Prepaid insurance	93,393	27,017
Total current assets	1,167,264	28,290
Cash and cash equivalents held in Trust Account	350,101,577	-
Deferred offering costs	-	184,087
Total assets	$351,268,841	$212,377

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Notes payable to related party	$-	$240,715
Accounts payable and accrued expenses	113,015	-
Total current liabilities	113,015	240,715

Deferred underwriters' fees	12,250,000	-
Total liabilities	12,363,015	240,715

Commitments
Common stock subject to possible redemption; 33,380,894 shares (at redemption value)	333,905,825	-

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 135,000,000 shares authorized; 10,369,106 and 10,062,500 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively (which excludes 33,380,894 shares subject to possible redemption at September 30, 2015). (1)	1,037	1,006
Additional paid-in capital	5,312,889	23,994
Accumulated deficit	(313,925)	(53,338)
Total stockholders’ equity (deficit)	5,000,001	(28,338)
Total liabilities and stockholders’ equity (deficit)	$351,268,841	$212,377

(1) The December 31, 2014 amount includes an aggregate of 1,312,500 shares that were forfeited in January 2015 by the Sponsor following notice from the underwriters that they were waiving their right to exercise any portion of their over-allotment option (see note 4).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

QUINPARIO ACQUISITION CORP. 2

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	For the Period from July 15, 2014 (inception) to September 30, 2014
Reimbursement of due diligence expenses	$-	$500,000	$-
General and administrative costs	(144,387)	(862,703)	(24,442)
Loss from operations	(144,387)	(362,703)	(24,442)

Interest income	50,442	102,116	-

Net loss	$(93,945)	$(260,587)	$(24,442)

Weighted average number of common shares outstanding - basic and diluted (1)	10,355,056	10,225,065	8,750,000
Net loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.00)

(1) The amount for the period from July 15, 2014 (inception) to September 30, 2014 excludes an aggregate of 1,312,500 shares that were forfeited in January 2015 by the Sponsor following notice from the underwriters that they were waiving their right to exercise any portion of their over-allotment option (see note 4).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

QUINPARIO ACQUISITION CORP. 2

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2015

(Unaudited)

			Additional		Total Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2015	10,062,500	$1,006	$23,994	$(53,338)	$(28,338)

Proceeds from the sale of 35,000,000 units	35,000,000	3,500	349,996,500	-	350,000,000

Underwriters' discount and offering expenses	-	-	(19,805,250)	-	(19,805,250)

Proceeds from the sale of 18,000,000 warrants to Initial Stockholder	-	-	9,000,000	-	9,000,000

Forfeiture of 1,312,500 shares following notice that Underwriters waived their right to exercise overallotment option.	(1,312,500)	(131)	131		-

Proceeds subject to possible redemption of 33,380,894 shares at redemption value	(33,380,894)	(3,338)	(333,902,486)	-	(333,905,824)

Net loss	-	-	-	(260,587)	(260,587)

Balances at September 30, 2015	10,369,106	$1,037	$5,312,889	$(313,925)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

QUINPARIO ACQUISITION CORP. 2

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

Cash Flows from Operating Activities:	Nine Months Ended Sept. 30, 2015	For the Period from July 15, 2015 (inception) to Sept. 30, 2014
Net loss	$(260,587)	$(24,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on restricted cash and cash equivalents held in trust less $540 withdrawn to pay taxes	(101,577)	-
Changes in operation assets and liabilities:
Prepaid insurance	(66,376)	-
Accounts payable and accrued expenses	113,015	-
Net Cash Used in Operating Activities	(315,525)	(24,442)

Cash Flows from Investing Activities:
Proceeds deposited in trust account	(350,000,000)	-
Net Cash Used in Investing Activities	(350,000,000)	-

Cash Flows from Financing Activities:
Repayment of note payable to related party	(325,370)	-
Proceeds from issuance of common stock to initial stockholder		25,000
Payment of deferred offering costs		(173,665)
Proceeds from note payable to related party	84,655	184,380
Proceeds from initial public offering, net of costs	342,628,838	-
Proceeds from private placement	9,000,000	-
Net Cash Provided by Financing Activities	351,388,123	35,715

Net increase in cash and cash equivalents	1,072,598	11,273

Cash and cash equivalents - beginning	1,273	-

Cash and cash equivalents – ending	$1,073,871	$11,273

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriters’ fees	$12,250,000	-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Quinpario Acquisition Corp. 2 (“us”, “we”, “Company” or “our”) is a blank check company incorporated in Delaware on July 15, 2014. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). All activity through September 30, 2015 relates to the Company’s formation, initial public offering described below and search for a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accrual) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the period from July 15, 2014 through December 31, 2014, filed with the SEC on April 13, 2015.

Cash and cash equivalents held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of September 30, 2015, cash and cash equivalents held in the Trust Account consisted of $350,100,807 in United States Treasury notes (net of $57,192 of unrealized discounts) with an original maturity of three months or less and $770 in cash.

Shares subject to possible redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2015, 33,380,894 shares subject to possible redemption in the amount of $333,905,825 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period, which excludes an aggregate of 1,312,500 shares that were forfeited by the Sponsor following notice from the underwriters that they were waving their right to exercise any portion of their over-allotment option (see Note 4). The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 17,500,000 shares of the Company and (ii) the Private Placement Warrants to purchase 9,000,000 shares of the Company, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events. 33,380,894 shares subject to possible redemption at September 30, 2015, were also excluded from the calculation of basic income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At September 30, 2015, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period.

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

There were no unrecognized tax benefits as of September 30, 2015. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Quinpario Partners has agreed that, commencing on January 15, 2015 through the earlier of our consummation of an initial Business Combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay Quinpario Partners $10,000 per month for these services. Total expenses paid for the three and nine months ended September 30, 2015 was $30,000 and $80,000, respectively.

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

6. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 135,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2015, there were 10,369,106 common shares outstanding (which excludes 33,380,894 shares subject to possible redemption) and at December 31, 2014 there were 10,062,500 common shares outstanding which included 1,312,500 shares forfeited by the initial shareholders on January 22, 2015.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2015 and December 31, 2014, the Company had not issued any preferred shares.

7. SUBSEQUENT EVENTS

Management has approved the financial statements and performed an evaluation of subsequent events through the date the financial statements were issued, noting no additional items which require adjustment or disclosure.

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

For the three months ended September 30, 2015, we had net losses of $93,945, which consisted of operating costs, offset by interest income of $50,442 on the funds held in the trust account established in connection with the Initial Public Offering (“Trust Account”). Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

Through September 30, 2015, our liquidity needs have been satisfied through receipt of $25,000 from the sale of shares to Quinpario Partners 2, LLC, our sponsor (“Sponsor”), loans and advances from Quinpario Partners LLC, an affiliate of our Sponsor, totaling $325,370, and $1,380,830 of cash from the gross proceeds of the Initial Public Offering. As of the date of this filing, all loans and advances have been repaid to Quinpario Partners LLC from the net proceeds of the Initial Public Offering.

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

We believe the $1,073,871 in our working capital account will be sufficient to identify one or more target businesses, conduct due diligence and complete our initial Business Combination. However, we may need to seek additional capital to continue our operations. If additional capital is required, we intend to borrow sufficient funds from Quinpario Partners, LLC or the management team to operate until we close our initial Business Combination. Neither Quinpario Partners, LLC nor our management team is under any obligation to advance funds to us. Any loan would be evidenced by a non-interest bearing promissory note. Up to $1,500,000 of such notes may be convertible into additional Private Placement Warrants at a price of $0.50 per warrant of the post business combination entity. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

For the period from January 22, 2015 (consummation of our Initial Public Offering) through September 30, 2015, we disbursed an aggregate of $807,109 out of the proceeds of our Initial Public Offering not held in trust and the proceeds from the sale of the Insider Shares, for legal expenses, accounting expenses and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses. On June 19, 2015 the Company received a $500,000 reimbursement for expenses that it incurred conducting due diligence on a potential business combination that did not materialize. As of September 30, 2015, there was $1,073,871 remaining in our working capital account not held in trust.

Off-Balance Sheet Arrangements

As of September 30, 2015, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Accordingly, at September 30, 2015, 33,380,894 of the 35,000,000 Public Shares are classified outside of permanent equity at their redemption value. The Company expects the redemption price to be $10.00 per share of common stock, without taking into account any interest earned on such funds. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of public stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Principal Financial and Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon his evaluation, our Chief Executive Officer and Principle Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of November, 2015.

QUINPARIO ACQUISITION CORP. 2

By:	/s/ D. John Srivisal
D. John Srivisal
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)