Form 10-K
period 2015-12-31
Quinpario Acquisition Corp. 2
filed 2016-03-28
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________ to ______________

Commission File Number 001-367881

QUINPARIO ACQUISITION CORP. 2

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-1347291
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

c/o Quinpario Partners 2, LLC 12935 N. Forty Drive Suite 201 St. Louis, Missouri	63141
(Address of Principal Executive Offices)	(Zip Code)

(314) 548-6200

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants, each to purchase one-half of one Share of Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one Share of Common Stock and one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒     No ☐

As of June 30, 2015 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $347,900,000 (based on a closing price of $9.94 per share).

As of March 28, 2016, there were 43,750,000 shares of common stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. BUSINESS

Quinpario Acquisition Corp. 2 (the “Company” or “we”) is a blank check company formed on July 15, 2014 for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. The Company’s efforts in identifying a prospective target business is not limited to a particular industry or geographic region, although we are currently focusing our search for target businesses that operate in the specialty chemicals and performance materials industries.

On January 22, 2015, we closed our initial public offering of 35,000,000 units, with each unit consisting of one share of common stock, par value $.0001 per share (“Common Stock”), and one warrant (“Warrant”) entitling the holder to purchase one-half of one share of common stock at a price of $5.75 per half share commencing 30 days after the completion of an initial business combination. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 18,000,000 warrants (“Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant, generating total proceeds of $9,000,000. The Private Placement Warrants were purchased by our sponsor, Quinpario Partners 2, LLC.

Business Strategy

Our management team is focusing on acquiring companies that will increase stockholder value by growing revenue (through organic growth and acquisitions) and improving the efficiency of business operations of the acquired company. We are currently focusing primarily on acquiring companies valued between $700 million and $2 billion of enterprise value. We believe that the acquisition and operation of an established business will provide a foundation from which to build a diversified business platform. Consistent with this strategy, we believe the following general criteria and guidelines are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

●	Opportunities for Platform Growth: We intend to acquire one or more businesses or assets that we can grow both organically and through acquisitions. Particularly in regard to the specialty chemicals and performance materials industries, we may consider those sectors that complement our management team’s background, such as composites and carbon fibers, filtration and biomaterials, alternative energy and storage, specialty films and packaging, ceramics and inorganics, plastics and compounds, electronic chemicals and materials, specialty resins and plastics, chemicals and additives, and specialty fluids and lubricants.

●	History of and Potential for Strong Free Cash Flow Generation: We intend to acquire one or more businesses that have the potential to generate strong free cash flow (i.e., companies that typically generate cash in excess of that required to maintain or expand the business’ asset base). We are focusing on businesses that have recurring revenue streams and low working capital and capital expenditure requirements. We may also seek to prudently leverage this cash flow in order to enhance stockholder value.

●	Established Companies with Proven Track Records: We are seeking to acquire established companies, particularly those focused on industries connected to the specialty chemicals and performance materials industries with sound historical financial performance. We typically focus on companies with a history of strong operating and financial results. Although we are not restricted from doing so, we do not currently intend to acquire start-up companies.

●	Experienced and Motivated Management Teams: We are seeking to acquire businesses that have strong, experienced management teams with a substantial personal economic stake in the performance of the acquired business. We are currently focusing on management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We also intend to focus on companies where we expect that the operating expertise of our officers and directors will complement the target’s management team.

●	Strong Competitive Industry Position: We are seeking to acquire businesses focused on the specialty chemicals and performance materials industries that have strong fundamentals, although we may acquire businesses in other industries. The factors we may consider include growth prospects, competitive dynamics and position, level of consolidation, need for capital investment, potential for improvement and barriers to entry. We focus on companies that have a leading or niche market position. We will likely analyze the strengths and weaknesses of target businesses relative to their competitors, focusing on technology, global positioning, product quality and services, customer loyalty, cost impediments associated with customers switching to competitors, intellectual property protection and brand positioning. We also intend seek to acquire one or more businesses that demonstrate advantages or have the potential to become advantaged when compared to their competitors, which may help to protect their market position and profitability.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Competitive Advantages

We believe our competitive strengths to be the following:

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares in the target business for our shares or for a combination of shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Financial position

With funds held in trust available for our initial business combination of approximately $350,000,000 (including $12,250,000 of deferred underwriting commissions), we offer a target business a variety of options. Having these funds could allow us to structure a business combination where a portion of the consideration payable to owners of a target business is paid in cash. Such funds could also provide capital for the potential growth and expansion of our target’s operations or strengthening its balance sheet by reducing its debt burden. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Management Operating and Investing Experience

Our executive officers all have deep knowledge of the chemicals and performance materials industries, experience in managing global businesses, and experience operating in a public-company environment. Moreover, they have experience with mergers and acquisitions and raising debt and equity capital, including business and financial analysis, negotiations, structuring and execution. A majority of our management team served as executive officers and/or directors of Quinpario Acquisition Corp., or Quinpario 1, which consummated its business combination in June 2014. Additionally, a majority of our executive officers are partners in Quinpario Partners LLC, which is a privately owned investment and operating company founded by our Chairman of the Board, Jeffry N. Quinn, and focused on the specialty chemicals and performance materials sector. Mr. Quinn and his partners formed Quinpario after leaving Solutia Inc. (formerly NYSE: SOA), a global specialty chemical and performance materials company, following its sale to Eastman Chemical Company (NYSE: EMN). All of our executive officers have corporate management experience, extensive operational expertise and significant transactional experience.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of Private Placement Warrants, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of our initial public offering and the private placement of Private Placement Warrants are intended to be applied generally toward effecting a business combination as described in this annual report on Form 10-K, or Form 10-K, the proceeds are not otherwise being designated for any more specific purposes. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

Target business candidates have been, and will be, brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus for our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may determine to engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitation that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Except for the general criteria and guidelines set forth above under the caption “Business Strategy,” we have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. Furthermore, we do not have any specific requirements with respect to the value of a prospective target business as compared to our net assets or the funds held in the trust account.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We expect to complete only a single business combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until January 22, 2017 in order to be able to receive a pro rata share of the trust account.

Our sponsor and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, sponsor or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, sponsor and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his shares of common stock be converted for a full pro rata portion of the amount then in the trust account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes). Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 15% or more of the shares of common stock sold in our initial public offering. Accordingly, if you purchase more than 15% of the shares of common stock sold in our initial public offering and our proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such additional shares of common stock or sell them in the open market. Such a public stockholder would still be entitled to vote against a proposed business combination with respect to all shares of common stock owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a substantial premium to the then current market price.

Our sponsor, as well as our officers and directors, will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly.

We may also require public stockholders who wish to convert, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise conversion rights. This is because a holder would need to deliver shares to exercise conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share of common stock delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

If we do not complete a business combination by January 22, 2017, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the trust account, divided by the number of then outstanding public shares, and (iii) as promptly as reasonably possible following such redemption as part of a single integrated transaction, dissolve and liquidate, subject to the approval of our remaining stockholders and our board of directors (who have contractually agreed to take such actions to effectuate such dissolution and liquidation), subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our January 22, 2017 deadline and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage after our initial public offering) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Quinpario Partners LLC and Mr. Quinn have agreed that they will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, they may not be able to satisfy their indemnification obligations as we have not required them to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Additionally the agreement entered into by Quinpario Partners LLC and Mr. Quinn specifically provides that they will have no liability as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. Moreover, they will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their shares held prior to the initial public offering, or insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, Quinpario Partners LLC has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment of such expenses.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us or upon an amendment to our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity (including the time within which we have to complete a business combination). In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.00 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after January 22, 2017, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholder’s rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. Our sponsor and officers and directors have agreed to waive any conversion rights with respect to any insider shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by January 22, 2017, then our existence will terminate and we will distribute all amounts in the trust account and any net assets remaining outside the trust account on a pro rata basis to all of our public holders of shares of common stock;

●	upon the consummation of the initial public offering, $350,000,000 was placed into the trust account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue (i) any shares of common stock or any securities convertible into common stock, or (ii) any securities that participate in any manner in the proceeds of the trust account, or that vote as a class with the common stock sold in our initial public offering on our initial business combination.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when compared with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of our initial business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert shares of common stock held by our public stockholders may reduce the resources available to us for our initial business combination;

●	our outstanding warrants, and the potential future dilution they represent;

●	our obligation to either repay or issue securities upon conversion of up to $1,500,000 of working capital loans that may be made to us by our sponsor, officers, directors or their affiliates; and

●	our obligation to register the resale of the insider shares, as well as the Private Placement Warrants (and underlying securities) and any securities issued to our sponsor, officers, directors or their affiliates upon conversion of working capital loans.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Employees

We have four executive officers, none of whom is paid a salary by us. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our business and our securities, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We are a blank check company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results to date. Therefore, our ability to commence operations is dependent upon obtaining financing through the public offering of our shares. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We have no plans, arrangements or understandings with any prospective acquisition candidates. We will not generate any revenues until, at the earliest, after the consummation of our initial business combination.

If we are unable to consummate a business combination, our public stockholders may be forced to wait until January 22, 2017 before receiving liquidation distributions.

We have until January 22, 2017 in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this Form 10-K. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

We may issue shares of our capital stock to complete our initial business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Although we have no commitment as of the date of this annual report, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete our initial business combination. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of investors;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares of common stock.

We may incur significant indebtedness in order to consummate our initial business combination.

If we find it necessary to incur significant indebtedness in connection with our initial business combination, it could result in:

●	default and foreclosure on our assets if our profits after our initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may still seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete an initial business combination within the required time period, Quinpario Partners LLC and Mr. Quinn have agreed that they will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or prospective target business does not execute such a waiver. However, they may not be able to meet such obligation. Therefore, the distribution from the trust account to each holder of shares of common stock may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our holders of shares of common stock at least $10.00.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial business combination by January 22, 2017, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii)  as promptly as reasonably possible following such redemption as part of a single integrated transaction, dissolve and liquidate, subject to the approval of our remaining stockholders and our board of directors (who have contractually agreed to take such actions to effectuate such dissolution and liquidation), subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the January 22, 2017 deadline, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public holders of common stock from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis.”

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available (which we expect it to be). As a result, the number of shares of common stock that holders will receive upon exercise of the public warrants will be fewer than it would have been had such holders exercised their warrants for cash. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced. Notwithstanding the foregoing, the Private Placement Warrants and any other warrants that may be issued to our officers, directors, sponsor or their affiliates as described elsewhere in this Form 10-K may be exercisable for unregistered shares of common stock for cash even if the prospectus relating to the shares of common stock issuable upon exercise of the warrants is not current and effective.

An investor will only be able to exercise a warrant if the issuance of shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue shares of common stock unless the shares issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 65% of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve such amendment.

Since we are not limited to a particular industry or target business with which to complete our initial business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we intend to focus our search on target businesses in the specialty chemicals and performance materials industries, we may consummate our initial business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we may not properly ascertain or assess all of the significant risk factors. An investment in our shares may not ultimately prove to be more favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a target business.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

We may consummate a business combination with a target business in any geographic location or industry we choose. Our officers and directors may not have enough experience or sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our initial business combination.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company, in which our public stockholders own shares, acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company, in which our public stockholders own shares, owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and performing and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial business combination, however, remains to be determined. Although some of our key personnel may serve in senior management or advisory positions following our initial business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. These conflicts may not be resolved in our favor.

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors have pre-existing fiduciary and contractual obligations to other companies, including companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

The shares beneficially owned by our sponsor, officers and directors will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our sponsor and our officers and directors have waived their right to convert their insider shares or any other shares of common stock acquired in our initial public offering or thereafter, or to receive distributions with respect to their insider shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the insider shares will be worthless if we do not consummate our initial business combination. The Private Placement Warrants and any other warrants they acquire will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our sponsor, officers and directors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. We may not be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate our initial business combination with a single target business, although we have the ability to simultaneously acquire several target businesses.  By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our public stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the trust account for possible payment upon such conversion or sale, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until January 22, 2017 in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

If we hold a stockholder meeting to approve any initial business combination, we will offer each public stockholder the option to vote in favor of the proposed business combination and still seek conversion of his, her or its shares.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (but not our other initial stockholders) the right to have his, her or its public shares converted for cash (subject to the limitations described elsewhere in this Form 10-K) regardless of whether such stockholder votes for or against such proposed business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to have their shares converted only when they vote against a proposed business combination. Accordingly, public stockholders owning a majority of the shares sold in our initial public offering may exercise their conversion rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. The ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 15% of the shares of common stock sold in our initial public offering.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (but not our initial stockholders) the right to have his, her, or its shares of common stock converted into cash. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 15% of the shares of common stock sold in our initial public offering. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities. Accordingly, if you hold more than 15% of the shares of common stock sold in our initial public offering and our proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such additional shares of common stock or sell them in the open market. The value of such additional shares may not appreciate over time following our initial business combination, and the market price of our shares of common stock may not exceed the per-share conversion price.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require public stockholders who wish to convert their shares of common stock to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether it is voting for or against such proposed business combination, to demand that we convert its public shares for a share of the trust account. We may require public stockholders who wish to have their shares converted in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical share certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares of common stock to comply with the delivery requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares of common stock to comply with specific delivery requirements for conversion described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of a business combination may delay the consummation of a transaction. Additionally, the insider shares and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

Our ability to consummate an attractive business combination may be impacted by the market for initial public offerings.

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although it is very likely that our target will want to be a public reporting company. If the market for initial public offerings is limited, we believe there will be a greater number of attractive target businesses open to being acquired by us as a means to achieve publicly held status. Alternatively, if the market for initial public offerings is robust, we believe that there will be fewer attractive target businesses amenable to being acquired by us to become a public reporting company. Accordingly, during periods with strong public offering markets, it may be more difficult for us to complete an initial business combination.

We may be unable to obtain additional financing, if required, to complete our initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, the capital requirements for any particular transaction remain to be determined. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares of common stock, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or sponsor is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders collectively own approximately 20% of our issued and outstanding shares of common stock. In connection with any vote for a proposed business combination, all of our initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering as well as any shares of common stock acquired in our initial public offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election in any annual meeting and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders may continue to exert control at least until the consummation of a business combination.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the Delaware General Corporation Law, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our Initial Business Combination, and thus we may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Initial Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

Our outstanding warrants may have an adverse effect on the market price of shares of common stock and make it more difficult to effect a business combination.

We have issued warrants to purchase 17,500,000 shares of common stock as part of the units offered by our initial public offering and the Private Placement Warrants to purchase 9,000,000 shares of common stock. We may also issue additional warrants to our officers, directors or their affiliates upon conversion of promissory notes issued to such entities or individuals for loans made to supplement our working capital requirements. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption, our management will have the option to require any holder that wishes to exercise its warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect our initial business combination.

The holders of the insider shares are entitled to demand that we register the resale of the insider shares and the holders of the Private Placement Warrants are entitled to demand that we register the resale of the Private Placement Warrants (and underlying securities) and any securities our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States government treasury bills, notes or bonds having a maturity of 180 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in United States treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

The requirement that we complete our initial business combination by January 22, 2017 may give potential target businesses leverage over us in negotiating our initial business combination.

We have until January 22, 2017 to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsor. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

We may acquire a target business that is affiliated with our officers, directors or sponsor.

While we do not currently intend to pursue an initial business combination with a company that is affiliated with our officers, directors or sponsor, we are not prohibited from pursuing such a transaction. We are also not prohibited from consummating a business combination where any of our officers, directors, sponsor or their affiliates acquire a minority interest in the target business alongside our acquisition. These affiliations could cause our officers or directors to have a conflict of interest in analyzing such transactions due to their personal and financial interests.

We may not be required to obtain an opinion from an independent investment banking firm as to the fair market value of the target business we are seeking to acquire.

We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value of such target business if our board of directors independently determines that the target business complies with the 80% threshold. Accordingly, investors will be relying solely on the judgment of our board of directors in valuing such target business or businesses, and our board of directors may not properly value such target business or businesses.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

If we consummate a business combination with a target business in one of these areas, or another location outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’s governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	inflation;

●	economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	protection of intellectual property; and

●	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

If we effect a business combination with a company located outside of the United States, it could result in adverse tax consequences to us.

If we effect a business combination with a company located outside of the United States, we may determine it is necessary to change our jurisdictional domicile from Delaware to a foreign jurisdiction such as the Cayman Islands or the British Virgin Islands. Changing our domicile could result in adverse tax consequences to us at that time. Alternatively, we could determine to remain a Delaware company and subject our operations to United States taxation even though our operations might be wholly foreign. Either of the foregoing could have a negative impact on our results of operations.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only one-third of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards as issued by the IASB, we will not be able to complete our initial business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Risks applicable to the specialty chemicals and performance materials industries

We are currently focusing our search on target businesses operating in the specialty chemicals and performance materials industries. We believe that the following risks will apply to us following the consummation of our initial business combination with a target business operating in such industries. If we elect to pursue an investment outside of these industries, the disclosure below would not be relevant to an understanding of the business that we elect to acquire.

Volatility in costs for strategic raw material and energy commodities or disruption in the supply of these commodities could adversely affect financial results.

Companies in the specialty chemicals and performance materials industries are reliant on strategic raw material and energy commodities for operations and utilize risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw material and energy costs. These risk mitigation measures cannot eliminate all exposure to market fluctuations. In addition, natural disasters, plant interruptions, changes in laws or regulations, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation infrastructure used for delivery of strategic raw material and energy commodities, could adversely impact both the cost and availability of these commodities.

The specialty chemicals and performance materials industries could be materially adversely affected by disruptions to manufacturing operations or related infrastructure.

Significant limitation on a company’s ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on its sales revenue, costs, results of operations, and financial condition. Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to or for delivery of products to customers.

Legislative or regulatory actions could increase a company’s future compliance costs.

The facilities and businesses of companies in the specialty chemicals and performance materials industries are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations. Accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. The amount accrued generally reflects a company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher costs. Pending and proposed U.S. Federal legislation and regulation increase the likelihood that manufacturing sites will in the future be impacted by regulation of greenhouse gas emissions and energy policy, which legislation and regulation, if enacted, may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs.

The specialty chemicals and performance materials industries are highly competitive and include competitors with greater resources than ours.

The specialty chemicals and performance materials industries in which we will seek to compete are highly competitive. Competition in these industries is based on a number of factors, such as price, product, quality and service. Competitors may have greater financial, technological and other resources and may be better able to withstand changes in market conditions. In addition, competitors may be able to respond more quickly than us to new or emerging technologies and changes in customer requirements. Consolidation of competitors or customers may also adversely affect any potential business we enter. Furthermore, global competition and customer demands for efficiency will continue to make price increases difficult.

Companies in the specialty chemicals and performance materials industries tend to operate in cyclical business segments and financial results are likely to fluctuate accordingly.

A substantial portion of sales in the specialty chemicals and performance materials industries are to customers involved, directly or indirectly, in the commercial and residential real estate, aerospace, automotive and construction, industrial and energy related industries, all of which are, by their nature, cyclical industries. A downturn in these industries would and has in the past, and may again in the future, result in lower demand for products among customers involved in those industries and a reduced ability to pass on cost increases to these customers.

If the target business is unable to protect its intellectual property rights, sales and financial performance could be adversely affected.

Patents and trademarks may be of material importance to the operations of any business in the specialty chemicals and performance materials industries. Its performance may depend in part on an ability to establish, protect and enforce such intellectual property and to defend against any claims of infringement, which could involve complex legal, scientific and factual questions and uncertainties.

Such a business may have to rely on litigation to enforce intellectual property rights and contractual rights. In addition, it may face claims of infringement that could interfere with its ability to use technology or other intellectual property rights that are material to its business operations. If litigation that it initiates is unsuccessful, it may not be able to protect the value of its intellectual property. In the event a claim of infringement is successful, it may be required to pay royalties or license fees to continue to use technology or other intellectual property rights that it had been using or may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable period of time.

If an acquisition candidate is unable to obtain licenses on reasonable terms, it may be forced to cease selling or using its products that incorporate the challenged intellectual property, or to redesign or, in the case of trademark claims, rename its products to avoid infringing the intellectual property rights of third parties, which may not be possible and may be time-consuming. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Their intellectual property rights may not have the value that we believe them to have, which could result in a competitive disadvantage or adversely affect its business and financial performance.

Legal proceedings may have a materially negative impact on future results of operations.

Acquisition candidates in the specialty chemicals and performance materials industries are, and may in the future be, subject to various lawsuits and other legal proceedings, including proceedings related to contract, environmental and other regulatory matters. Such companies may also become subject to lawsuits by customers, distributors and employees alleging personal injury or product liability associated with their products and businesses. Adverse judgments or rulings in these legal proceedings, or the filing of additional environmental or other damage claims, may have a materially negative impact on an acquisition candidate’s future results of operations, cash flows and financial condition. Additionally, such a company may incur significant administrative and legal costs associated with defending or settling litigation.

Products and manufacturing processes are subject to technological change and a company’s business will suffer if it fails to keep pace.

Many of the markets in which our acquisition candidates’ products (and their corresponding manufacturing processes) compete are subject to technological change and new product introductions and enhancements. Companies must continue to enhance existing products and to develop and manufacture new products with improved capabilities to continue to be a market leader. Such companies must also continue to make improvements in manufacturing processes and productivity to maintain their competitive position. When a company invests in new technologies, processes or production facilities, it will face risks related to construction delays, cost over-runs and unanticipated technical difficulties. An inability to anticipate, respond to, capitalize on or utilize changing technologies could have an adverse effect on an acquisition candidate’s consolidated results of operations, financial condition and cash flows in any given period.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 12935 N. Forty Drive, Suite 201, St. Louis, Missouri 63141. The cost for this space is included in the $10,000 per-month fee Quinpario Partners LLC, an affiliate of our sponsor, charges us for general and administrative services. We believe, based on rents and fees for similar services in St. Louis, Missouri, that the fee charged by Quinpario Partners LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units are listed on the Nasdaq Capital Market, or Nasdaq, under the symbol “QPACU.” The shares of common stock and warrants are listed on the Nasdaq under the symbols “QPAC” and “QPACW,” respectively. Units not separated continue to be listed under the symbol “QPACU.”

The following table sets forth the range of high and low sales prices for the units, shares of common stock and warrants for the periods indicated since the units commenced public trading on January 16, 2015, and since the common stock and warrants commenced public trading on March 9, 2015.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2016:
First Quarter*	9.90	9.75	9.85	9.66	0.24	0.14
2015:
Fourth Quarter	10.28	9.69	12.68	8.96	0.35	0.13
Third Quarter	10.61	10.03	9.94	9.80	0.60	0.25
Second Quarter	10.45	10.11	9.95	9.70	0.60	0.29
First Quarter	10.33	9.51	12.00	8.00	1.17	0.25

* Through February 29, 2016

Holders

As of February 29, 2016, there was one holder of record of our units, nine holders of record of our shares of common stock and three holders of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Initial Public Offering – Use of Proceeds

On January 22, 2015, we closed our initial public offering of 35,000,000 units, with each unit consisting of one share of Common Stock and one Warrant entitling the holder to purchase one-half of one share of Common Stock at a price of $5.75 per half share commencing 30 days after the completion of an initial business combination. Simultaneous with the consummation of the initial public offering, we consummated the private placement of 18,000,000 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, generating total proceeds of $9,000,000. The Private Placement Warrants were purchased by our sponsor, Quinpario Partners 2, LLC.

Following the consummation of the initial public offering, the underwriters notified the Company that they were waiving their right to exercise any portion of the over-allotment option. As a result, the sponsor forfeited an aggregate of 1,312,500 insider shares, leaving the initial stockholders with an aggregate of 8,750,000 insider shares.

Deutsche Bank Securities Inc. and Cantor Fitzgerald & Co. acted as representatives of the underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-198988). The Securities and Exchange Commission declared the registration statement effective on January 15, 2015.

The total net proceeds to us from the offering and private placements were $351,380,830 after deducting $7,619,170 of transaction costs (up to an additional $12,250,000 of deferred underwriting expenses may be paid upon the completion of a business combination), of which $350,000,000 was deposited into the trust account and the remaining proceeds of $1,380,830 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2015, we have used $498,907 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2015, there was $350,155,268 held in the trust fund.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities have been made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Form 10-K for the year ended December 31, 2015 and for the period from July 15, 2014 (inception) to December 31, 2014. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes appearing elsewhere in this Form 10-K.

	For the year ended December 31, 2015	For the Period from July 15, 2014 (Inception) to December 31, 2014
Statement of Operation Data:
Reimbursement of due diligence expenses	$500,000	$-
General and administrative costs	(1,027,734)	(53,338)
Loss from operations	(527,734)	(53,338)
Interest income	155,807	-
Net loss attributable to common shares outstanding	(371,927)	(53,338)
Net loss per common share outstanding basic and diluted	(0.04)	(0.01)
Weighted average number of common shares outstanding basic and diluted	10,261,416	8,750,000

Balance Sheet Data:
Cash	$881,923	$1,273
Investments held in Trust Account	350,155,268	-
Total Assets	351,111,906	212,377
Total Liabilities	12,317,420	240,715
Common stock subject to possible redemption	333,794,485	-
Total stockholders' equity (deficit), net	5,000,001	(28,338)

Cash Flow Data:
Net cash used in operating activities	$(507,472)	$(80,355)
Net cash used in investing activities	$(350,000,000)	$-
Net cash provided by financing activities	$351,388,123	$81,628

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.   Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report.   Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company formed on July 15, 2014 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses or entities. We are actively searching for a target business for our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the private placement of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of common stock or preferred stock in our initial business combination:

●	may significantly dilute the equity interest of our investors who would not have pre-emption rights in respect of any such issuance;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after our initial Business Combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Results of Operations

We have not generated any revenues to date. Our entire activity from inception to the closing of our initial public offering on January 22, 2015 was in preparation for that event. Subsequent to the initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We have generated, and expect to continue to generate, small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on U.S. Treasury securities with maturities of 180 days or less. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Our net loss for the twelve months ended December 31, 2015 was $371,927, which consisted of operating costs, offset by interest income of $155,807 on the funds held in the trust account established in connection with the initial public offering (“Trust Account”) and $500,000 for the reimbursement of due diligence expenses that the Company incurred in connection with evaluating a potential business combination that did not materialize. For the period of July 15, 2014 (inception) through December 31, 2014, we had a net loss of $53,338. Our operating expenses principally consisted of expenses related to our public filings and listing and to general operating expenses including printing, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

Liquidity and Capital Resources

Through December 31, 2015, our liquidity needs have been satisfied through receipt of $25,000 from the sale of shares to Quinpario Partners 2, LLC, our sponsor, loans and advances from Quinpario Partners LLC, an affiliate of our sponsor, totaling $325,370, and $1,380,830 of cash from the gross proceeds of the initial public offering. As of the date of this filing, all loans and advances have been repaid to Quinpario Partners LLC from the net proceeds of the initial public offering.

On January 22, 2015, we consummated our initial public offering of 35,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our initial public offering, we consummated the private placement of 18,000,000 Private Placement Warrants to our sponsor for $9,000,000. We received net proceeds from our initial public offering and the sale of the Private Placement Warrants of $351,380,830, net of the non-deferred portion of the underwriting commissions of $7,000,000, offering costs of $555,250 and other expenses of $63,920.

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

We believe the $881,923 in our operating account will be sufficient to identify one or more target businesses, conduct due diligence and complete our initial business combination. However, we may need to seek additional capital to continue our operations. If additional capital is required, we intend to borrow sufficient funds from Quinpario Partners, LLC or the management team to operate until we close our initial business combination. Neither Quinpario Partners, LLC nor our management team is under any obligation to advance funds to us. Any loan would be evidenced by a non-interest bearing promissory note. Up to $1,500,000 of such notes may be convertible into additional Private Placement Warrants at a price of $0.50 per warrant of the post business combination entity. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

For the period from January 22, 2015 (consummation of our initial public offering) through December 31, 2015, we disbursed an aggregate of $1,000,046 out of the proceeds of our initial public offering not held in trust and the proceeds from the sale of the insider shares, for legal expenses, accounting expenses and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses. On June 19, 2015, we received a $500,000 reimbursement for expenses that we incurred conducting due diligence on a potential business combination that did not materialize. As of December 31, 2015, there was $881,923 remaining in our operating account not held in trust.

Off-Balance Sheet Arrangements

As of December 31, 2015, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 payable to Quinpario Partners LLC for office space, administrative services and secretarial support.

We began incurring these fees on January 15, 2015, the date our securities were first listed on the NASDAQ Capital Market and will terminate upon the earlier of (i) the consummation of a business combination or (ii) our liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Redeemable common stock

All of the 35,000,000 common shares sold as part of the units in the initial public offering (the “Public Shares”) contain a redemption feature which allows for the redemption of common shares per our liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital, which impacts the number of shares classified outside of permanent equity.

Accordingly, at December 31, 2015, 33,364,647 of the 35,000,000 Public Shares are classified outside of permanent equity at their redemption value. We expect the redemption price to be $10.00 per share of common stock, without taking into account any interest earned on such funds. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of public stockholders.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive, principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2015 was based on the framework for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on this assessment, our principal executive officer and principal financial and accounting officer have concluded that our internal controls over financial reporting were effective as of December 31, 2015.

This Form 10-K does not include an attestation report of internal controls from the company’s registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jeffry N. Quinn	56	Chairman of the Board
D. John Srivisal	37	President and Chief Executive Officer
A. Craig Ivey	58	Vice President - Operations
Sara F. Melly	35	Vice President, General Counsel and Secretary
Edgar G. Hotard	62	Director
W. Thomas Jagodinski	59	Director
Ilan Kaufthal	68	Director
Roberto Mendoza	69	Director
Dr. John Rutledge	67	Director
Shlomo Yanai	63	Director

Jeffry N. Quinn is our Chairman of our Board of Directors, and has served in such role since our inception in July 2014. He is also the founder, Chairman, Chief Executive Officer of our sponsor and founder, Chairman, Chief Executive Officer and Managing Member of our sponsor’s managing member, Quinpario Partners LLC, and has served in such roles since July 2014 and July 2012, respectively. Mr. Quinn was President, Chief Executive Officer and Chairman of Quinpario 1 from its inception in May 2013 until its business combination with Jason Industries, Inc. in June 2014 and has continued to serve as chairman of the board and a director of Jason Industries since the business combination. In November 2015, Mr. Quinn was named Interim Chief Executive Officer of Jason Industries, Inc. and in December 2015, assumed the role of Chief Executive Officer, which he currently holds.

Prior to forming Quinpario Partners LLC, Mr. Quinn was President, Chief Executive Officer and Chairman of the Board of Solutia Inc. (formerly NYSE: SOA), a global specialty chemical and performance materials company. From May 2004 to July 2012, Mr. Quinn served as the President and Chief Executive Officer of Solutia, and served as the Chairman of the Board from February 2006 to July 2012. Mr. Quinn became President and Chief Executive Officer of Solutia shortly after it had filed for bankruptcy. Over eight years as Chief Executive Officer of Solutia, Mr. Quinn oversaw its transformation from a domestically oriented commodity chemical company to one of the world’s leading specialty chemical firms. Solutia was sold to Eastman Chemical in July 2012 for approximately $4.7 billion. Mr. Quinn joined Solutia in 2003 as Executive Vice President, Secretary, and General Counsel. In mid-2003 he added the duties of Chief Restructuring Officer to help prepare the company for its eventual filing for reorganization under Chapter 11. During his tenure at Solutia, the company completed a number of divestitures and acquisitions as it reshaped its portfolio of businesses. It also completed a number of debt and equity offerings. Prior to joining Solutia, Mr. Quinn was Executive Vice President, Chief Administrative Officer, Secretary and General Counsel for Premcor Inc. (formerly NYSE: PCO), which at the time was one of the nation’s largest independent refiners. At that time Premcor was a portfolio company of Blackstone Capital Partners, a private equity fund. As general counsel of Premcor, Mr. Quinn was involved in the company’s initial public offering and listing on the New York Stock Exchange in 2002. Premcor was eventually sold to Valero Energy Corporation (NYSE: VLO) in 2005. Prior to Premcor, Mr. Quinn was Senior Vice President-Law & Human Resources, Secretary and General Counsel for Arch Coal, Inc. (NYSE: ACI). Mr. Quinn started at Arch Coal in 1986 when it was known as Arch Mineral Corporation. He became General Counsel in 1989. For the next eleven years Mr. Quinn was a member of the executive management team that grew Arch from a small regional coal producer to the nation’s second largest coal company. Mr. Quinn was involved in a number of mergers and acquisitions at Arch Coal, including the 1987 acquisition of the coal business of Diamond Shamrock Corporation, the 1997 merger with Ashland Coal, Inc., the 1998 acquisition of the U.S. business of Atlantic Richfield Company, and many other smaller transactions as well as the company’s initial public offering in 1997 as part of the Ashland Coal merger. In addition to serving on the board of Jason Industries, Inc. (NASDAQ: JASN), Mr. Quinn is a member of the board of directors of Tronox Limited (NYSE: TROX), a fully integrated producer and marketer of titanium ore and titanium dioxide pigment, Ferro Corporation (NYSE: FOE), a global supplier of technology-based performance materials and chemicals for manufacturers, and W.R. Grace & Co. (NYSE: GRA), a global supplier of catalysts, engineered and packaging materials and specialty construction chemicals and building materials. Mr. Quinn received both a bachelor’s degree in Mining Engineering and a Juris Doctorate degree from the University of Kentucky.

Mr. Quinn is well qualified to serve as Chairman of our board of directors due to his background in analyzing, reviewing and managing investments in companies in a variety of industries, as well as his experience in public company governance.

D. John Srivisal is our President and Chief Executive Officer, and has served in such roles since September 2014. He is also a partner in our sponsor and in Quinpario Partners LLC, and has served in such roles since July 2014 and July 2012, respectively. Mr. Srivisal was previously Vice President and Chief Financial Officer of Quinpario 1 and served in such positions from its inception in May 2013 until its business combination with Jason Industries, Inc. in June 2014. From January 2009 to July 2012, Mr. Srivisal was Vice President, Transaction Execution for Solutia Inc. In that role Mr. Srivisal had global responsibility for merger, acquisition, divestiture and joint venture transactions. Mr. Srivisal served as the lead strategist, negotiator and decision-maker responsible for completing over 20 transactions that were critical to the transformation and reshaping of Solutia’s portfolio of businesses. Before being named to this position in January 2009, Mr. Srivisal served as Solutia’s Director of Planning and Coordination from June 2004. In this role, Mr. Srivisal had chief of staff responsibilities for Mr. Quinn and played a leading role in managing the company’s reorganization process and securing a global settlement with Solutia’s various constituents that resulted in Solutia’s emergence from bankruptcy. During his tenure at Solutia from June 2004 to July 2012, Mr. Srivisal also played a key role in Solutia’s financing transactions, including Solutia’s exit financing and relisting on the NYSE following its emergence from bankruptcy, various acquisition-related financings, and several equity and debt offerings and refinancings. Mr. Srivisal has over fifteen years of transaction experience that includes acting on behalf of Solutia as well as advising companies, creditors, financial sponsors and government entities in a variety of industries on recapitalizations, restructurings, financings, leveraged buyouts, mergers, acquisitions, divestitures and joint ventures. Before joining Solutia, Mr. Srivisal was a restructuring investment banker at Rothschild Inc. where he executed numerous in-court and out-of-court restructuring, financing and M&A transactions. He began his career in the mergers and acquisitions group at Peter J. Solomon Company. Mr. Srivisal graduated magna cum laude with a Bachelor of Science degree in Economics (concentration in Finance) and a minor in Mathematics from the Wharton School of the University of Pennsylvania.

A. Craig Ivey is our Vice President — Operations, and has served in such role since inception in July 2014. He is also an operating partner in our sponsor and in Quinpario Partners LLC, and has served in such roles since July 2014 and July 2012, respectively. In January 2016, Mr. Ivey was named interim President and Chief Operating Officer of Jason Industries, Inc., which positions he currently holds. Mr. Ivey was previously Vice President — Operations of Quinpario 1 and served in such position from its inception in May 2013 until its business combination with Jason Industries, Inc. in June 2014. Mr. Ivey was previously President and General Manager of the Performance Films Division for Solutia Inc. from August 2011 to July 2012. The Performance Films division is a leader in aftermarket window film with annual revenues of $300 million and operations in Europe, Asia and the Americas. As President and General Manager, Mr. Ivey had responsibility for all commercial, manufacturing, technology, and strategic aspects of the business. During his tenure at Performance Films, the division completed an acquisition of Southwall Technologies Inc. This synergistic acquisition was foundational in expanding the business’ global manufacturing footprint and securing a world class technology base. Mr. Ivey joined Solutia at the company’s inception in 1997 and possesses over 30 years of manufacturing, supply chain, business and leadership expertise. From March 2011, prior to being named as President and General Manager for Performance Films in August 2011, Mr. Ivey served as Vice President — Photovoltaics in Solutia’s Advanced Interlayers division, in addition to his role (beginning in January 2010) as Vice President of Business Operations — Asia Pacific Region, based in Shanghai, where he was instrumental in growing Solutia’s presence across Asian markets. While in Asia, he led the consolidation of regional headquarters and operations to Shanghai, providing the skills and staff to support a 20% year on year (2009-2011) increase in revenue and establishing the foundation for future growth. From January 2008 to January 2010 he served as Vice President — Supply Chain of the Nylon Division. In this role, Mr. Ivey led the development of a global supply chain network, establishing operations and providing service across four continents. Mr. Ivey also has an operations background and served as Plant Manager and Manufacturing Director for Solutia’s largest production facility in Pensacola, Florida. While in this role, he led the transformation of the facility from a traditional fiber-based operation to an engineered resins platform, successfully implementing both process and cultural changes. The conversion of the manufacturing footprint to an engineered resin platform was fundamental in allowing Solutia’s Nylon business to compete on a global scale. Mr. Ivey also has significant business integration experience, having led a number integration and divesture activities while at Solutia. Prior to joining Solutia, he served in various engineering and operations roles with Monsanto Company, Chevron Corporation and Olin Corporation. Mr. Ivey earned his bachelor’s degree in Chemical Engineering from Auburn University.

Sara F. Melly is our Vice President, General Counsel and Secretary, and has served in such roles since November 2014. She is also a Vice President and General Counsel of our sponsor and Quinpario Partners LLC, serving in those roles since October 2014. From 2005 to October 2014, Ms. Melly was an attorney with Armstrong Teasdale LLP, a regional law firm based in St. Louis, Missouri. During her tenure at Armstrong Teasdale, Ms. Melly was made a partner of the firm and focused her practice on representing corporate creditors in loan workouts, out-of-court restructuring transactions, acquisitions and divestitures, collateral recovery, bankruptcy proceedings and commercial litigation. She represented clients in front of Federal and state trial courts in Missouri and Illinois, the Missouri Court of Appeals and the Supreme Court of Missouri. Ms. Melly graduated magna cum laude with a Bachelor of Arts degree in Political Science from the University of Arkansas and cum laude with a Juris Doctorate degree from the Saint Louis University School of Law.

Edgar G. Hotard has served as a director since November 2014. Mr. Hotard serves as a Senior Advisor to Warburg Pincus Asia in the global private equity firm’s energy and industrial sectors, since July 2012, and as a Venture Partner at ARCH Venture Partners, a provider of seed / early stage venture capital for technology firms in life sciences, physical sciences and advanced materials, since June 2002. He also serves as Deputy Chairman of SIAD Engineering (Hangzhou) Co. Ltd., the China subsidiary of SIAD Macchine Impianti S.p.A, a global supplier of compressors and air separation equipment, a position he has held since January 2013. Previously, Mr. Hotard served as an Operating Partner at HAO Capital from November 2010 until December 2013, and as an advisor to the Asia practice of Monitor Group, a global strategy-consulting firm and as non-executive Chairman of Monitor Group (China), from June 2000 to November 2010. Prior to that, Mr. Hotard served as President and Chief Operating Officer of Praxair, Inc. (“Praxair”) (NYSE:PX), a worldwide provider of industrial gases, including atmospheric, process and specialty gases, from July 1992 until his retirement in January 1999. In 1992, he co-led the spin-off of Praxair from Union Carbide Corporation (formerly NYSE:UK), a commodity and specialty chemical and polymers company where he served as Corporate Vice President from July 1990 to July 1992. Mr. Hotard currently serves as a member of the Board of Directors of Albany International Corp. (NYSE:AIN), a global advanced materials processing company serving the paper and aerospace industry, a position he has held since November 2006, as a member of the Board of Directors of Baosteel Metals, a subsidiary of Baosteel Group Co. Ltd., since January 2013, as a member of the Board of Directors of SIAD Macchine Impianti S.p.A. since May 2013, and as a member of the Board of Directors of Jason Industries, a global industrial manufacturing company operating in the agricultural, construction and industrial manufacturing sectors, since August 2013. Previously, he served as a member of the Board of Directors of various public companies, including Global Industries Inc. (formerly NASDAQ:GLBL), a global offshore oil and gas engineering and construction service company, from 1999 to September 2011; Solutia Inc. (formerly NYSE:SOA), a performance materials specialty chemical manufacturer with global operations, from February 2011 to July 2012 and Shona Energy Company, Inc. (formerly TSX-V:SHO), an oil and natural gas exploration, development and production company, from July 2011 to December 2012. In addition, Mr. Hotard was a founding sponsor of the China Economic and Technology Alliance and a joint MBA program between Renmin University, Beijing, China and the School of Management of the State University of Buffalo, New York.

Mr. Hotard is well qualified to serve as an independent director due to his background in the advanced materials processing and energy industries, his experience in public and private company governance and private equity, as well as his prior experience with Quinpario 1.

W. Thomas Jagodinski has served as a director since November 2014. Mr. Jagodinski has been a private investor since September 2007. Mr. Jagodinski has served as a member of the Board of Directors of Lindsay Corporation (NYSE:LNN), a global company focused on providing irrigation and infrastructure solutions, since July 2008 and currently serves as Chairman of the Audit Committee. He has also served as a member of the Board of Directors and as Audit Committee Chair of Centrus Energy Corp. (formerly known as USEC prior to its emergence from bankruptcy) (NYSE:LEU), a supplier of enriched uranium fuel for international and domestic commercial nuclear power plants, since September 2014. Previously, Mr. Jagodinski was a member of the Board of Directors of Phosphate Holdings, Inc., a U.S. producer and marketer of DAP, the most common form of phosphate fertilizer, from May 2009 until June 2014, where he served as Chairman of Board. Additionally, from August 2013 through June 2014, he served as a member of the Board of Directors of Quinpario 1. Previously, Mr. Jagodinski served as a member of the Board of Directors of Solutia Inc. from March 2008 until July 2012. Prior to that, Mr. Jagodinski was President, Chief Executive Officer and Director of Delta and Pine Land Company (“D&PL”) (formerly NYSE: DLP), a leader in the cotton seed industry, from September 2002 until the company was acquired in June 2007. From June 2002 until August 2002, he served as D&PL’s Executive Vice President and from September 2000 until June 2002, he served as Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. Mr. Jagodinski was also D&PL’s Vice President-Finance, Treasurer and Assistant Secretary from February 1993 until September 2000 and held various other financial positions at D&PL, from October 1991, when he joined the company, until February 1993. Prior to D&PL, Mr. Jagodinski held various positions in the audit division at Arthur Andersen from 1983 to 1991 and Senior Accountant at Price Waterhouse from 1978 to 1983. Mr. Jagodinski is a licensed Certified Public Accountant and a member of the AICPA, TSCPA and was MSCPA. Mr. Jagodinski received a Bachelor of Business Administration degree (Accounting) from the University of Mississippi.

Mr. Jagodinski is well qualified to serve as an independent director due to his background in specialty chemicals and fertilizers, his experience in public and private company governance and accounting, including his service on an audit committee and a compensation committee, as well as his prior experience with Quinpario 1.

Ilan Kaufthal has served as a director since November 2014. Mr. Kaufthal is Chairman of East Wind Advisors, a specialized investment banking firm serving companies in the media, education, consumer/retail and information industries, and has held such position since May 2011. From July 2008 to July 2013, Mr. Kaufthal served as Senior Advisor at Irving Place Capital. Earlier in his career, he was Vice Chairman of Investment Banking at Bear Stearns & Co. from May 2000 to July 2008, Vice Chairman and Head of Mergers and Acquisitions at Schroder & Co. from February 1987 to May 2000, and SVP and CFO at NL Industries from May 1971 to February 1987. Mr. Kaufthal serves on the board of directors of the following public companies: Cambrex Corporation (NYSE: CBM), a supplier to the pharmaceutical industries, Blyth, Inc. (NYSE: BTH), a multi level marketing company based in Greenwich, Connecticut and Tronox Limited (NYSE:TROX), a fully integrated producer and marketer of titanium ore and titanium dioxide pigment. He previously served as a director of Quinpario 1. Mr. Kaufthal is a graduate of Columbia University and the New York University Graduate School of Business Administration.

Mr. Kaufthal is well qualified to serve as an independent director due to his background and his experience in public and private company governance and investment banking, as well as his prior experience with Quinpario 1.

Roberto Mendoza has served as a director since November 2014. Mr. Mendoza has served as a Senior Managing Director of Atlas Advisors LLC, an independent global investment banking firm, since March 2010. Previously, Mr. Mendoza co-founded Deming Mendoza & Co., LLC, a corporate finance advisory firm, and served as one of its partners from February 2009 to March 2010. Mr. Mendoza served as Non-Executive Chairman of Trinsum Group from February 2007 to November 2008. In January 2007, Trinsum Group was formed as a result of a merger of Marakon Associates and Integrated Finance Limited, a financial advisory company which Mr. Mendoza co-founded and of which he served as Chairman of the Board and Managing Director from 2002 to February 2007. He also served as Managing Director of Goldman Sachs Services from September 2000 to February 2001. From 1967 to 2000, Mr. Mendoza held positions at J.P. Morgan & Co. Inc., serving from 1990 to 2000 as director and Vice Chairman of the Board. Mr. Mendoza served as Chairman of Egg plc from May 2000 to February 2006, and as a director of Prudential plc from May 2000 to May 2007, and of PARIS RE Holdings Limited from January 2007 to September 2009. He currently serves as a director of Rocco Forte & Family Limited, PartnerRe Ltd., Manpower Inc. and The Western Union Company. Mr. Mendoza is a member of the Council on Foreign Relations. Mr. Mendoza holds a B.A. from Yale and an M.B.A. (Baker Scholar) from the Harvard Business School.

Mr. Mendoza is well qualified to serve as an independent director due to his substantial experience in investment banking and financial services, as well as his international business experience and service on other public company boards.

Dr. John Rutledge has served as a director since November 2014. Dr. Rutledge is the founder of Rutledge Capital, a private equity investment firm that invests in U.S. middle market manufacturing, distribution, and service companies, and has served as its Chairman since 1990. Dr. Rutledge is also Chief Investment Strategist for Safanad SA Inc., an investment firm based in New York, since its inception in 2008. He also serves as Senior Research Professor at Claremont Graduate University since 2010, where he teaches economics and finance. Dr. Rutledge also serves as a CNBC Contributor since 2009. In addition, Dr. Rutledge has been an Honorary Professor at the Chinese Academy of Sciences in Beijing since 2007. In addition to his many advisory and board roles, Dr. Rutledge wrote the Forbes’ Business Strategy column from 1992 to 2002 and writes for Forbes.com and TheStreet.com. He also founded Claremont Economics Institute, an economic advisory business, in 1978 and served as its Chairman from January 1979 to 1991. Dr. Rutledge currently serves as a member of the Board of Directors of Jason Industries, Inc. (NASDAQ:JASN), a global industrial manufacturing company operating in the agricultural, construction and industrial manufacturing sectors, since August 2013. Dr. Rutledge has been a member of the Board of Directors of TridentUSA Health Services, a privately-owned health care services company since 2014. Dr. Rutledge has also served as a member of the Board of Directors of Hospice Compassus, a privately-owned health care services company, and RHA, a privately-owned health care services company, since 2015. Additionally, Dr. Rutledge has been a member of the Board of Directors of Pansophic, a privately-owned education services company since 2016. Dr. Rutledge has previously served as the director of a number of other companies, including: American Standard (formerly NYSE: ASD), a manufacturer of plumbing, air conditioning, and automotive products; Earle M. Jorgensen Company (formerly NYSE: JOR), the largest independent distributor of metal products in North America; Lazard Freres Funds, a mutual fund; CROM Corporation, a designer and manufacturer of pre-stressed concrete tanks; AdobeAir, a manufacturer of heating and cooling products; StairMaster, a manufacturer of fitness products; Fluidrive, a manufacturer of steerable, hydraulic axles for the agricultural and trucking industries; CST, a manufacturer of paper office products; Ellis Communications, an operator of television and radio companies; General Medical, a supplier of medical products; United Refrigeration, an operator of cold storage warehouses for the food industry; and Framed Picture Enterprise, a retailer in the framed art business. Dr. Rutledge was one of the principal architects of the Reagan economic plan in 1981 and was an adviser to the Bush White House on tax policy from 2001 to 2004. Dr. Rutledge began his career as a professor of economics at Tulane University and Claremont McKenna College. He holds a B.A. from Lake Forest College and a Ph.D. from the University of Virginia.

Dr. Rutledge is well qualified to serve as an independent director due to his academic background as well as his experience in public and private company governance, as well as his prior experience with Quinpario 1.

Shlomo Yanai has served as a director since November 2014. Mr. Yanai has served as the Chairman of the Board of Directors of Protalix BioTherapeutics, Inc. since July 2014. Mr. Yanai is currently the Chairman of the Board of Cambrex Corporation (NYSE:CBM) and a director of Sagent Pharmaceuticals and Perrigo. Mr. Yanai was also a board member of Elisra, Bank Leumi Le-Israel, I.T.L Optronics Ltd and Lumenis Ltd. (NASDAQ:LMNS). Mr. Yanai served as President and Chief Executive Officer of Teva Pharmaceuticals from March 2007 until May 2012 and, prior to joining Teva, Mr. Yanai was President and Chief Executive Officer of Makhteshim-Agan Industries Ltd. from 2003 until 2006. Before that, he was a Major General in the Israel Defense Forces, where he served for 32 years, in various positions, the last two positions being Commanding Officer of the Southern Command and Head of the Division of Strategic Planning. Mr. Yanai was the head of the Israeli security delegation to the peace talks at Camp David, Shepherdstown and Wye River. He currently serves as a member of the Board of Governors of the Technion — Israel Institute of Technology of Haifa, Israel, and of the International Advisory Board, MBA Program of Ben-Gurion University of the Negev, Israel, as well as an honorary member of the Board of the Institute for Policy and Strategy of the Interdisciplinary Center (IDC), Herzliya, Israel. Mr. Yanai holds a bachelor’s degree in political science and economics from Tel Aviv University, a master’s degree in national resources management from George Washington University, and is a graduate of the Advanced Management Program of Harvard Business School and U.S. National War College (NDU). Mr. Yanai was the recipient of the Max Perlman Award for Excellence in Global Business Management from Tel Aviv University, Israel in 2005 and was awarded an honorary doctorate by Bar-Ilan University, Israel in 2012.

Mr. Yanai is well qualified to serve as an independent director due to his global operating experience in the life-science and pharmaceutical and agro-chemicals industry. He also brings a global perspective to the Board, incorporating his industry and Board leadership experience and his distinguished military service.

Audit Committee

Effective January 22, 2015, we established an audit committee of the board of directors, which consists of W. Thomas Jagodinski, Edgar G. Hotard and Dr. John Rutledge, each of whom is an independent director under the Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommend to the board whether the audited financial statements should be included in our Form 10-K;

●	reviewing and discussing with management and the independent auditor the quarterly financial statements prior to the filing of our Form 10-Qs, including the results of the independent auditor’s review of the quarterly financial statements;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq listing standards. Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that W. Thomas Jagodinski qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Effective January 22, 2015, we have established a nominating committee of the board of directors, which consists of Edgar G. Hotard, Roberto Mendoza and Dr. John Rutledge, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that the persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

Effective as of January 22, 2015, we established a compensation committee of the board of directors, which consists of W. Thomas Jagodinski, Shlomo Yanai and Ilan Kaufthal, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated below, no compensation of any kind, including finders, consulting or other similar fees, will be paid to our sponsor or officers or directors, or any of their respective affiliates, prior to, or in connection with the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2015, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

On January 22, 2015, our board of directors adopted a code of ethics that applies to our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that governs aspects of our business.

ITEM 11. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered to us. Commencing on the date of our initial public offering through the acquisition of a target business, we will pay Quinpario Partners LLC, an affiliate of our sponsor, a fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our sponsor compensation. Other than the $10,000 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to sponsor or officers or directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 31, 2015, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of Warrants as such securities are not exercisable or convertible within 60 days.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class

Jeffry N. Quinn	8,450,000	(2)	19.31%
D. John Srivisal	0	(3)	0.00%
A. Craig Ivey	0	(3)	0.00%
Sara F. Melly	0	(3)	0.00%
Edgar G. Hotard	50,000	(3)	*
W. Thomas Jagodinski	50,000	(3)	*
Ilan Kaufthal	50,000	(3)	*
Roberto Mendoza	50,000		*
Dr. John Rutledge	50,000	(3)	*
Shlomo Yanai	50,000	(3)	*
Quinpario Partners 2, LLC	8,450,000		19.31%
All directors and executive officers as a group (10 individuals)	8,750,000		20.00%
AQR Capital Management LLC(4)	3,500,000		8.00%
BlueMountain Capital Management, LLC(5)	3,443,088		7.87%
TD Asset Management Inc. (6)	3,359,100		7.68%
Deutsche Bank AG(7)	3,027,926		6.92%
Fir Tree Inc. (8)	2,610,000		6.00%

* Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Quinpario Partners LLC, 12935 N. Forty Drive, Suite 201, St. Louis, MO 63141.
(2)	Represents shares held by Quinpario Partners 2, LLC, our sponsor. Quinpario Partners LLC is the managing member of Quinpario Partners 2, LLC. Jeffry N. Quinn, our Chairman of the Board, is the sole managing member of Quinpario Partners LLC. Consequently, Mr. Quinn may be deemed the beneficial owner of the securities held by our sponsor and has sole voting and dispositive control over such securities. Mr. Quinn disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.
(3)	Does not include any shares indirectly owned by this individual as a result of his/her membership interest in our sponsor.
(4)	The business address of AQR Capital Management LLC is Two Greenwich Plaza, Greenwich, CT 06830. Information derived from a Schedule 13G filed on February 16, 2016.
(5)	The business address of BlueMountain Capital Management, LLC is 280 Park Avenue, 12th Floor, New York, NY 10017. Information derived from a Schedule 13G/A filed on February 2, 2016.
(6)	The business address of TD Asset Management Inc. is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario, M5J 2T2. Information derived from a Schedule 13G filed on February 11, 2016.
(7)	The business address of Deutsche Bank AG is Taunusanlage 12, 60325 Frankfurt am Main, Federal Republic of Germany. Information derived from a Schedule 13G filed on February 16, 2016.
(8)	The business address of Fir Tree Inc. is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. Information derived from a Schedule 13G filed on February 16, 2016.

The holders of the insider shares outstanding prior to January 22, 2015 have agreed not to transfer, assign or sell any of the insider shares (except to certain permitted transferees) until (1) with respect to 80% of the insider shares, the earlier of one year after the date of the consummation of our initial business combination or if after 150 days after our initial business combination the closing price of our shares of common stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 20% of the insider shares, the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property.

If we are unable to effect a business combination and liquidate the trust account, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to their insider shares.

Equity Compensation Plans

As of December 31, 2015, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Insider Shares

In September 2014, our sponsor purchased an aggregate of 10,062,500 shares of our common stock, for an aggregate purchase price of $25,000. The managing member of the Sponsor is Quinpario Partners LLC, and the managing member of Quinpario Partners is our Chairman, Jeffry N. Quinn. On November 10, 2014, the Sponsor transferred 300,000 Insider Shares to independent directors of the Company. The Insider Shares held by our initial stockholders, which include the Sponsor, management team and directors, included an aggregate of up to 1,312,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that our initial stockholders would collectively own 20.0% of our issued and outstanding shares after the Initial Public Offering (assuming they did not purchase units in the Initial Public Offering).

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

The insider shares are identical to the shares of common stock included in the Units sold in the initial public offering. However, the initial stockholders have agreed (A) to vote their insider shares (as well as any shares acquired after the initial public offering) in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the amended and restated certificate of incorporation with respect to pre-business combination activities prior to the consummation of such a business combination unless the Company provides dissenting public stockholders with the opportunity to convert their public shares into the right to receive cash from the Trust Account in connection with any such vote, (C) not to convert any insider shares (as well as any other shares acquired after the initial public offering) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a proposed initial business combination (or sell any shares they hold to the Company in a tender offer in connection with a proposed initial business combination) or a vote to amend the provisions of the amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity and (D) that the insider shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, the holders of the  initial stockholders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until (1) with respect to 20% of the Insider Shares, the consummation of an initial Business Combination and (2) with respect to the remaining 80% of the Insider Shares, the earlier of one year after the date of the consummation of an initial Business Combination or if after 150 days after an initial Business Combination, the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period. Notwithstanding the foregoing, the foregoing transfer restrictions will be removed earlier if, after an initial Business Combination, the Company consummates a subsequent (i) liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property or (ii) consolidation, merger or other change in the majority of the Company’s management team.

Private Placement Warrants

Simultaneous with the consummation of the initial public offering, we consummated the private placement of 18,000,000 Private Placement Warrants at a price of $0.50 per private warrant, generating total proceeds of $9,000,000. The Private Placement Warrants were purchased by our Sponsor.

Promissory Notes

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

Registration Rights

The holders of the insider shares, as well as any securities our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to an agreement signed in connection with the initial public offering. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. The registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period described above. We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Service Fee

We presently occupy office space provided by Quinpario Partners LLC, an entity controlled by our Chairman, Jeffry N. Quinn. Such entity has agreed that until the earlier of our consummation of a business combination or the liquidation of the trust account, it will make such office space, as well as general and administrative services including utilities and administrative support, available to us as may be required by us from time to time. We pay an aggregate of $10,000 per month for such services.

Related Party Policy

Our Code of Ethics, which we adopted upon consummation of our initial public offering, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors, special advisors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Currently Edgar G. Hotard, W. Thomas Jagodinski, Ilan Kaufthal, Roberto Mendoza, Dr. John Rutledge, and Shlomo Yanai would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal years ended December 31, 2015 and 2014, audit fees for our independent registered public accounting firm were $49,440 and $53,025, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2015 and 2014, audit-related fees for our independent registered public accounting firm were $0 and $0, respectively.

Tax Fees

During the fiscal years ended December 31, 2015 and 2014, fees for tax services for our independent registered public accounting firm were $2,060 and $0, respectively.

All Other Fees

During the fiscal years ended December 31, 2015 and 2014, fees for other services were $24,540 and $0, respectively.

Audit Committee Approval

Since our audit committee was not formed until January 22, 2015, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

1.1	Underwriting Agreement.*
3.1	Certificate of Incorporation.**
3.2	Amended and Restated Certificate of Incorporation.*
3.3	Bylaws.**
4.1	Specimen Unit Certificate.**
4.2	Specimen common stock Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.1	Form of Letter Agreement among the Registrant, Deutsche Bank Securities, Inc., Cantor Fitzgerald & Co. and each of the Company’s Officers, Directors and Sponsor.**
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Form of Letter Agreement between Quinpario Partners LLC and Registrant regarding administrative support.**
10.5	Form of Registration Rights Agreement among the Registrant, the Sponsor and the other initial stockholders.**
10.6	Form of Subscription Agreements among the Registrant, Graubard Miller and the Sponsor.**
14	Form of Code of Ethics.**
31	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 22, 2015
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-198988)

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Quinpario Acquisition Corp. 2

We have audited the accompanying balance sheets of Quinpario Acquisition Corp. 2 (the “Company”) as of December 31, 2015 and 2014, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2015 and for the period from July 15, 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quinpario Acquisition Corp. 2, as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year ended December 31, 2015 and for the period from July 15, 2014 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum llp

Marcum llp

New York, NY

March 28, 2016

QUINPARIO ACQUISITION CORP. 2

BALANCE SHEETS

	As of
	December 31, 2015	December 31, 2014

ASSETS:
Current asset:
Cash and cash equivalents	$881,923	$1,273
Prepaid insurance	74,715	27,017
Total current assets	956,638	28,290
Noncurrent assets:
Cash and investments held in Trust Account	350,155,268	-
Deferred offering costs	-	184,087
Total assets	$351,111,906	$212,377

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Notes payable to related party	$-	$240,715
Accounts payable and accrued expenses	67,420	-
Total current liabilities	67,420	240,715

Deferred underwriters' fees	12,250,000	-
Total liabilities	12,317,420	240,715

Commitments
Common stock subject to possible redemption; 33,364,647 shares (at redemption value)	333,794,485	-

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 135,000,000 shares authorized; 10,385,353 and 10,062,500 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively (which excludes 33,364,647 shares subject to possible redemption at December 31, 2015). (1)	1,039	1,006
Additional paid-in capital	5,424,227	23,994
Accumulated deficit	(425,265)	(53,338)
Total stockholders’ equity (deficit)	5,000,001	(28,338)
Total liabilities and stockholders’ equity (deficit)	$351,111,906	$212,377

(1) The December 31, 2014 amount includes an aggregate of 1,312,500 shares that were forfeited in January 2015 by the Sponsor following notice from the underwriters that they were waiving their right to exercise any portion of their over-allotment option (see note 4).

The accompanying notes are an integral part of these financial statements.

QUINPARIO ACQUISITION CORP. 2

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2015	For the period from July 15, 2014 (inception) to December 31, 2014
Reimbursement of due diligence expenses	$500,000	$-
General and administrative costs	(1,027,734)	(53,338)
Loss from operations	(527,734)	(53,338)

Interest income	155,807	-

Net loss	$(371,927)	$(53,338)

Weighted average number of common shares outstanding - basic and diluted (1)	10,261,416	8,750,000
Net loss per common share - basic and diluted	$(0.04)	$(0.01)

(1) The amount for the periods from July 15, 2014 (inception) to December 31, 2014 and from January 1, 2015 to December 31, 2015 excludes an aggregate of 1,312,500 shares that were forfeited in January 2015 by the Sponsor following notice from the underwriters that they were waiving their right to exercise any portion of their over-allotment option (see note 4).

The accompanying notes are an integral part of these financial statements.

QUINPARIO ACQUISITION CORP. 2

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from July 15, 2014 (Inception) to December 31, 2015

			Additional		Total Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Sale of common stock issued to initial stockholder	10,062,500	$1,006	$23,994	$-	$25,000

Net Loss	-	-	-	(53,338)	(53,338)

Balance at December 31, 2014	10,062,500	1,006	23,994	(53,338)	(28,338)

Proceeds from the sale of 35,000,000 units	35,000,000	3,500	349,996,500	-	350,000,000

Underwriters' discount and offering expenses	-	-	(19,805,250)	-	(19,805,250)

Proceeds from the sale of 18,000,000 warrants to Initial Stockholder	-	-	9,000,000	-	9,000,000

Forfeiture of 1,312,500 shares following notice that Underwriters waived their right to exercise overallotment option.	(1,312,500)	(131)	131	-	-

Proceeds subject to possible redemption of 33,364,647 shares at redemption value	(33,364,647)	(3,336)	(333,791,148)	-	(333,794,485)

Net loss	-	-	-	(371,927)	(371,927)

Balances at December 31, 2015	10,385,353	$1,039	$5,424,227	$(425,265)	$5,000,001

The accompanying notes are an integral part of these financial statements.

QUINPARIO ACQUISITION CORP. 2

STATEMENTS OF CASH FLOWS

Cash Flows from Operating Activities:	For the year ended December 31, 2015	For the Period from July 15, 2014 (inception) to December 31, 2014
Net loss	$(371,927)	$(53,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on restricted cash and investments held in trust less $540 withdrawn to pay taxes	(155,268)	-
Changes in operation assets and liabilities:
Prepaid insurance	(47,697)	(27,017)
Accounts payable and accrued expenses	67,420	-
Net Cash Used in Operating Activities	(507,472)	(80,355)

Cash Flows from Investing Activities:
Proceeds deposited in trust account	(350,000,000)	-
Net Cash Used in Investing Activities	(350,000,000)	-

Cash Flows from Financing Activities:
Repayment of note payable to related party	(325,370)	-
Proceeds from issuance of common stock to initial stockholder	-	25,000
Payment of deferred offering costs	-	(184,087)
Proceeds from note payable to related party	84,655	240,715
Proceeds from initial public offering, net of costs	342,628,838	-
Proceeds from private placement	9,000,000	-
Net Cash Provided by Financing Activities	351,388,123	81,628

Net increase in cash and cash equivalents	880,651	1,273

Cash and cash equivalents - beginning	1,273	-

Cash and cash equivalents – ending	$881,923	$1,273

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriters’ fees	$12,250,000	-

The accompanying notes are an integral part of these financial statements.

Quinpario Acquisition Corp. 2

Notes to Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Quinpario Acquisition Corp. 2 (“us”, “we”, “Company” or “our”) is a blank check company incorporated in Delaware on July 15, 2014. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). All activity through December 31, 2015 relates to the Company’s formation, initial public offering described below and search for a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Cash and investments held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of December 31, 2015, cash and investments held in the Trust Account consisted of $350,154,498 in United States Treasury Bills (net of $3,502 of unrealized discounts) with an original maturity of 180 days or less and $770 in cash.

Shares subject to possible redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2015, 33,364,647 shares subject to possible redemption in the amount of $333,794,485 are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Quinpario Acquisition Corp. 2

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period, which excludes an aggregate of 1,312,500 shares that were forfeited by the Sponsor on January 22, 2015 following notice from the underwriters that they were waving their right to exercise any portion of their over-allotment option (see Note 4). The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 17,500,000 shares of the Company and (ii) the Private Placement Warrants to purchase 9,000,000 shares of the Company, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events. 33,364,647 shares subject to possible redemption at December 31, 2015, were also excluded from the calculation of basic income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At December 31, 2015, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period.

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

There were no unrecognized tax benefits as of December 31, 2015. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal and state authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Federal and Missouri income tax returns for 2014 are currently open to examination although no audits are ongoing.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Quinpario Acquisition Corp. 2

Notes to Financial Statements

3. INITIAL PUBLIC OFFERING

On January 22, 2015, the Company sold 35,000,000 Units at $10.00 per Unit. Each Unit consists of one share of common stock and one warrant. Each warrant entitles the holder thereof to purchase one-half of one share of common stock at a price of $5.75 per half share. Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable 30 days after the completion of an initial Business Combination, and will expire five years after the completion of an initial Business Combination, or earlier upon redemption. We may redeem the outstanding warrants (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.01 per warrant:

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

Quinpario Partners has agreed that, commencing on January 15, 2015 through the earlier of our consummation of an initial Business Combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay Quinpario Partners $10,000 per month for these services. For the year ended December 31, 2015, the Company paid $110,000 of expense pursuant to the administrative services agreement.

In November 2015, the Company reimbursed Quinpario Partners $38,522 for dues and subscriptions relating to systems that the Company utilizes in searching for a target business.

5. COMMITMENTS

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

6. FAIR VALUE MEASUREMENTS

The Company has adopted FASB ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of FASB ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

Description	Balances, at December 31, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
U.S. Treasury Securities	$350,154,498	$350,154,498
Total	$350,154,498	$350,154,498

Quinpario Acquisition Corp. 2

Notes to Financial Statements

7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 135,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2015, there were 10,385,353 common shares outstanding (which excludes 33,364,647 shares subject to possible redemption) and at December 31, 2014 there were 10,062,500 common shares outstanding which included 1,312,500 shares forfeited by the initial shareholders on January 22, 2015.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2015 and December 31, 2014, the Company had not issued any preferred shares.

8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	For the year ended December 31, 2015	For the Period from July 15, 2014 (Inception) to December 31, 2014

Deferred tax asset
Net operating loss carryforward	$185,841	$23,309
Total deferred tax assets	185,841	23,309
Valuation allowance	(185,841)	(23,309)
Deferred tax asset, net of allowance	$-	$-

The income tax provision (benefit) consists of the following:

	For the year ended December 31, 2015	For the Period from July 15, 2014 (Inception) to December 31, 2014

Federal
Current	$-	$-
Deferred	(130,174)	(18,668)

State
Current	$-	$-
Deferred	(32,358)	(4,641)
Total provision (benefit)	(162,532)	(23,309)
Change in valuation allowance	162,532	23,309
Income tax provision (benefit)	$-	$-

Quinpario Acquisition Corp. 2

Notes to Financial Statements

8. INCOME TAX – (continued)

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2015 and 2014 is as follows:

	For the year ended December 31, 2015	For the Period from July 15, 2014 (Inception) to December 31, 2014

Statutory federal income tax rate	(35.00)%	(35.00)%
State taxes, net of federal tax benefit	(8.70)%	(8.70)%
Change in valuation allowance	43.70%	43.70%
Income tax provision (benefit)	0%	0%

As of December 31, 2015, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $425,265 available to offset future taxable income. These NOLs expire beginning January 1, 2035. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2015 and December 31, 2014, the change in the valuation allowance was $162,532 and $23,309, respectively.

9. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following table sets forth certain unaudited quarterly results of operations of the Company for the period from July 15, 2014 (inception) to December 31, 2014 and the year ended December 31, 2015. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting only of normally recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited financial statements and related notes. The quarterly operating results are not necessarily indicative of future results of operations.

	For the Quarter Ended
	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2014	2014	2015	2015	2015	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-	$-	$-
Gross Profit	-	-	-	-	-	-
Net Income (Loss) attributable to common shares outstanding	(24,442)	(28,896)	(177,064)	10,422	(93,945)	(111,340)
Net Income (Loss) per common share outstanding, basic and diluted	$(0.00)	$(0.00)	$(0.02)	$0.00	$(0.01)	$(0.01)

Quinpario Acquisition Corp. 2

Notes to Financial Statements

10. SUBSEQUENT EVENTS

Management has approved the financial statements and performed an evaluation of subsequent events through the date the financial statements were issued, noting no additional items which require adjustment or disclosure.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2016.

QUINPARIO ACQUISITION CORP. 2

By:	/s/ D. John Srivisal
D. John Srivisal
Chief Executive Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffry N. Quinn
Jeffry N. Quinn	Chairman of the Board	March 28, 2016

/s/ D. John Srivisal
D. John Srivisal	Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	March 28, 2016

/s/ Edgar G. Hotard
Edgar G. Hotard	Director	March 28, 2016

/s/ W. Thomas Jagodinski
W. Thomas Jagodinski	Director	March 28, 2016

/s/ Ilan Kaufthal
Ilan Kaufthal	Director	March 28, 2016

/s/ Roberto Mendoza
Roberto Mendoza	Director	March 28, 2016

/s/ Dr. John Rutledge
Dr. John Rutledge	Director	March 28, 2016

/s/ Shlomo Yanai
Shlomo Yanai	Director	March 28, 2016

52