Form 10-Q
period 2016-03-31
Quinpario Acquisition Corp. 2
filed 2016-05-16
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 16, 2016 there were 43,750,000 shares of common stock of the Company issued and outstanding.

QUINPARIO ACQUISITION CORP. 2

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	1

Condensed Interim Balance Sheets	1
Condensed Interim Statements of Operations	2
Condensed Interim Statement of Changes in Stockholders’ Equity	3
Condensed Interim Statements of Cash Flows	4
Notes to Interim Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

Forward Looking Statements	13
Overview	13
Results of Operations	13
Liquidity and Capital Resources	14
Critical Accounting Policies	15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4. CONTROLS AND PROCEDURES	16

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	17

ITEM 1A. RISK FACTORS	17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

ITEM 6. EXHIBITS	19

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINPARIO ACQUISITION CORP. 2

CONDENSED INTERIM BALANCE SHEETS

	As of
	March 31, 2016	December 31, 2015
	(unaudited)

ASSETS:
Current asset:
Cash and cash equivalents	$723,253	$881,923
Prepaid insurance	56,036	74,715
Total current assets	779,289	956,638
Cash and investments held in Trust Account	350,270,990	350,155,268
Total assets	$351,050,279	$351,111,906

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$64,706	$67,420
Deferred underwriters' fees	12,250,000	12,250,000
Total liabilities	12,314,706	12,317,420

Commitments
Common stock subject to possible redemption; 33,347,737 and 33,364,647 shares (at redemption value) at March 31, 2016 and December 31, 2015, respectively.	333,735,572	333,794,485

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 135,000,000 shares authorized; 10,402,263 and 10,385,353 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively (which excludes 33,347,737 and 33,364,647 shares subject to possible redemption at March 31, 2016 and December 31, 2015, respectively).	1,040	1,039
Additional paid-in capital	5,483,138	5,424,227
Accumulated deficit	(484,177)	(425,265)
Total stockholders’ equity	5,000,001	5,000,001
Total liabilities and stockholders’ equity	$351,050,279	$351,111,906

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

QUINPARIO ACQUISITION CORP. 2

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
General and administrative costs	$(354,634)	$(196,750)
Loss from operations	(354,634)	(196,750)
Interest income	295,722	19,685
Net loss	$(58,912)	$(177,064)

Weighted average number of common shares outstanding - basic and diluted	10,385,353	9,964,741
Net loss per common share - basic and diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

QUINPARIO ACQUISITION CORP. 2

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from January 1, 2016 to March 31, 2016

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2015	10,385,353	$1,039	$5,424,227	$(425,265)	$5,000,001

Proceeds subject to possible redemption of 16,910 shares at redemption value	16,910	1	58,911	-	58,912

Net Loss	-	-	-	(58,912)	(58,912)

Balance at March 31, 2016	10,402,263	$1,040	$5,483,138	$(484,177)	$5,000,001

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

QUINPARIO ACQUISITION CORP. 2

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash Flows from Operating Activities:
Net loss	$(58,912)	$(177,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on restricted cash and cash equivalents held in trust less $180,000 and $540 withdrawn to pay taxes in 2016 and 2015, respectively.	(115,722)	(19,146)
Changes in operation assets and liabilities:
Prepaid insurance	18,679	(103,734)
Accounts payable and accrued expenses	(2,715)	33,068
Net Cash Used in Operating Activities	(158,670)	(266,876)

Cash Flows from Investing Activities:
Proceeds deposited in trust account	-	(350,000,000)
Net Cash Used in Investing Activities	-	(350,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(325,370)
Proceeds from note payable to related party	-	84,655
Proceeds from initial public offering, net of costs	-	342,628,838
Proceeds from private placement	-	9,000,000
Net Cash Provided by Financing Activities	-	351,388,123

Net increase in cash and cash equivalents	(158,670)	1,121,247

Cash and cash equivalents - beginning	881,923	1,273

Cash and cash equivalents – ending	$723,253	$1,122,520

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriters’ fees	$-	$12,250,000
Ordinary shares subject to possible conversion related to the Company’s public offering	$-	$334,157,996
Change in shares subject to possible conversion	$58,912	$177,064

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Quinpario Acquisition Corp. 2 (“us”, “we”, “Company” or “our”) is a blank check company incorporated in Delaware on July 15, 2014. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). All activity through March 31, 2016 relates to the Company’s formation, initial public offering described below and search for a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Following the closing of the Initial Public Offering on January 22, 2015, an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and has been invested in U.S. treasury bills, notes or bonds with a maturity of 180 days or less or in an open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the Investment Company Act of 1940 and that invests solely in U.S. treasuries, as determined by the Company. Such proceeds will continue to be held in such investments until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accrual) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 28, 2016.

Cash and investments held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2016 and December 31, 2015, cash and investments held in the Trust Account consisted of $350,270,220 and $350,154,498, respectively, in United States Treasury notes with an original maturity of three months or less and $770 in cash.

Shares subject to possible redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2016 and December 31, 2015, 33,347,737 and 33,364,647, respectively, shares subject to possible redemption in the amount of $333,735,572 and $333,794,485, respectively are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period, which excludes an aggregate of 1,312,500 shares that were forfeited by the Sponsor following notice from the underwriters that they were waving their right to exercise any portion of their over-allotment option (see Note 4). The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 17,500,000 shares of the Company and (ii) the Private Placement Warrants to purchase 9,000,000 shares of the Company, in the calculation of diluted loss per share, since the exercise of the warrants is contingent on the occurrence of future events. 33,347,737 and 33,398,934 shares subject to possible redemption at March 31, 2016 and March 31, 2015, respectively, were also excluded from the calculation of basic income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At March 31, 2016 and March 31, 2015, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the period.

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

There were no unrecognized tax benefits as of March 31, 2016. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal and state authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Federal and Missouri income tax returns for 2014 and 2015 are currently open to examination although no audits are ongoing.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

3. INITIAL PUBLIC OFFERING

On January 22, 2015, the Company sold 35,000,000 Units at $10.00 per Unit. Each Unit consists of one share of common stock and one warrant. Each warrant entitles the holder thereof to purchase one-half of one share of common stock at a price of $5.75 per half share. Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable 30 days after the completion of an initial Business Combination and will expire five years after the completion of an initial Business Combination, or earlier upon redemption. We may redeem the outstanding warrants (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.01 per warrant:

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

Quinpario Partners has agreed that, commencing on January 15, 2015 through the earlier of our consummation of an initial Business Combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay Quinpario Partners $10,000 per month for these services. Total expenses paid for the three months ended March 31, 2016 and March 31, 2015 was $30,000 and $20,000, respectively.

In November 2015, the Company reimbursed Quinpario Partners $38,522 for dues and subscriptions relating to systems that the Company utilizes in search for a target business.

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

6. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 135,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2016, there were 10,402,263 common shares outstanding (which excludes 33,347,737 shares subject to possible redemption) and at December 31, 2015 there were 10,385,353 common shares outstanding (which excludes 33,364,647 shares subject to possible redemption).

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2016 and December 31, 2015, the Company had not issued any preferred shares.

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

For the three months ended March 31, 2016 and March 31, 2015, we had net losses of $58,912 and $177,064, respectively, which consisted of operating costs, offset by interest income of $295,722 and $19,685, respectively, on the funds held in the trust account established in connection with the Initial Public Offering (“Trust Account”). Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

Through March 31, 2016, our liquidity needs have been satisfied through receipt of $25,000 from the sale of shares to Quinpario Partners 2, LLC, our sponsor (“Sponsor”), loans and advances from Quinpario Partners LLC, an affiliate of our Sponsor, totaling $325,370, and $1,380,830 of cash from the gross proceeds of the Initial Public Offering. As of the date of this filing, all loans and advances have been repaid to Quinpario Partners LLC from the net proceeds of the Initial Public Offering.

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

We believe the $723,253 in our working capital account will be sufficient to identify one or more target businesses, conduct due diligence and complete our initial Business Combination. However, we may need to seek additional capital to continue our operations. If additional capital is required, we intend to borrow sufficient funds from Quinpario Partners, LLC or the management team to operate until we close our initial Business Combination. Neither Quinpario Partners, LLC nor our management team is under any obligation to advance funds to us. Any loan would be evidenced by a non-interest bearing promissory note. Up to $1,500,000 of such notes may be convertible into additional Private Placement Warrants at a price of $0.50 per warrant of the post business combination entity. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

For the period from January 22, 2015 (consummation of our Initial Public Offering) through March 31, 2016, we disbursed an aggregate of $1,338,466 out of the proceeds of our Initial Public Offering not held in trust and the proceeds from the sale of the Insider Shares, for legal expenses, accounting expenses and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses. On June 19, 2015 the Company received a $500,000 reimbursement for expenses that it incurred conducting due diligence on a potential business combination that did not materialize. As of March 31, 2016, there was $723,253 remaining in our working capital account not held in trust.

Off-Balance Sheet Arrangements

As of March 31, 2016, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon his evaluation, our principal executive officer and principle financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on From 10-K for the fiscal year ended December 31, 2015.

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

ITEM 6. EXHIBITS

Exhibit Number	Description

31	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of May, 2016.

QUINPARIO ACQUISITION CORP. 2

By:	/s/ D. John Srivisal
D. John Srivisal
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

