Form 10-Q
period 2016-06-30
Quinpario Acquisition Corp. 2
filed 2016-08-15
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016 there were 43,750,000 shares of common stock of the Company issued and outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINPARIO ACQUISITION CORP. 2

CONDENSED INTERIM BALANCE SHEETS

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS:
Current asset:
Cash and cash equivalents	$487,477	$881,923
Prepaid insurance	37,358	74,715
Total current assets	524,835	956,638
Cash and investments held in Trust Account	350,603,352	350,155,268
Total assets	$351,128,187	$351,111,906

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$75,633	$67,420
Deferred underwriters' fees	12,250,000	12,250,000
Total liabilities	12,325,633	12,317,420

Commitments
Common stock subject to possible redemption; 33,322,811 and 33,364,647 shares (at redemption value) at June 30, 2016 and December 31, 2015, respectively.	333,802,552	333,794,485

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 135,000,000 shares authorized; 10,427,189 and 10,385,353 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively (which excludes 33,322,811 and 33,364,647 shares subject to possible redemption at June 30, 2016 and December 31, 2015, respectively).	1,043	1,039
Additional paid-in capital	5,416,156	5,424,227
Accumulated deficit	(417,197)	(425,265
Total stockholders’ equity	5,000,002	5,000,001
Total liabilities and stockholders’ equity	$351,128,187	$351,111,906

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

QUINPARIO ACQUISITION CORP. 2

CONDENSED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Reimbursement of due diligence expenses	$-	$500,000	$-	$500,000
General and administrative costs	(265,382)	(521,567)	(620,016)	(718,316)
Loss from operations	(265,382)	(21,567)	(620,016)	(218,316)

Interest income	332,362	31,989	628,084	51,674

Net income (loss)	$66,980	$10,422	$8,068	$(166,642)

Weighted average number of common shares outstanding - basic and diluted	10,402,537	10,351,107	10,394,038	10,158,992
Net income (loss) per common share - basic and diluted	$0.01	$0.00	$0.00	$(0.02)

The accompanying notes are an integral part of these condensed interim financial statements.

QUINPARIO ACQUISITION CORP. 2

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period from January 1, 2016 to June 30, 2016

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2015	10,385,353	$1,039	$5,424,227	$(425,265)	$5,000,001

Change in value of common stock subject to redemption	41,836	4	(8,071)	-	(8,067)

Net Income	-	-	-	8,068	8,068

Balance at June 30, 2016	10,427,189	$1,043	$5,416,156	$(417,197)	$5,000,002

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

QUINPARIO ACQUISITION CORP. 2

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$8,068	$(166,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on restricted cash and cash equivalents held in trust less $180,000 and $540 withdrawn to pay taxes in 2016 and 2015, respectively.	(448,084)	(51,136)
Changes in operation assets and liabilities:
Prepaid insurance	37,357	(85,056)
Accounts payable and accrued expenses	8,213	240,734
Net Cash Used in Operating Activities	(394,446)	(62,100)

Cash Flows from Investing Activities:
Proceeds deposited in trust account	-	(350,000,000)
Net Cash Used in Investing Activities	-	(350,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(325,370)
Proceeds from note payable to related party	-	84,655
Proceeds from initial public offering, net of costs	-	342,628,838
Proceeds from private placement	-	9,000,000
Net Cash Provided by Financing Activities	-	351,388,123

Net increase in cash and cash equivalents	(394,446)	1,326,023

Cash and cash equivalents - beginning	881,923	1,273

Cash and cash equivalents – ending	$487,477	$1,327,296

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriters’ fees	$-	$12,250,000
Ordinary shares subject to possible conversion related to the Company’s public offering	$-	$334,157,996
Change in shares subject to possible conversion	$8,068	$(166,642)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Quinpario Acquisition Corp. 2 (“us”, “we”, “Company” or “our”) is a blank check company incorporated in Delaware on July 15, 2014. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). All activity through June 30, 2016 relates to the Company’s formation, initial public offering described below and search for a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed interim financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accrual) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 28, 2016.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of June 30, 2016 and December 31, 2015, cash and trading securities held in the Trust Account consisted of $350,602,583 and $350,154,498, respectively, in United States Treasury Bills with an original maturity of three months or less and $770 in cash at June 30, 2016 and December 31, 2015.

Shares subject to possible redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2016 and December 31, 2015, 33,322,811 and 33,364,647, respectively, shares subject to possible redemption in the amount of $333,802,552 and $333,794,485, respectively are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 17,500,000 shares of the Company and (ii) the Private Placement Warrants to purchase 9,000,000 shares of the Company, in the calculation of net income (loss) per share, since the exercise of the warrants is contingent on the occurrence of future events. 33,322,811 and 33,395,098 shares subject to possible redemption at June 30, 2016 and June 30, 2015, respectively, were also excluded from the calculation of basic income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At June 30, 2016 and June 30, 2015, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods.

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

There were no unrecognized tax benefits as of June 30, 2016. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Quinpario Partners has agreed that, commencing on January 15, 2015 through the earlier of our consummation of an initial Business Combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay Quinpario Partners $10,000 per month for these services. Total expenses paid for the six months ended June 30, 2016 and June 30, 2015 was $60,000 and $50,000, respectively.

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

6. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 135,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2016, there were 10,427,189 common shares outstanding (which excludes 33,322,811 shares subject to possible redemption) and at December 31, 2015 there were 10,385,353 common shares outstanding (which excludes 33,364,647 shares subject to possible redemption).

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2016 and December 31, 2015, the Company had not issued any preferred shares.

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

For the six months ended June 30, 2016 and June 30, 2015, we had net income of $8,068 and net loss of $166,642, respectively, which consisted of operating costs, offset by interest income of $628,084 and $51,674, respectively, on the funds held in the trust account established in connection with the Initial Public Offering (“Trust Account”) and $500,000 received in the six month period ended June 30, 2015 for the reimbursement of due diligence expenses that the Company incurred in connection with evaluating a potential business combination that did not materialize. Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

Through June 30, 2016, our liquidity needs have been satisfied through receipt of $25,000 from the sale of shares to Quinpario Partners 2, LLC, our sponsor (“Sponsor”), loans and advances from Quinpario Partners LLC, an affiliate of our Sponsor, totaling $325,370, and $1,380,830 of cash from the gross proceeds of the Initial Public Offering. As of the date of this filing, all loans and advances have been repaid to Quinpario Partners LLC from the net proceeds of the Initial Public Offering.

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

We believe the $487,477 in our working capital account will be sufficient to identify one or more target businesses, conduct due diligence and complete our initial Business Combination. However, we may need to seek additional capital to continue our operations. If additional capital is required, we intend to borrow sufficient funds from Quinpario Partners, LLC or the management team to operate until we close our initial Business Combination. Neither Quinpario Partners, LLC nor our management team is under any obligation to advance funds to us. Any loan would be evidenced by a non-interest bearing promissory note. Up to $1,500,000 of such notes may be convertible into additional Private Placement Warrants at a price of $0.50 per warrant of the post business combination entity. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

For the period from January 22, 2015 (consummation of our Initial Public Offering) through June 30, 2016, we disbursed an aggregate of $1,574,242 out of the proceeds of our Initial Public Offering not held in trust and the proceeds from the sale of the Insider Shares, for legal expenses, accounting expenses and filing fees relating to our SEC reporting obligations, general corporate matters, and miscellaneous expenses. On June 19, 2015 the Company received a $500,000 reimbursement for expenses that it incurred conducting due diligence on a potential business combination that did not materialize. As of June 30, 2016, there was $487,477 remaining in our working capital account not held in the Trust Account.

Off-Balance Sheet Arrangements

As of June 30, 2016, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based upon his evaluation, our principal executive officer and principle financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of August, 2016.

QUINPARIO ACQUISITION CORP. 2

By:	/s/ D. John Srivisal
D. John Srivisal
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

