Form 10-K
period 2016-12-31
Quinpario Acquisition Corp. 2
filed 2017-03-06
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐  Yes   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☒   No  ☐

As of June 30, 2016 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates was approximately $198,775,000 (based on a closing price of $9.89 per share).

As of March 3, 2017, there were 28,848,601 shares of common stock, $.0001 par value per share, outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1. BUSINESS

Quinpario Acquisition Corp. 2 (the “Company” or “we”) is a blank check company formed on July 15, 2014 for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts in identifying a prospective target business is not limited to a particular industry or geographic region, although we are currently focusing our search for target businesses that operate in the specialty chemicals and performance materials industries.

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

Recent Developments

In January 2017, we held a special meeting of stockholders. At the meeting, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the date by which we had to consummate an initial business combination to July 24, 2017. In connection with the extension, holders of 14,901,399 public shares exercised their right to convert such public shares into a pro rata portion of the trust account established in connection with our initial public offering. As a result, $201,543,292 remained in our trust account as of January 19, 2017.

On February 21, 2017, we entered into a Business Combination Agreement (the “Agreement”) with Quinpario Merger Sub I, Inc., a Delaware corporation (“SourceHOV Merger Sub”), Quinpario Merger Sub II, Inc., a Delaware corporation (“Novitex Merger Sub” and together with SourceHOV Merger Sub, the “Merger Subs”), Novitex Holdings, Inc., a Delaware corporation (“Novitex”), SourceHOV Holdings, Inc., a Delaware corporation (“SourceHOV”), Novitex Parent, L.P. (“Novitex Parent”), HOVS LLC and HandsOn Fund 4 I, LLC (collectively, the “HGM Group”). The transaction will result in the formation of a market-leading business process outsourcing platform with expertise in financial technology, information services and data processing. Novitex, a North American provider of technology-driven managed services, is owned by certain funds managed by affiliates of Apollo Global Management, LLC (NYSE: APO). SourceHOV is majority owned by HandsOn Global Management, LLC and affiliates, and provides Transaction Processing Solutions (“TPS”) and Enterprise Information Management (“EIM”) solutions.

The Agreement provides for (i) the merger of SourceHOV Merger Sub with and into SourceHOV, as a result of which the separate corporate existence of SourceHOV Merger Sub ceases, with SourceHOV continuing as the surviving company and a subsidiary of the Company, and (ii) the merger of Novitex Merger Sub with and into Novitex, as a result of which the separate corporate existence of Novitex Merger Sub ceases, with Novitex as the surviving company and a subsidiary of the Company.

Consummation of the transactions contemplated by the Agreement is subject to customary conditions of the respective parties, including the approval of our stockholders in accordance with our amended and restated certificate of incorporation.

For a more detailed description of the proposed transaction, see our Current Report on Form 8-K filed with the SEC on February 22, 2017. The description of the Agreement and the transactions contemplated thereby contained in the Form 8-K is incorporated herein by reference.

Effecting a Business Combination

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. Our board of directors determined that this test was met in connection with the proposed business combination with Novitex and SourceHOV.

Stockholder Approval of Initial Business Combination

We will seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable). We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

Our sponsor and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of our proposed business combination and (2) not to convert any shares of common stock in connection with a stockholder vote to approve our proposed initial business combination.

None of our officers, directors, sponsor or their affiliates has indicated any intention to purchase units or shares of common stock from persons in the open market or in private transactions. However, if a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, sponsor or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, sponsor and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At the meeting called to approve our proposed initial business combination, any public stockholder, whether voting for or against such proposed business combination, will be entitled to demand that his shares of common stock be converted for a full pro rata portion of the amount then in the trust account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital).

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 15% or more of the shares of common stock sold in our initial public offering. Accordingly, if you purchase more than 15% of the shares of common stock sold in our initial public offering and our proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such additional shares of common stock or sell them in the open market. Such a public stockholder would still be entitled to vote against the proposed business combination with respect to all shares of common stock owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve the proposed business combination and attempt to use the conversion right as a means to force us or our management to purchase their shares at a substantial premium to the then current market price.

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

Liquidation if No Business Combination

Our charter provides that if we do not complete a business combination by July 24, 2017, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the trust account, divided by the number of then outstanding public shares, and (iii) as promptly as reasonably possible following such redemption as part of a single integrated transaction, dissolve and liquidate, subject to the approval of our remaining stockholders and our board of directors (who have contractually agreed to take such actions to effectuate such dissolution and liquidation), subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible once we determine to liquidate and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We will seek to have all third parties (including any vendors or other entities we engage after our initial public offering) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Quinpario Partners LLC and Mr. Quinn have agreed that they will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, they may not be able to satisfy their indemnification obligations if they are required to so as we have not required them to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Additionally, the agreement entered into by Quinpario Partners LLC and Mr. Quinn specifically provides that they will have no liability as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. Moreover, they will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, liquidating the trust account may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Competition

If we succeed in effecting a business combination with Novitex and SourceHOV, there will be, in all likelihood, significant competition from their competitors. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively. Information regarding Novitex’s and SourceHOV’s competition will be set forth in the proxy statement for the meeting to be called to approve the business combination and in other future filings.

Employees

We have two executive officers, none of whom is paid a salary by us. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of our initial business combination.

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

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the business combination with Novitex and SourceHOV. In addition, if we succeed in effecting the business combination, we will face additional and different risks and uncertainties related to the business of Novitex and SourceHOV. Such material risks will be set forth in the proxy statement that we will file with the SEC in connection with the meeting to be called to approve the business combination.

We are a blank check company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results to date. Our business objective is to complete the business combination with Novitex and SourceHOV. We will not generate any revenues until, at the earliest, after the consummation of our initial business combination.

If we are unable to consummate an initial business combination, investors’ funds may be unavailable to them until we make liquidation distributions.

If we are unable to consummate an initial business combination, investors’ funds may be unavailable to them until we make liquidating distributions. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to convert their shares. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

In connection with our proposed business combination, we will issue shares of our capital stock and incur significant indebtedness.

In connection with our proposed business combination, we will issue a substantial number of additional shares of common stock. The issuance of additional shares of common stock or preferred stock:

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

Additionally, we will incur significant indebtedness in connection with our initial business combination, which could result in:

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

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete an initial business combination within the required time period, Quinpario Partners LLC and Mr. Quinn have agreed that they will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but only if such a vendor or prospective target business does not execute such a waiver. However, they may not be able to meet such obligation. Therefore, the distribution from the trust account to each holder of shares of common stock may be less than $10.00, plus interest, due to such claims.

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

If we have not completed our initial business combination by the required time period as described herein, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii)  as promptly as reasonably possible following such redemption as part of a single integrated transaction, dissolve and liquidate, subject to the approval of our remaining stockholders and our board of directors (who have contractually agreed to take such actions to effectuate such dissolution and liquidation), subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account promptly to our public stockholders, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public holders of common stock from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis.”

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis.” As a result, the number of shares of common stock that holders will receive upon exercise of the public warrants will be fewer than it would have been had such holders exercised their warrants for cash. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced. Notwithstanding the foregoing, the Private Placement Warrants and any other warrants that may be issued to our officers, directors, sponsor or their affiliates as described elsewhere in this Form 10-K may be exercisable for unregistered shares of common stock for cash even if the prospectus relating to the shares of common stock issuable upon exercise of the warrants is not current and effective.

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

Our officers’ and directors’ personal and financial interests may have influenced their motivation in determining whether our proposed business combination is appropriate.

Our sponsor and our officers and directors have waived their right to convert their insider shares or any other shares of common stock acquired in our initial public offering or thereafter, or to receive distributions with respect to their insider shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the insider shares will be worthless if we do not consummate our initial business combination. The Private Placement Warrants and any other warrants they acquire will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our sponsor, officers and directors may have influenced their motivation in selecting Novitex and SourceHOV as target businesses.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on Nasdaq, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). On January 5, 2017, we received a notice from Nasdaq stating that we failed to hold an annual meeting of stockholders within 12 months after our fiscal year ended December 31, 2015, as required by Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G). We intend to regain compliance with these rules by holding the meeting in connection with asking stockholders to approve our initial business combination. However, there is no assurance that Nasdaq will not seek to delist our securities prior to this time.

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

In connection with the meeting held to approve an initial business combination, we will offer each public stockholder (but not our other initial stockholders) the right to have his, her or its public shares converted for cash (subject to the limitations described elsewhere in this Form 10-K) regardless of whether such stockholder votes for or against such proposed business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to have their shares converted only when they vote against a proposed business combination. Accordingly, public stockholders owning a majority of the shares sold in our initial public offering may exercise their conversion rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. The ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

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

In connection with the stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether it is voting for or against such proposed business combination, to demand that we convert its public shares for a share of the trust account. We may require public stockholders who wish to have their shares converted in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical share certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with the stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares of common stock to comply with the delivery requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

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

Our initial stockholders collectively own approximately 28.6% of our issued and outstanding shares of common stock. In connection with any vote for a proposed business combination, all of our initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them immediately before our initial public offering as well as any shares of common stock acquired in our initial public offering or in the aftermarket in favor of such proposed business combination.

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

Our outstanding warrants may have an adverse effect on the market price of shares of common stock.

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

We did not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We did not obtain a fairness opinion with respect to the target business that we seek to acquire. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. As an accelerated filer, we would be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting if we would cease being an emerging growth company. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

We currently maintain our principal executive offices at 12935 N. Forty Drive, Suite 201, St. Louis, Missouri 63141. The cost for this space is included in the $10,000 per-month fee Quinpario Partners LLC, an affiliate of our sponsor, charges us for general and administrative services. We believe, based on rents and fees for similar services in St. Louis, Missouri, that the fee charged by Quinpario Partners LLC is at least as favorable as we could have obtained from an unaffiliated person. Upon consummation of the business combination with Novitex and SourceHOV, this arrangement would cease.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2017:
First Quarter*	10.80	10.05	10.15	9.93	0.71	0.15
2016
Fourth Quarter	10.05	10.17	9.90	9.95	0.20	0.10
Third Quarter	10.03	10.10	9.85	9.97	0.21	0.14
Second Quarter	9.91	10.05	9.75	9.90	0.24	0.16
First Quarter	9.78	9.93	9.85	9.66	0.24	0.14
2015
Fourth Quarter	10.28	9.69	12.68	8.96	0.35	0.13
Third Quarter	10.61	10.03	9.94	9.80	0.60	0.25
Second Quarter	10.45	10.11	9.95	9.70	0.60	0.29
First Quarter	10.33	9.51	12.00	8.00	1.17	0.25

*Through February 28, 2017

Holders

As of February 28, 2017, there were one holder of record of our units, nine holders of record of our shares of common stock and three holders of record of our warrants. We believe we have in excess of 300 beneficial holders of our securities.

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

Deutsche Bank Securities Inc. and Cantor Fitzgerald & Co. acted as representative of the underwriters for the initial public offering. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-198988). The Securities and Exchange Commission declared the registration statement effective on January 15, 2015.

The total net proceeds to us from the offering and private placements were $351,380,830 after deducting $7,619,170 of transaction costs (up to an additional $12,250,000 of deferred underwriting expenses may be paid upon the completion of a business combination), of which $350,000,000 was deposited into the trust account and the remaining proceeds of $1,380,830 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2016, we had used $1,260,448 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remained on deposit in the trust fund earning interest. As of December 31, 2016, there was $351,088,398 held in the trust fund.

In January 2017, we held a special meeting of stockholders. At the meeting, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the date by which we had to consummate an initial business combination to July 24, 2017. For the 19,997,082 public shares that voted in favor of the amendment, such vote also constituted their consent for the Company to amend the Investment Management Trust Agreement to withdraw from the Trust Account any interest earned on the funds held in the Trust Account related to those shares, net of taxes payable, for the Company’s working capital requirements. In connection with the extension, holders of 14,901,399 public shares exercised their right to convert such public shares into a pro rata portion of the trust account established in connection with our initial public offering. As a result, $201,543,292 remained in our trust account as of January 19, 2017. In addition, 101,519 public shares were not voted and, for that reason, the Company cannot use the interest earned on those shares for the Company’s working capital requirements. As a result, $1,018,002 of the funds that remain in the Trust Account are for the benefit of those public stockholders who did not vote on the extension amendment and will disburse such amount to such public stockholders if and when they present their shares for conversion.

Purchases of Equity Securities by Issuer and Affiliates

No purchases of our equity securities were made by us or affiliated purchasers within the fourth quarter of the fiscal year ended December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Form 10-K for the years ended December 31, 2016 and 2015 and the period from July 15, 2014 (Inception) to December 31, 2014. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes appearing elsewhere in this Form 10-K.

Selected Financial Data

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the Period from July 15, 2014 (Inception) to December 31, 2014
Statement of Operation Data:
Reimbursement of due diligence expenses	$-	$500,000	$-
General and administrative costs	(1,128,167)	(1,027,734)	(53,338)
Loss from operations	(1,128,167)	(527,734)	(53,338)
Interest income	1,185,130	155,807	-
Net income (loss) attributable to common shares outstanding	56,963	(371,927)	(53,338)
Net income (loss) per common share outstanding basic and diluted	0.01	(0.04)	(0.01)
Weighted average number of common shares outstanding basic and diluted	10,414,438	10,261,416	8,750,000

Balance Sheet Data:
Cash	$120,382	$881,923	$1,273
Investments held in Trust Account	351,088,398	350,155,268	-
Total Assets	351,208,780	351,111,906	212,377
Total Liabilities	12,357,331	12,317,420	240,715
Common stock subject to possible redemption	333,851,446	333,794,485	-
Total stockholders' equity (deficit), net	5,000,003	5,000,001	(28,338)

Cash Flow Data:
Net cash used in operating activities	$(1,013,541)	$(508,011)	$(80,355)
Net cash used in investing activities	$252,000	$(349,999,461)	$-
Net cash provided by financing activities	$-	$351,388,123	$81,628

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.   Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report.   Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company formed on July 15, 2014 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses or entities.

On February 21, 2017, we entered into the Agreement with SourceHOV Merger Sub, Novitex Merger Sub, Novitex, SourceHOV, Novitex Parent, HOVS LLC and HandsOn Fund 4 I, LLC. The transaction will result in the formation of a market-leading business process outsourcing platform with expertise in financial technology, information services and data processing. Novitex, a North American provider of technology-driven managed services, is owned by certain funds managed by affiliates of Apollo Global Management, LLC (NYSE: APO). SourceHOV is majority owned by HandsOn Global Management, LLC and affiliates, and provides TPS and EIM solutions.

The Agreement provides for (i) the merger of SourceHOV Merger Sub with and into SourceHOV, as a result of which the separate corporate existence of SourceHOV Merger Sub ceases, with SourceHOV continuing as the surviving company and a subsidiary of the Company, and (ii) the merger of Novitex Merger Sub with and into Novitex, as a result of which the separate corporate existence of Novitex Merger Sub ceases, with Novitex as the surviving company and a subsidiary of the Company.

Consummation of the transactions contemplated by the Agreement is subject to customary conditions of the respective parties, including the approval of our stockholders in accordance with our amended and restated certificate of incorporation.

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

Our net income for the twelve months ended December 31, 2016 was $56,963, which consisted of operating costs, offset by interest income of $1,185,130 on the funds held in the trust account.

Our net loss for the twelve months ended December 31, 2015 was $371,927, which consisted of operating costs, offset by interest income of $155,807 on the funds held in the trust account and $500,000 for the reimbursement of due diligence expenses that we incurred in connection with evaluating a potential business combination that did not materialize. For the period of July 15, 2014 (inception) through December 31, 2014, we had a net loss of $53,338. Our operating expenses principally consisted of expenses related to our public filings and listing and to general operating expenses including printing, insurance and office expenses. Until we consummate a business combination, we will have no operating revenues.

Liquidity and Capital Resources

Through December 31, 2016, our liquidity needs have been satisfied through receipt of $25,000 from the sale of shares to Quinpario Partners 2, LLC, our sponsor, loans and advances from Quinpario Partners LLC, an affiliate of our sponsor, totaling $325,370 and $1,380,830 of cash from the gross proceeds of the initial public offering and $252,000 of interest income from the Trust Account withdrawn to pay taxes. As of the date of this filing, all loans and advances have been repaid to Quinpario Partners LLC from the net proceeds of the initial public offering.

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

In January 2017, we held a special meeting of stockholders. At the meeting, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the date by which we had to consummate an initial business combination to July 24, 2017. For the 19,997,082 public shares that voted in favor of the amendment, such vote also constituted their consent for the Company to amend the Investment Management Trust Agreement to withdraw from the Trust Account any interest earned on the funds held in the Trust Account related to those shares, net of taxes payable, for the Company’s working capital requirements. In connection with the extension, holders of 14,901,399 public shares exercised their right to convert such public shares into a pro rata portion of the trust account established in connection with our initial public offering. As a result, $201,543,292 remained in our trust account as of January 19, 2017. In addition, 101,519 public shares were not voted and, for that reason, the Company cannot use the interest earned on those shares for the Company’s working capital requirements. As a result, $1,018,002 of the funds that remain in the Trust Account are for the benefit of those public stockholders who did not vote on the extension amendment and will disburse such amount to such public stockholders if and when they present their shares for conversion.

We believe the $120,382 in our working capital account on December 31, 2016, plus the $812,000, in total, of interest income that we withdrew from the Trust Account on January 6, 2017 and February 17, 2017, plus any additional interest earned on the funds held in the Trust Account will be sufficient to meet our working capital needs, to pay any taxes that we may owe and to complete our initial business combination. The amounts in the Trust Account may be invested only in U.S. government treasury securities with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The current low interest rate environment has made it more difficult for such investments to generate sufficient funds. As a result, we may need to seek additional capital to continue our operations. If additional capital is required, we intend to borrow sufficient funds from Quinpario Partners, LLC or the management team to operate until we close our initial business combination. Neither Quinpario Partners, LLC nor our management team is under any obligation to advance funds to us. Any loan would be evidenced by a non-interest bearing promissory note. Up to $1,500,000 of such notes may be convertible into additional Private Placement Warrants at a price of $0.50 per warrant of the post business combination entity. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Off-Balance Sheet Arrangements

As of December 31, 2016, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Redeemable common stock

All of the 35,000,000 common shares sold as part of the units in the initial public offering (the “Public Shares”) contained a redemption feature which allows for the redemption of common shares per our liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders' equity) to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital.

Accordingly, at December 31, 2016, 33,281,648 of the 35,000,000 Public Shares are classified outside of permanent equity at their redemption value. We expect the redemption price to be $10.00 per share of common stock, without taking into account any interest earned on such funds. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of public stockholders.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Quinpario Acquisition Corp. 2 (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR), as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

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

3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

4)	Provide reasonable assurance that all related party relationships and transactions are identified, assessed and disclosed appropriately.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2016 was based on the framework for effective internal control over financial reporting described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO. Based on this assessment, our principal executive officer and principal financial and accounting officer has concluded that our internal controls over financial reporting were effective as of December 31, 2016.

This Form 10-K does not include an attestation report of internal controls from the company’s registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Paul J. Berra III	48	Chairman of the Board
D. John Srivisal	38	President and Chief Executive Officer
A. Craig Ivey	59	Vice President – Operations
Edgar G. Hotard	63	Director
W. Thomas Jagodinski	60	Director
Ilan Kaufthal	69	Director
Roberto Mendoza	71	Director
Dr. John Rutledge	68	Director
Shlomo Yanai	64	Director

Paul J. Berra III is our Chairman of the Board and is also a partner in the Company’s sponsor, Quinpario Partners 2 LLC, and in Quinpario Partners LLC, a privately owned investment and operating company focused on the specialty chemicals and performance materials sector, and serves as Chief Administrative Officer. He has served in such roles since July 2014 and July 2012, respectively. He is also a partner and Executive Vice President and General Counsel of The Quinn Group and has served in those roles since July 2012. Mr. Berra was previously Vice President, General Counsel and Secretary of Quinpario Acquisition Corp., a former blank check company which raised $172.5 million in its initial public offering in August 2013 and consummated its initial business combination with Jason Partners Holdings Inc. in June 2014 in a transaction valued at approximately $670 million, and served in such positions from its inception in May 2013 until June 2014. Mr. Berra served as Senior Vice President, Legal and Governmental Affairs and General Counsel for Solutia Inc. from December 2009 until July 2012 when Solutia was sold to Eastman Chemical. Mr. Berra had global responsibility for the legal and governmental affair functions of Solutia. While serving as general counsel, Mr. Berra played an important role in the company’s equity and debt offerings as well as several refinancings. Additionally, Mr. Berra provided the legal leadership and direction for several divestitures, acquisitions and business unit closures that were instrumental in reshaping Solutia’s portfolio. Prior to December 2009, Mr. Berra also served as Solutia’s Chief Administrative Officer where he had the additional global responsibility for human resources. During the economic downturn of 2008 and early 2009, Mr. Berra led a successful global reduction in force that significantly reduced costs. During Solutia’s Chapter 11 reorganization, Mr. Berra served as the lead negotiator with the company’s unionized workforce and the court appointed retiree committee wherein the parties agreed to a reduction of overall retiree post-employment benefits that reduced Solutia’s OPEB liabilities by $115 million. Additionally, Mr. Berra led negotiations with the active unionized workforce whereby the unions agreed to benefit reductions that saved the company approximately $10 million annually. He served as Solutia’s Vice President of Communications and Government Affairs beginning in 2006. Mr. Berra joined Solutia in June 2003 as Assistant General Counsel, Human Resources, and added government affairs responsibilities the following year. Prior to joining Solutia, Mr. Berra was Corporate Counsel at Premcor Inc., an independent oil refiner, where he handled all labor, employment and litigation matters and contributed to cost-saving initiatives that included a significant reduction-in-force. He also played a role in Premcor’s acquisition and integration of the former Williams Company refinery in Memphis, Tennessee. Earlier, Mr. Berra practiced law with Lewis, Rice and Fingersh, a large regional general practice law firm, and at a small, boutique firm practicing exclusively in the areas of labor and employment law. Mr. Berra received a Bachelor of Arts degree in Political Science and Business Administration from Webster University and a Juris Doctorate degree from the Saint Louis University School of Law

Mr. Berra is well qualified to serve as Chairman of our board of directors due to his background in analyzing, reviewing and managing investments in companies in a variety of industries, as well as his experience in public company governance.

D. John Srivisal is our President and Chief Executive Officer, and has served in such roles since September 2014. He is also a partner in our sponsor and in Quinpario Partners LLC, and has served in such roles since July 2014 and July 2012, respectively. Mr. Srivisal was previously Vice President and Chief Financial Officer of Quinpario 1 and served in such positions from its inception in May 2013 until its business combination with Jason Industries, Inc. in June 2014. From January 2009 to July 2012, Mr. Srivisal was Vice President, Transaction Execution for Solutia Inc. In that role Mr. Srivisal had global responsibility for merger, acquisition, divestiture and joint venture transactions. Mr. Srivisal served as the lead strategist, negotiator and decision-maker responsible for completing over 20 transactions that were critical to the transformation and reshaping of Solutia’s portfolio of businesses. Before being named to this position in January 2009, Mr. Srivisal served as Solutia’s Director of Planning and Coordination from June 2004. In this role, Mr. Srivisal had chief of staff responsibilities for Mr. Quinn and played a leading role in managing the company’s reorganization process and securing a global settlement with Solutia’s various constituents that resulted in Solutia’s emergence from bankruptcy. During his tenure at Solutia from June 2004 to July 2012, Mr. Srivisal also played a key role in Solutia’s financing transactions, including Solutia’s exit financing and relisting on the NYSE following its emergence from bankruptcy, various acquisition-related financings, and several equity and debt offerings and refinancings. Mr. Srivisal has over seventeen years of transaction experience that includes acting on behalf of Solutia as well as advising companies, creditors, financial sponsors and government entities in a variety of industries on recapitalizations, restructurings, financings, leveraged buyouts, mergers, acquisitions, divestitures and joint ventures. Before joining Solutia, Mr. Srivisal was a restructuring investment banker at Rothschild Inc. where he executed numerous in-court and out-of-court restructuring, financing and M&A transactions. He began his career in the mergers and acquisitions group at Peter J. Solomon Company. Mr. Srivisal graduated magna cum laude with a Bachelor of Science degree in Economics (concentration in Finance) and a minor in Mathematics from the Wharton School of the University of Pennsylvania.

A. Craig Ivey is our Vice President — Operations, and has served in such role since inception in July 2014. He is also a partner in our sponsor and in Quinpario Partners LLC, and has served in such roles since July 2014 and July 2012, respectively. Mr. Ivey was previously Vice President — Operations of Quinpario 1 and served in such position from its inception in May 2013 until its business combination with Jason Industries, Inc. in June 2014. Mr. Ivey served as interim Chief Operating Officer for Jason Industries, Inc. from January 2016 to April 2016. Mr. Ivey was previously President and General Manager of the Performance Films Division for Solutia Inc. from August 2011 to July 2012. The Performance Films division is a leader in aftermarket window film with annual revenues of $300 million and operations in Europe, Asia and the Americas. As President and General Manager, Mr. Ivey had responsibility for all commercial, manufacturing, technology, and strategic aspects of the business. During his tenure at Performance Films, the division completed an acquisition of Southwall Technologies Inc. This synergistic acquisition was foundational in expanding the business’ global manufacturing footprint and securing a world class technology base. Mr. Ivey joined Solutia at the company’s inception in 1997 and possesses over 35 years of manufacturing, supply chain, business and leadership expertise. From March 2011, prior to being named as President and General Manager for Performance Films in August 2011, Mr. Ivey served as Vice President — Photovoltaics in Solutia’s Advanced Interlayers division, in addition to his role (beginning in January 2010) as Vice President of Business Operations — Asia Pacific Region, based in Shanghai, where he was instrumental in growing Solutia’s presence across Asian markets. While in Asia, he led the consolidation of regional headquarters and operations to Shanghai, providing the skills and staff to support a 20% year on year (2009-2011) increase in revenue and establishing the foundation for future growth. From January 2008 to January 2010 he served as Vice President — Supply Chain of the Nylon Division. In this role, Mr. Ivey led the development of a global supply chain network, establishing operations and providing service across four continents. Mr. Ivey also has an operations background and served as Plant Manager and Manufacturing Director for Solutia’s largest production facility in Pensacola, Florida. While in this role, he led the transformation of the facility from a traditional fiber-based operation to an engineered resins platform, successfully implementing both process and cultural changes. The conversion of the manufacturing footprint to an engineered resin platform was fundamental in allowing Solutia’s Nylon business to compete on a global scale. Mr. Ivey also has significant business integration experience, having led a number integration and divesture activities while at Solutia. Prior to joining Solutia, he served in various engineering and operations roles with Monsanto Company, Chevron Corporation and Olin Corporation. Mr. Ivey earned his bachelor’s degree in Chemical Engineering from Auburn University.

Edgar G. Hotard has served as a director since November 2014. Mr. Hotard serves as an Operating Partner at HAO Capital, a private equity firm based in Beijing and Hong Kong, which provides growth capital to Chinese companies, since November 2010 and as a Venture Partner at ARCH Venture Partners, a provider of seed / early stage venture capital for technology firms in life sciences, physical sciences and advanced materials, since June 2002. He also serves as Executive Chairman of SIAD Engineering (Hangzhou) Co. Ltd., the China subsidiary of SIAD Macchine Impianti S.p.A, a global supplier of compressors and air separation equipment, a position he has held since January 2013. Previously, Mr. Hotard served as an advisor to the Asia practice of Monitor Group, a global strategy-consulting firm and as non-executive Chairman of Monitor Group (China), from June 2000 to November 2010. Prior to that, Mr. Hotard served as President and Chief Operating Officer of Praxair, Inc. (“Praxair”) (NYSE:PX), a worldwide provider of industrial gases, including atmospheric, process and specialty gases, from July 1992 until his retirement in January 1999. In 1992, he co-led the spin-off of Praxair from Union Carbide Corporation (formerly NYSE:UK), a commodity and specialty chemical and polymers company where he served as Corporate Vice President from July 1990 to July 1992. Mr. Hotard currently serves as a member of the Board of Directors of Albany International Corp. (NYSE:AIN), a global advanced materials processing company serving the paper and aerospace industry, a position he has held since November 2006, as a member of the Board of Directors of Baosteel Metals, a subsidiary of Baosteel Group Co. Ltd., since January 2013, as a member of the Board of Directors of SIAD Macchine Impianti S.p.A. since May 2013, and as a member of the Board of Directors of Jason Industries, a global industrial manufacturing company operating in the agricultural, construction and industrial manufacturing sectors, since August 2013. Previously, he served as a member of the Board of Directors of various public companies, including Global Industries Inc. (formerly NASDAQ:GLBL), a global offshore oil and gas engineering and construction service company, from 1999 to September 2011; Solutia Inc. (formerly NYSE:SOA), a performance materials specialty chemical manufacturer with global operations, from February 2011 to July 2012 and Shona Energy Company, Inc. (formerly TSX-V:SHO), an oil and natural gas exploration, development and production company, from July 2011 to December 2012. In addition, Mr. Hotard was a founding sponsor of the China Economic and Technology Alliance and a joint MBA program between Renmin University, Beijing, China and the School of Management of the State University of Buffalo, New York.

Mr. Hotard is well qualified to serve as an independent director due to his background in the advanced materials processing and energy industries, his experience in public and private company governance and private equity, as well as his prior experience with Quinpario 1.

W. Thomas Jagodinski has served as a director since November 2014. Mr. Jagodinski has been a private investor since September 2007. Mr. Jagodinski has served as a member of the Board of Directors of Lindsay Corporation (NYSE:LNN), a global company focused on providing irrigation and infrastructure solutions, since July 2008 and currently serves as Chairman of the Audit Committee. He has also served as a member of the Board of Directors and as Audit Committee Chair of Centrus Energy Corp. (formerly known as USEC prior to its emergence from bankruptcy) (NYSE MKT:LEU), a supplier of enriched uranium fuel for international and domestic commercial nuclear power plants, since September 2014. Previously, Mr. Jagodinski was a member of the Board of Directors of Phosphate Holdings, Inc., a U.S. producer and marketer of DAP, the most common form of phosphate fertilizer, from May 2009 until June 2014, where he served as Chairman of Board. Additionally, from August 2013 through June 2014, he served as a member of the Board of Directors of Quinpario 1. Previously, Mr. Jagodinski served as a member of the Board of Directors of Solutia Inc. from March 2008 until July 2012. Prior to that, Mr. Jagodinski was President, Chief Executive Officer and Director of Delta and Pine Land Company (“D&PL”) (formerly NYSE: DLP), a leader in the cotton seed industry, from September 2002 until the company was acquired in June 2007. From June 2002 until August 2002, he served as D&PL’s Executive Vice President and from September 2000 until June 2002, he served as Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary. Mr. Jagodinski was also D&PL’s Vice President-Finance, Treasurer and Assistant Secretary from February 1993 until September 2000 and held various other financial positions at D&PL, from October 1991, when he joined the company, until February 1993. Prior to D&PL, Mr. Jagodinski held various positions in the audit division at Arthur Andersen from 1983 to 1991 and Senior Accountant at Price Waterhouse from 1978 to 1983. Mr. Jagodinski is a licensed Certified Public Accountant and a member of the AICPA, TSCPA and was MSCPA. Mr. Jagodinski received a Bachelor of Business Administration degree (Accounting) from the University of Mississippi.

Mr. Jagodinski is well qualified to serve as an independent director due to his background in specialty chemicals and fertilizers, his experience in public and private company governance and accounting, including his service on an audit committee and a compensation committee, as well as his prior experience with Quinpario 1.

Ilan Kaufthal has served as a director since November 2014. Mr. Kaufthal is Chairman of East Wind Advisors, a specialized investment banking firm serving companies in the media, education, consumer/retail and information industries, and has held such position since May 2011. From July 2008 to July 2013, Mr. Kaufthal served as Senior Advisor at Irving Place Capital. Earlier in his career, he was Vice Chairman of Investment Banking at Bear Stearns & Co. from May 2000 to July 2008, Vice Chairman and Head of Mergers and Acquisitions at Schroder & Co. from February 1987 to May 2000, and SVP and CFO at NL Industries from May 1971 to February 1987. Mr. Kaufthal serves on the board of directors of the following public companies: Cambrex Corporation (NYSE: CBM), a supplier to the pharmaceutical industries, Blyth, Inc. (NYSE: BTH) and Tronox Limited (NYSE:TROX), a fully integrated producer and marketer of titanium ore and titanium dioxide pigment. He previously served as a director of Quinpario 1. Mr. Kaufthal is a graduate of Columbia University and the New York University Graduate School of Business Administration.

Mr. Kaufthal is well qualified to serve as an independent director due to his background and his experience in public and private company governance and investment banking, as well as his prior experience with Quinpario 1.

Roberto Mendoza has served as a director since November 2014. Mr. Mendoza has served as a Senior Managing Director of Atlas Advisors LLC, an independent global investment banking firm, since March 2010. Previously, Mr. Mendoza co-founded Deming Mendoza & Co., LLC, a corporate finance advisory firm, and served as one of its partners from February 2009 to March 2010. Mr. Mendoza served as Non-Executive Chairman of Trinsum Group from February 2007 to November 2008. In January 2007, Trinsum Group was formed as a result of a merger of Marakon Associates and Integrated Finance Limited, a financial advisory company which Mr. Mendoza co-founded and of which he served as Chairman of the Board and Managing Director from 2002 to February 2007. He also served as Managing Director of Goldman Sachs from September 2000 to February 2001. From 1967 to 2000, Mr. Mendoza held positions at J.P. Morgan & Co. Inc., serving from 1990 to 2000 as director and Vice Chairman of the Board. Mr. Mendoza served as Chairman of Egg plc from May 2000 to February 2006, and as a director of Prudential plc from May 2000 to May 2007, of PartnerRe Ltd. from October 2009 to July 2016 and of PARIS RE Holdings Limited from January 2007 to September 2009. He currently serves as a director of Rocco Forte & Family Limited, Manpower Inc., BaoSteel Metal Co., Ltd. and The Western Union Company. Mr. Mendoza is a member of the Council on Foreign Relations. Mr. Mendoza holds a B.A. from Yale and an M.B.A. (Baker Scholar) from the Harvard Business School.

Mr. Mendoza is well qualified to serve as an independent director due to his substantial experience in investment banking and financial services, as well as his international business experience and service on other public company boards.

Dr. John Rutledge has served as a director since November 2014. Dr. Rutledge is the founder of Rutledge Capital, a private equity investment firm that invests in U.S. middle market manufacturing, distribution, and service companies, and has served as its Chairman since 1990. Dr. Rutledge is also Chief Investment Strategist for Safanad SA Inc., an investment firm based in New York, since its inception in 2008. He also serves as Senior Research Professor at Claremont Graduate University since 2010, where he teaches economics and finance. Dr. Rutledge also serves as a CNBC Contributor since 2009. In addition, Dr. Rutledge is an Honorary Professor at the Chinese Academy of Sciences in Beijing and Chief Advisor for Finance and Investment to the Governor of the Haidian District in Beijing and has served in those capacities since 2007 and 2008, respectively. He is a senior fellow at the Pacific Research Institute and the Heartland Institute. In addition to his many advisory and board roles, Dr. Rutledge wrote the Forbes’ Business Strategy column from 1992 to 2002 and has writes for Forbes.com and TheStreet.com. He also founded Claremont Economics Institute, an economic advisory business, in 1978 and served as its Chairman from January 1979 to 1991. Dr. Rutledge currently serves as a member of the Board of Directors of Jason Industries, Inc. (NASDAQ:JASN), a global industrial manufacturing company operating in the agricultural, construction and industrial manufacturing sectors, since August 2013. Dr. Rutledge has served as the director of a number of other companies, including: American Standard (formerly NYSE: ASD), a manufacturer of plumbing, air conditioning, and automotive products; Earle M. Jorgensen Company (formerly NYSE: JOR), the largest independent distributor of metal products in North America; Lazard Freres Funds, a mutual fund; CROM Corporation, a designer and manufacturer of pre-stressed concrete tanks; AdobeAir, a manufacturer of heating and cooling products; StairMaster, a manufacturer of fitness products; Fluidrive, a manufacturer of steerable, hydraulic axles for the agricultural and trucking industries; CST, a manufacturer of paper office products; Ellis Communications, an operator of television and radio companies; General Medical, a supplier of medical products; United Refrigeration, an operator of cold storage warehouses for the food industry; and Framed Picture Enterprise, a retailer in the framed art business. Dr. Rutledge was one of the principal architects of the Reagan economic plan in 1981 and was an adviser to the Bush White House on tax policy from 2001 to 2004. Dr. Rutledge began his career as a professor of economics at Tulane University and Claremont McKenna College. He holds a B.A. from Lake Forest College and a Ph.D. from the University of Virginia.

Dr. Rutledge is well qualified to serve as an independent director due to his academic background as well as his experience in public and private company governance, as well as his prior experience with Quinpario 1.

Shlomo Yanai has served as a director since November 2014. Mr. Yanai is the Chairman of the Board of Directors of Protalix BioTherapeutics, Inc. since July 2014 and the Chairman of the Board of Cambrex Corporation (NYSE:CBM). Mr. Yanai served as President and Chief Executive Officer of Teva Pharmaceuticals from March 2007 until May 2012 and, prior to joining Teva, Mr. Yanai was President and Chief Executive Officer of Makhteshim-Agan Industries Ltd. from 2003 until 2006. Before that, he was a Major General in the Israel Defense Forces, where he served for 32 years, in various positions, the last two positions being Commanding Officer of the Southern Command and Head of the Division of Strategic Planning. Mr. Yanai was the head of the Israeli security delegation to the peace talks at Camp David, Shepherdstown and Wye River. He currently serves as a member of the Board of Governors of the Technion — Israel Institute of Technology of Haifa, Israel, as well as an honorary member of the Board of the Institute for Policy and Strategy of the Interdisciplinary Center (IDC), Herzliya, Israel. Mr. Yanai holds a bachelor’s degree in political science and economics from Tel Aviv University, a master’s degree in national resources management from George Washington University, and is a graduate of the Advanced Management Program of Harvard Business School and U.S. National War College (NDU). Mr. Yanai was the recipient of the Max Perlman Award for Excellence in Global Business Management from Tel Aviv University, Israel in 2005 and was awarded an honorary doctorate by Bar-Ilan University, Israel in 2012.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2016, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 3, 2017, by:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Jeffry N. Quinn	8,254,910	(2)	28.6%
D. John Srivisal	0	(3)	0%
A. Craig Ivey	0	(3)	0%
Edgar G. Hotard	50,000		*
W. Thomas Jagodinski	50,000		*
Ilan Kaufthal	50,000		*
Roberto Mendoza	50,000		*
Dr. John Rutledge	50,000		*
Shlomo Yanai	50,000		*
Quinpario Partners 2, LLC	8,254,910		28.6%
All directors and executive officers as a group (10 individuals)	8,554,910		29.7%
BlueMountain Capital Management, LLC(4)	3,450,000		12.0%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Quinpario Partners LLC, 12935 N. Forty Drive, Suite 201, St. Louis, MO 63141.
(2)	Represents shares held by Quinpario Partners 2, LLC, our sponsor. Quinpario Partners LLC is the managing member of Quinpario Partners 2, LLC. Jeffry N. Quinn, our Chairman of the Board, is the sole managing member of Quinpario Partners LLC. Consequently, Mr. Quinn may be deemed the beneficial owner of the securities held by our sponsor and has sole voting and dispositive control over such securities. Mr. Quinn disclaims beneficial ownership over any securities owned by our sponsor in which he does not have any pecuniary interest.
(3)	Does not include any shares indirectly owned by this individual as a result of his membership interest in our sponsor.
(4)	The business address of BlueMountain Capital Management, LLC is 280 Park Avenue, 12th Floor, New York, NY 10017. Information derived from a Schedule 13G filed on February 6, 2015.

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

Equity Compensation Plans

As of December 31, 2016, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

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

The insider shares are identical to the shares of common stock included in the Units sold in the initial public offering. However, the initial stockholders have agreed (A) to vote their insider shares (as well as any shares acquired after the initial public offering) in favor of any proposed business combination, (B) not to propose, or vote in favor of, an amendment to the amended and restated memorandum and articles of association with respect to pre-business combination activities prior to the consummation of such a business combination unless the Company provides dissenting public stockholders with the opportunity to convert their public shares into the right to receive cash from the Trust Account in connection with any such vote, (C) not to convert any insider shares (as well as any other shares acquired after the initial public offering) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a proposed initial business combination or a vote to amend the provisions of the amended and restated memorandum and articles of association relating to stockholders’ rights or pre-business combination activity and (D) that the insider shares shall not participate in any liquidating distribution upon winding up if a business combination is not consummated. Additionally, the initial stockholders have agreed not to transfer, assign or sell any of the Insider Shares (except to certain permitted transferees) until (1) with respect to 20% of the Insider Shares, the consummation of an initial Business Combination and (2) with respect to the remaining 80% of the Insider Shares, the earlier of one year after the date of the consummation of an initial Business Combination or if after 150 days after an initial Business Combination, the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period. Notwithstanding the foregoing, the foregoing transfer restrictions will be removed earlier if, after an initial Business Combination, the Company consummates a subsequent (i) liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property or (ii) consolidation, merger or other change in the majority of the Company’s management team.

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

Administrative Service Fee

We presently occupy office space provided by Quinpario Partners LLC, an entity controlled by our former Chairman, Jeffry N. Quinn. Such entity has agreed that until the earlier of our consummation of a business combination or the liquidation of the trust account, it will make such office space, as well as general and administrative services including utilities and administrative support, available to us as may be required by us from time to time. We pay an aggregate of $10,000 per month for such services.

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

Director Independence

Currently Edgar G. Hotard, W. Thomas Jagodinski, Ilan Kaufthal, Roberto Mendoza, Dr. John Rutledge and Shlomo Yanai would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Audit Fees

During the fiscal years ended December 31, 2016 and 2015, audit fees for our independent registered public accounting firm were $55,379 and $49,440, respectively.

Audit-Related Fees

During the fiscal years ended December 31, 2016 and 2015, audit-related fees for our independent registered public accounting firm were $0 and $0, respectively.

Tax Fees

During the fiscal years ended December 31, 2016 and 2015, fees for tax services for our independent registered public accounting firm were $2,369 and $2,060, respectively.

All Other Fees

During the fiscal years ended December 31, 2016 and 2015, fees for other services were $0 and $24,540, respectively.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

1.1	Form of Underwriting Agreement.*
2.1	Business Combination Agreement, dated as of February 21, 2017, by and among Quinpario Acquisition Corp. 2, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., Novitex Holdings, Inc., SourceHOV Holdings, Inc., Novitex Parent, L.P, HOVS LLC and Handson Fund 4 I, LLC.****
3.1	Certificate of Incorporation.*
3.2	Amended and Restated Certificate of Incorporation.*
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation.**
3.4	Bylaws.*
4.1	Specimen Unit Certificate.*
4.2	Specimen common stock Certificate.*
4.3	Specimen Warrant Certificate.*
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.1	Form of Letter Agreement among the Registrant, Deutsche Bank Securities, Inc., Cantor Fitzgerald & Co. and each of the Company’s Officers, Directors and Sponsor.*
10.2	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*
10.3	Form of Letter Agreement between Quinpario Partners LLC and Registrant regarding administrative support.*
10.5	Form of Registration Rights Agreement among the Registrant, the Sponsor and the other initial stockholders.*
10.6	Form of Subscription Agreements among the Registrant, Graubard Miller and the Sponsor.*
10.7	Amendment No. 1 to Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.***
14	Form of Code of Ethics.*
31	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-198988).
**	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 20, 2017.
***	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 1, 2017.
****	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2017.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Quinpario Acquisition Corp. 2

We have audited the accompanying balance sheets of Quinpario Acquisition Corp. 2 (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2016, 2015 and for the period from July 15, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quinpario Acquisition Corp. 2, as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016, 2015 and the period from July 15, 2014 (inception) to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum llp

New York, NY
March 3, 2017

QUINPARIO ACQUISITION CORP. 2

BALANCE SHEETS

	As of
	December 31, 2016	December 31, 2015

ASSETS:
Current asset:
Cash and cash equivalents	$120,382	$881,923
Prepaid insurance	-	74,715
Total current assets	120,382	956,638
Noncurrent assets:
Cash and investments held in Trust Account	351,088,398	350,155,268
Total assets	$351,208,780	$351,111,906

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$107,331	$67,420
Total current liabilities	107,331	67,420

Deferred underwriters' fees	12,250,000	12,250,000
Total liabilities	12,357,331	12,317,420

Commitments
Common stock subject to possible redemption; 33,281,648 and 33,364,647 shares (at redemption value), respectively	333,851,446	333,794,485

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 135,000,000 shares authorized; 10,468,352 and 10,385,353 shares issued and outstanding at December 31, 2016 and 2015, respectively (which excludes 33,281,648 and 33,364,647 shares subject to possible redemption, respectively	1,047	1,039
Additional paid-in capital	5,367,258	5,424,227
Accumulated deficit	(368,302)	(425,265)
Total stockholders’ equity	5,000,003	5,000,001
Total liabilities and stockholders’ equity	$351,208,780	$351,111,906

The accompanying notes are an integral part of these financial statements.

QUINPARIO ACQUISITION CORP. 2

STATEMENTS OF OPERATIONS

	For the year ended	For the year ended	For the period from July 15, 2014 (inception) to
	December 31, 2016	December 31, 2015	December 31, 2014
Reimbursement of due diligence expenses	$-	$500,000	$-
General and administrative costs	(1,128,167)	(1,027,734)	(53,338)
Loss from operations	(1,128,167)	(527,734)	(53,338)

Interest income	1,185,130	155,807	-

Net income / (loss)	$56,963	$(371,927)	$(53,338)

Weighted average number of common shares outstanding - basic and diluted (1)	10,414,438	10,261,416	8,750,000
Net income / (loss) per common share - basic and diluted	$0.01	$(0.04)	$(0.01)

(1) The amount excludes an aggregate of 1,312,500 shares at December 31, 2014 that were forfeited in January 2015 by the Sponsor following notice from the underwriters that they were waiving their right to exercise any portion of their over-allotment option (see note 4).

The accompanying notes are an integral part of these financial statements.

QUINPARIO ACQUISITION CORP. 2

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from July 15, 2014 (Inception) to December 31, 2016

			Additional		Total Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Sale of common stock issued to initial stockholder	10,062,500	$1,006	$23,994	$-	$25,000

Net Loss	-	-	-	(53,338)	(53,338)

Balance at December 31, 2014	10,062,500	1,006	23,994	(53,338)	(28,338)

Proceeds from the sale of 35,000,000 units	35,000,000	3,500	349,996,500	-	350,000,000

Underwriters' discount and offering expenses	-	-	(19,805,250)	-	(19,805,250)

Proceeds from the sale of 18,000,000 warrants to Initial Stockholder	-	-	9,000,000	-	9,000,000

Forfeiture of 1,312,500 shares following notice that Underwriters waived their right to exercise overallotment option.	(1,312,500)	(131)	131	-	-

Proceeds subject to possible redemption of 33,364,647 shares at redemption value	(33,364,647)	(3,336)	(333,791,148)	-	(333,794,485)

Net loss	-	-	-	(371,927)	(371,927)

Balances at December 31, 2015	10,385,353	$1,039	$5,424,227	$(425,265)	$5,000,001

Change in shares subject to possible redemption	82,999	8	(56,969)	-	(56,961)

Net Income	-	-	-	56,963	56,963

Balances at December 31, 2016	10,468,352	1,047	5,367,258	(368,302)	5,000,003

The accompanying notes are an integral part of these financial statements.

QUINPARIO ACQUISITION CORP. 2

STATEMENTS OF CASH FLOWS

Cash Flows from Operating Activities:	For the year ended December 31, 2016	For the year ended December 31, 2015	For the Period from July 15, 2014 (inception) to December 31, 2014
Net income (loss)	$56,963	$(371,927)	$(53,338)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on restricted cash and equivalents held in trust	(1,185,130)	(155,807)	-
Changes in operation assets and liabilities:
Prepaid insurance	74,715	(47,697)	(27,017)
Accounts payable and accrued expenses	39,911	67,420	-
Net Cash Used in Operating Activities	(1,013,541)	(508,011)	(80,355)

Cash Flows from Investing Activities:
Proceeds deposited in trust account	-	(350,000,000)	-
Proceeds released from trust account	252,000	539	-
Net Cash Provided by (Used in) Investing Activities	252,000	(349,999,461)	-

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(325,370)	-
Proceeds from issuance of common stock to initial stockholder	-	-	25,000
Payment of deferred offering costs	-	-	(184,087)
Proceeds from note payable to related party	-	84,655	240,715
Proceeds from initial public offering, net of costs	-	342,628,838	-
Proceeds from private placement	-	9,000,000	-
Net Cash Provided by Financing Activities	-	351,388,123	81,628

Net (decrease) increase in cash and cash equivalents	(761,541)	880,651	1,273

Cash and cash equivalents – beginning	881,923	1,273	-

Cash and cash equivalents – ending	$120,382	$881,923	$1,273

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriters’ fees	$-	$12,250,000	-
Ordinary shares subject to possible redemption related to public offering	-	334,157,996
Change in value of shares subject to redemption	56,961	(363,511)

The accompanying notes are an integral part of these financial statements.

Quinpario Acquisition Corp. 2

Notes to Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Quinpario Acquisition Corp. 2 (“us”, “we”, “Company” or “our”) is a blank check company incorporated in Delaware on July 15, 2014. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). All activity through December 31, 2016 relates to the Company’s formation, initial public offering described below and search for a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Quinpario Acquisition Corp. 2

Notes to Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS – (continued)

In January 2017, we held a special meeting of stockholders. At the meeting, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the date by which we had to consummate an initial business combination to July 24, 2017. For the 19,997,082 public shares that voted in favor of the amendment, such vote also constituted their consent for the Company to amend the Investment Management Trust Agreement to withdraw from the Trust Account any interest earned on the funds held in the Trust Account related to those shares, net of taxes payable, for the Company’s working capital requirements. In connection with the extension, holders of 14,901,399 public shares exercised their right to convert such public shares into a pro rata portion of the trust account established in connection with our initial public offering. As a result, $201,543,292 remained in our trust account as of January 19, 2017. In addition, 101,519 public shares were not voted and, for that reason, the Company cannot use the interest earned on those shares for the Company’s working capital requirements. As a result, $1,018,002 of the funds that remain in the Trust Account are for the benefit of those public stockholders who did not vote on the extension amendment and will disburse such amount to such public stockholders if and when they present their shares for conversion.

On February 21, 2017, the Company, entered into a Business Combination Agreement (the “Agreement”) by and among the Company, Quinpario Merger Sub I, Inc., a Delaware corporation (“SourceHOV Merger Sub”), Quinpario Merger Sub II, Inc., a Delaware corporation (“Novitex Merger Sub” and, together with SourceHOV Merger Sub, the “Merger Subs”), Novitex Holdings, Inc., a Delaware corporation (“Novitex”), SourceHOV Holdings, Inc., a Delaware corporation (“SourceHOV”), Novitex Parent, L.P. (“Novitex Parent”), HOVS LLC and HandsOn Fund 4 I, LLC (collectively, the “HGM Group” and, together with Novitex Parent, each a “Seller” and collectively, the “Sellers”). Completion of the transaction is subject to amongst other requirements, the approval of the transaction by our stockholders. Accordingly, there can be no assurance that the proposed transaction will be consummated.

We will seek stockholder approval of our initial Business Combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable). We will consummate our initial Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation of the Company provides that a public stockholder, together with any affiliate or other person with whom such public stockholder is acting in concert or as a “group” (within the meaning of Section 13 of the Securities Act of 1934, as amended (the “Securities Act”)), will be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the public shares (but only with respect to the amount over 15% of the public shares).

The Company’s Units, common stock and warrants are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (excluding deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for such Business Combination, although this may entail simultaneous acquisitions of several target businesses. The Company determined this test was met in connection with the proposed transaction with the Sellers.

Quinpario Acquisition Corp. 2

Notes to Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS – (continued)

The Company will have until July 24, 2017 to consummate its initial Business Combination. If the Company is unable to consummate an initial Business Combination within such time period for whatever reason (such as if not enough holders approve of the proposed business combination or too many holders seek conversion of their shares), it will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account and then seek to dissolve and liquidate. In such event, the warrants will expire worthless. The Company expects the redemption price to be $10.00 per share of common stock, without taking into account any interest earned on such funds. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of public stockholders.

We believe the $120,382 in our working capital account on December 31, 2016, plus the $812,000, in total, of interest income that we withdrew from the Trust Account on January 6, 2017 and February 17, 2017 will be sufficient to meet our working capital needs, to pay any taxes that we may owe and to complete our initial business combination. The amounts in the Trust Account may be invested only in U.S. government treasury securities with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The current low interest rate environment has made it more difficult for such investments to generate sufficient funds. As a result, we may need to seek additional capital to continue our operations. If additional capital is required, we intend to borrow sufficient funds from Quinpario Partners, LLC or the management team to operate until we close our initial business combination. Neither Quinpario Partners, LLC nor our management team is under any obligation to advance funds to us. Any loan would be evidenced by a non-interest bearing promissory note. Up to $1,500,000 of such notes may be convertible into additional Private Placement Warrants at a price of $0.50 per warrant of the post business combination entity. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of December 31, 2016, 2015 and 2014, cash and trading securities held in the Trust Account consisted of $351,085,907, $350,154,498 and $0, respectively, in United States Treasury Bills with an original maturity of three months or less and $2,491, $770 and $0 in cash at December 31, 2016, 2015 and 2014, respectively.

Shares subject to possible redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Quinpario Acquisition Corp. 2

Notes to Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period, which excludes an aggregate of 1,312,500 shares at December 31, 2014 that were forfeited by the Sponsor on January 22, 2015 following notice from the underwriters that they were waving their right to exercise any portion of their over-allotment option (see Note 4). The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 17,500,000 shares of the Company and (ii) the Private Placement Warrants to purchase 9,000,000 shares of the Company, in the calculation of net income (loss) per share, since the exercise of the warrants is contingent on the occurrence of future events. 33,281,648, 33,364,647 and 0 shares subject to possible redemption at December 31, 2016, 2015 and 2014, respectively, were also excluded from the calculation of basic income (loss) per ordinary share since such shares, if redeemed, only participate in their pro rata share of the trust earnings. At December 31, 2016, 2015 and 2014, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods.

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

There were no unrecognized tax benefits as of December 31, 2016. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal and state authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. Federal and Missouri income tax returns for the years ended December 31, 2016, 2015 and 2014 are currently open to examination although no audits are ongoing.

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

Quinpario Partners has agreed that, commencing on January 15, 2015 through the earlier of our consummation of an initial Business Combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay Quinpario Partners $10,000 per month for these services. For the years ended December 31, 2016 and 2015, the Company paid $120,000 and $110,000, respectively, of expense pursuant to the administrative services agreement.

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

Quinpario Acquisition Corp. 2

Notes to Financial Statements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2016 and 2015 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

Description	Balances, at December 31, 2016	Quoted Prices in Active Markets (Level 1)

Assets:
U.S. Treasury Securities	$351,085,907	$351,085,907
Total	$351,085,907	$351,085,907

Description	Balances, at December 31, 2015	Quoted Prices in Active Markets (Level 1)

Assets:
U.S. Treasury Securities	$350,154,498	$350,154,498
Total	$350,154,498	$350,154,498

Quinpario Acquisition Corp. 2

Notes to Financial Statements

7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 135,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2016 and 2015, there were 10,468,352 and 10,385,353, respectively, common shares outstanding (which excludes 33,281,648 and 33,364,647, respectively, shares subject to possible redemption).

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2016 and 2015, the Company had not issued any preferred shares.

8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014

Deferred tax asset
Net operating loss carryforward	$160,948	$185,841	$23,309
Valuation allowance	(160,948)	(185,841)	(23,309)
Deferred tax asset, net of allowance	$-	$-	$-

The income tax provision (benefit) consists of the following:

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the Period from July 15, 2014 (Inception) to December 31, 2014

Federal
Current	$-	$-	$-
Deferred	19,937	(130,174)	(18,668)

State
Current	$-	$-	$-
Deferred	4,956	(32,358)	(4,640)
Change in valuation allowance	(24,893)	162,532	23,309
Income tax provision (benefit)	$-	$-	$-

Quinpario Acquisition Corp. 2

Notes to Financial Statements

8. INCOME TAX – (continued)

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2016, 2015 and 2014 is as follows:

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the Period from July 15, 2014 (Inception) to December 31, 2014

Statutory federal income tax rate	35.00%	(35.00)%	(35.00)%
State taxes, net of federal tax benefit	8.70%	(8.70)%	(8.70)%
Change in valuation allowance	(43.70)%	43.70%	43.70%
Income tax provision (benefit)	0%	0%	0%

As of December 31, 2016, the Company had U.S. federal and state net operating loss carryovers (“NOLs”) of $368,302 available to offset future taxable income. These NOLs expire beginning January 1, 2035. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

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

9. QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following tables set forth certain unaudited quarterly results of operations of the Company. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting only of normally recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited financial statements and related notes. The quarterly operating results are not necessarily indicative of future results of operations.

Summary of the quarterly results of operations for the year ended December 31, 2016

	For the three months ended March 31,	For the three months ended June 30,	For the three months ended September 30,	For the three months ended December 31,
	2016	2016	2016	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Gross Profit	-	-	-	-
Net Income (Loss) attributable to common shares outstanding	(58,912)	66,980	52,574	(3,679)
Net Income (Loss) per common share outstanding, basic and diluted	$(0.01)	$0.01	$0.01	$(0.00)

Quinpario Acquisition Corp. 2

Notes to Financial Statements

9. QUARTERLY FINANCIAL RESULTS (UNAUDITED) – (continued)

Summary of the quarterly results of operations for the year ended December 31, 2015

	For the three months ended March 31,	For the three months ended June 30,	For the three months ended September 30,	For the three months ended December 31,
	2015	2015	2015	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Gross Profit	-	-	-	-
Net Income (Loss) attributable to common shares outstanding	(177,064)	10,422	(93,945)	(111,340)
Net Income (Loss) per common share outstanding, basic and diluted	$(0.02)	$0.00	$(0.01)	$(0.01)

Summary of the quarterly results of operations for the period from July 15, 2014 (inception) to December 31, 2014

	For the period July 15, 2014 (inception) to September 30,	For the three months ended December 31,
	2014	2014
	(Unaudited)	(Unaudited)

Revenue	$-	$-
Gross Profit	-	-
Net Income (Loss) attributable to common shares outstanding	(24,442)	(28,896)
Net Income (Loss) per common share outstanding, basic and diluted	$(0.00)	$(0.00)

Quinpario Acquisition Corp. 2

Notes to Financial Statements

10. SUBSEQUENT EVENTS

On January 5, 2017, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2015, as required by Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G). On February 21, 2017, the Company submitted to Nasdaq a plan to regain compliance pursuant to the procedures set forth in the Nasdaq Listing. While the plan is pending, the Company’s securities will continue to trade on Nasdaq.

On February 21, 2017, we entered into a Business Combination Agreement (the “Agreement”) with SourceHOV Merger Sub, Novitex Merger Sub, Novitex, SourceHOV, Novitex Parent, HOVS LLC and HandsOn Fund 4 I, LLC. The transaction will result in the formation of a market-leading business process outsourcing platform with expertise in financial technology, information services and data processing. Novitex, a North American provider of technology-driven managed services, is owned by certain funds managed by affiliates of Apollo Global Management, LLC (NYSE: APO). SourceHOV is majority owned by HandsOn Global Management, LLC and affiliates, and provides Transaction Processing Solutions and Enterprise Information Management solutions.

The Agreement provides for (i) the merger of SourceHOV Merger Sub with and into SourceHOV, as a result of which the separate corporate existence of SourceHOV Merger Sub ceases, with SourceHOV continuing as the surviving company and a subsidiary of the Company, and (ii) the merger of Novitex Merger Sub with and into Novitex, as a result of which the separate corporate existence of Novitex Merger Sub ceases, with Novitex as the surviving company and a subsidiary of the Company.

The proposed transaction is expected to be consummated in the second quarter of 2017, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions.

Management has approved the financial statements and performed an evaluation of subsequent events through the date the financial statements were issued. Except as disclosed above, management did not identify any recognized or non-recognized subsequent event that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of March 2017.

QUINPARIO ACQUISITION CORP. 2

By:	/s/ D. John Srivisal
D. John Srivisal
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul J. Berra III
Paul J. Berra III	Chairman of the Board	March 3, 2017

/s/ D. John Srivisal
D. John Srivisal	Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	March 3, 2017

/s/ Edgar G. Hotard
Edgar G. Hotard	Director	March 3, 2017

/s/ W. Thomas Jagodinski
W. Thomas Jagodinski	Director	March 3, 2017

/s/ Ilan Kaufthal
Ilan Kaufthal	Director	March 3, 2017

/s/ Roberto Mendoza
Roberto Mendoza	Director	March 3, 2017

/s/ Dr. John Rutledge
Dr. John Rutledge	Director	March 3, 2017

/s/ Shlomo Yanai
Shlomo Yanai	Director	March 3, 2017