Form 10-Q
period 2017-03-31
Quinpario Acquisition Corp. 2
filed 2017-05-10
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 10, 2017 there were 28,848,601 shares of common stock of the Company issued and outstanding.

QUINPARIO ACQUISITION CORP. 2

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS	1

Condensed Consolidated Interim Balance Sheets	1
Condensed Consolidated Interim Statements of Operations	2
Condensed Consolidated Interim Statements of Cash Flows	3
Notes to Interim Financial Statements	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

Forward Looking Statements	13
Overview	13
Results of Operations	13
Liquidity and Capital Resources	14
Critical Accounting Policies	15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4. CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	16

ITEM 1A. RISK FACTORS	16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 6. EXHIBITS	18

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINPARIO ACQUISITION CORP. 2

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS:
Current asset:
Cash and cash equivalents	$296,311	$120,382
Prepaid insurance	24,137	-
Total current assets	320,448	120,382
Cash and investments held in Trust Account	201,105,244	351,088,398
Total assets	$201,425,692	$351,208,780

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$137,552	$107,331
Deferred underwriters' fees	12,250,000	12,250,000
Total liabilities	12,387,552	12,357,331

Commitments
Common stock subject to possible redemption; 18,392,883 and 33,281,648 shares (at redemption value) at March 31, 2017 and December 31, 2016, respectively.	184,038,137	333,851,446

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 135,000,000 shares authorized; 10,455,718 and 10,468,352 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively (which excludes 18,392,883 and 33,281,648 shares subject to possible redemption at March 31, 2017 and December 31, 2016, respectively).	1,045	1,047
Additional paid-in capital	5,753,811	5,367,258
Accumulated deficit	(754,853)	(368,302)
Total stockholders’ equity	5,000,003	5,000,003
Total liabilities and stockholders’ equity	$201,425,692	$351,208,780

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

QUINPARIO ACQUISITION CORP. 2

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
General and administrative costs	$(642,155)	$(354,634)
Loss from operations	(642,155)	(354,634)

Interest income	255,604	295,722

Net loss	$(386,551)	$(58,912)

Weighted average number of common shares outstanding - basic and diluted	10,468,212	10,385,539
Net loss per common share - basic and diluted	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

QUINPARIO ACQUISITION CORP. 2

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Cash Flows from Operating Activities:
Net loss	$(386,551)	$(58,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on restricted cash and cash equivalents held in Trust Account	(255,604)	(115,722)
Changes in operating assets and liabilities:
Prepaid insurance	(24,137)	18,679
Accounts payable and accrued expenses	30,221	(2,715)
Net Cash Used in Operating Activities	(636,071)	(158,670)

Cash Flows from Investing Activities:
Proceeds released from Trust Account	150,238,759	-
Net Cash Provided by Investing Activities	150,238,759	-

Cash Flows from Financing Activities:
Redemption of common stock	(149,426,759)	-
Net Cash Used in Financing Activities	(149,426,759)	-

Net increase (decrease) in cash and cash equivalents	175,929	(158,670)

Cash and cash equivalents – beginning	120,382	881,923

Cash and cash equivalents – ending	$296,311	$723,253

Supplemental disclosure of noncash investing and financing activities:
Change in shares subject to possible redemption	$386,551	$58,912

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Consolidated Interim Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Quinpario Acquisition Corp. 2 (“us”, “we”, “Company” or “our”) is a blank check company incorporated in Delaware on July 15, 2014. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). All activity through March 31, 2017 relates to the Company’s formation, initial public offering described below, special meeting and search for a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

In connection with the execution of the Agreement (defined below), the Company formed two wholly-owned subsidiaries, Quinpario Merger Sub I, Inc. and Quinpario Merger Sub II, Inc., in Delaware on February 17, 2017.

On The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on January 15, 2015. The Company consummated the Initial Public Offering of 35,000,000 units (“Units”) at $10.00 per Unit on January 22, 2015, generating gross proceeds of $350,000,000, which is described in Note 3.

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

Following the closing of the Initial Public Offering on January 22, 2015, an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and has been invested in U.S. treasury bills, notes or bonds with a maturity of 180 days or less or in an open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act of 1940 and that invests solely in U.S. treasuries, as determined by the Company. Such proceeds will continue to be held in such investments until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

In January 2017, we held a special meeting of stockholders at which our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the date by which we had to consummate an initial business combination to July 24, 2017. 19,997,082 public shares were voted in favor of the amendment. Such vote also constituted their consent for the Company to amend the Investment Management Trust Agreement governing the Trust Account to withdraw from the Trust Account any interest earned on the funds held therein related to those shares, net of taxes payable, for the Company’s working capital requirements. In connection with the extension, holders of 14,901,399 public shares exercised their right to convert such public shares into a pro rata portion of the Trust Account. As a result, $201,543,292 remained in the Trust Account as of January 19, 2017. In addition, 101,519 public shares were not voted and, for that reason, the Company cannot use the interest earned on those shares for the Company’s working capital requirements. As a result, $1,018,002 of the funds that remain in the Trust Account are for the benefit of those public stockholders who did not vote on the extension amendment and will disburse such amount and all additional interest earned on those funds from January 19, 2017 to such public stockholders if and when they present their shares for conversion. At March 31, 2017, there was $201,105,244 remaining in the Trust Account.

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

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Consolidated Interim Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS – (continued)

On January 5, 2017, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that the Company failed to hold an annual meeting of stockholders within 12 months after its fiscal year ended December 31, 2015, as required by Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G). On February 21, 2017, the Company submitted to Nasdaq a plan to regain compliance pursuant to the procedures set forth in the Nasdaq Listing. On March 7, 2017, Nasdaq granted the Company an extension until June 29, 2017 to regain compliance with the foregoing rules. The Company’s securities will continue to trade on Nasdaq during this time period.

On February 21, 2017, the Company entered into a Business Combination Agreement (the “Agreement”) by and among the Company, Quinpario Merger Sub I, Inc., a Delaware corporation (“SourceHOV Merger Sub”), Quinpario Merger Sub II, Inc., a Delaware corporation (“Novitex Merger Sub” and, together with SourceHOV Merger Sub, the “Merger Subs”), Novitex Holdings, Inc., a Delaware corporation (“Novitex”), SourceHOV Holdings, Inc., a Delaware corporation (“SourceHOV”), Novitex Parent, L.P. (“Novitex Parent”), HOVS LLC and HandsOn Fund 4 I, LLC (collectively, the “HGM Group” and, together with Novitex Parent, each a “Seller” and collectively, the “Sellers”). Completion of the transaction is subject to amongst other requirements, the approval of the transaction by our stockholders. Accordingly, there can be no assurance that the proposed transaction will be consummated. The purchase price is expected to be funded through a combination of $1.35 billion in new debt financing, cash from the Company, rollover equity and cash on hand at closing, including from equity financing.  Shareholders of SourceHOV and Novitex are rolling 100% of the current equity, and will be the majority shareholders of the combined company. In addition, in connection with the execution of the Agreement, certain of the holders of Insider Shares and Private Placement Warrants (each as defined below) have agreed to forfeit certain of their shares and warrants at the closing of the Business Combination.

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

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Consolidated Interim Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS – (continued)

The proposed transaction is expected to be consummated in the second quarter of 2017, after the required approval by the Company’s stockholders and the fulfillment of certain other conditions.

The Company’s Units, common stock and warrants are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (excluding deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for such Business Combination. The Company determined this test was met in connection with the proposed transaction with the Sellers.

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

We believe the $296,311 in our working capital account on March 31, 2017, plus any additional interest earned on the funds held in the Trust Account that may be released to us, will be sufficient to meet our working capital needs, to pay any taxes that we may owe and to complete our initial Business Combination by July 24, 2017. We may need to seek additional capital to continue our operations. If additional capital is required, we intend to borrow sufficient funds from Quinpario Partners, LLC or the management team to operate until we close our initial Business Combination. Neither Quinpario Partners, LLC nor our management team is under any obligation to advance funds to us. Any loan would be evidenced by a non-interest bearing promissory note. Up to $1,500,000 of such notes may be convertible into additional Private Placement Warrants at a price of $0.50 per warrant of the post business combination entity. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Consolidated Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accrual) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 6, 2017.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Quinpario Merger Sub I, Inc. and Quinpario Merger Sub II, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering, less redemptions in connection with the extension and less interest withdrawn to pay taxes and for working capital needs, and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2017 and December 31, 2016, cash and trading securities held in the Trust Account consisted of $201,104,101 and $351,085,907, respectively, in United States Treasury Bills with an original maturity of three months or less and $1,143 and $2,491 in cash at March 31, 2017 and December 31, 2016, respectively.

Shares subject to possible redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2017 and December 31, 2016, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Consolidated Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 17,500,000 shares of the Company and (ii) the Private Placement Warrants to purchase 9,000,000 shares of the Company, in the calculation of net income (loss) per share, since the exercise of the warrants is contingent on the occurrence of future events. 18,392,883 and 33,347,737 shares subject to possible redemption at March 31, 2017 and March 31, 2016, respectively, were also excluded from the calculation of basic income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of earnings in the Trust Account. At March 31, 2017 and March 31, 2016, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods.

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

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Consolidated Interim Financial Statements

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

There were no unrecognized tax benefits as of March 31, 2017. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Consolidated Interim Financial Statements

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

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Consolidated Interim Financial Statements

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

Quinpario Acquisition Corp. 2

Notes to Unaudited Condensed Consolidated Interim Financial Statements

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

Quinpario Partners has agreed that, commencing on January 15, 2015 through the earlier of our consummation of an initial Business Combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay Quinpario Partners $10,000 per month for these services. Total expenses paid for the three months ended March 31, 2017 and March 31, 2016 was $30,000 and $30,000, respectively.

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

The Company has engaged two law firms to assist the Company with its legal matters in identifying, negotiating, and consummating a Business Combination, as well as assisting with other legal matters. In the event of a successful Business Combination, the amount of fees to be paid to the first law firm will be agreed upon between the Company and that law firm in light of all the facts and circumstances at that point in time. If a Business Combination does not occur, the Company will not be required to pay the first law firm the contingent fees. Management is unable to determine the amount of the legal fees to be paid to the first law firm at this time. In connection with the agreement with the second law firm, in the event of a successful Business Combination, the amount of fees to be paid will not be less than $100,000 and will be billed to the Company on a monthly basis. If a Business Combination does not occur, the Company will not be required to pay the minimum $100,000. As of March 31, 2017, the Company has paid the second law firm an aggregate of $10,992. There can be no assurance that the Company will complete a Business Combination.

In addition, in connection with the execution of the Business Combination Agreement, the Company engaged various financial and other advisors at customary rates and on customary terms and conditions to assist in negotiating and consummating the proposed transaction.

6. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 135,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2017, there were 10,455,718 common shares outstanding (which excludes 18,392,883 shares subject to possible redemption) and at December 31, 2016 there were 10,468,352 common shares outstanding (which excludes 33,281,648 shares subject to possible redemption).

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2017 and December 31, 2016, the Company had not issued any preferred shares.

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

Consummation of the transactions contemplated by the Agreement is subject to customary conditions of the respective parties, including the approval of our stockholders.

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

For the three months ended March 31, 2017 and March 31, 2016, we had net loss of $386,551 and $58,912, respectively, which consisted of operating costs, offset by interest income of $255,604 and $295,722, respectively, on the funds held in the trust account established in connection with the Initial Public Offering (“Trust Account”). Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. Until we consummate a Business Combination, we will have no operating revenues.

Liquidity and Capital Resources

Through March 31, 2017, our liquidity needs have been satisfied through receipt of $25,000 from the sale of shares to Quinpario Partners 2, LLC, our sponsor (“Sponsor”), loans and advances from Quinpario Partners LLC, an affiliate of our Sponsor, totaling $325,370, and $1,380,830 of cash from the gross proceeds of the Initial Public Offering. As of the date of this filing, all loans and advances have been repaid to Quinpario Partners LLC from the net proceeds of the Initial Public Offering and $1,064,000 of interest income has been withdrawn from the Trust Account to pay taxes and for working capital needs.

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

In January 2017, we held a special meeting of stockholders at which our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the date by which we had to consummate an initial business combination to July 24, 2017. For the 19,997,082 public shares that voted in favor of the amendment, such vote also constituted their consent for the Company to amend the Investment Management Trust Agreement governing the Trust Account to withdraw from the Trust Account any interest earned on the funds held therein related to those shares, net of taxes payable, for the Company’s working capital requirements. In connection with the extension, holders of 14,901,399 public shares exercised their right to convert such public shares into a pro rata portion of the Ttrust Account. As a result, $201,543,292 remained in our Trust Account as of January 19, 2017. In addition, 101,519 public shares were not voted and, for that reason, the Company cannot use the interest earned on those shares for the Company’s working capital requirements. As a result, $1,018,002 of the funds that remain in the Trust Account are for the benefit of those public stockholders who did not vote on the extension amendment and will disburse such amount and all additional interest earned on those funds from January 19, 2017 to such public stockholders if and when they present their shares for conversion. At March 31, 2017, there was $201,105,244 remaining in the Trust Account.

We believe the $296,311 in cash plus any additional interest earned on the funds held in the Trust Account that may be released to us will be sufficient to meet our working capital needs, to pay any taxes that we may owe and to complete our initial Business Combination. However, we may need to seek additional capital to continue our operations. If additional capital is required, we intend to borrow sufficient funds from Quinpario Partners, LLC or the management team to operate until we close our initial Business Combination. Neither Quinpario Partners, LLC nor our management team is under any obligation to advance funds to us. Any loan would be evidenced by a non-interest bearing promissory note. Up to $1,500,000 of such notes may be convertible into additional Private Placement Warrants at a price of $0.50 per warrant of the post business combination entity. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

Off-Balance Sheet Arrangements

As of March 31, 2017, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

The Company has engaged two law firms to assist the Company with its legal matters in identifying, negotiating, and consummating a Business Combination, as well as assisting with other legal matters. In the event of a successful Business Combination, the amount of fees to be paid to the first law firm will be agreed upon between the Company and that law firm in light of all the facts and circumstances at that point in time. If a Business Combination does not occur, the Company will not be required to pay the first law firm the contingent fees. Management is unable to determine the amount of the legal fees to be paid to the first law firm at this time. In connection with the agreement with the second law firm, in the event of a successful Business Combination, the amount of fees to be paid will not be less than $100,000 and will be billed to the Company on a monthly basis. If a Business Combination does not occur, the Company will not be required to pay the minimum $100,000, just the fees already paid. As of March 31, 2017, the Company has paid the second law firm an aggregate of $10,992. There can be no assurance that the Company will complete a Business Combination.

In addition, in connection with the execution of the Business Combination Agreement, the Company engaged various financial and other advisors at customary rates and on customary terms and conditions to assist in negotiating and consummating the proposed transaction.

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

Accordingly, at March 31, 2017, 18,392,883 of the original 35,000,000 Public Shares are classified outside of permanent equity at their redemption value. We expect the redemption price to be $10.00 per share of common stock, without taking into account any interest earned on such funds. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of public stockholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon his evaluation, our principal executive officer and principle financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Risk factors relating to our proposed initial Business Combination may be found in our preliminary proxy statement filed with the SEC on April 3, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2015, the Sponsor purchased 18,000,000 Private Placement Warrants to purchase one-half of one share of our common stock exercisable at $5.75 per half share, at a price of $0.50 per warrant ($9,000,000 in the aggregate) in a private placement that occurred simultaneously with the consummation of the Initial Public Offering. The purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering and is being held in the Trust Account. If we do not complete a Business Combination by July 24, 2017, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of our public shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions with respect to the Private Placement Warrants, which will expire worthless. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

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

In January 2017, we held a special meeting of stockholders at which our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the date by which we had to consummate an initial business combination to July 24, 2017. For the 19,997,082 public shares that voted in favor of the amendment, such vote also constituted their consent for the Company to amend the Investment Management Trust Agreement governing the Trust Account to withdraw from the Trust Account any interest earned on the funds held therein related to those shares, net of taxes payable, for the Company’s working capital requirements. In connection with the extension, holders of 14,901,399 public shares exercised their right to convert such public shares into a pro rata portion of the Trust Account. As a result, $201,543,292 remained in our Trust Account as of January 19, 2017. In addition, 101,519 public shares were not voted and, for that reason, the Company cannot use the interest earned on those shares for the Company’s working capital requirements. As a result, $1,018,002 of the funds that remain in the Trust Account are for the benefit of those public stockholders who did not vote on the extension amendment and will disburse such amount and all additional interest earned on those funds from January 19, 2017 to such public stockholders if and when they present their shares for conversion.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1	Business Combination Agreement, dated as of February 21, 2017, by and among Quinpario Acquisition Corp. 2, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., Novitex Holdings, Inc., SourceHOV Holdings, Inc., Novitex Parent, L.P, HOVS LLC and Handson Fund 4 I, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2017)

3.1	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2017)

10.1	Amendment to Investment Management Trust Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 1, 2017)

31	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May, 2017.

QUINPARIO ACQUISITION CORP. 2

By:	/s/ D. John Srivisal
D. John Srivisal
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

