Form 10-Q
period 2017-06-30
Exela Technologies, Inc.
filed 2017-08-09
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-36788

EXELA TECHNOLOGIES, INC.

(formerly known as QUINPARIO ACQUISITION CORP. 2)

(Exact name of registrant as specified in its charter)

Delaware	47-1347291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2701 E. Grauwyler Rd. Irving, TX	75061
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 740-6500

Quinpario Acquisition Corp. 2

12935 N. Forty Dr., Suite 201

St. Louis, MO 63141

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 4, 2017 there were 146,910,648 shares of common stock of the Company issued and outstanding.

QUINPARIO ACQUISITION CORP. 2

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXELA TECHNOLOGIES, INC. (formerly known as QUINPARIO ACQUISITION CORP. 2)

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

	As of
	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS:
Current asset:
Cash and cash equivalents	$419,517	$120,382
Prepaid insurance	3,417	—
Total current assets	422,934	120,382
Cash and investments held in Trust Account	201,000,614	351,088,398
Total assets	$201,423,548	$351,208,780

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$112,057	$107,331
Deferred underwriters’ fees	12,250,000	12,250,000
Total liabilities	12,362,057	12,357,331

Commitments
Common stock subject to possible redemption; 18,404,788 and 33,281,648 shares (at redemption value) at June 30, 2017 and December 31, 2016, respectively.	184,061,487	333,851,446

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 135,000,000 shares authorized; 10,443,813 and 10,468,352 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (which excludes 18,404,788 and 33,281,648 shares subject to possible redemption at June 30, 2017 and December 31, 2016, respectively).	1,011	1,047
Additional paid-in capital	5,730,493	5,367,258
Accumulated deficit	(731,500)	(368,302)
Total stockholders’ equity	5,000,004	5,000,003
Total liabilities and stockholders’ equity	$201,423,548	$351,208,780

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EXELA TECHNOLOGIES, INC. (formerly known as QUINPARIO ACQUISITION CORP. 2)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
General and administrative costs	$(260,018)	$(265,382)	$(902,173)	$(620,016)
Loss from operations	(260,018)	(265,382)	(902,173)	(620,016)

Interest income	283,370	332,362	538,974	628,084

Net income (loss)	$23,352	$66,980	$(363,199)	$8,068

Weighted average number of common shares outstanding - basic and diluted	10,455,587	10,402,537	10,461,865	10,394,038
Net income (loss) per common share - basic and diluted	$0.00	$0.01	$(0.03)	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EXELA TECHNOLOGIES, INC. (formerly known as QUINPARIO ACQUISITION CORP. 2)

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Cash Flows from Operating Activities:
Net (loss) income	$(363,199)	$8,068
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest income on restricted cash and cash equivalents held in Trust Account	(538,974)	(448,084)
Changes in operating assets and liabilities:
Prepaid insurance	(3,417)	37,357
Accounts payable and accrued expenses	4,724	8,213
Net Cash Used in Operating Activities	(900,866)	(394,446)

Cash Flows from Investing Activities:
Proceeds released from Trust Account	150,626,760	—
Net Cash Provided by Investing Activities	150,626,760	—

Cash Flows from Financing Activities:
Redemption of common stock	(149,426,759)	—
Net Cash Used in Financing Activities	(149,426,759)	—

Net increase (decrease) in cash and cash equivalents	299,135	(394,446)

Cash and cash equivalents — beginning	120,382	881,923

Cash and cash equivalents — ending	$419,517	$487,477

Supplemental disclosure of noncash investing and financing activities:
Change in shares subject to possible redemption	$363,199	$(8,068)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EXELA TECHNOLOGIES, INC. (formerly known as QUINPARIO ACQUISITION CORP. 2)

Notes to Unaudited Condensed Consolidated Interim Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

As of June 30, 2017, Quinpario Acquisition Corp. 2 (“us”, “we”, “Company” or “our”) was a blank check company incorporated in Delaware on July 15, 2014. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). All activity through June 30, 2017 relates to the Company’s formation, initial public offering described below, special meeting and search for a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

In connection with the execution of the Business Combination Agreement (defined below), the Company formed two wholly-owned subsidiaries, Quinpario Merger Sub I, Inc. and Quinpario Merger Sub II, Inc., in Delaware on February 17, 2017.

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

Following the closing of the Initial Public Offering on January 22, 2015, an amount of $350,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and was invested in U.S. treasury bills, notes or bonds with a maturity of 180 days or less or in an open ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act of 1940 and that invests solely in U.S. treasuries, as determined by the Company. Such proceeds continued to be held in such investments until the consummation of a Business Combination.

In January 2017, we held a special meeting of stockholders at which our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the date by which we had to consummate an initial Business Combination to July 24, 2017. 19,997,082 public shares were voted in favor of the amendment. Such vote also constituted their consent for the Company to amend the Investment Management Trust Agreement governing the Trust Account to withdraw from the Trust Account any interest earned on the funds held therein related to those shares, net of taxes payable, for the Company’s working capital requirements. In connection with the extension, holders of 14,901,399 public shares exercised their right to convert such public shares into a pro rata portion of the Trust Account. As a result, $201,543,292 remained in the Trust Account as of January 19, 2017. In addition, 101,519 public shares were not voted and, for that reason, the Company could not use the interest earned on those shares for the Company’s working capital requirements. As a result, $1,018,002 of the funds that remained in the Trust Account as of June 30, 2017 were for the benefit of those public stockholders who did not vote on the extension amendment and will disburse such amount and all additional interest earned on those funds from January 19, 2017 to such public stockholders if and when they present their shares for conversion. At June 30, 2017, there was $201,000,614 remaining in the Trust Account.

The Company’s management had broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering, although substantially all of the net proceeds of the Initial Public Offering were intended to be generally applied toward consummating a Business Combination.

EXELA TECHNOLOGIES, INC. (formerly known as QUINPARIO ACQUISITION CORP. 2)

Notes to Unaudited Condensed Consolidated Interim Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS — (continued)

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

On February 21, 2017, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Quinpario Merger Sub I, Inc., a Delaware corporation (“SourceHOV Merger Sub”), Quinpario Merger Sub II, Inc., a Delaware corporation (“Novitex Merger Sub” and, together with SourceHOV Merger Sub, the “Merger Subs”), Novitex Holdings, Inc., a Delaware corporation (“Novitex”), SourceHOV Holdings, Inc., a Delaware corporation (“SourceHOV”), Novitex Parent, L.P. (“Novitex Parent”), HOVS LLC and HandsOn Fund 4 I, LLC (collectively, the “HGM Group” and, together with Novitex Parent, each a “Seller” and collectively, the “Sellers”).  Pursuant to the terms of the Business Combination Agreement, SourceHOV Merger Sub would be merged with and into SourceHOV, with SourceHOV continuing as the surviving company and an indirect subsidiary of the Company, and Novitex Merger Sub would be merged with and into Novitex, with Novitex as the surviving company and an indirect subsidiary of the Company (collectively, the “Business Combination Transaction”).  In addition, in connection with the execution of the Business Combination Agreement, certain of the holders of Insider Shares and Private Placement Warrants (each as defined below) agreed to forfeit certain of their shares and warrants at the closing of the Business Combination Transaction.

On June 15, 2017, the Company and the other parties to the Business Combination Agreement and New SourceHOV LLC, a Delaware limited liability company (“New Source HOV”), entered into a Consent, Waiver and Amendment to the Business Combination Agreement (the “Modification Agreement”). Pursuant to the Modification Agreement, prior to the closing of the transactions contemplated by the Business Combination Agreement, SourceHOV would enter into certain preliminary transactions following which New SourceHOV would be the sole stockholder of SourceHOV upon the closing of the merger of SourceHOV with and into Source HOV Merger Sub, and New SourceHOV would receive 80,600,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”).

On June 15, 2017, the Company entered into subscription agreements and commitment agreements with certain investors to purchase or waive redemption rights in respect of shares of Common Stock for an aggregate commitment amount of approximately $275.5 million (the “PIPE Investment”). In conjunction with the closing of the Business Combination Transaction and as part of the PIPE Investment, the Company issued 21,700,265 shares of Common Stock and 9,194,233 shares of the Company’s Series A Perpetual Convertible Preferred Stock, par value $0.0001 per share, which may be convertible into approximately 11,492,690 shares of Common Stock. Shares of Common Stock issued in connection with the PIPE Investment are subject to certain registration rights.

On July 12, 2017, the Company announced that it had consummated the Business Combination Transaction.  In connection with the Business Combination Transaction, $1.4 billion in new debt financing and a $100.0 million senior secured revolving facility was used to refinance the existing debt of SourceHOV and Novitex, pay fees and expenses incurred in connection with the Business Combination Transaction, and for general corporate purposes. The Company entered in to a Credit Agreement of $350.0 million senior secured term loan, $100.0 million senior secured revolving facility, and $1.0 billion in Senior Secured Notes (the “Debt Financing”). For further description, please refer to 7. SUBSEQUENT EVENTS below.

EXELA TECHNOLOGIES, INC. (formerly known as QUINPARIO ACQUISITION CORP. 2)

Notes to Unaudited Condensed Consolidated Interim Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS — (continued)

The Company’s Units, Common Stock and warrants issued in connection with the Initial Public Offering are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s initial Business Combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the Trust Account (excluding deferred underwriting commissions and taxes payable) at the time of the execution of a definitive agreement for such Business Combination. The Company determined this test was met in connection with the Business Combination Transaction.

The Company had until July 24, 2017 to consummate an initial Business Combination. If the Company had been unable to consummate an initial Business Combination within such time period for whatever reason (such as if not enough holders approve of the proposed business combination or too many holders seek conversion of their shares), it would, as promptly as possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account and then seek to dissolve and liquidate. In such event, the warrants would expire worthless.

EXELA TECHNOLOGIES, INC. (formerly known as QUINPARIO ACQUISITION CORP. 2)

Notes to Unaudited Condensed Consolidated Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal accrual) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 6, 2017.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, SourceHOV Merger Sub and Novitex Merger Sub. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering, less redemptions in connection with the extension and less interest withdrawn to pay taxes and for working capital needs, and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of June 30, 2017, cash and trading securities held in the Trust Account consisted of $201,000,614 in the UBS Select Treasury Preferred Fund. As of December 31, 2016, cash and trading securities held in the Trust Account consisted of $351,085,907 in United States Treasury Bills with an original maturity of three months or less and $2,491 in cash.

Shares subject to possible redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) are classified as a liability instrument and measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. As of June 30, 2017, the Company’s shares featured certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2017 and December 31, 2016, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

EXELA TECHNOLOGIES, INC. (formerly known as QUINPARIO ACQUISITION CORP. 2)

Notes to Unaudited Condensed Consolidated Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of (i) warrants sold in the Initial Public Offering to purchase 17,500,000 shares of the Company and (ii) the Private Placement Warrants to purchase 9,000,000 shares of the Company, in the calculation of net income (loss) per share, since the exercise of the warrants is contingent on the occurrence of future events. 18,404,788 and 33,322,811 shares subject to possible redemption at June 30, 2017 and June 30, 2016, respectively, were also excluded from the calculation of basic income (loss) per common share since such shares, if redeemed, only participate in their pro rata share of earnings in the Trust Account. At June 30, 2017 and June 30, 2016, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods.

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

EXELA TECHNOLOGIES, INC. (formerly known as QUINPARIO ACQUISITION CORP. 2)

Notes to Unaudited Condensed Consolidated Interim Financial Statements

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

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

There were no unrecognized tax benefits as of June 30, 2017. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

EXELA TECHNOLOGIES, INC. (formerly known as QUINPARIO ACQUISITION CORP. 2)

Notes to Unaudited Condensed Consolidated Interim Financial Statements

3. INITIAL PUBLIC OFFERING

On January 22, 2015, the Company sold 35,000,000 Units at $10.00 per Unit. Each Unit consists of one share of common stock and one warrant. Each warrant entitles the holder thereof to purchase one-half of one share of common stock at a price of $5.75 per half share. Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. Each warrant will become exercisable 30 days after the completion of an initial Business Combination and will expire five years after the completion of an initial Business Combination, or earlier upon redemption. We may redeem the outstanding warrants (excluding the Private Placement Warrants), in whole and not in part, at a price of $0.01 per warrant:

•	upon a minimum of 30 days’ prior written notice of redemption,

•

if, and only if, the last sales price of our shares of common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period (the “30-day trading period”) ending three business days before we send the notice of redemption, and

•

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

EXELA TECHNOLOGIES, INC. (formerly known as QUINPARIO ACQUISITION CORP. 2)

Notes to Unaudited Condensed Consolidated Interim Financial Statements

4. RELATED PARTY TRANSACTIONS

In September 2014, the Sponsor purchased an aggregate of 10,062,500 shares of our common stock (the “Insider Shares”), for an aggregate purchase price of $25,000. The managing member of the Sponsor is Quinpario Partners LLC (“Quinpario Partners”), an entity that was as of June 30, 2017, affiliated with several of our officers and directors. On November 10, 2014, the Sponsor transferred 300,000 Insider Shares to individuals who were independent directors of the Company as of June 30, 2017. The Insider Shares held by our initial stockholders, which include the Sponsor, management team and directors as of June 30, 2017, included an aggregate of up to 1,312,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that our initial stockholders would collectively own 20.0% of our issued and outstanding shares after the Initial Public Offering (assuming they did not purchase units in the Initial Public Offering). On January 22, 2015, the underwriters informed the Company that they were waiving their right to exercise any portion of their over-allotment option. As a result, the Sponsor forfeited an aggregate of 1,312,500 Insider Shares, leaving the initial stockholders with an aggregate of 8,750,000 Insider Shares. The Company has recorded the forfeited shares as treasury stock and simultaneously retired and cancelled the shares and charged additional paid-in capital.

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

In order to meet our working capital needs following the consummation of the Initial Public Offering prior to the consummation of an initial Business Combination, our Sponsor, officers and directors and their respective affiliates may, but were not obligated to, loan us funds, from time to time or at any time, in whatever amount they deemed reasonable in their sole discretion. Each loan would be evidenced by a non-interest bearing promissory note. The notes would either be paid upon consummation of an initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of the Business Combination into additional Private Placement Warrants at a price of $0.50 per warrant.

Quinpario Partners had loaned and advanced to us a total of $325,370 which was used to pay operating expenses and costs associated with the Initial Public Offering. These loans and advances were non-interest bearing, unsecured and repaid at the consummation of the Initial Public Offering out of the proceeds of the Initial Public Offering.

Quinpario Partners and Jeffry N. Quinn, our former Chairman, had agreed that they would be liable to ensure that the proceeds in the Trust Account were not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but they may not be able to satisfy their indemnification obligations if they are required to do so. Furthermore, they will have no liability under this indemnity as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account.

EXELA TECHNOLOGIES, INC. (formerly known as QUINPARIO ACQUISITION CORP. 2)

Notes to Unaudited Condensed Consolidated Interim Financial Statements

4. RELATED PARTY TRANSACTIONS — (continued)

Pursuant to a registration rights agreement entered into on January 15, 2015 with the Company’s initial stockholders, the Company is required to register certain securities for sale under the Securities Act. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.  On July 5, 2017, the Company filed a Form S-3 seeking registration of 25,533,571 shares of Common Stock.  Such S-3 became effective on July 26, 2017.  In addition, on July 26, 2017, the Company filed a Form S-3 seeking registration of 146,665,927 shares of Common Stock.

Quinpario Partners agreed that, commencing on January 15, 2015 through the earlier of our consummation of an initial Business Combination or our liquidation, it would make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. As of June 30, 2017, we had agreed to pay Quinpario Partners $10,000 per month for these services. Total expenses paid for the six months ended June 30, 2017 and June 30, 2016 was $60,000 and $60,000, respectively.  On July 12, 2017, the Company consummated the Business Combination Transaction and, as a consequence, discontinued further payment of such services.

In November 2015, the Company reimbursed Quinpario Partners $38,522 for dues and subscriptions relating to systems that the Company utilizes in search for a target business.

5. COMMITMENTS & CONTINGENCIES

The underwriters were entitled to an underwriting discount of five and one-half percent (5.5%) in cash, of which two percent (2.0%), or $7,000,000, was paid in cash at the closing of the Initial Public Offering on January 22, 2015, and three and one-half percent (3.5%), or $12,250,000, was deferred.  At completion of the Business Combination Transaction, payment of such deferred fees owed to the underwriters for their services were settled either through settlement or investment of such fees (or, for one of the underwriters, reimbursement of such fees in respect of prior purchases of publicly traded shares) in newly issued shares of Common Stock and publicly traded shares of Common Stock.

The Company engaged two law firms to assist the Company with its legal matters in identifying, negotiating, and consummating a Business Combination, as well as assisting with other legal matters. In the event of a successful Business Combination, the amount of fees to be paid to the first law firm would be agreed upon between the Company and that law firm in light of all the facts and circumstances at that point in time.  As of June 30, 2017, management was unable to determine the amount of the legal fees to be paid to the first law firm at this time. In connection with the agreement with the second law firm, in the event of a successful Business Combination, the amount of fees to be paid would not be less than $100,000 and would be billed to the Company on a monthly basis. At the completion of the Business Combination Transaction, the Company paid the law firms a total of approximately $5.2 million in July 2017.

In addition, in connection with the execution of the Business Combination Agreement, the Company engaged various financial and other advisors at customary rates and on customary terms and conditions to assist in negotiating and consummating the Business Combination Transaction.

6. STOCKHOLDERS’ EQUITY

Common Stock — As of June 30, 2017, the Company was authorized to issue 135,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2017, there were 10,443,813 common shares outstanding (which excludes 18,404,788 shares subject to possible redemption at such date) and at December 31, 2016 there were 10,468,352 common shares outstanding (which excludes 33,281,648 shares subject to possible redemption at such date).

Preferred Stock — As of June 30, 2017, the Company was authorized to issue 1,000,000 shares of preferred stock in one or more series with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2017 and December 31, 2016, the Company had not issued any preferred shares.

7. SUBSEQUENT EVENTS

On July 11, 2017 the Company held a special meeting of the stockholders (the “Special Meeting”) where the Business Combination Transaction was approved by the Company’s stockholders.  At the Special Meeting, 27,536,975 shares of the Company’s common stock were voted in favor of the proposal to approve the Business Combination Transaction and 1,210,445 shares of the Company’s Common Stock were voted against the proposal.  In connection with the closing, the Company redeemed a total of 16,646,342 shares of its Common Stock pursuant to the terms of the Company’s certificate of incorporation in effect at such time, resulting in a total cash payment from the Company’s trust account to redeeming stockholders of $166,463,420.

At the Special Meeting, the Company’s stockholders approved and adopted a proposal to amend and restate the Company’s certificate of incorporation to, among other things, increase the number of authorized shares of the Company’s common stock and preferred stock from 136,000,000, consisting of 135,000,000 shares of common stock and 1,000,000 shares of preferred stock to 1,620,000,000 shares, consisting of 1,600,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On July 12, 2017, the Company announced that it had consummated the transactions contemplated by the Business Combination Agreement, as amended by the Modification Agreement, including the PIPE Investment and the Debt Financing.  Pursuant to the terms of the Business Combination Agreement, SourceHOV Merger Sub merged with and into SourceHOV, with SourceHOV continuing as the surviving company and an indirect subsidiary of the Company, and Novitex Merger Sub merged with and into Novitex, with Novitex as the surviving company and an indirect subsidiary of the Company.

In connection with the closing of the Business Combination Transaction, the Company changed its name to Exela Technologies, Inc. and commenced trading of its common stock and warrants under the symbols, “XELA” and “XELAW”, respectively, on NASDAQ.

The Business Combination Transaction was accounted for as a reverse merger for which SourceHOV was determined to be the accounting acquirer based on the following predominate factors: New SourceHOV will have the largest portion of voting rights in the newly formed entity, the largest minority shareholder of the combined entity is a current SourceHOV shareholder, the Board will have more individuals coming from SourceHOV than either the Company or Novitex, and SourceHOV is the largest entity by revenue and by assets.

As SourceHOV was determined to be the accounting acquirer in the reverse merger with the Company, the accounting for the merger is similar to that of a capital infusion as the only pre-combination asset of the Company is cash held in the Trust Account. The assets and liabilities of SourceHOV will be carried at historical cost and SourceHOV will not record any step-up in basis or any intangible assets or goodwill as a result of the merger with the Company. The acquisition of Novitex will be treated as a business combination under ASC 805 and will be accounted for using the acquisition method. SourceHOV will record the fair value of assets and liabilities acquired from Novitex.

The following pro forma results for the three and six months ended June 30, 2017 and 2016 assumes the Business Combination Transaction occurred as of the January 1, 2016 and are inclusive of preliminary estimates for purchase price adjustments. The Company is currently evaluating the purchase price allocation following the consummation of the Business Combination Transaction. Given the short period of time between the date of the closing of

Business Combination Transaction and the issuance of these unaudited condensed consolidated financial statements, it is not practicable to disclose the purchase price allocation.

Additionally, the following pro forma results for the three and six month periods ended June 30, 2017 and 2016 are inclusive of the previously disclosed acquisition of TransCentra Inc. by SourceHOV. These pro forma results were based on estimates and assumptions, which the Company believe are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented and are not necessarily indicative of the Company’s consolidated results of operations in future periods.

(in thousands of United States dollars)

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Sales	$349,965	$357,745	$711,826	$731,515

Net Loss	(18,079)	(13,146)	(33,092)	(30,783)

The unaudited pro forma results have been prepared to illustrate the effect of the Business Combination Transaction and related financing transactions and have been prepared for informational purposes only and should not be relied upon.

Management has approved the financial statements and performed an evaluation of subsequent events through the date the financial statements were issued, noting no additional items which require adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “Exela,” “us,” “we” or “our” refer to Exela Technologies, Inc. (formerly known as Quinpario Acquisition Corp. 2). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward looking statements that involve risks and uncertainties.

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

Overview

As of June 30, 2017, we were a blank check company formed on July 15, 2014 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”).

On February 21, 2017, the Company entered into the Business Combination Agreement by and among the Company, SourceHOV Merger Sub, Novitex Merger Sub, Novitex, SourceHOV Holdings, Novitex Parent, HOVS LLC and HandsOn Fund 4 I, LLC.  The transaction will result in the formation of a market-leading business process outsourcing platform with expertise in financial technology, information services and data processing. Novitex, a North American provider of technology-driven managed services, is owned by certain funds managed by affiliates of Apollo Global Management, LLC (NYSE: APO). SourceHOV is majority owned by HandsOn Global Management, LLC and affiliates, and provides transaction processing solutions and enterprise information management solutions.

Business Combination

On February 21, 2017, the Company entered into the Business Combination Agreement, pursuant to which, SourceHOV Merger Sub would be merged with and into SourceHOV, with SourceHOV continuing as the surviving company and an indirect subsidiary of the Company, and Novitex Merger Sub would be merged with and into Novitex, with Novitex as the surviving company and an indirect subsidiary of the Company.  In addition, in connection with the execution of the Business Combination Agreement, certain of the holders of Insider Shares and Private Placement Warrants agreed to forfeit certain of their shares and warrants at the closing of the Business Combination Transaction.

On June 15, 2017, the Company and the other parties to the Business Combination Agreement and New SourceHOV entered into the Modification Agreement.  Pursuant to the Modification Agreement, prior to the closing of the transactions contemplated by the Business Combination Agreement, SourceHOV would enter into certain preliminary transactions following which New SourceHOV would be the sole stockholder of SourceHOV upon the closing of the merger of SourceHOV with and into SourceHOV Merger Sub, and New SourceHOV would receive 80,600,000 shares of the Common Stock.

On June 15, 2017, the Company entered into subscription agreements and commitment agreements for the PIPE Investment, pursuant to which certain investors agreed to purchase or waive redemption rights in respect of shares of Common Stock for an aggregate commitment amount of approximately $275.5 million. In conjuction with the closing of the Business Combination Transaction and as part of the PIPE Investment, the Company issued 21,700,265 shares of Common Stock and 9,194,233 shares of the Company’s Series A Perpetual Convertible Preferred Stock, par value $0.0001 per share, which may be convertible into approximately 11,492,690 shares of Quinpario Common Stock. Shares of Common Stock issued in connection with the PIPE Investment are subject to certain registration rights.

On June 19, 2017, Exela Intermediate LLC, as Issuer, and Exela Finance Inc., as Co-Issuer, commenced the Debt Financing pursuant to which the Issuers issued the Notes. The Issuer and Co-Issuer are wholly-owned by the Company. The Notes were offered in connection with, and the Company intended to use the net proceeds from the offering for, the Business Combination Transaction.

On July 11, 2017 the Company held the Special Meeting where the Business Combination Transaction was approved by the Company’s stockholders.  At the Special Meeting, 27,536,975 shares of the Company’s Common Stock were voted in favor of the proposal to approve the Business Combination Transaction and 1,210,445 shares of the Company’s Common Stock were voted against the proposal.  In connection with the closing, the Company redeemed a total of 16,646,342 shares of its Common Stock pursuant to the terms of the Company’s certificate of incorporation in effect at such time, resulting in a total cash payment from the Company’s trust account to redeeming stockholders of $166,463,420.00.

At the Special Meeting, the Company’s stockholders approved and adopted a proposal to amend and restate the Company’s certificate of incorporation to, among other things, increase the number of authorized shares of the Company’s common stock and preferred stock from 136,000,000, consisting of 135,000,000 shares of common stock and 1,000,000 shares of preferred stock to 1,620,000,000 shares, consisting of 1,600,000,000 shares of common stock and 20,000,000 shares of preferred stock.

On July 12, 2017, the Company announced that it had consummated the transactions contemplated by the Business Combination Agreement, as amended by the Modification Agreement, including the PIPE Investment and the Debt Financing.

In connection with the closing of the Business Combination, the Company changed its name to Exela Technologies, Inc. and commenced trading of its common stock and warrants under the symbols, “XELA” and “XELAW”, respectively, on NASDAQ.

Results of Operations

Through June 30, 2017, we have not generated any revenues to date. Our entire activity from inception to the closing of our initial public offering (“Initial Public Offering”) on January 22, 2015 was in preparation for that event. As of June 30, 2017, our activity was limited to the evaluation of Business Combination candidates, and we did not generate any operating revenues. We did generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2017 and June 30, 2016, we had net loss of $363,199 and net income of $8,068, respectively, which consisted of operating costs, offset by interest income of $538,974 and $628,084, respectively, on the funds held in the trust account established in connection with the Initial Public Offering (“Trust Account”). Our operating expenses principally consisted of expenses related to our public filings and listing and identification and due diligence related to a potential target business, and to general operating expenses including printing, insurance and office expenses. As of June 30, 2017, we had no operating revenues.

Liquidity and Capital Resources

Through June 30, 2017, our liquidity needs have been satisfied through receipt of $25,000 from the sale of our common stock (the “Insider Shares”) to our Sponsor, loans and advances from Quinpario Partners LLC, an affiliate of our Sponsor, totaling $325,370, $1,380,830 of cash from the gross proceeds of the Initial Public Offering and $1,452,000 of interest income withdrawn from the Trust Account to pay taxes and for working capital needs. As of the date of this filing, all loans and advances have been repaid to Quinpario Partners LLC from the net proceeds of the Initial Public Offering.

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

In January 2017, we held a special meeting of stockholders at which our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the date by which we had to consummate an initial business combination to July 24, 2017. For the 19,997,082 public shares that voted in favor of the amendment, such vote also constituted their consent for the Company to amend the Investment Management Trust Agreement governing the Trust Account to withdraw from the Trust Account any interest earned on the funds held therein related to those shares, net of taxes payable, for the Company’s working capital requirements. In connection with the extension, holders of 14,901,399 public shares exercised their right to convert such public shares into a pro rata portion of the Trust Account. As a result, $201,543,292 remained in our Trust Account as of January 19, 2017. In addition, 101,519 public shares were not voted and, for that reason, the Company cannot use the interest earned on those shares for the Company’s working capital requirements. As a result, $1,018,002 of the funds that remained in the Trust Account as of June 30, 2017, were for the benefit of those public stockholders who did not vote on the extension amendment and will disburse such amount and all additional interest earned on those funds from January 19, 2017 to such public stockholders if and when they present their shares for conversion. At June 30, 2017, there was $201,000,614 remaining in the Trust Account.

At the completion of the Business Combination Transaction, the Company paid its legal, financial and other advisors a total of approximately $12.2 million in cash relating to fees and services incurred in connection with assisting in negotiating and consummating the Business Combination Transaction.

On July 12, 2017, Exela (formerly known as Quinpario Acquisition Corp. 2) completed the Business Combination Transaction.  The Business Combination Transaction was approved at a special meeting of shareholders of Quinpario Acquisition Corp. 2 on July 11, 2017, and subsequently Quinpario Acquisition Corp. 2 was renamed as Exela Technologies, Inc. A new capital structure consisting of $1.35 billion in new debt was put in place at Exela along with a $100.0 million senior secured revolving facility. The proceeds of the new debt financing was used to refinance the existing debt of SourceHOV and Novitex, pay fees and expenses incurred in connection with the Business Combination Transaction, and for general corporate purposes. The new capital structure at Exela includes a $350.0 million senior secured term loan, $100.0 million senior secured revolving facility, and $1.0 billion in Senior Secured Notes.

Off-Balance Sheet Arrangements

As of June 30, 2017, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual obligations

As of June 30, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 payable to Quinpario Partners LLC for office space, administrative services and secretarial support.

We began incurring these fees on January 15, 2015, the date the Company’s securities were first listed on the NASDAQ Capital Market and were terminated upon the consummation of a Business Combination.

The Company engaged two law firms to assist the Company with its legal matters in identifying, negotiating, and consummating a Business Combination, as well as assisting with other legal matters. In the event of a successful Business Combination, the amount of fees to be paid to the first law firm would be agreed upon between the Company and that law firm in light of all the facts and circumstances at that point in time. As of June 30, 2017, management was unable to determine the amount of the legal fees to be paid to the first law firm at this time. In connection with the agreement with the second law firm, in the event of a successful Business Combination, the amount of fees to be paid would not be less than $100,000 and would be billed to the Company on a monthly basis. At the completion of the Business Combination Transaction, the Company paid these law firms a total of approximately $5.2 million.

In addition, in connection with the execution of the Business Combination Agreement, the Company engaged various financial and other advisors at customary rates and on customary terms and conditions to assist in negotiating and consummating the proposed transaction.

Critical Accounting Policies

The preparation of interim financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Redeemable common stock

All of the 35,000,000 common shares sold as part of the Units in the Initial Public Offering (the “Public Shares”) contained a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation in effect as of June 30, 2017 provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital.

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

Accordingly, at June 30, 2017, 18,404,788 of the original 35,000,000 Public Shares were classified outside of permanent equity at their redemption value.

Recent accounting pronouncements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market driven rates or prices. As of June 30, 2017, we were a blank check company incorporated on July 15, 2014 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more businesses or entities. Until we consummated a suitable Business Combination, we could not engage in any substantive commercial business. Accordingly, as of June 30, 2017, we were not exposed to significant risks associated with foreign exchange rates, commodity prices, equity prices or other market driven rates or prices. The net proceeds of our Initial Public Offering held in the Trust Account were invested by the trustee only in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Given our limited risk in our exposure to government securities and money market funds, as of June 30, 2017, we did not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon his evaluation, our principal executive officer and principle financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this report, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Risk factors relating to our initial Business Combination may be found in our definitive proxy statement, as filed with the Securities and Exchange Commission on June 26, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 22, 2015, the Sponsor purchased 18,000,000 Private Placement Warrants to purchase one-half of one share of our common stock exercisable at $5.75 per half share, at a price of $0.50 per warrant ($9,000,000 in the aggregate) in a private placement that occurred simultaneously with the consummation of the Initial Public Offering. The purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering and was held in the Trust Account. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

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

We paid a total of $7,000,000 in underwriting discounts and commissions, $555,250 of offering costs and $63,920 of other expenses incurred through January 22, 2015. In addition, the Underwriters agreed to defer $12,250,000 in underwriting discounts and commissions, which amount was payable upon consummation of our initial Business Combination, if consummated. We also repaid all loans and advances outstanding to Quinpario Partners LLC, an affiliate of our Sponsor, from the proceeds of the Initial Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $12,250,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination, if consummated) and the offering expenses, the total net proceeds from our Initial Public Offering and the private placement of the Private Placement Warrants was $351,380,830, of which $350,000,000 was placed in the Trust Account. The remaining amount of $1,380,830 was being held outside the Trust Account and was used to fund the Company’s operating expenses. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

In January 2017, we held a special meeting of stockholders at which our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to extend the date by which we had to consummate an initial business combination to July 24, 2017. For the 19,997,082 public shares that voted in favor of the amendment, such vote also constituted their consent for the Company to amend the Investment Management Trust Agreement governing the Trust Account to withdraw from the Trust Account any interest earned on the funds held therein related to those shares, net of taxes payable, for the Company’s working capital requirements. In connection with the extension, holders of 14,901,399 public shares exercised their right to convert such public shares into a pro rata portion of the Trust Account. As a result, $201,543,292 remained in our Trust Account as of January 19, 2017. In addition, 101,519 public shares were not voted and, for that reason, the Company cannot use the interest earned on those shares for the Company’s working capital requirements. As a result, $1,018,002 of the funds that remained in the Trust Account as of June 30, 2017, were for the benefit of those public stockholders who did not vote on the extension amendment and will disburse such amount and all additional interest earned on those funds from January 19, 2017 to such public stockholders if and when they present their shares for conversion.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1 (1)

Business Combination Agreement, dated as of February 21, 2017, by and among Quinpario Acquisition Corp. 2, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., Novitex Holdings, Inc., SourceHOV Holdings, Inc., Novitex Parent, L.P, HOVS LLC and Handson Fund 4 I, LLC

2.2 (2)	Modification Agreement, dated as of June 15, 2017

3.1 (3)	Restated Certificate of Incorporation, dated July 12, 2017

3.2 (3)	Amended and Restated Bylaws, dated July 12, 2017

31.1*

Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*

Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed February 22, 2017.

(2) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed June 21, 2017.

(3) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 18, 2017.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August, 2017.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James G. Reynolds
James G. Reynolds
Chief Financial Officer (Principal Financial and Accounting Officer)