Form 10-Q
period 2017-09-30
Exela Technologies, Inc.
filed 2017-11-09
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 8, 2017 there were 150,578,451 shares of common stock of the Company issued and outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended September 30, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016

(in thousands of United States dollars except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$27,368	$8,361
Restricted cash	37,315	25,892
Accounts receivable, net of allowance for doubtful accounts of $3,942 and $3,219 respectively	227,704	138,421
Inventories, net	13,634	11,195
Prepaid expenses and other current assets	24,263	12,202
Total current assets	330,284	196,071
Property, plant and equipment, net	133,617	81,600
Goodwill	776,010	373,291
Intangible assets, net	514,873	298,739
Deferred income tax assets	7,880	9,654
Other noncurrent assets	15,573	10,131
Total assets	$1,778,237	$969,486
Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$82,676	$42,212
Related party payables	14,474	9,344
Income tax payable	770	1,031
Accrued liabilities	75,259	29,492
Accrued compensation and benefits	52,955	31,200
Customer deposits	34,268	18,729
Deferred revenue	17,633	17,235
Obligation for claim payment	37,315	25,892
Current portion of capital lease obligations	15,246	6,507
Current portion of long-term debt	18,662	55,833
Total current liabilities	349,258	237,475
Long-term debt, net of current maturities	1,278,306	983,502
Capital lease obligations, net of current maturities	25,242	18,439
Pension liability	29,717	28,712
Deferred income tax liabilities	35,124	26,223
Long-term income tax liability	3,063	3,063
Other long-term liabilities	15,811	11,973
Total liabilities	1,736,521	1,309,387
Commitment and Contingencies
Stockholders’ equity (deficit)
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 150,578,451 shares issued and outstanding at September 30, 2017 and 64,024,557 shares issued and outstanding at December 31, 2016;	15	—

Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized and 6,194,233 shares issued and outstanding at September 30, 2017 and no shares issued or outstanding at December 31, 2016	1	—

Additional paid in capital	482,018	(57,389)
Equity-based compensation	31,788	27,342
Accumulated deficit	(455,976)	(293,968)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(2,291)	(3,547)
Unrealized pension actuarial losses, net of tax	(13,839)	(12,339)
Total accumulated other comprehensive loss	(16,130)	(15,886)
Total stockholders’ equity (deficit)	41,716	(339,901)
Total liabilities and stockholders’ equity (deficit)	$1,778,237	$969,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months ended September 30, 2017 and 2016

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$338,393	$186,373	$766,035	$577,527
Cost of revenue (exclusive of depreciation and amortization)	255,116	121,780	539,242	377,700
Gross profit	83,277	64,593	226,793	199,827
Selling, general and administrative expenses	102,048	30,829	172,626	95,385
Depreciation and amortization	28,052	18,761	70,779	58,463
Related party expense	26,892	2,448	31,733	7,372
Operating (loss) income	(73,715)	12,555	(48,345)	38,607
Other expense (income), net:
Interest expense, net	37,652	27,399	91,740	81,712
Loss on extinguishment of debt	35,512	—	35,512	—
Sundry expense (income), net	563	711	2,960	283
Net loss before income taxes	(147,442)	(15,555)	(178,557)	(43,388)
Income tax benefit	37,002	3,757	32,924	9,969
Net loss	$(110,440)	$(11,798)	$(145,633)	$(33,419)
Dividend equivalent on Series A Preferred Stock related to beneficial conversion feature	(16,375)	—	(16,375)	—
Cumulative dividends for Series A Preferred Stock	(1,225)	—	(1,225)	—
Net loss attributable to common stockholders	$(128,040)	$(11,798)	$(163,233)	$(33,419)
Earnings per share:
Basic and diluted	$(0.92)	$(0.18)	$(1.76)	$(0.52)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months and Nine Months ended September 30, 2017 and 2016

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(110,440)	$(11,798)	$(145,633)	$(33,419)
Other comprehensive loss, net of tax
Foreign currency translation adjustments	233	222	1,256	1,955
Unrealized pension actuarial (losses) gains, net of tax	(536)	109	(1,500)	469
Total other comprehensive loss, net of tax	$(110,743)	$(11,467)	$(145,877)	$(30,995)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Nine Months ended September 30, 2017 and 2016

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

							Accumulated Other Comprehensive Loss
							Foreign Currency	Unrealized Pension		Total
	Common Stock		Preferred Stock		Additional	Equity-Based	Translation	Actuarial Losses,	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at December 31, 2015 (as previously reported)	144,400	$—	—	$—	$(57,389)	$20,256	$(3,415)	$(5,076)	$(245,865)	$(291,489)
Conversion of shares	63,880,157	6	—	—	(6)	—	—	—	—	—
Balances at December 31, 2015, effect of reverse acquisition (refer to Note 2)	64,024,557	$6	—	$—	$(57,395)	$20,256	$(3,415)	$(5,076)	$(245,865)	$(291,489)
Net loss January 1 to September 30, 2016									(33,419)	(33,419)
Equity-based compensation						5,422				5,422
Foreign currency translation adjustment							1,955			1,955
Net realized pension actuarial gains, net of tax								469		469
Balances at September 30, 2016	64,024,557	$6	—	$—	$(57,395)	$25,678	$(1,460)	$(4,607)	$(279,284)	$(317,062)

							Accumulated Other Comprehensive Loss
							Foreign Currency	Unrealized Pension		Total
	Common Stock		Preferred Stock		Additional	Equity-Based	Translation	Actuarial Losses,	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Equity
Balances at December 31, 2016 (as previously reported)	144,400	$—	—	$—	$(57,389)	$27,342	$(3,547)	$(12,339)	$(293,968)	$(339,901)
Conversion of shares	63,880,157	6	—	—	(6)	—	—	—	—	—
Balances at December 31, 2016, effect of reverse acquisition (refer to Note 2)	64,024,557	$6	—	$—	$(57,395)	$27,342	$(3,547)	$(12,339)	$(293,968)	$(339,901)
Net loss January 1 to September 30, 2017									(145,633)	(145,633)
Equity-based compensation						4,446				4,446
Foreign currency translation adjustment							1,256			1,256
Net realized pension actuarial gains, net of tax								(1,500)		(1,500)
Merger recapitalization	16,575,443	2			20,546					20,548
Shares issued to acquire Novitex (refer to Note 3)	30,600,000	3			244,797					244,800
Issuance\Conversion of Quinpario shares	12,093,331	1			22,358					22,359
Sale of common shares at July 12, 2017	18,757,942	3			130,860					130,863
Issuance of Series A Preferred Stock	—	—	9,194,233	1	73,553					73,554
Shares issued for advisory services and underwriting fees	3,609,375	—			28,573					28,573
Conversion of Series A Preferred Stock to common shares	3,667,803	—	(3,000,000)	—	—					—
Shares issued for HandsOn Global Management contract termination fee	1,250,000				10,000					10,000
Equity issuance expenses					(7,649)					(7,649)
Adjustment for beneficial conversion feature of Series A Preferred Stock (refer to Note 2)					16,375				(16,375)	—
Balances at September 30, 2017	150,578,451	$15	6,194,233	$1	$482,018	$31,788	$(2,291)	$(13,839)	$(455,976)	$41,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the Nine Months ended September 30, 2017 and 2016

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Nine Months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(145,633)	$(33,419)
Adjustments to reconcile net loss
Depreciation and amortization	70,779	58,463
Fees paid in stock	23,875	—
HGM contract termination fee paid in stock	10,000	—
Original issue discount and debt issuance cost amortization	9,684	10,183
Loss on extinguishment of debt	35,512	—
Provision (recovery) for doubtful accounts	451	(372)
Deferred income tax benefit (expense)	(37,186)	(9,092)
Share-based compensation expense	4,446	5,422
Foreign currency remeasurement	777	172
Gain on sale of Meridian	(588)	—
Loss on sale of property, plant and equipment	508	1,242
Change in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(2,784)	12,732
Related party receivable	—	(1,089)
Prepaid expenses and other assets	189	(3,807)
Accounts payable and accrued liabilities	37,316	4,227
Related party payables	4,936	(1,345)
Net cash provided by operating activities	12,282	43,317
Cash flows from investing activities
Purchases of property, plant and equipment	(7,001)	(4,971)
Additions to internally developed software	(6,348)	(7,207)
Additions to outsourcing contract costs	(8,574)	(11,015)
Cash acquired in Transcentra acquisition	—	3,351
Proceeds from sale of Meridian	4,582	—
Cash acquired in Quinpario reverse merger	91	—
Cash paid in Novitex acquisition, net of cash received	(423,428)	—
Proceeds from sale of property, plant and equipment	11	625
Net cash used in by investing activities	(440,667)	(19,217)
Cash flows from financing activities
Change in bank overdraft	(210)	(1,541)
Proceeds from issuance of common and preferred stock	204,417	—
Cash received from Quinpario	27,031	—
Proceeds from financing obligations	3,040	4,801
Contribution from Shareholders	20,548	—
Proceeds from new credit facility	1,320,500	—
Retirement of previous credit facilities	(1,055,736)	—
Cash paid for debt issuance costs and debt discounts	(39,837)	—
Cash paid for equity issue costs	(149)	—
Borrowings from revolver and swing-line loan	72,600	53,200
Repayments on revolver and swing line loan	(72,500)	(53,200)
Principal payments on long-term obligations	(32,647)	(35,247)
Net cash provided by (used in) financing activities	447,057	(31,987)
Effect of exchange rates on cash	335	(239)
Net increase (decrease) in cash and cash equivalents	19,007	(8,126)
Cash and cash equivalents
Beginning of period	8,361	16,619
End of period	$27,368	$8,493
Supplemental cash flow data:
Income tax payments, net of refunds received	$2,673	$2,798
Interest paid	60,347	79,828
Noncash investing and financing activities:
Assets acquired through capital lease arrangements	$2,080	$5,632
Leasehold improvements funded by lessor	74	1,016
Issuance of common stock as consideration for Novitex	244,800	—
Accrued capital expenditures	3,512	412
Dividend equivalent on Series A Preferred Stock	$16,375	$—
Liability assumed of Quinpario	4,672	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

1.    Description of the Business

Exela Technologies, Inc. (the “Company” or “Exela”) is a global provider of transaction processing solutions, enterprise information management, document management and digital business process services. The Company provides mission-critical information and transaction processing solutions services to clients across three major industry verticals: (1) Information & Transaction Processing, (2) Healthcare Solutions, and (3) Legal and Loss Prevention Services. The Company manages information and document driven business processes and offers solutions and services to fulfill specialized knowledge-based processing and consulting requirements, enabling clients to concentrate on their core competencies. Through its outsourcing solutions, the Company enables businesses to streamline their internal and external communications and workflows.

The Company was originally incorporated in Delaware on July 15, 2014 as a special purpose acquisition company under the name Quinpario Acquisition Corp 2 (“Quinpario”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving Quinpario and one or more businesses or entities. On July 12, 2017 (the “Closing”), the Company consummated its business combination with SourceHOV Holdings, Inc. (“SourceHOV”) and Novitex Holdings, Inc. (“Novitex”) pursuant to the Business Combination Agreement and Consent, Waiver and Amendment to the Business Combination Agreement, dated February 21, 2017 and June 15, 2017, respectively (the “Business Combination”). In connection with the Closing, the Company changed its name from Quinpario Acquisition Corp 2 to Exela Technologies, Inc. Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Business Combination, “Quinpario” refers to the Company prior to the closing of the Business Combination, “SourceHOV” refers to SourceHOV prior to the Business Combination and “Novitex” refers to Novitex prior to the Business Combination. Refer to Note 3 for further discussion of the Business Combination.

2.              Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These interim financial statements should be read in conjunction with SourceHOV’s audited financial statements for the year ended December 31, 2016 included in the Proxy Statement of the Company filed with the SEC on June 26, 2017, as amended and supplemented.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

The Business Combination has been accounted for as a reverse merger in accordance with U.S. GAAP. For accounting purposes, SourceHOV was deemed to be the accounting acquirer, Quinpario was the legal acquirer, and Novitex is considered the acquired company. In conjunction with the Business Combination, outstanding shares of SourceHOV were converted into common stock of the Company, par value $0.0001 per share, shown as a recapitalization, and the net assets of Quinpario were acquired at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets, liabilities and results of operations prior to the Closing of the Business Combination (for the quarters ended September 30, 2017 and 2016 and the year ended December 31, 2016) are those of SourceHOV, and Quinpario’s assets and liabilities, which include net cash from the trust of $27.0 million and accrued fees payable of $4.8 million, and results of operations are consolidated with SourceHOV beginning on the Closing. The shares and corresponding capital amounts and earnings per share available to common stockholders, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination. The presented financial information for the quarter ended September 30, 2017 includes the financial information and activities for SourceHOV for the period July 1, 2017 to September 30, 2017 (92 days) as well as the financial information and activities of Novitex for the period July 13, 2017 to September 30, 2017 (80 days).

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, Consolidation and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Key estimates and judgments relied upon in preparing these consolidated financial statements include revenue recognition for multiple element arrangements, allowance for doubtful accounts, income taxes, depreciation, amortization, employee benefits, stock-based compensation, contingencies, goodwill, intangible assets, fair value of assets and liabilities acquired in acquisitions, and liability valuations. The Company regularly assesses these estimates and records changes in estimates in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Segment Reporting

The Company consists of the following three segments:

1.              Information & Transaction Processing Solutions (“ITPS”). ITPS provides industry solutions for banking and financial services, including lending solutions for mortgages and auto loans, and banking solutions for clearing, anti-money laundering, sanctions, and interbank cross-border settlement; property and casualty insurance solutions for origination, enrollments, claims processing, and benefits administration communications; public sector solutions for income tax processing, benefits administration, and record management; multi-industry solutions for payment processing and reconciliation, integrated receivables and payables management, document logistics and location services, records management and electronic storage of data, documents; and software, hardware, professional services and maintenance related to information and transaction processing automation, among others.

2.              Healthcare Solutions (“HS”). HS offerings include revenue cycle solutions, integrated accounts payable and accounts receivable, and information management for both the healthcare payer and provider markets. Payer service offerings include claims processing, claims adjudication and auditing services, enrollment processing and policy management, and scheduling and prescription management. Provider service offerings include medical coding and insurance claim generation, underpayment audit and recovery, and medical records management.

3.              Legal and Loss Prevention Services (“LLPS”). LLPS solutions include processing of legal claims for class action and mass action settlement administrations, involving project management support, notification and outreach to claimants, collection, analysis and distribution of settlement funds. Additionally, LLPS provides data and analytical services in the context of litigation consulting, economic and statistical analysis, expert witness services, and revenue recovery services for delinquent accounts receivable.

Restricted Cash

As part of the Company’s legal claims processing service, the Company holds cash for various settlement funds once the fund is in the wind down stage and claims have been paid. The cash is used to pay tax obligations and other liabilities of the settlement funds. The Company recorded an offsetting liability in obligation for claim payment in the consolidated balance sheets for the settlement funds received of $37.3 million and $25.9 million at September 30, 2017 and December 31, 2016, respectively. Of the total amount of settlement funds received, $19.2 million and $17.1 million were not subject to legal restrictions on use as of September 30, 2017 and December 31, 2016, respectively. The Company also maintains a collateral certificate of deposit account required by its insurance carrier for unsettled workers’ compensation claims. The Company records an offsetting liability in accrued compensation and benefits for these claims in the consolidated balance sheets.

Intangible Assets

Customer Relationships

Customer relationship intangible assets represent customer contracts and relationships obtained as part of acquired businesses. Customer relationship values are estimated by evaluating various factors including historical attrition rates, contractual provisions and customer growth rates, among others. The estimated average useful lives of customer relationships range from three to 16 years depending on the facts and circumstances. These intangible assets are primarily amortized based on undiscounted cash flows. The Company evaluates the remaining useful life of intangible assets on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Trade Names

The Company has determined that its trade name intangible assets are indefinite-lived assets and therefore are not subject to amortization. The Company’s valuation of trade names at the reporting unit level utilizes the Relief-from-Royalty method that represents the present value of the future economic benefits generated by ownership of the trade names and approximates the amount that the Company would have to pay as a royalty to a third party to license such names.

Trademarks

The Company has determined that its trademark intangible assets resulting from acquisitions are definite-lived assets and therefore are subject to amortization. The Company amortizes trademarks on a straight-line basis over the estimated useful life, which is typically ten years. The Novitex trademarks acquired in connection with the Business Combination have an estimated useful life of 9.5 years.

Developed Technology

The Company has various developed technologies embedded in its technology platform.  Developed technology is an integral asset to the Company in providing solutions to customers and is recorded as an intangible asset. The Company amortizes developed technology on a straight-line basis over its estimated useful life, which is typically five years. Exela acquired internally developed software in the Business Combination called Connect Platform. Connect Platform has an estimated useful life of 5 years.

Capitalized Software Costs

The Company capitalizes certain costs incurred to develop software products to be sold, leased or otherwise marketed after establishing technological feasibility in accordance with ASC section 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, and the Company capitalizes costs to develop or purchase internal-use software in accordance with ASC section 350-40, Intangibles—Goodwill and Other— Internal-Use Software. Significant estimates and assumptions include determining the appropriate period over which to amortize the capitalized costs based on estimated useful lives and estimating the marketability of the commercial software products and related future revenues. The Company amortizes capitalized software costs on a straight-line basis over the estimated useful life, which is typically five years.

Outsourced Contract Costs

Costs of outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed on a straight-line basis over the estimated contract life. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract commissions and transition/set-up costs. Examples of such capitalized costs include hourly labor and related fringe benefits and travel costs.

Non-compete agreements

The Company acquired certain non-compete agreements in connection with the Business Combination. These were related to four Novitex executives that were terminated following the acquisition. The Company has determined that the agreements have a definite useful life of one year.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Property, Plant and Equipment

Property, plant, and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method (which approximates the use of the assets) over the estimated useful lives of the assets. When any of these assets are sold or otherwise disposed of, the asset and related depreciation is relieved, and any gain or loss is included in the consolidated statements of operations for the period of sale or disposal. Leasehold improvements are amortized over the lease term or the useful life of the asset, whichever is shorter. Assets under capital leases are amortized over the lease term unless ownership is transferred by the end of the lease or there is a bargain purchase option, in which case assets are amortized normally on a straight-line basis over the useful life that would be assigned if the assets were owned. The amortization of these capital lease assets is recorded in depreciation expense in the consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

Leases

Leases are classified as capital leases whenever the terms of the lease transfer substantially all of the risks and rewards of ownership to the lessee. All other leases are classified as operating leases. Assets held under a capital lease are initially recognized as assets of the Company at their fair value at the inception of the lease, or if lower, at the present value of the minimum lease payments. The corresponding liability to the lessor is included in the other long-term obligations in the consolidated balance sheets. Operating lease payments are initially recognized as an expense on a straight-line basis over the lease term, except where another systematic basis is more representative of the time pattern in which the economic benefits from the leased asset are consumed.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, “Compensation- Stock Compensation” (“ASC 718”); ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured at the fair value of value of the awards at the grant date and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of the awards on the grant date is determined using the Enterprise Value model. The expense resulting from share-based payments is recorded in general and administrative expense in the accompanying consolidated statements of operations. Refer to Note 13 - Stock-Based Compensation.

Revenue Recognition

The majority of the Company’s revenues are comprised of: (1) ITPS, (2) HS offerings, (3) LLPS solutions, or (4) some combination thereof. Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is probable. Delivery does not occur until services have been provided to the client, risk of loss has transferred to the client, and either client acceptance has been obtained, client acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in the client acceptance provisions have been satisfied. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

ITPS revenues are primarily generated from a transaction-based pricing model for the various types of volumes processed, licensing and maintenance fees for technology sales, and a mix of fixed management fee and transactional revenue for document logistics and location services. HS revenues are primarily generated from a transaction-based pricing model for the various types of volumes processed for healthcare payers and providers. LLPS revenues are primarily based on time and materials pricing as well as through transactional services priced on a per item basis.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

If a contract involves the provision of a single element, revenue is generally recognized when the product or service is provided and the amount earned is not contingent upon any future event. Revenue from time and materials arrangements is recognized as the services are performed.

Service arrangements are typically one to five year contracts that contain monthly service fees that are recognized as earned. Service revenues billed in advance are deferred and recognized on a straight-line basis over the service period. The Company recognizes variable rate revenues, including fees derived from the utilization of document management-related equipment and production of print services, when such services are rendered. Reimbursable expenses are recognized as earned when incurred. Sales commissions determined to be incremental direct costs incurred related to the successful acquisition of new client revenues are deferred and amortized over the length of the initial contract period. Customer incentive payments are deferred and recognized over the longer of the initial contract period or the period the customer is expected to benefit from payment of these up-front fees.

The Company records deferred revenue when it receives payments or invoices in advance of the delivery of products or the performance of services. The deferred revenue is recognized as earnings when underlying performance obligations are achieved.

The Company includes reimbursements from clients, such as postage costs, in revenue, while the related costs are included in cost of revenue in the consolidated statement of operations.

Multiple Element Arrangements

Certain of the Company’s revenue is generated from multiple element arrangements involving various combinations. The deliverables within these arrangements are evaluated at contract inception to determine whether they represent separate units of accounting, and if so, contract consideration is allocated to each deliverable based on relative selling price. The relative selling price of each deliverable within these arrangements is determined using vendor specific objective evidence of fair value, third-party evidence or best estimate of selling price. Revenue is then recognized in accordance with the appropriate revenue recognition guidance applicable to the respective elements.

If the multiple element arrangements criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized on a straight-line basis over the period of delivery or being deferred until the earlier of when such criteria are met or when the last element is delivered.

Beneficial Conversion Feature

The issuance of the Company’s Series A Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) generated a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the beneficial conversion feature by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Series A Preferred Stock. As a result of the occurrence of events meeting the definition of a “Fundamental Change” as defined in the Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock of the Company during the period, the Company recognized the entire dividend equivalent of $16.4 million as of September 30, 2017.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Net Loss per Share

Earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two-class method or if-converted method in periods of earnings. The two class method is an earnings allocation method that determines earnings per share for common shares and participating securities. As the Company experienced net losses for the periods presented, the impact of participating Series A Preferred Stock was calculated based on the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

For the three and nine months ended September 30, 2017, shares of the Company’s Series A Preferred Stock, if converted would have resulted in an additional 7,573,066 shares of common stock outstanding, but were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The Company has not considered the effect of 35,000,000 warrants sold in the Quinpario Initial Public Offering (“IPO”) in the calculation of net income (loss) per share. Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.

The components of basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss attributable to common stockholders (A)	$(128,040)	$(11,798)	$(163,233)	$(33,419)
Weighted average common shares outstanding - basic and diluted (B)	138,895,681	64,024,557	92,512,729	64,024,557

Earnings Per Share:
Basic and diluted (A/B)	$(0.92)	$(0.18)	$(1.76)	$(0.52)

Recently Adopted Accounting Pronouncements

Effective January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) no. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amendment replaced the method of measuring inventories at lower of cost or market with a lower of cost and net realizable value method. The adoption had no material impact on the Company’s financial position, results of operations and cash flows.

Effective January 1, 2017, the Company adopted ASU no. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The ASU changes how companies account for certain aspects of equity-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard requires that all tax effects related to share-based payments be recorded as income tax expense or benefit in the income statement at settlement or expiration and, accordingly, excess tax benefits and tax deficiencies be presented as operating activities in the statement of cash flows. Upon adoption of this standard, the Company elected to continue its current practice of estimating expected forfeitures. The adoption had no material impact on the Company’s financial position, results of operations and cash flows.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU no. 2014-09, Revenue from Contracts with Customers (ASC 606). Under the update, revenue will be recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In July 2015, the FASB deferred the effective date by one year (ASU no. 2015-14). This ASU will be effective beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in ASC 605 (ASU 2016-11); 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12); and 5) technical corrections and improvements (ASU 2016-20). The new standard will be effective for us beginning January 1, 2018. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

In February 2016, the FASB issued ASU no. 2016-02, Leases (842). This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

In June 2016, the FASB issued ASU no. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

In August 2016, the FASB issued ASU no. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230), which adds or clarifies guidance on the presentation and classification of eight specific types of cash receipts and cash payments in the statement of cash flows such as debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees, with the intent of reducing diversity in practice. For public entities, ASU 2016-15 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Entities must apply the guidance retrospectively to all periods presented unless retrospective application is impracticable. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

In October 2016, the FASB issued ASU no. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740), which eliminates the current prohibition on immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory, with the intent of reducing complexity and diversity in practice. Under ASU 2016-16, entities must recognize the income tax consequences when the transfer occurs rather than deferring recognition. For public entities, ASU 2016-16 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019, with early adoption permitted as of the beginning of a fiscal year (i.e., early adoption is permitted only in the first interim period). Entities must apply the guidance on a modified retrospective basis though a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption.  The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

In November 2016, the FASB issued ASU no. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230). The ASU addresses diversity in practice that exists in the classification and presentation of changes in restricted cash and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The ASU is effective beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

In January 2017, the FASB issued ASU no. 2017-01, Business Combinations: Clarifying the Definition of a Business (Topic 805). The ASU clarifies the definition of a business and provides guidance on evaluating as to whether transactions should be accounted for as acquisitions (or disposals) of assets or business combinations. The definition clarification as outlined in this ASU affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of the ASU are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

In January 2017, the FASB issued ASU no. 2017-04, Intangibles  Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2021, or those beginning after January 1, 2017 if early adopted. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

In March 2017, the FASB issued ASU no. 2017-07, Compensation  Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments to this ASU require the service cost component of net periodic benefit cost be reported in the same income statement line or lines as other compensation costs for employees. The other components of net periodic benefit cost are required to be reported separately from service costs and outside a subtotal of income from operations. Only the service cost component is eligible for capitalization. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. The amendments should be applied retrospectively for the income statement presentations and prospectively for the capitalization of

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

service costs. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

In May 2017, the FASB issued ASU no. 2017-09, Compensation — Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The amendments in this update will be applied on a prospective basis to an award modified on or after the adoption date. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

3.              Business Combination

On July 12, 2017, the Company consummated its business combination with SourceHOV and Novitex pursuant to the Business Combination Agreement and Consent, Waiver and Amendment to the Business Combination Agreement, dated February 21, 2017 and June 15, 2017, respectively. In connection with the Business Combination, the Company acquired debt facilities and issued notes totaling $1.4 billion (refer to Note 9 — Long Term Debt).  Proceeds from the acquired debt were used to refinance the existing debt of SourceHOV, settle the outstanding debt of Novitex, and pay fees and expenses incurred in connection with the Business Combination. Immediately following the Business Combination, there were 146,910,648 shares of common stock, 9,194,233 shares of Series A Preferred Stock, and 35,000,000 warrants outstanding. Refer to Note 14 — Stockholders’ Equity.

Under ASC 805, Business Combinations, SourceHOV was deemed the accounting acquirer based on the following predominate factors: its former owners have the largest portion of voting rights in the Company, the Board and Management has more individuals coming from SourceHOV than either Quinpario or Novitex, SourceHOV was the largest entity by revenue and by assets, and the headquarters was moved to the SourceHOV headquarters location.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

The Company acquired 100% of the equity of Novitex pursuant to the Business Combination Agreement by issuing 30,600,000 shares of common stock of Exela to Novitex Parent, L.P., the sole stockholder of Novitex. Total value of equity for the transaction was $244.8 million. Additionally, as noted, the Company used proceeds from acquired debt to settle the outstanding debt of Novitex in the amount of $420.5 million, and pay transaction related costs and interest on behalf of Novitex in the amount of $10.3 million and $1.0 million, respectively, which was accounted for as part of consideration.

The acquired assets and assumed liabilities of Novitex were recorded at their estimated fair values.  The purchase price allocation for the Novitex business combination is preliminary and subject to change within the respective measurement period which will not extend beyond one year from the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined.

The following table summarizes the consideration paid for Novitex and the preliminary fair value of the assets acquired and liabilities assumed at the acquisition date on July 12, 2017:

Assets acquired:
Cash and equivalents	$8,428
Accounts receivable	87,474
Inventory	1,245
Prepaid expenses & other	13,974
Property, plant and equipment, net	60,657
Identifiable intangible Assets, net	251,060
Deferred charges and other assets	2,723
Other noncurrent assets	93
Goodwill	405,141
Total identifiable assets acquired	$830,795
Liabilities Assumed:
Accounts payable	(29,444)
Short-term borrowings and current portion of LT debt	(11,335)
Accrued liabilities	(30,432)
Advanced billings and customer deposits	(18,926)
Long term debt	(15,704)
Deferred taxes	(46,072)
Other liabilities	(2,226)
Total liabilities assumed	$(154,139)
Total Consideration	$676,656

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

The identifiable intangible assets include customer relationships, non-compete agreements, internally developed software, and trademarks and trade names. Customer relationships and non-compete agreements were valued using the Income Approach, specifically the Multi-Period Excess Earnings method. Trademarks and trade names were valued using the Income Approach, specifically the Relief-from-Royalty method. Internally developed software was valued based on costs incurred related to Connect Platform. All of these intangibles acquired represent a Level 3 measurement as they are based on unobservable inputs reflecting the Company’s management’s own assumptions about the inputs used in pricing the asset or liability at fair value.

	Weighted Average Useful Life (in years)	Fair value
Trademark and trade name - Novitex	9.5	$18,000
Customer relationships	16.0	230,000
Internally devleoped software - Connect Platform	5.0	1,710
Non-compete agreements	1.0	1,350
		$251,060

As of September 30, 2017, the weighted-average useful life of total identifiable intangible assets acquired in the Business Combination, excluding goodwill, is 15.4 years.

The Company expects to realize revenue synergies, leverage, brand awareness, stronger margins, greater free cash flow generation, and expand the existing Novitex sales channels, and utilize the existing workforce. The Company also anticipates opportunities for growth through the ability to leverage additional future services and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Novitex’s identifiable net assets assumed, and as a result, the Company has recorded goodwill in connection with this acquisition. The Company engaged a third party valuation firm to aid management in its analyses of the fair value of the assets and liabilities. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. Approximately $14.0 million of the goodwill recorded was tax deductible, which was carried over from the tax basis of the seller. Since the acquisition date of July 12, 2017, $134.4 million of revenue and $5.0 million of net loss are included in consolidated revenues and net loss, respectively, for Novitex. These results are included in the ITPS segment.

Transaction Costs

The Company, incurred approximately $69.3 million in advisory, legal, accounting and management fees in conjunction with the Business Combination as of September 30, 2017. Additionally, $7.6 million was incurred related to equity issuance costs and $40.9 million was incurred in debt issuance costs.

Restructuring Charges

In February 2017, management performed a strategic review of human resources at Novitex for the purpose of assessing the business need for their employment and for the purpose of quantifying the synergies resulting from the acquisition. As a result, in July 2017, the Company communicated the termination of certain executives and non-executive Novitex employees.

The Company determined that costs associated with termination benefits should be accounted for separately from the acquisition, as a post-combination expense of the combined entity because the expense was incurred for the benefit of the combined entity. The Company recorded severance expense in the amount of $4.6 million related to the impacted executives and $0.1 million related to other terminations in the statement of operations for the three months ended September 30, 2017.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

The Company does not expect to incur additional charges for these terminations in future periods. Severance charges associated with the terminations were included in Selling, general and administrative expenses on the consolidated statement of operations and were included in the ITPS segment. Of the total amount of restructuring charges, $2.1 million was shown as a liability as of September 30, 2017, which is included within Accrued compensation and benefits on the Condensed Consolidated Balance Sheets.

Pro-Forma Information

Following are the supplemental consolidated results of the Company on an unaudited pro forma basis, as if the acquisition had been consummated on January 1, 2016 for three months and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net Revenue	$358,166	$350,784	$1,069,992	$1,082,299

Net Loss	(47,098)	(24,460)	(64,304)	(107,772)

These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented and are not necessarily indicative of consolidated results of operations in future periods. The pro forma results include adjustments primarily related to purchase accounting adjustments. Acquisition costs and other non-recurring charges incurred are included in the earliest period presented.

Additionally, the pro forma results are inclusive of the acquisition of TransCentra by SourceHOV for the three and nine month periods ended September 30, 2016. These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. They are not the results that would have been realized had the Company been a combined company during the periods presented and are not necessarily indicative of the Company’s consolidated results of operations in future periods.

4.              Accounts Receivable

Accounts receivable, net consist of the following:

	September 30,	December 31,
	2017	2016
Billed receivables	$195,437	$116,148
Unbilled receivables	31,341	20,982
Other	4,868	4,510
Less: Allowance for doubtful accounts	(3,942)	(3,219)
	$227,704	$138,421

Unbilled receivables represent balances recognized as revenue that have not been billed to the customer. The Company’s allowance for doubtful accounts is based on a policy developed by historical experience and management judgment. Adjustments to the allowance for doubtful accounts may occur based on market conditions or specific client circumstances.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

5.              Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	September 30,	December 31,
	2017	2016
Prepaids	$22,923	$10,906
Deposits	1,340	1,296
	$24,263	$12,202

6.              Property, Plant and Equipment, Net

Property, plant, and equipment, which include assets recorded under capital leases, are stated at cost less accumulated depreciation and amortization, and consist of the following:

	Estimated Useful	September 30,	December 31,
	Lives (in Years)	2017	2016
Land	N/A	$7,744	$7,637
Buildings and improvements	7 - 40	18,450	16,989
Leasehold improvements	Lesser of the useful life or lease term	48,243	31,342
Vehicles	5 - 7	792	784
Machinery and equipment	5 - 15	62,242	23,297
Computer equipment and software	3 - 8	112,490	98,544
Furniture and fixtures	5 - 15	6,993	5,007
		256,954	183,600
Less: Accumulated depreciation and amortization		(123,337)	(102,000)
Property, plant and equipment, net		$133,617	$81,600

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

7.              Intangibles Assets and Goodwill

Intangibles

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following:

	September 30, 2017
	Gross Carrying Amount (a)	Accumulated Amortization	Intangible Asset, net
Customer relationships	504,643	(125,803)	$378,840
Developed technology	89,076	(72,806)	16,270
Trade names	52,470	—	52,470
Outsource contract costs	37,144	(15,020)	22,124
Internally developed software	24,799	(3,159)	21,640
Trademarks	23,370	(898)	22,472
Non-compete agreements	1,350	(293)	1,057
	$732,852	$(217,979)	$514,873

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Intangible Asset, net
Customer relationships	$274,643	$(100,172)	$174,471
Developed technology	89,076	(59,539)	29,537
Trade names	53,370	—	53,370
Outsource contract costs	27,619	(7,378)	20,241
Internally developed software	16,742	(858)	15,884
Trademarks	5,370	(134)	5,236
	$466,820	$(168,081)	$298,739

(a) Amounts include intangibles acquired in the Business Combination. Refer to Note 3.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Goodwill

Goodwill by reporting segment consists of the following:

	Goodwill	Additions		Reductions		Currency translation adjustments	Goodwill
ITPS	$145,562	$13,558		$—		$274	$159,394
HS	86,786	—		—		—	86,786
LLPS	127,111	—		—		—	127,111	(a)
Balance as of December 31, 2016	$359,459	$13,558		$—		$274	$373,291
ITPS	159,394	405,141	(c)			299	564,834
HS	86,786						86,786
LLPS	127,111	—		(2,721	)(b)	—	124,390	(a)
Balance as of September 30, 2017	$373,291	$405,141		$(2,721)		$299	$776,010

(a)    The carrying amount of goodwill for all periods presented is net of accumulated impairment losses of $137.9 million.

(b)    The reduction in goodwill is due to the sale of Meridian in Q1 2017.

(c)     Addition to goodwill is due to the Novitex acquisition. Refer to Note 3.

The Company recorded $405.1 million of goodwill as a result of the allocation of the purchase price between assets acquired and liabilities assumed in the Business Combination. Of the total amount of goodwill recorded, $46.1 million of goodwill is associated with deferred tax liabilities recorded in connection with amortizable intangible assets acquired in the Business Combination.

8.              Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2017	2016
Accrued taxes (exclusive of income taxes)	$7,521	$3,309
Accrued lease exit obligations	2,474	3,949
Accrued professional and legal fees	12,821	8,289
Deferred rent	1,136	989
Accrued interest	30,405	8,459
Accrued transaction costs	19,250	2,750
Other accruals	1,652	1,747
	$75,259	$29,492

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Other Long-term liabilities consist of the following:

	September 30,	December 31,
	2017	2016
Deferred revenue	$447	$235
Deferred rent	7,383	6,110
Accrued lease exit obligations	1,667	672
Accrued compensation expense	2,980	3,783
Other	3,334	1,173
	$15,811	$11,973

9.              Long-Term Debt and Credit Facilities

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount (“OID”) of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022, none of which is currently drawn.

The Credit Agreement provides for the following interest rates for borrowings under the senior secured term facility and senior secured revolving facility: at the Company’s option, either (1) an adjusted LIBOR, subject to a 1.0% floor in the case of term loans, or (2) a base rate, in each case plus an applicable margin. The initial applicable margin for the senior secured term facility is 7.5% with respect to LIBOR borrowings and 6.5% with respect to base rate borrowings. The initial applicable margin for the senior secured revolving facility is 7.0% with respect to LIBOR borrowings and 6.0% with respect to base rate borrowings. The applicable margin for borrowings under the senior secured revolving facility is subject to step-downs based on leverage ratios. The senior secured term loan is subject to amortization payments, commencing on the last day of the first full fiscal quarter of the Company following the closing date, of 0.63% of the aggregate principal amount for each of the first eight payments and 1.3% of the aggregate principal amount for payments thereafter, with any balance due at maturity.

Senior Secured Notes

On July 12, 2017, the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 with an OID of $22.5 million (the “Notes”).  The Notes are guaranteed by certain subsidiaries of the Company. The Notes bear interest at a rate of 10.0% per year.  The Company pays interest on the Notes on January 15 and July 15 of each year, commencing on January 15, 2018.  The Notes will mature on July 15, 2023.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Debt Refinancing

Upon the closing of the Business Combination on July 12, 2017, the $1,050.7 million outstanding balance of SourceHOV related debt facilities and the $420.5 million outstanding balance of Novitex related debt facilities were paid off using proceeds from the Credit Agreement and issuance of the Notes.

In accordance with ASC 470 — Debt — Modifications and Extinguishments, as a result of certain lenders that participated in SourceHOV’s debt structure prior to the refinancing and the Company’s debt structure after the refinancing, it was determined that a portion of the refinancing of SourceHOV’s first lien secured term loan and second lien secured term loan (“Original SourceHOV Term Loans”) would be accounted for as a debt modification, and the remaining would be accounted for as an extinguishment. The Company incurred $28.9 million in debt issuance costs related to the new secured term loan, of which $2.8 million was third party costs. The Company expensed $1.1 million of costs related to the modified debt and capitalized the remaining $27.8 million. The Company wrote off $30.5 million of the unamortized issuance costs and discounts associated with the retirement of SourceHOV’s credit facilities. The Company retained approximately $3.3 million and $3.5 million of debt issuance costs and debt discounts, respectively, associated with the modified portion of the Original SourceHOV Term Loans that will be amortized over the term of the new term loan, which are presented on the balance sheet as a contra-debt liability. The Company incurred a $5.0 million prepayment penalty related to the Original SourceHOV Term Loans that was recorded as a loss on extinguishment of debt.

The proceeds of the new debt financing were also used to pay fees and expenses incurred in connection with the Business Combination and for general corporate purposes.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Long-Term Debt Outstanding

As of September 30, 2017 and December 31, 2016, the following long-term debt instruments were outstanding:

	September 30,	December 31,
	2017	2016
First lien revolving credit facility (a)	$—	$63,337
First lien secured term loan (b)	—	687,884
Second lien secured term loan (c)	—	236,344
Transcentra revolving credit facility	—	5,000
Transcentra term loan	—	19,250
FTS unsecured term loan	—	15,911
Other (d)	18,104	11,609
First lien credit agreement (e)	309,540	—
Senior secured notes (f)	969,324	—
Senior secured revolving credit facility (g)	—	—
Total debt	1,296,968	1,039,335
Less: Current portion of long-term debt	(18,662)	(55,833)
Long-term debt, net of current maturities	$1,278,306	$983,502

(a)    Net of unamortized debt issuance costs of $2.3 million as of December 31, 2016

(b)    Net of unamortized original issue discount and debt issuance costs of $14.6 million and $14.2 million as of December 31, 2016

(c)     Net of unamortized original issue discount and debt issuance costs of $7.3 million and $6.3 million as of December 31, 2016

(d)    Other debt represents the Company’s outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company

(e)     Net of unamortized original issue discount and debt issuance costs of $10.2 million and $30.2 million as of September 30, 2017

(f)      Net of unamortized original issue discount and debt issuance costs of $21.9 million and $8.8 million as of September 30, 2017

(g)     Debt issuance costs of $3.0 million were capitalized as an asset and will be amortized ratably over the term of the facility. Debt issuance costs are included in Other Non Current Assets on the balance sheet.

Credit Facilities

As of September 30, 2017 and December 31, 2016, the Company had outstanding irrevocable letters of credit totaling approximately $22.8 million and $9.3 million, respectively, under a revolving credit facility.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

10.       Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under U.S. GAAP. The Company recorded an income tax benefit of $37.0 million and an income tax benefit of $3.8 million for the three months ended September 30, 2017 and 2016, respectively. The Company recorded an income tax benefit of $32.9 million and an income tax benefit of $10.0 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company’s actual effective tax rate of 25.12% and 18.44% for the three and nine months ended September 30, 2017, respectively, differed from the expected U.S. statutory tax rate of 35.0%. The Company’s tax rate includes the tax effects related to the decrease of valuation allowance on a portion of the Company’s U.S. net operating loss (“NOL”) carryforwards. In connection with the acquisition of Novitex, the Company recognized an $11.5 million income tax benefit from the reversal of a portion of the Company’s U.S. federal and state valuation allowance on deferred tax assets. The Company determined that a portion of its pre-existing deferred tax assets are more-likely-than-not to be realized by the combined entity and a portion of the valuation allowance should be decreased.  However, based on tax law ordering rules, the reduction of valuation allowance on the Company’s pre-existing deferred tax assets was partially offset by an increase in valuation allowance on current year losses that are not more-likely-than-not to be realized.

The Company’s ETR of 23.29% and 22.98% for the three months and nine months ended September 30, 2016, respectively, differed from the expected U.S. statutory tax rate of 35.0%, and was impacted by permanent tax adjustments, foreign operations, FIN48 liability release due to statute of limitation expiration, and a valuation allowance against certain domestic and foreign deferred tax assets that are not more-likely-than-not to be realized.

As of September 30, 2017, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2016.

11.       Employee Benefit Plans

German Pension Plan

The Company’s subsidiary in Germany provides pension benefits to retirees. Employees eligible for participation include all employees who started working for the Company prior to September 30, 1987 and have finished a qualifying period of at least 10 years. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan.

U.K. Pension Plan

The Company’s subsidiary in the United Kingdom provides pension benefits to retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to October 2001. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan.

The German pension plan is an unfunded plan and therefore has no plan assets. The expected rate of return assumptions for plan assets relate solely to the UK plan and are based mainly on historical performance achieved over a long period of time (15 to 20 years) encompassing many business and economic cycles. The Company assumed a weighted average expected long-term rate on plan assets for the overall scheme of 5.16%.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Tax Effect on Accumulated Other Comprehensive Loss

As of September 30, 2017 and December 31, 2016, the Company recorded actuarial losses of $13.8 million and $12.3 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.2 million and $2.5 million, respectively.

Pension and Post Retirement Expense

The components of the net periodic benefit cost are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Service cost	$2	$3	$6	$9
Interest cost	585	667	1,708	2,001
Expected return on plan assets	(610)	(656)	(1,782)	(1,968)
Amortization:
Amortization of prior service cost	(34)	(35)	(99)	(105)
Amortization of net loss	529	223	1,546	669
Net periodic benefit cost	$472	$202	$1,379	$606

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $2.3 million and $2.0 million to its pension plans during the nine months ended September 30, 2017 and 2016, respectively. The Company has fully funded the pension plans for 2017 based on current plan provisions.

Executive Deferred Compensation Plan

The Company has individual arrangements with seven former executives in the U.S. which provide for fixed payments to be made to each individual beginning at age 65 and continuing for 20 years. This is an unfunded plan with payments to be made from operating cash of the Company. Benefit payments of $0.1 million were made for both three months ended September 30, 2017 and 2016, respectively. Benefit payments of $0.2 million were made during both nine months ended September 30, 2017 and 2016, respectively. There was an expense of $0.2 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively. The benefit for the nine months ended September 30, 2017 was $0.3 million with a corresponding expense for the nine months ended September 30, 2016 of $0.7 million. Benefit payments expected to be paid to plan participants during the remainder of 2017 are $0.1 million.

12. Commitments and Contingencies

Appraisal Demand

On September 21, 2017, former stockholders of our wholly-owned subsidiary SourceHOV, who allege combined ownership of 10,304 shares of SourceHOV common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017-0673-JRS (the “Appraisal Action”). The Appraisal Action arises out of the Business Combination Transaction, which gave rise to appraisal rights  pursuant to 8 Del. C. § 262.  In the Appraisal Action, the petitioners seek, among other things, a determination of the fair value of their shares at the time of the Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses.

On October 12, 2017, SourceHOV filed its answer to the petition and a verified list pursuant to 8 Del. C. § 262(f). At this early stage of the litigation, the Company is unable to predict the outcome of the Appraisal Action or estimate any loss or range of loss that may arise from the Appraisal Action.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

13. Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2017 and December 31, 2016 due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 98.6% and 98.3% respectively, of the respective principal balance outstanding as of September 30, 2017. The carrying value approximates the fair value for the long-term debt. The Company acquired $11.7 million of other long term debt from Novitex (refer to Note 3), which primarily relates to the financing of equipment. Other debt represents the Company’s outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt using Level 2 inputs including the recent issue of the debt, the Company’s credit rating, and the current risk-free rate. The Company’s contingent liabilities related to prior acquisitions are re-measured each period and represent a Level 2 measurement as it is based on using an earn out method based on the agreement terms.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2017 and December 31, 2016:

	Carrying	Fair	Fair Value Measurements
As of September 30, 2017	Amount	Value	Level 1	Level 2	Level 3
Recurring and nonrecurring assets and liabilities:
Acquisition contingent liability	$721	$721	$—	$—	$721
Long-term debt	1,278,306	1,327,130	—	1,327,130	—
	$1,279,027	$1,327,851	$—	$1,327,130	$721

	Carrying	Fair	Fair Value Measurements
As of December 31, 2016	Amount	Value	Level 1	Level 2	Level 3
Recurring and nonrecurring assets and liabilities:
Acquisition contingent liability	$721	$721	$—	$—	$721
Long-term debt	983,502	$1,009,913	—	1,009,913
	$984,223	$1,010,634	$—	$1,009,913	$721

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

The significant unobservable inputs used in the fair value of the Company’s acquisition contingent liabilities are the discount rate, growth assumptions, and revenue thresholds. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. For all significant unobservable inputs used in the fair value measurement of the Level 3 liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the other based on the current level of billings.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

Balance as of January 1, 2016	$1,513
Payments/Reductions	(792)
Balance as of December 31, 2016	$721
Payments/Reductions	—
Balance as of September 30, 2017	$721

14.       Stock-Based Compensation

At Closing, SourceHOV had 24,535 restricted stock units (“RSUs”) outstanding under its 2013 Long Term Incentive Plan (“2013 Plan”). Simultaneous with the Closing, the 2013 Plan, as well as all vested and unvested RSUs under the 2013 Plan, were assumed by Ex-Sigma, LLC  (“Ex-Sigma”), an entity formed by the former SourceHOV equity holders, which is also the Company’s principal stockholder. In accordance with U.S. GAAP, the Company will continue to incur compensation expense related to the 9,880 unvested RSUs on a straight line basis until fully vested, as the recipients of the RSUs are employees of the Company. The Company incurred total compensation expense of $2.2 million and $4.4 million related to these awards for the three and nine months ended September 30, 2017, respectively.

The Company has not approved any incentive plans to grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance awards as of September 30, 2017.

Awards to Non-employees

At Closing, the Company issued 3,609,375 shares of common stock to advisors who are not affiliates of the Company at the Closing in exchange for services provided. The shares issued were fully vested at the Closing. The Company records equity instruments issued to non-employees as expense at the fair value.  For the three months ended September 30, 2017, the Company recorded expense related to these non-employee advisors of $28.6 million in Selling, general and administrative expense, based on the fair value of $8.00 per share.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

15. Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of common stock. At Closing, the Company had 146,910,648 shares of common stock outstanding, of which: a) 80,600,000 shares were issued to Ex-Sigma, b) 30,600,000 shares were issued to the sole shareholder of Novitex, c) 12,093,331 shares were issued to the stockholders of Quinpario who did not redeem their shares, d) 3,609,375 shares were issued to certain third party advisors involved in the Business Combination, and e) 16,358,389 shares were issued to holders as part of a secondary offering at $8.00 per share with an additional 2,399,553 bonus shares issued. Certain shareholders of Quinpario were offered 25% common stock bonuses if they executed conversion agreements within a specified time limit. Seven Quinpario shareholders returned the agreements and were awarded 841,876 additional shares.  As of September 30, 2017, there were no additional issuances of common stock other than the conversion of 3,000,000 shares of Series A Preferred Stock being converted into 3,667,803 shares of common stock. As of September 30, 2017, there were 150,578,451 shares of common stock issued and outstanding.

Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of Exela common stock possess all voting power for the election of Exela’s directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of Exela common stock are entitled to one vote per share on matters to be voted on by stockholders.  Holders of Exela common stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the common stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of Series A Preferred Stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At the Closing, the Company issued 9,194,233 shares of Series A Preferred Stock. Refer to Note 3 for additional details about the Business Combination. The par value of the Series A Preferred Stock is $0.0001 per share.  Each share of Series A Preferred Stock will be convertible at the holder’s option, at any time after the six month anniversary and prior to the third anniversary of the issue date, initially into 1.2226 shares of Exela common stock (assuming a conversion price of $8.80 per share and a third anniversary expected liquidation preference of $10.75911 per the below). Due to  a Fundamental Change that occurred on August 1, 2017 as described in the beneficial conversion feature section of Note 2, preferred stockholders were able to convert their shares prior to the six month anniversary. Based on such assumed conversion rate, approximately 11,240,869 shares of Exela common stock would be issuable upon conversion of all of the shares of Series A Preferred Stock at the six month anniversary of the issue date.  As 3,000,000 shares of Series A Preferred Stock converted into 3,667,803 shares of common stock upon the occurrence of a fundamental change, as of September 30, 2017, an additional 7,573,066 shares of common stock as issuable upon conversion of the remaining 6,194,233 shares of Series A Preferred Stock.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the Liquidation Preference per share of Series A Preferred Stock. From the issue date until the third anniversary of the issue date, the amount of all accrued but unpaid dividends on the Series A Preferred Stock will be added to the Liquidation Preference without any action by the Company’s Board of Directors.

Following the third anniversary of the issue date, dividends on the Series A Preferred Stock will be accrued by adding to the Liquidation Preference or paid in cash, or a combination thereof. In addition, holders of the Series A Preferred Stock will participate in any dividend or distribution of cash or other property paid in respect of the common stock pro rata with the holders of the common stock, as if all shares of Series A Preferred Stock had been converted into common stock immediately prior to the date on which such holders of the common stock became entitled to such dividend or distribution.

Warrants

At September 30, 2017, there were a total of 35,000,000 warrants outstanding. As part of its IPO, Quinpario had issued 35,000,000 units including one share of common stock and one warrant. The warrants are traded on the OTC Bulletin Board as of September 30, 2017.

Each warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75 per half share ($11.50 per whole share). Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. Each warrant is currently exercisable and will expire July 12, 2022 (five years after the completion of the Business Combination), or earlier upon redemption.

The Company may call the warrants for redemption at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if, and only if, the last sales price of our shares of common stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period (the “30-day trading period”) ending three business days before we send the notice of redemption, and if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption.

16.    Related-Party Transactions

Leasing Transactions

Certain operating companies lease their operating facilities from HOV RE, LLC an affiliate through common interest held by certain shareholders. The rental expense for these operating leases was $0.2 million for both the three months ended September 30, 2017 and 2016, and $0.5 million for both the nine months ended September 30, 2017 and 2016.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was approximately $0.1 million for both the three and nine months ended September 30, 2017, respectively.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Relationship with HandsOn Global Management

The Company incurred management fees to HandsOn Global Management (“HGM”), SourceHOV’s former owner, of $3.0 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively, and $6.0 million and $4.5 million for the nine months ended September 30, 2017 and 2016, respectively. The contract with HGM was terminated upon consummation of the Business Combination, and no fees were payable after July 12, 2017.

The Company incurred no reimbursable travel expenses to HGM for the three months ended September 30, 2017 and $0.2 million for the three months ended September 30, 2016, and $0.5 million and $0.8 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company incurred marketing fees to Rule 14, LLC, a portfolio company of HGM, of $0.1 million for both the three months ended September 30, 2017 and 2016, and $0.3 million for both the nine months ended September 30, 2017 and 2016, respectively.

The Company incurred contract cancellation and advising fees to HGM of $23.0 million, $10 million of which was paid by the issuance of 1,250,000 shares of common stock, for the three months ended September 30, 2017, relating to the Business Combination.

Relationship with HOV Services, Ltd.

HOV Services, Ltd., a former shareholder of SourceHOV who currently owns equity interest in the Company through Ex-Sigma, provides the Company data capture and technology services.

The expense recognized for these services was approximately $0.4 million for both the three months ended September 30, 2017 and 2016, respectively, and $1.3 million for both the nine months ended September 30, 2017 and 2016, respectively and is included in cost of revenue in the consolidated statements of operations.

Relationship with Apollo Global Management, LLC

The Company provides services to and receives services from certain Apollo affiliated companies. Funds managed by Apollo Global Management, LLC have the right to designate two of the Company’s directors. For both the three and nine months ended September 30, 2017 there were related party expenses of $0.2 million for services received from an Apollo affiliated company with a common Apollo designated director.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Receivable and Payable Balances with Affiliates

Receivable and Payable balances with affiliates as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	Payables	Payables
HOV Services, Ltd	$463	$352
Rule 14	44	134
HGM	13,516	8,858
Presidio	451	—
	$14,474	$9,344

17.    Segment and Geographic Area Information

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with its clients. The Company is organized into three segments: ITPS, HS, and LLPS.

ITPS: The ITPS segment provides a wide range of solutions and services designed to aid businesses in information capture, processing, decisioning and distribution to customers primarily in the financial services, commercial, public sector and legal industries.

HS: The HS segment operates and maintains a consulting and outsourcing business specializing in both the healthcare provider and payer markets.

LLPS: The LLPS segment provides a broad and active array of legal services in connection with class action, bankruptcy labor, claims adjudication and employment and other legal matters.

The chief operating decision maker reviews operating segment revenue and gross profit. The Company does not allocate Selling, general and administrative expenses, depreciation and amortization, interest expense and sundry, net. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segments are not presented.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three months ended September 30, 2017
	ITPS	HS	LLPS	Total
Revenue	260,019	56,405	21,969	338,393
Cost of revenue	204,602	37,451	13,063	255,116
Gross profit	55,417	18,954	8,906	83,277
Selling, general and administrative expenses				102,048
Depreciation and amortization				28,052
Related party expense				26,892
Interest expense, net				37,652
Loss on extinguishment of debt				35,512
Sundry expense, net				563
Net loss before income taxes				$(147,442)

	Three months ended September 30, 2016
	ITPS	HS	LLPS	Total
Revenue	97,402	60,657	28,314	186,373
Cost of revenue	66,704	38,729	16,347	121,780
Gross profit	30,698	21,928	11,967	64,593
Selling, general and administrative expenses				30,829
Depreciation and amortization				18,761
Related party expense				2,448
Interest expense, net				27,399
Loss on extinguishment of debt				—
Sundry expense, net				711
Net loss before income taxes				$(15,555)

	Nine months ended September 30, 2017
	ITPS	HS	LLPS	Total
Revenue	525,557	173,548	66,930	766,035
Cost of revenue	385,447	113,152	40,643	539,242
Gross profit	140,110	60,396	26,287	226,793
Selling, general and administrative expenses				172,626
Depreciation and amortization				70,779
Related party expense				31,733
Interest expense, net				91,740
Loss on extinguishment of debt				35,512
Sundry expense, net				2,960
Net loss before income taxes				$(178,557)

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Nine months ended September 30, 2016
	ITPS	HS	LLPS	Total
Revenue	309,112	189,046	79,369	577,527
Cost of revenue	208,614	120,700	48,386	377,700
Gross profit	100,498	68,346	30,983	199,827
Selling, general and administrative expenses				95,385
Depreciation and amortization				58,463
Related party expense				7,372
Interest expense, net				81,712
Loss on extinguishment of debt				—
Sundry expense, net				283
Net loss before income taxes				$(43,388)

The following table presents revenues by principal geographic area where the Company’s customers are located for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
United States	$302,129	$153,563	$668,153	$477,742
Europe	30,305	31,710	89,736	96,826
Other	5,959	1,100	8,146	2,959
Total Consolidated Revenue	$338,393	$186,373	$766,035	$577,527

18.    Subsequent Events

In order to hedge against interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, the Company entered into a standard three year, one-month LIBOR interest rate hedging contract with a notional amount of $347.8 million, which is the remaining principal balance of the term loan. The hedge contract will swap out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% and will go into effect starting January 12, 2018.

On November 8, 2017, the Company’s Board of Directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company may, from time to time, purchase up to 5,000,000 shares of its common stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The decision as to whether to purchase any shares and the timing of purchases, if any, will be based on the price of the Company’s common stock, general business and market conditions and other investment considerations and factors.  The Share Buyback Program does not obligate the Company to purchase any shares and expires in 24 months. The Share Buyback Program may be terminated or amended by the Company’s Board of Directors in its discretion at any time.

The Company performed its subsequent event procedures through November 9, 2017, the date these consolidated financial statements were made available for issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Among other things, the condensed consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than included in the following discussion.

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, the estimated or anticipated future results and benefits of the recently consummated Business Combination, future opportunities for the combined company, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses, and actual results may differ materially. These risks and uncertainties include, but are not limited to, changes in the business environment in which Exela operates and general financial, economic, regulatory and political conditions affecting the industries in which Exela operates; changes in taxes, governmental laws, and regulations; competitive product and pricing activity; failure to realize the anticipated benefits of the Business Combination, including as a result of a delay or difficulty in integrating the businesses of SourceHOV and Novitex or the inability to realize the expected amount and timing of cost savings and operating synergies of the Business Combination; and those factors discussed under the heading “Risk Factors” in Exela’s Proxy Statement dated June 26, 2017 (the “Proxy Statement”) filed with the Securities and Exchange Commission (“SEC”).  In addition, forward-looking statements provide Exela’s expectations, plans or forecasts of future events and views as of the date of this report. Exela anticipates that subsequent events and developments will cause Exela’s assessments to change. These forward-looking statements should not be relied upon as representing Exela’s assessments as of any date subsequent to the date of this report.

Overview

We are a global provider of transaction processing solutions, enterprise information management, document management and digital business process services. Our technology-enabled solutions allow multi-national organizations to address critical challenges resulting from the massive amounts of data obtained and created through their daily global operations. Our solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. We believe our process expertise, information technology capabilities and operational insights enable our clients’ organizations to more efficiently and effectively execute transactions, make decisions, drive revenue and profitability, and communicate critical information to their employees, customers, partners, and vendors.

History

We are a former blank check company that completed our initial public offering on January 22, 2015. In July 2017, Exela Technologies, Inc. (“Exela”), formerly known as Quinpario Acquisition Corp. 2 (“Quinpario”), completed its acquisition of SourceHOV, Inc. (“SourceHOV”) and Novitex Holdings, Inc. (“Novitex”) pursuant to the business combination agreement dated February 21, 2017  (“Business Combination”). In conjunction with the completion of the Business Combination, Quinpario was renamed as Exela Technologies, Inc.

The Business Combination was accounted for as a reverse merger for which SourceHOV was determined to be the accounting acquirer. Outstanding shares of SourceHOV were converted into our common shares, presented as a recapitalization, and the net assets of Quinpario were acquired at historical cost, with no goodwill or other intangible assets recorded. The acquisition of Novitex was treated as a business combination under ASC 805 and was accounted for using the acquisition method.  The strategic combination of SourceHOV and Novitex formed Exela, which is one of the largest global providers of information processing solutions based on revenues.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a brief description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the three and nine month periods ended September 30, 2017 is only partially comparable to the financial information for the three and nine month periods ended September 30, 2016. Since SourceHOV was deemed the accounting acquirer in the Business Combination consummated on July 12, 2017, the presented financial information for the three and nine month periods ended September 30, 2016 reflects the financial information and activities of SourceHOV only. The presented financial information for the quarter ended September 30, 2017 includes the financial information and activities for SourceHOV for the period July 1, 2017 to September 30, 2017 (92 days) as well as the financial information and activities of Novitex for the period July 13, 2017 to September 30, 2017 (80 days).  This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows. Furthermore, the presented financial information for the three and nine month periods ended September 30, 2017 also contains other one-time costs that are directly associated with the Business Combination, such as professional fees, to support the our new and complex legal, tax, statutory and reporting requirements following the Business Combination.

Our Segments

Our three reportable segments are Information & Transaction Processing Solutions (‘‘ITPS’’), Healthcare Solutions (‘‘HS’’), and Legal & Loss Prevention Services (‘‘LLPS’’). These segments are comprised of significant strategic business units that align our TPS and EIM products and services with how we manage our business, approaches our key markets and interacts with our clients based on their respective industries.

ITPS: Our largest segment, ITPS, provides a wide range of solutions and services designed to aid businesses in information capture, processing, decisioning and distribution to customers primarily in the financial services, commercial, public sector and legal industries. Our major customers include 9 of the top 10 U.S. banks, 7 of the top 10 U.S. insurance companies, 5 of the top U.S. telecom companies, over 40 utility companies, over 30 state and county departments, and over 80 government entities. Our ITPS offerings enable companies to increase availability of working capital, reduce turnaround times for application processes, increase regulatory compliance and enhance consumer engagement.

HS: HS operates and maintains a consulting and outsourcing business specializing in both the healthcare provider and payer markets. We serve the top 5 healthcare insurance payers and over 900 healthcare providers.

LLPS: Our LLPS segment provides a broad and active array of support services in connection with class action, bankruptcy labor, claims adjudication and employment and other legal matters. Our client base consists of corporate counsel, government attorneys, and law firms.

Acquisitions

In July 2017, we completed the Business Combination. SourceHOV was deemed to be the accounting acquirer, and is a leading provider of platform-based enterprise information management and transaction processing solutions primarily for the healthcare, banking and financial services, commercial, public sector and legal industries.  Through the acquisition of SourceHOV and Novitex, we expect to realize revenue synergies, leverage brand awareness, strengthen margins, generate greater free cash flow, expand the existing Novitex sales channels, and increase utilization of the existing workforce. We anticipate opportunities for growth through the ability to leverage additional future services and capabilities.

Prior to the Business Combination, SourceHOV transformed into a multi-industry solution provider and acquired key technology through the acquisition of TransCentra, Inc. (‘‘TransCentra’’), a provider of integrated outsourced billing, remittance processing and imaging software and consulting services. The addition of TransCentra increased SourceHOV’s footprint in the remittance transaction processing and presentment area, expanded its mobile banking offering and enabled significant cross-selling and up-selling opportunities.

Revenues

ITPS revenues are primarily generated from a transaction-based pricing model for the various types of volumes processed, licensing and maintenance fees for technology sales, and a mix of fixed management fee and transactional revenue for document logistics and location services. HS revenues are primarily generated from a transaction-based pricing model for the various types of volumes processed for healthcare payers and providers. LLPS revenues are primarily based on time and materials pricing as well as through transactional services priced on a per item basis.

People

We draw on the business and technical expertise of our talented and diverse global workforce to provide our clients with high-quality services. Our business leaders bring a strong diversity of experience in our industry and a track record of successful performance and execution.

As of September 30, 2017, we had approximately 22,100 employees globally, with 56% located in the United States and the remainder located primarily in Europe, India, the Philippines, Mexico, and China.

Labor costs associated with our employees represent the most significant costs of our business. We incurred personnel costs of $168.0 million and $87.0 million for the three months ended September 30, 2017 and 2016, respectively, and $360.0 million and $275.0 million for the nine months ended September 30, 2017 and 2016, respectively. The majority of our personnel costs are variable and are incurred only while we are providing its services.

Facilities

We lease and own numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, the Philippines, and China. Our owned and leased facilities house general offices, sales offices, service locations, and production facilities.

The size of our active property portfolio as of September 30, 2017 was approximately 3.7 million square feet at an annual operating cost of approximately $32.0 million and comprised 136 leased properties and 7 owned properties..

We believe that our current facilities are suitable and adequate for our current businesses. Because of the interrelation of our business segments, each of the segments use substantially all of these properties at least in part.

Key Performance Indicators

We use a variety of operational and financial measures to assess our performance. Among the measures considered by our management are the following:

•                  Revenue by segment;

•                  Gross Profit by segment;

•                  Gross Profit Margin by segment;

•                  EBITDA; and

•                  Adjusted EBITDA.

Revenue

We analyze our revenue by comparing actual monthly revenue to internal projections and prior periods across our operating segments in order to assess performance, identify potential areas for improvement, and determine whether our segments are meeting management’s expectations.

Gross Profit and Gross Profit Margin

We analyze our gross profit by segment by comparing to prior periods.

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus optimization and restructuring charges, including severance and retention expenses; transaction and integrations costs; other non-cash charges, including non-cash compensation, (gain) or loss from sale or disposal of assets, and impairment charges; and management fees and expenses. See ‘‘—Other Financial Information (Non-GAAP Financial Measures)’’ for more information and a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

	Three Months ended September 30,
	2017	2016
Revenue:
ITPS	$260,019	$97,402
HS	56,405	60,657
LLPS	21,969	28,314
Total revenue	338,393	186,373
Cost of revenues:
ITPS	204,602	66,704
HS	37,451	38,729
LLPS	13,063	16,347
Total cost of revenues	255,116	121,780
Gross profit	83,277	64,593

Selling, general and administrative expenses	102,048	30,829
Depreciation and amortization	28,052	18,761
Related party expenses	26,892	2,448
Operating income	(73,715)	12,555
Interest expense, net	37,652	27,399
Loss on extinguishment of debt	35,512	—
Sundry expense/(income), net	563	711
Net loss before taxes	(147,442)	(15,555)
Income tax (expense) benefit	37,002	3,757
Net loss	(110,440)	(11,798)

Revenue

Our revenue increased $152.0 million, or 81.6%, to $338.4 million for the three months ended September 30, 2017 compared to $186.4 million for the three months ended September 30, 2016. This increase was primarily related to an increase in the ITPS segment revenues of $162.6 million, which was primarily attributable to the acquisition of

TransCentra in late 2016 and Novitex in 2017. The increase was partially offset by a decrease in revenues in the HS segment and LLPS segment of $4.3 million and $6.3 million, respectively. Our ITPS, HS, and LLPS segments constituted 76.8%, 16.7%, and 6.5% of total revenue, respectively, for the three months ended September 30, 2017, compared to 52.3%, 32.5%, and 15.2%, respectively, for the three months ended September 30, 2016. The revenue changes by reporting segment were as follows:

ITPS—Revenues increased $162.6 million, or 167.0%, to $260.0 million for the three months ended September 30, 2017 compared to $97.4 million for the three months ended September 30, 2016. The increase was primarily attributable to the acquisition of Novitex that was completed in mid-2017 which contributed $134.4 million, or 82.7% of the increase.  Additionally, the TransCentra acquisition that was completed in late 2016 contributed $26.5 million, or 16.3% of the increase. The remainder of the increase of approximately $1.5 million was driven by the appreciation of British Pounds (“GBP”) and Euros (“EUR”) compared to USD.

HS— Revenues decreased $4.3 million, or 7.0%, to $56.4 million for the three months ended September 30, 2017 compared to $60.7 million for the three months ended September 30, 2016. The decrease was primarily attributable to a surge in demand from healthcare provider clients in first three quarters of 2016 as a result of a change in regulatory coding requirements, resulting in a decline in revenue of $3.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. We have since experienced a normalization of demand as healthcare provider clients have reduced outsourcing of the service.

LLPS— Revenues decreased $6.3 million, or 22.4%, to $22.0 million for the three months ended September 30, 2017 compared to $28.3 million for the three months ended September 30, 2016. The decrease was primarily attributable to lower revenue from the legal claims administration services of $4.7 million, along with a decrease of $1.2 million attributable to Meridian Consulting Group, LLC which was sold in Q1 2017.

Cost of Revenue

Cost of revenue increased $133.3 million, or 109.5%, to $255.1 million for the three months ended September 30, 2017 compared to $121.8 million for the three months ended September 30, 2016. The increase was attributable to an increase in the cost of revenue in the ITPS segment of $137.9 million, partially offset by decreases in the HS and LLPS segments of $1.2 million and $3.2 million, respectively. The cost of revenue decrease by operating segment was as follows:

ITPS—Cost of revenue increased $137.9 million, or 206.7%, to $204.6 million for the three months ended September 30, 2017 compared to $66.7 million for the three months ended September 30, 2016. The increase was primarily attributable to the acquisition of Novitex, which contributed approximately $114.6 million, or 83.1% of the increase.  The acquisition of TransCentra contributed approximately $21.3 million, or 15.4% of the increase. The remainder of the increase was primarily driven by the appreciation of GBP and EUR against the USD.

HS—Cost of revenue decreased $1.2 million, or 3.3%, to $37.5 million for the three months ended September 30, 2017 compared to $38.7 million for the three months ended September 30, 2016. The decrease was primarily driven by lower revenue in the healthcare provider business as described above.

LLPS—Cost of revenue decreased $3.2 million, or 20.1%, to $13.1 million for the three months ended September 30, 2017 compared to $16.3 million for the three months ended September 30, 2016. The decrease was primarily attributable to a decrease in corresponding revenues from the legal claims administration of $2.1 million, along with a decrease of $0.8 million attributable to Meridian Consulting Group, LLC which was sold in Q1 2017.

Gross Profit

Gross profit increased $18.7 million, or 28.9%, to $83.3 million for the three months ended September 30, 2017 compared to $64.6 million for the three months ended September 30, 2016. For the three months ended September 30, 2017, gross margins for ITPS, HS, and LLPS were 21.3%, 33.6%, and 40.5%, respectively, compared to 31.5%, 36.2%, and 42.3%, respectively, for the three months ended September 30, 2016.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $71.2 million, or 231.0%, to $102.0 million for the three months ended September 30, 2017 compared to $30.8 million for the three months ended September 30, 2016. The increase was primarily attributable to the acquisitions of Novitex and TransCentra, which contributed $16.0 million and $1.9 million, respectively, in expense for the three months ended September 30, 2017.  Additionally, the increase is attributable to expenses for professional and advisory fees related to the Business Combination, which contributed $51.3 million in expense for the three months ended September 30, 2017.

Depreciation & Amortization

Depreciation and amortization expense increased $9.3 million, or 49.5%, to $28.1 million for the three months ended September 30, 2017 compared to $18.8 million for the three months ended September 30, 2016. The increase was primarily attributable to higher balances of customer relationships, developed technology, and outsource contract costs, resulting in higher amortization expense for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Related Party Expenses

Related party expenses increased $24.5 million to $26.9 million for the three months ended September 30, 2017 compared to $2.4 million for the three months ended September 30, 2016. The increase was primarily attributable to contract termination and advising fees as a result of the Business Combination.

Interest Expense

Interest expense increased $10.3 million, or 37.4%, to $37.7 million for the three months ended September 30, 2017 compared to $27.4 million for the three months ended September 30, 2016. The increase was primarily attributable to the issuance of new debt in conjunction with the Business Combination.

Loss on Extinguishment of Debt

Loss on extinguishment of debt increased $35.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to the restructuring of the debt as a result of the Business Combination.

Sundry Expense/(Income)

Sundry expense decreased $0.1 million to $0.6 million expense for the three months ended September 30, 2017 compared to $0.7 million expense for the three months ended September 30, 2016. The decrease was attributable to foreign currency transaction losses associated with exchange rate fluctuations.

Income Tax (Expense) Benefit

We had income tax benefit of $37.0 million for the three months ended September 30, 2017 compared to an income tax benefit of $3.8 million for the three months ended September 30, 2016. The change in the income tax benefit was primarily attributable to the reversal of $11.5 million of our beginning of the year U.S. federal and state valuation allowance on deferred tax assets that are more likely-than-not to be realized, in connection with the acquisition of Novitex. The impact of this reduction of valuation allowance on our effective tax rate for the three months ended September 30, 2017 was partially offset by an increase in valuation allowance on the current year losses that are not more-likely-than-not to be realized and nondeductible transaction costs.

Net Loss

Net loss increased $98.6 million to $110.4 million for the three months ended September 30, 2017 compared to $11.8 million for the three months ended September 30, 2016 as a result of the above.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

	Nine Months ended September 30,
	2017	2016
Revenue:
ITPS	$525,557	$309,112
HS	173,548	189,046
LLPS	66,930	79,369
Total revenue	766,035	577,527
Cost of revenues:
ITPS	385,447	208,614
HS	113,152	120,700
LLPS	40,643	48,386
Total cost of revenues	539,242	377,700
Gross profit	226,793	199,827

Selling, general and administrative expenses	172,626	95,385
Depreciation and amortization	70,779	58,463
Related party expenses	31,733	7,372
Operating income	(48,345)	38,607
Interest expense, net	91,740	81,712
Loss on extinguishment of debt	35,512	—
Sundry expense/(income), net	2,960	283
Net loss before taxes	(178,557)	(43,388)
Income tax (expense) benefit	32,924	9,969
Net loss	(145,633)	(33,419)

Revenue

Our revenue increased $188.5 million, or 32.6%, to $766.0 million for the nine months ended September 30, 2017 compared to $577.5 million for the nine months ended September 30, 2016. This increase was primarily related to an increase in the ITPS segment revenues of $216.5 million, which was partially attributable to the acquisitions of TransCentra in late 2016 and Novitex in 2017. The increase was partially offset by a decrease in the HS and LLPS segments of $15.5 million and $12.5 million, respectively. For the nine months ended September 30, 2017, our ITPS, HS, and LLPS segments constituted 68.6%, 22.7%, and 8.7% of total revenue, respectively, compared to 53.6%, 32.7%, and 13.7%, respectively, for the nine months ended September 30, 2016. The revenue changes by reporting segment were as follows:

ITPS—Revenues increased $216.5 million, or 70.0%, to $525.6 million for the nine months ended September 30, 2017 compared to $309.1 million for the nine months ended September 30, 2016. The increase was primarily attributable to the acquisition of Novitex, which contributed $134.4 million, or 62.1% of the increase.  Additionally, the acquisition of TransCentra that was completed in late 2016 contributed $94.1 million, or 43.5% of the increase. The increase was partially offset by devaluation of GBP and EUR compared to USD, resulting in a decrease of $3.4 million. Additionally, the increase was further offset by a decrease in revenue from the hardware business and revenue from the European business of $3.6 million and $3.7 million, respectively.

HS— Revenues decreased $15.5 million, or 8.2%, to $173.5 million for the nine months ended September 30, 2017 compared to $189.0 million for the nine months ended September 30, 2016. The decrease was primarily attributable to a surge in demand from healthcare provider clients in early 2016 as a result of a change in regulatory coding requirements beginning in the fourth quarter of 2015, resulting in a decline in revenue of $16.6 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. We have since experienced a normalization of demand as healthcare provider clients have reduced outsourcing of the service.  The decrease was partially offset by an increase in revenues of $3.2 million from the Payer business during the period.

LLPS— Revenues decreased $12.5 million, or 15.7%, to $66.9 million for the nine months ended September 30, 2017 compared to $79.4 million for the nine months ended September 30, 2016. The decrease was primarily attributable to lower revenue from the legal claims administration services of $8.2 million, lower revenue from ERS of $2.0 million, along with a lower revenues attributable to the sale of Meridian Consulting Group, LLC of approximately $3.2 million during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 as it was sold in Q1 2017.

Cost of Revenue

Cost of revenue increased $161.5 million, or 42.8%, to $539.2 million for the nine months ended September 30, 2017 compared to $377.7 million for the nine months ended September 30, 2016. The increase was primarily attributable to an increase in the ITPS segment of $176.8 million, offset by decreases in the HS and LLPS segments of $7.5 million and $7.8 million, respectively. The cost of revenue decrease by operating segment was as follows:

ITPS—Cost of revenue increased $176.8 million, or 84.8%, to $385.4 million for the nine months ended September 30, 2017 compared to $208.6 million for the nine months ended September 30, 2016. The increase was primarily attributable to the acquisition of Novitex, which contributed $114.6 million, or 64.8% of the increase.  The acquisition of TransCentra contributed approximately $75.4 million, or 42.6% of the increase. The increase was partially offset by decreases as a result of the decline in hardware services revenue, and devaluation of GBP and EUR compared to USD of $1.6 million and $2.6 million, respectively. Additionally, the increase was further offset by various cost savings initiatives implemented during the nine months ended September 30, 2017.

HS—Cost of revenue decreased $7.5 million, or 6.3%, to $113.2 million for the nine months ended September 30, 2017 compared to $120.7 million for the nine months ended September 30, 2016. The decrease was primarily attributable to normalization of demand for coding during the nine months ended September 30, 2017 after the surge we experienced in early 2016 as a result of the increased healthcare coding requirements, resulting in a decrease of $4.3 million, along with an associated decrease in revenue. The decrease was partially offset by an increase of $1.6 million due to higher revenues from the Payer business during the nine months ended September 30, 2017. Additionally, the increase was further offset by various cost savings initiatives implemented during the nine months ended September 30, 2017.

LLPS—Cost of revenue decreased $7.8 million, or 16.0%, to $40.6 million for the nine months ended September 30, 2017 compared to $48.4 million for the nine months ended September 30, 2016. The decrease was primarily attributable to a decrease in revenues from the legal claims administration of $3.8 million, $0.5 million due to lower revenues from ERS, along with a decrease of $0.7 million as a result of the sale of Meridian Consulting Group, LLC. Additionally, the increase was further offset by various cost savings initiatives implemented during the nine months ended September 30, 2017.

Gross Profit

Gross profit increased $27.0 million, or 13.5%, to $226.8 million for the nine months ended September 30, 2017 compared to $199.8 million for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, gross margins for ITPS, HS, and LLPS were 26.7%, 34.8%, and 39.3%, respectively, compared to 32.5%, 36.2%, and 39.0%, respectively, for the nine months ended September 30, 2016.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses increased $77.2 million, or 81.0%, to $172.6 million for the nine months ended September 30, 2017 compared to $95.4 million for the nine months ended September 30, 2016. The increase was primarily attributable to the acquisitions of Novitex and TransCentra, which contributed $16.0 million and $6.4 million, respectively, in expense for the nine months ended September 30, 2017. Additionally, the increase is attributable to expenses for professional fees related to the Business Combination, which contributed $61.0 million in expense for the nine months ended September 30, 2017. The increases were partially offset by a decrease due to cost saving initiatives we implemented, including reduced medical insurance expenditures and administrative wages.

Depreciation & Amortization

Depreciation and amortization expense increased $12.3 million, or 21.1%, to $70.8 million for the nine months ended September 30, 2017 compared to $58.5 million for the nine months ended September 30, 2016. The increase was primarily attributable to higher balances of customer relationships, developed technology, and outsource contract costs, resulting in higher amortization expense for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Related Party Expenses

Related party expenses increased $24.3 million to $31.7 million for the nine months ended September 30, 2017 compared to $7.4 million for the nine months ended September 30, 2016. The increase was primarily attributable to contract termination and advising fees as a result of the Business Combination.

Interest Expense

Interest expense increased $10.0 million, or 12.3%, to $91.7 million for the nine months ended September 30, 2017 compared to $81.7 million for the nine months ended September 30, 2016. The increase was primarily attributable to the issuance of new debt in conjunction with the Business Combination.

Loss on Extinguishment of Debt

Loss on extinguishment of debt increased $35.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to the restructuring of the debt as a result of the Business Combination.

Sundry Expense/(Income)

Sundry expense increased $2.7 million to $3.0 million expense for the nine months ended September 30, 2017 compared to $0.3 million expense for the nine months ended September 30, 2016. The increase was attributable to foreign currency transaction losses associated with exchange rate fluctuations.

Income Tax (Expense) Benefit

We had income tax benefit of $32.9 million for the nine months ended September 30, 2017 compared to an income tax benefit of $10.0 million for the nine months ended September 30, 2016. The change in the income tax benefit was partially attributable to the reversal of $11.5 million of our U.S. federal and state valuation allowance on deferred tax assets that are more likely-than-not to be realized, in connection with the acquisition of Novitex. The impact of this reduction of valuation allowance on our effective tax rate for the three months ended September 30, 2017 was partially offset by an increase in valuation allowance on the current year losses that are not more-likely-than-not to be realized and nondeductible transaction costs.

Net Loss

Net loss increased $112.2 million to $145.6 million for the nine months ended September 30, 2017 compared to $33.4 million for the nine months ended September 30, 2016 as a result of the above.

Other Financial Information (Non-GAAP Financial Measures)

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus optimization and restructuring charges, including severance and retention expenses; transaction and integrations costs; other non-cash charges, including non-cash compensation, (gain) or loss from sale or disposal of assets, and impairment charges; and management fees and expenses.

We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting its business in addition to measures calculated under GAAP. Additionally, our credit agreement requires us to comply with certain EBITDA related metrics. Refer to ‘‘—Liquidity and Capital Resources—Credit Facility.’’

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations as our board of directors and management use EBITDA and Adjusted EBITDA to assess our financial performance, because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team. Net loss is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. You should not consider EBITDA and Adjusted EBITDA in isolation or as substitutes for an analysis of our results as reported under GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three and nine months ended September 30, 2017 and 2016:

Three months ended September 30, 2017 compared to the Three Months ended September 30, 2016

	Three months ended September 30,
	2017	2016
Net Loss	$(110,440)	$(11,798)
Taxes	(37,002)	(3,757)
Interest Expense	37,652	27,399
Depreciation and Amortization	28,052	18,761
EBITDA	(81,738)	30,605
Optimization and Restructuring expenses (1)	19,702	4,929
Transaction and integration costs (2)	77,321	702
Non-cash equity compensation (3)	2,230	1,715
Other non-cash charges (4)	364	75
Loss on sale of of assets (5)	—	56
Gain on sale of Meridian (6)	(337)	—
Management, Board Fees and expenses (7)	—	1,737
Loss on extinguishment of debt	35,512	—
Adjusted EBITDA	53,054	39,819

(1)         Adjustment represents net salary and benefits associated with positions that were terminated, including severance, retention bonuses, and related fees and expenses.  Additionally, the adjustment includes charges incurred by us to terminate existing lease contracts as part of facility consolidation initiatives.

(2)         Represents costs incurred related to transactions and integration for completed or contemplated transactions during the period. For the three months ended September 30, 2017, only transaction costs were incurred.

(3)         Represents the non-cash charges related to restricted stock units granted by Ex-Sigma, LLC to our employees that vested during the year.

(4)         Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting.

(5)         Represents a loss recognized on the disposal of property, plant and equipment and other assets.

(6)         Represents a gain recognized on the disposal of Meridian Consulting Group, LLC.

(7)         Amount represents management fees paid to HGM and TransCentra’s prior owner, Board of Directors fees and corresponding travel, and other expenses (e.g., rating agency fees, chargebacks) which are not expected to continue on a go-forward basis.

EBITDA and Adjusted EBITDA

EBITDA was ($81.7) million for the three months ended September 30, 2017 compared to $30.6 million for the three months ended September 30, 2016. Adjusted EBITDA was $53.1 million for the three months ended September 30, 2017 compared to $39.8 million for the three months ended September 30, 2016. The decrease in EBITDA was primarily due to a higher net loss amount for the three months ended September 30, 2017 resulting from increase in SG&A and related party expense, and loss on extinguishment of debt compared to the three months ended September 30, 2016. The increase in Adjusted EBITDA was primarily due higher overall gross profit for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, along with lower recurring expenses as part of on-going operations.

Nine months ended September 30, 2017 compared to the Nine Months ended September 30, 2016

	Nine months ended September 30,
	2017	2016
Net Loss	$(145,633)	$(33,419)
Taxes	(32,924)	(9,969)
Interest Expense	91,740	81,712
Depreciation and Amortization	70,779	58,463
EBITDA	(16,038)	96,787
Optimization and Restructuring expenses (1)	31,535	14,358
Transaction and integration costs (2)	86,561	1,923
Non-cash equity compensation (3)	4,446	5,422
Other non-cash charges (4)	514	293
Loss on sale of assets (5)	18	1,243
Gain on sale of Meridian (6)	(588)	—
Management, Board Fees and expenses (7)	4,153	5,418
Loss on extinguishment of debt	35,512	—
Adjusted EBITDA	146,113	125,444

(1)         Adjustment represents net salary and benefits associated with positions that were terminated, including severance, retention bonuses, and related fees and expenses.  Additionally, the adjustment includes charges incurred by us to terminate existing lease contracts as part of facility consolidation initiatives.

(2)         Represents costs incurred related to transactions and integration for completed or contemplated transactions during the period. For the nine months ended September 30, 2017, only transaction costs were incurred.

(3)         Represents the non-cash charges related to restricted stock units granted by Ex-Sigma, LLC to our employees that vested during the year.

(4)         Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting.

(5)         Represents a loss recognized on the disposal of property, plant and equipment and other assets.

(6)         Represents a gain recognized on the disposal of Meridian Consulting Group, LLC.

(7)         Amount represents management fees paid to HGM and TransCentra’s prior owner, Board of Directors fees and corresponding travel, and other expenses (e.g., rating agency fees, chargebacks) which are not expected to continue on a go-forward basis.

EBITDA and Adjusted EBITDA

EBITDA was ($16.0) million for the nine months ended September 30, 2017 compared to $96.8 million for the nine months ended September 30, 2016. Adjusted EBITDA was $146.1 million for the nine months ended September 30, 2017 compared to $125.4 million for the nine months ended September 30, 2016. The decrease in EBITDA was primarily due to a higher net loss amount for the nine months ended September 30, 2017 resulting from an increase in SG&A, related party expense, and loss on extinguishment of debt compared to the nine months ended September 30, 2016. The increase in Adjusted EBITDA was primarily due higher overall gross profit for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, along with lower recurring expenses as part of on-going operations due to various cost savings initiative implemented during the period.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against our senior secured revolving credit facility. We believe our current level of cash and short term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business.

We currently expect to spend approximately $40.0 to $45.0 million on total capital expenditures over the next twelve months. We believe that our operating cash flow and available borrowings under our credit facility will be sufficient to fund our operations for at least the next twelve months.

At September 30, 2017, cash and cash equivalents totaled $27.4 million and we had availability of $77.2 million under our senior secured revolving credit facility.

In connection with the Business Combination, we acquired debt facilities and issued notes totaling $1.4 billion. Proceeds from the acquired debt were used to refinance the existing debt of SourceHOV, settle the outstanding debt facilities for Novitex, and pay fees and expenses incurred in connection with the Business Combination. We entered in to a Credit Agreement with a $350.0 million senior secured term loan, a $100.0 million senior secured revolving facility, and $1.0 billion in Senior Secured Notes. The $100.0 million revolver remained undrawn at the time of compilation of this report.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September
	2017	2016
Cash flow from operating activities	$12,282	$43,317
Cash flow used in investing activities	(440,667)	(19,217)
Cash flows (used in) provided by financing activities	447,057	(31,987)
Subtotal	18,672	(7,887)
Effect of exchange rates on cash	335	(239)
Net increase/(decrease) in cash	19,007	(8,126)

Analysis of Cash Flow Changes between the Nine Months Ended September 30, 2017 and September 30, 2016

Operating Activities—Net cash provided by operating activities was $12.3 million for the nine months ended September 30, 2017, compared to $43.3 million for the nine months ended September 30, 2016. The decrease of $31.0 million in cash flow from operating activities was primarily due to decreases in operating results, and timing of payments for accounts receivable and accounts payable and accrued liabilities.

Investing Activities— Net cash used in investing activities was $440.7 million for the nine months ended September 30, 2017, compared to $19.2 million for the nine months ended September 30, 2016. The increase of $421.5 million in cash used in investing activities was primarily due to cash paid to acquire Novitex, partially offset by proceeds received from the sale of Meridian during the nine months ended September 30, 2017, as well as higher additions to intangible assets during the nine months ended September 30, 2016.

Financing Activities— Net cash provided by financing activities was $447.1 million for the nine months ended September 30, 2017, compared to cash used in financing activities of $32.0 million for the nine months ended September 30, 2016. The increase of $479.1 million in cash provided by financing activities was primarily due to proceeds from issuance of stock in the amount of $231.4 million, as well as proceeds from a new credit facility of $1,320.5 million during the nine months ended September 30, 2017, which was partially offset by the retirement of the previous credit facilities of $1,055.7 million.

Indebtedness

As noted, in connection with the Business Combination on July 12, 2017, we acquired debt facilities and issued notes totaling $1.4 billion in principal. Proceeds from the indebtedness were used to pay off credit facilities existing immediately before the Business Combination.

Senior Credit Facilities

The financing obtained as part of the Business Combination included a first lien senior secured term loan of $350.0 million due July 2023 and a senior secured revolving credit facility of $100.0 million due July 2022. As of September 30, 2017, none of the revolving credit facility was drawn. We have the option to choose interest rates based on 1) base rate (as defined) or 2) an adjusted LIBOR subject to a 1.0% floor in the case of the term loans plus an applicable margin for each rate. Interest rates were 8.8% and 8.3% for the first lien senior secured term loan and senior revolving credit facility, respectively, as of September 30, 2017.

Senior Secured Notes

Senior secured notes of $1.0 billion due July 2023 were also issued as part of the Business Combination. The notes bear interest at a rate of 10.0% per year. We pay interest on the notes on January 15 and July 15 of each year, commencing on January 15, 2018. The notes are guaranteed by subsidiary guarantors pursuant to a supplemental indenture.

Letters of Credit

As of September 30, 2017 and December 31, 2016, we had outstanding irrevocable letters of credit totaling approximately $22.8 million and $9.3 million, respectively, under the revolving credit facility.

Contractual Obligations

The table below provides estimates of the timing of future payments that we are obligated to make based on agreements in place at September 30, 2017.

	Payments Due by Period
	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years	Total
			(in millions)
Credit Facilities	8.8	26.2	35.0	1,280.0	1,350.0
Interest payments	132.6	262.4	256.3	98.4	749.7
Capital lease obligations	18.5	19.4	7.9	3.5	49.3
Operating lease obligations	34.8	46.0	26.4	14.0	121.2
Other Obligations	12.1	3.2	2.8	0.0	18.1
Total	206.8	357.2	328.4	1,395.9	2,288.3

Potential Future Transactions

We may, from time to time explore and evaluate possible strategic transactions, which may include joint ventures, as well as business combinations or the acquisition or disposition of assets.  In order to pursue certain of these opportunities, additional funds will likely be required.  Subject to applicable contractual restrictions, to obtain such financing, we may seek to use cash on hand, borrowings under our revolving credit facility, or we may seek to raise additional debt or equity financing through private placements or through underwritten offerings.  There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all.  In addition, certain of our shareholders have the right to demand underwritten offerings of our common stock.  We are exploring, and may from time to time in the future explore, with certain of those shareholders the possibility of an underwritten public offering of our common shares held by those shareholders.  There can be no assurance as to whether or when an offering may be commenced or completed, or as to the actual size or terms of the offering.

On November 8, 2017, the Company’s Board of Directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company may, from time to time, purchase up to 5,000,000 shares of its common stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The decision as to whether to purchase any shares and the timing of purchases, if any, will be based on the price of the Company’s common stock, general business and market conditions and other investment considerations and factors.  The Share Buyback Program does not obligate the Company to purchase any shares and expires in 24 months. The Share Buyback Program may be terminated or amended by the Company’s Board of Directors in its discretion at any time.

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At September 30, 2017, we had $1,350.0 million of debt outstanding, with a weighted average interest rate of 9.7%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $13.5 million per year. In order to hedge against interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a standard three year, one-month LIBOR interest rate hedging contract with a notional amount of $347.8 million, which is the remaining principal balance of the term loan. The hedge contract will swap out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% and will go into effect starting January 12, 2018.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Contracts are denominated in currencies of major industrial countries.

Market Risk

We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.

Critical Accounting Policies and Estimates

The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimations and how they can impact our financial statements. A critical accounting estimate is one that requires subjective or complex estimates and assessments, and is fundamental to our results of operations. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the current assumptions, judgments and estimates used to determine amounts reflected in our consolidated financial statements are appropriate, however, actual results may differ under different conditions. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this document.

Goodwill and other intangible assets: Goodwill and other intangible assets are initially recorded at their fair values. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Our goodwill at September 30, 2017 and December 31, 2016 was $776.0 million and $373.3 million, respectively. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

Software capitalization: We capitalize certain costs incurred to develop commercial software products to be sold, leased or marketed after establishing technological feasibility. Amortization of capitalized software development costs is recorded at the greater of the amount computed using the ratio of current gross revenues for the product to total current and anticipated future gross revenues for that product or the straight-line basis over the remaining estimated economic life of the software, which we have determined is four to eight years. We are required to use our judgment in determining whether development costs meet the criteria for immediate expense or capitalization. Additionally, we are required to use our judgment in the valuation of the unamortized capitalized software costs in determining whether the recorded value is recoverable based on estimated future product sales. We consider various factors to project marketability and future revenues, including an assessment of alternative solutions or products, current and historical demand for the product, and anticipated changes in technology that may make the product obsolete.

We also capitalize costs to develop or purchase internal-use software. For internal-use software, the appropriate amortization period is based on estimates of our ability to utilize the software on an ongoing basis, which has been determined to be five years. To assess the recoverability of capitalized software costs, we consider estimates of future revenue, costs and cash flows. A significant change in an estimate related to one or more software products could result in a material change to our results of operations.

Outsourced contract costs: In connection with services arrangements, we incur and capitalizes costs to originate long-term contracts. Certain initial direct costs of an arrangement are capitalized and amortized over the contractual service period of the arrangement to cost of services. We regularly review costs to determine appropriateness for deferral in accordance with the relevant accounting guidance. Key estimates and assumptions that we must make include projecting future cash flows in order to assess the recoverability of deferred costs. To assess recoverability, cash flows are projected over the remaining life and compared to the carrying amount of contract related assets, including the unamortized deferred cost balance. Such estimates require judgment and assumptions, which are based upon the professional knowledge and experience of our personnel. A significant change in an estimate or assumption on one or more contracts could have a material effect on our results of operations.

Impairment of goodwill, long-lived and other intangible assets: Long-lived assets, such as property and equipment and finite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, we record impairment losses for the excess of the carrying value over the estimated fair value. Fair value is determined, in part, by the estimated cash flows to be generated by those assets. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, and operating performance. Development of future cash flows also requires us to make assumptions and to apply judgment, including timing of future expected cash flows, using the appropriate discount rates, and determining salvage values. The estimate of fair value represents our best estimates of these factors, and is subject to variability. Assets are generally grouped at the lowest level of identifiable cash flows, which is the reporting unit level for us. Changes to our key assumptions related to future performance and other economic factors could adversely affect our impairment valuation.

We test our indefinite lived intangible assets on October 1st of each year, or more frequently if events or changes in circumstances indicate that the assets may be impaired. When performing the impairment test, we have the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. A quantitative assessment requires comparison of fair value of the asset to its carrying value.  We utilize the Income Approach, specifically the Relief-from-Royalty method, which has the basic tenet that a user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments. Application of the indefinite lived intangible asset impairment test requires judgment, including determination of royalty rates, and projecting revenue attributable to the assets in order to determine fair value.  For the three months and nine ended September 30, 2017, no impairment was recorded.

We conduct our annual goodwill impairment tests on October 1st of each year, or more frequently if indicators of impairment exist. When performing the annual impairment test, we have the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative impairment test for goodwill. Goodwill is tested for impairment using a two-step process. In the first step, the fair value of each reporting unit is determined and compared to the reporting unit’s carrying value, including goodwill. We use the Guideline Public Company Method of the Market Approach to determine the reporting unit fair value. We estimate the fair value using a multiple of EBITDA for the reporting unit. Guideline companies are analyzed to determine the multiple to be applied. If the fair value of a reporting unit is less than its carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment, if any. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had been acquired in a business combination and the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. If the implied fair value of goodwill at the reporting unit level is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of goodwill at the reporting unit is less than its carrying value. For the three and nine months ended September 30, 2017, no impairment was recorded.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, allocation of assets and liabilities to reporting units, and determination of fair value. The determination of reporting unit fair value is sensitive to the amount of EBITDA generated by us, as well as the EBITDA multiple used in the calculation. Unanticipated changes, including immaterial revisions, to these assumptions could result in a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and time frames, it is not possible to reasonably quantify the impact of changes in these assumptions.

Revenue: Application of the various accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies for additional information regarding our revenue recognition policy.

If a contract involves the provision of a single element, revenue is generally recognized when the product or service is provided and the amount earned is not contingent upon any future event. Revenue from time and materials arrangements is recognized as the services are performed.

Multiple element arrangements

We also enter into multiple element arrangements involving various combinations. The deliverables within these arrangements are evaluated at contract inception to determine whether they represent separate units of accounting, and if so, contract consideration is allocated to each deliverable based on relative selling price. With respect to arrangements including tangible products containing both software and non-software components that function together to deliver the product’s essential functionality, the relative selling price is determined using vendor specific objective evidence (“VSOE”) of fair value, third-party evidence or best estimate of selling price. For our multiple element arrangements that are comprised solely of software and software elements, revenue is allocated to the various elements based on VSOE of fair value and the residual method to allocate the arrangement consideration. Revenue is then recognized in accordance with the appropriate revenue recognition guidance applicable to the respective elements.

If the multiple element arrangements criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized on a straight-line basis over the period of delivery or being deferred until the earlier of when such criteria are met or when the last element is delivered.

Equity-based compensation: We account for equity-based awards by measuring the awards at the grant date and recognizing the grant-date fair value as an expense over the service period, which is usually the vesting period. We have historically and consistently calculated fair value using the Enterprise Value (‘‘EV’’) model. We perform a comparable company analysis, and determine the enterprise multiple to apply based on guideline public companies. The guideline public companies are selected based on revenue and/or revenue growth rates, market capitalization, profitability, industry, and other characteristics that are considered comparable to us. We analyze the guideline public companies’ enterprise multiples, defined as equity value to adjusted EBITDA, based on publicly available financial information. The calculated price per share is determined by dividing the enterprise value, which is the product of adjusted EBITDA and the selected enterprise multiple, less debt, by fully diluted shares.

Calculation of the enterprise value based on the EV model requires judgment in terms of determining comparable guideline public companies and enterprise multiples. Our management, using its professional judgment and experience in the industry, determines which guideline public companies have similar characteristics based on the aforementioned metrics and characteristics. Additionally, determination of the appropriate enterprise multiple to be applied requires judgment as guideline companies may have a range of enterprise multiples.

Income Taxes: We account for income taxes by using the asset and liability method. We account for income taxes regarding uncertain tax positions and recognize interest and penalties related to uncertain tax positions in income tax benefit/(expense) in the consolidated statements of operations.

Deferred income taxes are recognized on the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as determined under tax laws and rates. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. Due to numerous ownership changes, we are subject to limitations on existing net operating losses under Section 382 of the Internal Revenue Code (the Code). In the event we determine that we would be able to realize deferred tax assets that have valuation allowances established, an adjustment to the deferred tax assets would be recognized as component of income tax expense through continuing operations.

We engage in transactions (such as acquisitions) in which the tax consequences may be subject to uncertainty and examination by the varying taxing authorities. Significant judgment is required by us in assessing and estimating the tax consequences of these transactions. While our tax returns are prepared and based on our interpretation of tax laws and regulations, in the normal course of business the tax returns are subject to examination by the various taxing authorities. Such examinations may result in future assessments of additional tax, interest and penalties. For purposes of our income tax provision, a tax benefit is not recognized if the tax position is not more likely than not to be sustained based solely on its technical merits. Considerable judgment is involved in determining which tax positions are more likely than not to be sustained.

Business Combinations:  We allocate the total cost of an acquisition to the underlying assets based on their respective estimated fair values.  Determination of fair values involves significant estimates and assumptions about highly subjective variables, including future cash flows, discount rates, and asset lives.  The estimates of the fair values of assets and liabilities acquired are based upon assumptions believed to be reasonable and, when appropriate, include assistance from independent third-party valuation firms.

Because we are primarily a services business, our acquisitions typically result in significant amounts of goodwill and other intangible assets. Fair value estimates and calculations for these acquisitions will affect the amount of amortization expense, or possible impairment related charges recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable, but recognize that the assumptions are inherently uncertain.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We have previously elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Recently Adopted Accounting Pronouncements

Effective January 1, 2017, we adopted Accounting Standards Update (“ASU”) no. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This amendment replaced the method of measuring inventories at lower of cost or market with a lower of cost and net realizable value method. The adoption had no material impact on our financial position, results of operations and cash flows.

Effective January 1, 2017, we adopted ASU no. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The ASU changes how companies account for certain aspects of equity-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard requires that all tax effects related to share-based payments be recorded as income tax expense or benefit in the income statement at settlement or expiration and, accordingly, excess tax benefits and tax deficiencies be presented as operating activities in the statement of cash flows. Upon adoption of this standard, we elected to continue our current practice of estimating expected forfeitures. The adoption had no material impact on our financial position, results of operations and cash flows.

Off Balance Sheet Arrangements

At September 30, 2017, we had no material off balance sheet arrangements, except for operating leases. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements. Our operating leases are composed of various office and industrial buildings, machinery, equipment, and vehicles. As of September 30, 2017, our total future minimum leases payments under non-cancelable operating leases were $121.2 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Information related to quantitative and qualitative disclosures regarding market risk is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 2 above.  Such information is incorporated by reference herein.

Item 4. Controls and Procedures.

We are not currently required to comply with the SEC’s rules implementing Section 404(b) of the Sarbanes Oxley Act of 2002, and we are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. However, we are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, which require our management to certify financial and other information in its quarterly and annual reports and provide an annual management report on the effectiveness of our disclosure controls and procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Appraisal Demand

On September 21, 2017, former stockholders of our wholly-owned subsidiary SourceHOV Holdings, Inc. (“Source HOV”), who allege combined ownership of 10,304 shares of SourceHOV common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017-0673-JRS (the “Appraisal Action”).  The Appraisal Action arises out of the Business Combination Transaction, which gave rise to appraisal rights  pursuant to 8 Del. C. § 262.  In the Appraisal Action, the petitioners seek, among other things, a determination of the fair value of their shares at the time of the Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses.

On October 12, 2017, SourceHOV filed its answer to the petition and a verified list pursuant to 8 Del. C. § 262(f). At this early stage of the litigation, the Company is unable to predict the outcome of the Appraisal Action or estimate any loss or range of loss that may arise from the Appraisal Action.  Pursuant to the terms of the Business Combination Agreement, if such appraisal rights are perfected, a corresponding portion of shares of our common stock issued to Ex-Sigma, LLC, our principal shareholder, will be forfeited at such time as the PIPE Financing (as defined in the Consent, Waiver and Amendment dated June 15, 2017) is repaid.  The Company intends to vigorously defend against the Appraisal Action.

Other

We are involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our Consolidated Financial Statements.

Item 1A. Risk Factors.

As a result of the closing of the Business Combination on July 12, 2017 all of the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 no longer apply.  Risk factors relating to our business following the Business Combination may be found in our definitive proxy statement, as filed with the Securities and Exchange Commission on June 26, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Sales of Unregistered Securities

For a description of certain sales of unregistered securities, please see the Company’s Form 8-K, dated July 12, 2017.

During the quarter ended September 30, 2017, a holder of 3,000,000 shares of our Series A Preferred Stock converted such Series A Preferred Stock into 3,667,803 shares of our common stock pursuant to the conversion provisions of the Series A Preferred Stock.

(b) Use of Proceeds from the Initial Public Offering.

See Item (c) below.

(c) Issuer Purchases of Equity Securities

On July 12, 2017, in connection with the closing of the Business Combination, we redeemed a total of 16,646,342 shares of our common stock pursuant to the terms of our certificate of incorporation, resulting in a total cash payment from the Company’s trust account to redeeming stockholders of $166,463,420.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
July 12, 2017	16,646,342	$10.00	N/A	N/A

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1 (1)	Restated Certificate of Incorporation, dated July 12, 2017
3.2 (1)	Amended and Restated Bylaws, dated July 12, 2017
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

32.1*	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed July 18, 2017.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of November, 2017.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James G. Reynolds
James G. Reynolds
Chief Financial Officer (Principal Financial and Accounting Officer)