Form 10-K/A
period 2017-12-31
Exela Technologies, Inc.
filed 2018-04-10
CIK 1620179

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

 EXPLANATORY NOTE

        Exela Technologies, Inc. (the "Company") files this Amendment No. 1 ("Amendment No. 1") to its Annual Report on Form 10-K filed on March 16, 2018 for the fiscal year ended December 31, 2017 (the "Original 10-K") to provide an amended report of its independent registered public accounting firm that includes a reference to Schedule II of Part III, Item 15, "Exhibits and Financial Statement Schedules" excluded in a previously filed version.

        In accordance with applicable Securities and Exchange Commission ("SEC") rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from the Company's Principal Executive Officer and Principal Financial Officer dated as of the date of filing of Amendment No. 1.

        This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II, Item 8, "Financial Statements and Supplementary Data," in its entirety, Part III, Item 15, "Exhibits and Financial Statement Schedules," in its entirety, the signature page, and the new certifications from the Company's Principal Executive Officer and Principal Financial Officer and does not change any of the financial statements contained herein.

        Amendment No. 1 speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as described above. Amendment No. 1 should be read in conjunction with the Original 10-K and with the Company's subsequent filings with the SEC.

PART II
Item 8.	Financial Statements and Supplementary Data	3
PART III
Item 15.	Exhibits and Financial Statement Schedules	56

 PART II

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information in response to this item is included in our consolidated financial statements, together with the report thereon of KPMG LLP, in Item 15 of this Annual Report on Form 10-K/A under the heading "Exhibits and Financial Statement Schedules."

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following financial statements and schedules are included herein:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Exela Technologies, Inc.:

Opinion on the Consolidated Financial Statements

        We have audited the accompanying consolidated balance sheets of Exela Technologies, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

 PART III

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

Report of Independent Registered Public Accounting Firm
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

(3) Exhibits

Exhibit No.	Description	Filed or Furnished Herewith
2.1	Business Combination Agreement, dated as of February 21, 2017, by and among Quinpario Acquisition Corp. 2, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., Novitex Holdings, Inc., SourceHOV Holdings, Inc., Novitex Parent, L.P, HOVS LLC and HandsOn Fund 4 I, LLC(2)
3.1	Restated Certificate of Incorporation, dated July 12, 2017(4)
3.2	Amended and Restated Bylaws, dated July 12, 2017(4)
3.3	Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock(4)
3.4	Waiver of Bylaws(5)
4.1	Specimen Common Stock Certificate(1)
4.2	Specimen Warrant Certificate(1)
4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(1)
4.4
Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee(4)

Exhibit No.	Description	Filed or Furnished Herewith
4.5	First Supplemental Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee(4)
10.1	Modification Agreement, dated as of June 15, 2017(3)
10.2	Amended & Restated Registration Rights Agreement, dated July 12, 2017, by and among the Company and the Holders(4)
10.3
First Lien Credit Agreement, dated July 12, 2017, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, the Lenders Party Thereto, Royal Bank of Canada, RBC Capital Markets, Credit Suisse Securities (USA) LLC, Natixis, New York Branch and KKR Capital Markets LLC(4)
10.4	Director Nomination Agreement, dated July 12, 2017, by and between the Company and Apollo Novitex Holdings, L.P.(4)
10.5	Exela Technologies, Inc. Director Nomination Agreement, dated July 12, 2017, by and among the Company, the HGM Group and Ex-Sigma 2 LLC(4)
10.6
Employment Agreement dated as of May 27, 2007, between BancTec, Inc. and Mark D. Fairchild as amended October, 2007, May 26, 2008, June 1, 2009, March 9, 2011 and November 30, 2012 Filed on March 16, 2018 on Form 10-K.(6)
10.7	Letter Agreement between SourceHOV and its affiliates and Ron Cogburn Filed on March 16, 2018 on Form 10-K.(6)
10.8	Letter Agreement between SourceHOV and its affiliates and Suresh Yannamani Filed on March 16, 2018 on Form 10-K.(6)
10.9	Letter Agreement between SourceHOV and its affiliates and Mark Fairchild(6)
21.1	Subsidiaries of Exela Technologies Inc.(6)
23.1	Consent of KPMG LLP
31.1
	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Furnished
31.2
	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Furnished
32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed
101.SCH	XBRL Taxonomy Extension Schema	Filed

Exhibit No.	Description	Filed or Furnished Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed

(1)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-198988).

(2)
Incorporated by reference to the Registrant's Current Report on Form 8-K filed on February 22, 2017.

(3)
Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on June 21, 2017.

(4)
Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on July 18, 2017.

(5)
Incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 21, 2017.

(6)
Incorporated by reference to the Registrant's Form 10-K, filed on March 16, 2018.

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

Dated: April 10, 2018	By:	/s/ RONALD COGBURN Ronald Cogburn, Chief Executive Officer