Form 10-Q
period 2018-03-31
Exela Technologies, Inc.
filed 2018-05-10
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 001-36788

EXELA TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1347291
(State of or other Jurisdiction	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2701 E. Grauwyler Rd.
Irving, TX	75061
(Address of Principal Executive	(Zip Code)
Offices)

Registrant’s Telephone Number, Including Area Code: (844) 935-2832

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.0001 per share	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No ☒

As of May 7, 2018, the registrant had 152,379,013 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended March 31, 2018

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2018 and December 31, 2017

(in thousands of United States dollars except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,882	$39,000
Restricted cash	12,549	42,489
Accounts receivable, net of allowance for doubtful accounts of $4,077 and $3,725, respectively	238,680	229,704
Inventories, net	13,519	11,922
Prepaid expenses and other current assets	27,520	24,596
Total current assets	319,150	347,711
Property, plant and equipment, net	132,870	132,908
Goodwill	747,325	747,325
Intangible assets, net	438,929	464,984
Deferred income tax assets	9,171	9,019
Other noncurrent assets	18,490	12,891
Total assets	$1,665,935	$1,714,838
Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Accounts payable	$77,194	$81,263
Related party payables	14,172	14,445
Income tax payable	6,967	3,612
Accrued liabilities	31,805	49,383
Accrued compensation and benefits	49,738	46,925
Accrued Interest	23,795	55,102
Customer deposits	36,542	31,656
Deferred revenue	15,933	12,709
Obligation for claim payment	56,554	42,489
Current portion of capital lease obligations	14,785	15,611
Current portion of long-term debt	21,170	20,565
Total current liabilities	348,655	373,760
Long-term debt, net of current maturities	1,277,029	1,276,094
Capital lease obligations, net of current maturities	26,474	25,958
Pension liability	26,081	25,496
Deferred income tax liabilities	5,478	5,362
Long-term income tax liability	3,470	3,470
Other long-term liabilities	13,879	14,704
Total liabilities	1,701,066	1,724,844
Commitments and Contingencies (Note 9)
Stockholders’ deficit
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 152,565,218 shares issued and 152,515,918 outstanding at March 31, 2018 and 150,578,451 shares issued and 150,529,151 outstanding at December 31, 2017	15	15
Preferred stock, par value of $0.0001 per shares; 20,000,000 shares authorized; 4,569,233 shares issued and outstanding at March 31, 2018 and 6,194,233 shares issued and outstanding at December 31, 2017	1	1
Additional paid in capital	482,018	482,018
Less:common stock held in treasury, at cost; 49,300 shares at March 31, 2018 and 49,300 shares at December 31, 2017	(249)	(249)
Equity based compensation	35,044	34,085
Accumulated deficit	(540,041)	(514,628)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(462)	(194)
Unrealized pension actuarial losses, net of tax	(11,457)	(11,054)
Total accumulated other comprehensive loss	(11,919)	(11,248)
Total stockholders’ deficit	(35,131)	(10,006)
Total liabilities and stockholders’ deficit	$1,665,935	$1,714,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months ended March 31, 2018 and 2017

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months ended March 31,
	2018	2017
Revenue	$393,167	$218,260
Cost of revenue (exclusive of depreciation and amortization)	293,792	143,708
Selling, general and administrative expenses	45,595	35,581
Depreciation and amortization	38,019	21,320
Related party expense	1,105	2,385
Operating income (loss)	14,656	15,266
Other expense (income), net:
Interest expense, net	38,017	26,219
Sundry expense (income), net	(64)	2,724
Other income, net	(3,328)	—
Net loss before income taxes	(19,969)	(13,677)
Income tax (expense) benefit	(4,025)	(2,004)
Net loss	(23,994)	(15,681)
Cumulative dividends for Series A Preferred Stock	(914)	—
Net loss attributable to common stockholders	$(24,908)	$(15,681)
Net loss per share - basic and diluted	(1.64)	(2.45)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months ended March 31, 2018 and 2017

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months ended March 31,
	2018	2017
Net loss	$(23,994)	$(15,681)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(268)	2,414
Unrealized pension actuarial gains (losses), net of tax	(403)	(281)
Comprehensive loss	$(24,665)	$(13,548)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months ended March 31, 2018 and 2017

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Common Stock		Preferred Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Equity-based Compensation Agreement	Foreign Currency Translation Adjustment	Unrealized Pension Actuarial Losses, net of tax	Accumulated Deficit	Total Stockholder’s Deficit
Balances at December 31, 2016 (as previously reported)	$144,400	$—	$—	$—	$—	$—	$(57,389)	$27,342	$(3,547)	$(12,339)	$(293,968)	$(339,901)
Conversion of shares	63,880,157	—	—	—	—	—	—	—	—	—	—
Balances at December 31, 2016, effect of reverse acquisition (refer to Note 3)	$64,024,557	$—	$—	$—	$—	$—	$(57,389)	$27,342	$(3,547)	$(12,339)	$(293,968)	$(339,901)
Net loss January 1 to March 31, 2017											(15,681)	(15,681)
Equity-based compensation								310				310
Foreign currency translation adjustment									2,414			2,414
Contribution from Shareholders							20,538					20,538
Net realized pension actuarial gains, net of tax										(281)		(281)
Balances at March 31, 2017	$64,024,557	$—	$—	$—	$—	$—	$(36,851)	$27,652	$(1,133)	$(12,620)	$(309,649)	$(332,601)

	Common Stock		Preferred Stock		Treasury Stock				Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Equity-based Compensation Agreement	Foreign Currency Translation Adjustment	Unrealized Pension Actuarial Losses, net of tax	Accumulated Deficit	Total Stockholder’s Deficit
Balances at December 31, 2017	150,529,151	$15	6,194,233	$1	49,300	$(249)	$482,018	$34,085	$(194)	$(11,054)	$(514,628)	$(10,006)
Implementation of ASU 2014-09 (Note 2)											(1,419)	(1,419)
Net loss January 1 to March 31, 2018											(23,994)	(23,994)
Equity-based compensation								959				959
Foreign currency translation adjustment									(268)			(268)
Net realized pension actuarial gains, net of tax										(403)		(403)
Preferred shares converted to common	1,986,767		(1,625,000)									—
Balances at March 31, 2018	152,515,918	$15	4,569,233	$1	49,300	$(249)	$482,018	$35,044	$(462)	$(11,457)	$(540,041)	$(35,131)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(23,994)	$(15,681)
Adjustments to reconcile net loss
Depreciation and amortization	38,019	21,320
Debt discount and debt issuance cost amortization	2,595	3,474
Provision (recovery) for doubtful accounts	481	79
Deferred income tax benefit	835	627
Share-based compensation expense	959	310
Foreign currency remeasurement	(323)	687
Gain on sale of Meridian	—	(251)
Loss on sale of property, plant and equipment	253	272
Fair value adjustment for interest rate swap	(3,328)	—
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	(10,876)	(1,086)
Prepaid expenses and other assets	(5,567)	(3,720)
Accounts payable and accrued liabilities	(18,864)	1,928 (1)
Related party payables	(273)	(3,690)
Net cash provided by (used in) operating activities	(20,083)	4,269 (1)

Cash flows from investing activities
Purchases of property, plant and equipment	(5,957)	(2,045)
Additions to internally developed software	(1,092)	(2,528)
Additions to outsourcing contract costs	(1,596)	(3,989)
Proceeds from sale of Meridian	—	4,381
Proceeds from sale of property, plant, and equipment	2	—
Net cash used in investing activities	(8,643)	(4,181)

Cash flows from financing activities
Change in bank overdraft	—	(210)
Proceeds from financing obligations	1,863	3,008
Contribution from shareholders	—	20,538
Cash paid for equity issue costs	(7,500)	—
Borrowings from revolver and swing-line loan	25,000	38,500
Repayments from revolver and swing line loan	(25,000)	(38,500)
Principal payments on long-term obligations	(7,750)	(15,786)
Net cash provided by (used in) financing activities	(13,387)	7,550
Effect of exchange rates on cash	55	(44)
Net increase (decrease) in cash and cash equivalents	(42,058)	7,594 (1)
Cash, restricted cash, and cash equivalents
Beginning of period	81,489	34,253 (1)
End of period	$39,431	$41,847 (1)

Supplemental cash flow data:
Income tax payments, net of refunds received	$1,053	$(12)
Interest paid	66,192	30,844
Noncash investing and financing activities:
Assets acquired through capital lease arrangements	4,432	68
Accrued capital expenditures	1,101	98

(1)         Balances for these items differ from previously reported balances due to the adoption of ASU no. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230), see Note 2.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

1.                            General

These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2017 included in the Exela Technologies, Inc. (the “Company,” “Exela,” “we,” “our” or “us”) annual report on Form 10-K for such period.

The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.

The condensed consolidated financial statements are unaudited, but in our opinion include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim period. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

Net Loss per Share

Earnings per share (“EPS”) is computed by dividing net loss available to holders of the Company’s Common Stock by the weighted average number of shares of Common Stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, using the more dilutive of the two-class method or if-converted method in periods of earnings. The two-class method is an earnings allocation method that determines earnings per share for Common Stock and participating securities. As the Company experienced net losses for the periods presented, the impact of participating Series A Preferred Stock was calculated based on the if-converted method. Diluted EPS excludes all dilutive potential of shares of Common Stock if their effect is anti-dilutive.

For the quarter ended March 31, 2018, shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), if converted would have resulted in an additional 5,586,344 shares of Common Stock outstanding, but were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The Company has not included the effect of 35,000,000 warrants sold in the Quinpario Initial Public Offering (“IPO”) in the calculation of net income (loss) per share. Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s Common Stock price during the applicable period.

	Three Months ended March 31,
	2018	2017
Net loss attributable to common stock holders (A)	$(24,908)	$(15,681)
Weighted average common shares outstanding - basic and diluted (B)	152,140,117	64,024,557
Loss Per Share:
Basic and diluted (A/B)	$(1.64)	$(2.45)

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

2.                            Recently Adopted Accounting Pronouncements

Effective January 1, 2018 the Company adopted Accounting Standards Update (“ASU”) no. 2014-09, Revenue from Contracts with Customers (ASC 606). Under the update, revenue is recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent updates have been issued primarily to provide implementation guidance related to the initial guidance issued in May 2014. The Company has adopted this standard using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018. The results for the reporting period beginning after January 1, 2018, are presented in accordance with the new standard, although historical information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. The adoption of ASC 606 did not have a material impact on the Company’s financial position, results of operations and cash flows as of or for the period ended March 31, 2018, and we expect the impact of the adoption of the new standard will be immaterial to our results of operations on an ongoing basis. The cumulative effect of accounting change recognized was $1.4 million recorded as an increase to beginning balance of accumulated deficit, and a corresponding reduction to Accounts receivable, net. See Note 3 for additional disclosure.

Effective January 1, 2018, the Company adopted ASU no. 2016-15, (Topic 230): Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance on the presentation and classification of eight specific types of cash receipts and cash payments in the statement of cash flows such as debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees, with the intent of reducing diversity in practice. We applied the guidance retrospectively to all periods presented. Exela will reclassify a loss on extinguishment of debt from operating activities to financing activities in the third quarter of 2017 in the to be filed quarterly and annual statements ended September 30, 2018 and December 31, 2018, respectively. The adoption had no impact on the Company’s financial position, results of operations and cash flows for the quarter ended March 31, 2018.

Effective January 1, 2018, the Company adopted ASU no. 2016-16, Income Taxes Topic (740): Intra-Entity Transfers of Assets Other Than Inventory, which eliminates the current prohibition on immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory, with the intent of reducing complexity and diversity in practice. Under ASU 2016-16, entities must recognize the income tax consequences when the transfer occurs rather than deferring recognition. Entities must apply the guidance on a modified retrospective basis though a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The adoption had no material impact on the Company’s financial position, results of operations and cash flows.

Effective January 1, 2018, the Company adopted ASU no. 2016-18, (Topic 230): Restricted Cash. Statement of Cash Flows: Restricted Cash. The ASU addresses diversity in practice that exists in the classification and presentation of changes in restricted cash and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We applied the guidance retrospectively to all periods presented. As a result of adopting the ASU no. 2016-18, restricted cash is included in the balances of restricted cash, cash and cash equivalents presented in the Statement of Cash Flows for the quarters ended March 31, 2018 and 2017. Adopting the standard increased the net change in cash and cash equivalents, which is reflected within operating cash flows, by less than $0.1 million for the period ended March 31, 2017. Total Cash and cash equivalents for the Beginning of period and End of period March 31, 2017 increased $25.9 million due to the inclusion of restricted cash.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Effective January 1, 2018, the Company adopted ASU no. 2017-01, (Topic 805): Business Combinations: Clarifying the Definition of a Business. The ASU clarifies the definition of a business and provides guidance on evaluating as to whether transactions should be accounted for as acquisitions (or disposals) of assets or business combinations. The definition clarification as outlined in this ASU affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The adoption had no material impact on the Company’s financial position, results of operations and cash flows.

Effective January 1, 2018, the Company adopted ASU no. 2017-07, (Topic 715): Compensation  Retirement Benefit; Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments to this ASU require the service cost component of net periodic benefit cost be reported in the same income statement line or lines as other compensation costs for employees. The other components of net periodic benefit cost are required to be reported separately from service costs and outside a subtotal of income from operations. The new standard requires retrospective application and allows a practical expedient that permits an employer to use the amounts disclosed in its pension plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. Adoption of the standard resulted in only the service cost being recorded to Cost of revenue; see Note 8 for the related impact.

Effective January 1, 2018 the company adopted ASU no. 2017-09, (Topic 718): Compensation — Stock Compensation: Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update will be applied on a prospective basis to an award modified on or after the adoption date. The adoption had no impact on the Company’s financial position, results of operations and cash flows.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU no. 2016-02, Leases (842). This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Since the issuance of the original standard, the FASB has issued a subsequent update that provides a practical expedient for land easements (ASU 2018-01). The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and early application is permitted. The Company is currently evaluating the impact that adopting this standard will have on the consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align the risk management activities and financial reporting for these hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

3.         Significant Accounting Policies

The information presented below supplements the Significant Accounting Policies information presented in our 2017 Form 10-K, including Revenue Recognition for the adoption of ASC 606, which became effective January 1, 2018. See our 2017 Form 10-K for a description of our significant accounting policies in effect prior to the adoption of the new accounting standard.

Revenue Recognition

We account for revenue in accordance with ASC 606. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of our material sources of revenue are derived from contracts with customers, primarily relating to the provision of business and transaction processing services within each of our segments. We do not have any significant payment terms, as payment is received shortly after goods are delivered or services are provided.

Nature of Services

Our primary performance obligations are to stand ready to provide various forms of transaction processing services, consisting of a series of distinct services that are substantially the same and have the same pattern of transfer over time, and accordingly are combined into a single performance obligation. Our promise to our customers is typically to perform an unknown or unspecified quantity of tasks and the consideration received is contingent upon the customers’ use (i.e., number of transactions processed, requests fulfilled, etc.); as such, the total transaction price is variable. We allocate the variable fees to the single performance obligation charged to the distinct service period in which we have the contractual right to bill under the contract.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Disaggregation of Revenues

The following table disaggregates revenue from contracts by geographic region and by segment for the three months ended March 31, 2018, and 2017:

	Three months ended March 31,
	2018			2017
	ITPS	HS	LLPS	ITPS	HS	LLPS
United States	$269,939	$58,632	$22,598	$106,347	$59,078	$23,385
Europe	35,283	—	—	28,300	—	—
Other	6,715	—	—	1,150	—	—
Total	$311,937	$58,632	$22,598	$135,797	$59,078	$23,385

Contract Balances

The following table presents contract assets and contract liabilities recognized at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Accounts Receivable, net	$238,680	$229,704
Deferred revenues	16,793	13,717
Costs to obtain and fulfill a contract	20,814	22,929
Customer deposits	36,542	31,656

Accounts receivable includes $34.3 million and $27.9 million as of March 31, 2018 and December 31, 2017, respectively, representing amounts not billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to service contracts where we received payments for upfront conversions/implementation type activities of which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $7.1 million during the three months ended March 31, 2018 that had been deferred as of December 31, 2017.

Costs incurred to obtain and fulfill contract are deferred and expensed on a straight-line basis over the estimated benefit period, which is generally the contract term. We recognized $2.4 million of amortization for these costs in the first quarter of 2018 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract commissions and transition/set-up costs. Examples of such capitalized costs include hourly labor and related fringe benefits and travel costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from customers in advance for postage. The majority of the amounts recorded as of December 31, 2017 were used to pay for postage with the corresponding postage revenue being recognized during the quarter ended March 31, 2018.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Performance Obligations

At the inception of each contract, we assess the goods and services promised in our contracts and identify each distinct performance obligation. The majority of our contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts. For the majority of our business and transaction processing service contracts, revenues are recognized as services are provided based on an appropriate input or output method, typically based on the related labor or transactional volumes.

Some of our contracts have multiple performance obligations, including contracts that combine software implementation services with post-implementation customer support. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we estimate our expected costs of satisfying a performance obligation and add an appropriate margin for that distinct good or service. We also use the adjusted market approach whereby we estimate the price that customers in the market would be willing to pay. In assessing whether to allocate variable consideration to a specific part of the contract, we consider the nature of the variable payment and whether it relates specifically to its efforts to satisfy a specific part of the contract. Certain of our software implementation performance obligations are satisfied at a point in time, typically when customer acceptance is obtained.

When evaluating the transaction price, we analyze, on a contract by contract basis, all applicable variable consideration. The nature of our contracts give rise to variable consideration, including volume discounts, contract penalties, and other similar items that generally decrease the transaction price. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. We do not anticipate significant changes to our estimates of variable consideration.

We include reimbursements from customers, such as postage costs, in revenue, while the related costs are included in cost of revenue.

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, and (2) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time. These contracts comprise substantially all of the amounts for which we expect to recognize revenue related to fixed consideration associated with remaining performance obligations in each of the future periods noted:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations
2018	213,796,515
2019	250,487,172
2020	119,914,305
2021	59,989,281
2022	34,163,699
2023 and thereafter	11,548,764
Total	$689,899,736

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

4.                            Business Combination

On July 12, 2017, the Company consummated its business combination with SourceHOV and Novitex (the “Business Combination”) pursuant to the Business Combination Agreement and Consent, Waiver and Amendment to the Business Combination Agreement, dated February 21, 2017 and June 15, 2017. In connection with the Business Combination, the Company acquired debt facilities and issued notes totaling $1.4 billion (refer to Note 5 — Long Term Debt and Credit Facilities). Proceeds from the acquired debt were used to refinance the existing debt of SourceHOV, settle the outstanding debt of Novitex, and pay fees and expenses incurred in connection with the Business Combination. Immediately following the Business Combination, there were 146,910,648 shares of common stock, 9,194,233 shares of Series A Preferred Stock, and 35,000,000 warrants outstanding.

Under ASC 805, Business Combinations, SourceHOV was deemed the accounting acquirer based on the following predominate factors: it has the largest portion of voting rights in the Company, the Board and Management has more individuals coming from SourceHOV than either Quinpario or Novitex, SourceHOV was the largest entity by revenue and by assets, and the headquarters was moved to the SourceHOV headquarters location. The Company acquired 100% of the equity of Novitex pursuant to the Business Combination Agreement by issuing 30,600,000 shares of common stock of Exela to Novitex Parent, L.P., the sole stockholder of Novitex Holdings, Inc. Total value of equity for the transaction was $244.8 million. Additionally, as noted, the Company used proceeds from acquired debt to settle the outstanding debt of Novitex in the amount of $420.5 million, and pay transaction related costs and interest on behalf of Novitex in the amount of $10.3 million and $1.0 million, respectively, which was accounted for as part of consideration.

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

The following table summarizes the consideration paid for Novitex and the preliminary fair value of the assets acquired and liabilities assumed at the acquisition date on July 12, 2017:

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Cash and equivalents	8,428
Accounts receivable	87,474
Inventory	1,245
Prepaid expenses & other	13,974
Property and equipment, net	60,657
Identifiable intangible Assets, net	251,060
Deferred charges and other assets	2,723
Other noncurrent assets	93
Goodwill, excess/deficient purchase price	406,060
Total assets	831,714
Total assets less goodwill	425,654

Liabilities and Equity
Accounts payable	29,444
Short-term borrowings and current portion of LT debt	11,335
Accrued liabilities	30,432
Advanced billings and customer deposits	18,926
Long term debt	15,704
Deferred taxes	46,991
Other liabilities	2,226
Equity	676,656
Total liabilities and equity	831,714
Total liabilities less equity/purchase price	155,058

The identifiable intangible assets include customer relationships, non-compete agreements, internally developed software, and trademarks and trade names. Customer relationships and non-compete agreements were valued using the Income Approach, specifically the Multi-Period Excess Earnings method. Trademarks and trade names were valued using the Income Approach, specifically the Relief-from-Royalty method. Internally developed software was valued based on costs incurred related to Connect Platform. All of these intangibles acquired represent a Level 3 measurement as they are based on unobservable inputs reflecting Management’s own assumptions about the inputs used in pricing the asset or liability at fair value.

	Fair Value	Weighted Average Useful Life (in Years)
Trademark and trade name - Novitex	$18,000	9.5
Customer relationships	230,000	16.0
Internally devleoped software - Connect Platform	1,710	5.0
Non-compete agreements	1,350	1.0
Total identifiable intangibles, net	$251,060

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

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

The Company engaged a third party valuation firm to aid Management in its analyses of the fair value of the assets and liabilities. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. Approximately $14.0 million of the goodwill recorded was tax deductible, which was carried over from the tax basis of the seller. Since the acquisition date of July 12, 2017, $134.4 million of revenue and $5.0 million of net loss are included in our consolidated revenues and net loss, respectively, for Novitex for the year ended December 31, 2017. These results are included in the ITPS segment.

Transaction Costs

The Company incurred approximately $60.0 million in advisory, legal, accounting and management fees in conjunction with the Business Combination as of December 31, 2017, excluding contract cancellation and advising fees to HGM of $23.0 million. Additionally, $7.6 million was incurred related to equity issuance costs and $40.9 million was incurred in debt issuance costs. No transaction costs were incurred in the three months ended March 31, 2018 and 2017.

Restructuring Charges

In February 2017, Management performed a strategic review of human resources at Novitex for the purpose of assessing the business need for their employment and for the purpose of quantifying the synergies resulting from the acquisition. As a result, in June 2017, representatives of SourceHOV and HGM Group communicated the termination of certain executives and non-executive Novitex employees. There were no restructuring charges incurred in the three months ended March 31, 2018 and 2017.

The Company determined that costs associated with termination benefits should be accounted for separately from the acquisition, as a post combination expense of the combined entity because the expense was incurred for the benefit of the combined entity. As of July 12, 2017, the Company recorded severance expense in the amount of $4.6 million related to the impacted executives and $0.1 million related to other terminations in the statement of operations No severance expense was incurred or recognized for the three months ended March 31, 2018.

5.         Intangibles Assets and Goodwill

Intangibles

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	$504,643	$(149,576)	$355,067
Developed technology	89,077	(81,543)	7,534
Trade names	13,100	(775)	12,325
Outsource contract costs	40,996	(20,182)	20,814
Internally developed software	30,762	(4,398)	26,364
Trademarks	23,370	(6,927)	16,443
Non compete agreements	1,350	(969)	381
Intangibles, net	$703,298	$(264,370)	$438,928

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Intangible Assets, Net
Customer relationships	$504,643	$(135,962)	$368,681
Developed technology	89,076	(77,103)	11,973
Trade names (b)	13,100	—	13,100
Outsource contract costs	40,456	(17,526)	22,930
Internally developed software	28,254	(2,597)	25,657
Trademarks	23,370	(1,446)	21,924
Non compete agreements	1,350	(631)	719
Intangibles, net	$700,249	$(235,265)	$464,984

(a) Amounts include intangibles acquired in the 2017 Business Combination.

(b) The carrying amount of trade names for 2017 is net of accumulated impairment losses of $39.3 million.

Goodwill

Goodwill by reporting segment consists of the following:

	Goodwill	Additions		Reductions		Currency translation adjustments	Goodwill (a)
ITPS	$159,394	$406,522	(b)	$—		$299	$566,215
HC	86,786	—		—		—	86,786
LLPS	127,111	—		(32,787	)(c)	—	94,324
Balance as of December 31, 2017	$373,291	$406,522		$(32,787)		$299	$747,325
ITPS	566,215						566,215
HC	86,786						86,786
LLPS	94,324	—				—	94,324
Balance as of March 31, 2018	$747,325	$—		$—		$—	$747,325

(a)         The carrying amount of goodwill for all periods presented is net of accumulated impairment losses of $137.9 million.

(b)         Addition to goodwill is due to the Novitex acquisition. Refer to Note 3.

(c)          The reduction in goodwill is due to $30.1 million for impairment recorded in the fourth quarter of 2017 and $2.7 million for the sale of Meridian Consulting Group, LLC in the first quarter of 2017.

6.    Long-Term Debt and Credit Facilities

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

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Debt Refinancing

Upon the closing of the Business Combination on July 12, 2017, the $1,050.7 million outstanding balance of SourceHOV related debt facilities and the $420.5 million outstanding balance of Novitex debt facilities were paid off using proceeds from the Credit Agreement and issuance of the Notes.

In accordance with ASC 470 — Debt — Modifications and Extinguishments, as a result of certain lenders that participated in SourceHOV’s debt structure prior to the refinancing and the Company’s debt structure after the refinancing, it was determined that a portion of the refinancing of SourceHOV’s First lien secured term loan and Second lien secured term loan (“original term loans”) would be accounted for as a debt modification, and the remaining would be accounted for as an extinguishment. The Company incurred $28.9 million in debt issuance costs related to the new secured term loan, of which $2.8 million was third party costs. The Company expensed $1.1 million of costs related to the modified debt and capitalized the remaining $27.8 million. The Company wrote off $30.5 million of the unamortized issuance costs and discounts associated with the retirement of SourceHOV’s credit facilities. The Company has approximately $3.3 million and $3.5 million of remaining unamortized debt issuance costs and debt discounts, respectively, associated with the modified portion of the original term loans that will be amortized over the term of the new term loan, which are presented on the balance sheet as a contra-debt liability. The Company incurred a $5.0 million prepayment penalty related the Company’s original term loans that was recorded as a loss on extinguishment of debt.

The proceeds of the new debt financing were also used to pay fees and expenses incurred in connection with the Business Combination and for general corporate purposes.

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, a (i) $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount (“OID”) of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022, none of which is currently drawn. As of March 31, 2018 and December 31, 2017, the Company had outstanding irrevocable letters of credit totaling approximately $20.6 million and $20.9 million, respectively, under the senior secured revolving facility.

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

Long-Term Debt Outstanding

As of March 31, 2018 and December 31, 2017, the following long-term debt instruments were outstanding:

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
Other (a)	18,815	17,534
First lien credit agreement (b)	308,104	308,825
Senior secured notes (c)	971,280	970,300
Total debt	1,298,199	1,296,659
Less: Current portion of long-term debt	(21,170)	(20,565)
Long-term debt, net of current maturities	$1,277,029	$1,276,094

(a)                  Other debt represents the Company’s outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company.

(b)                  Net of unamortized original issue discount and debt issuance costs of $9.5 million and $28.0 million and $9.9 million and $29.1 million as of March 31, 2018 and December 31, 2017.

(c)                   Net of unamortized debt discount and debt issuance costs of $20.5 million and $8.2 million and $21.2 million and $8.5 million as of March 31, 2018 and December 31, 2017.

7.         Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under U.S. GAAP. The Company recorded an income tax expense of million $4.0 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018, the Company’s ETR of (20.2%) differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s U.S. disallowed interest expense carryforwards created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three months ended March 31, 2017, the Company’s ETR of (14.65%) differed from the expected U.S. statutory tax rate of 35.0%, and was primarily impacted by permanent tax adjustments, foreign operations, and a valuation allowance against certain domestic deferred tax assets that are not more-likely-than-not to be realized.

The TCJA subjects a US shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At March 31, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our annual effective ETR and have not provided additional GILTI on deferred items.

As of March 31, 2018, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2017.

8.                            Employee Benefit Plans

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

The expected rate of return assumptions for U.K pension plan assets are based mainly on historical performance achieved over a long period of time (15 to 20 years) encompassing many business and economic cycles. The Company assumed a weighted average expected long-term rate on plan assets for the overall scheme of 4.25%.

Tax Effect on Accumulated Other Comprehensive Loss

As of March 31, 2018 and December 31, 2017, the Company recorded actuarial losses of $11.5 million and $11.1 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million.

Pension and Post Retirement Expense

The components of the net periodic benefit cost are as follows:

	Three Months ended March 31,
	2018	2017
Service cost	$2	$2
Interest cost	586	553
Expected return on plan assets	(719)	(577)
Amortization:
Amortization of prior service cost	(36)	(32)
Amortization of net (gain) loss	463	500
Net periodic benefit cost	$296	$446

Upon adopting ASU no. 2017-07 as described in Note 2, the company now records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of Revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $0.6 million and $0.6 million to its pension plans during the three months ended March 31, 2018 and 2017, respectively. The Company has fully funded the pension plans for 2018 based on current plan provisions.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

9.                            Commitments and Contingencies

Appraisal Demand

On September 21, 2017, stockholders of our wholly-owned subsidiary SourceHOV, who allege combined ownership of 10,304 shares of SourceHOV common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017-0673-JRS (the “Appraisal Action”). The Appraisal Action arises out of the Business Combination Transaction, which  gave rise to appraisal rights  pursuant to 8 Del. C. § 262.  In the Appraisal Action, the petitioners seek, among other things, a determination of the fair value of their shares at the time of the Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. On October 12, 2017, SourceHOV filed its answer to the petition and a verified list pursuant to 8 Del. C. § 262(f). Trial is currently scheduled for June 2019. At this early stage of the litigation, the Company is unable to predict the outcome of the Appraisal Action or estimate any loss or range of loss that may arise from the Appraisal Action.

10.    Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of March 31, 2018 and December 31, 2017 due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 100.9% and 101.0% respectively, of the respective principal balance outstanding as of March 31, 2018. The carrying value approximates the fair value for the long-term debt. Other debt represents the Company’s outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt using Level 2 inputs including the recent issue of the debt, the Company’s credit rating, and the current risk-free rate. The Company’s contingent liabilities related to prior acquisitions are re-measured each period and represent a Level 2 measurement as it is based on using an earn out method based on the agreement terms.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2018 and December 31, 2017:

			Fair Value Measurements
As of March 31, 2018	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Recurring and nonrecurring assets and liabilities:
Acquisition contingent liability	$721	$721	$—	$—	$721
Long-term debt	1,277,029	1,356,297		1,356,297
Interest rate swap asset	4,625	4,625	—	4,625
	$1,282,375	$1,361,643	$—	$1,360,922	$721

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Carrying	Fair	Fair Value measurements
As of December 31, 2017	Amount	Value	Level 1	Level 2	Level 3
Recurring and nonrecurring assets and liabilities:
Acquisition contingent liability	$721	$721	$—	$—	$721
Long-term debt	1,276,094	1,308,478		1,308,478
Interest rate swap asset	1,297	1,297	—	1,297
	$1,278,112	$1,310,496	$—	$1,309,775	$721

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

	March 31,	December 31,
	2018	2017
Balance as of Beginning of Period	$721	$721
Payments/Reductions	—	—
Balance as of End of Period	$721	$721

11.   Stock-Based Compensation

At Closing, SourceHOV had 24,535 restricted stock units (“RSUs”) outstanding under its 2013 Long Term Incentive Plan (“2013 Plan”). Simultaneous with the Closing, the 2013 Plan, as well as all vested and unvested RSUs under the 2013 Plan, were assumed by Ex-Sigma, LLC (“ExSigma”), an entity formed by the former SourceHOV equity holders, which is also the Company’s principal stockholder. In accordance with U.S. GAAP, the Company will continue to incur compensation expense related to the 9,880 unvested RSUs as of July 12, 2017 on a straight-line basis until fully vested, as the recipients of the RSUs are employees of the Company. Subject to continuous employment and other terms of the 2013 Plan, all remaining unvested RSUs with an initial vesting period of 3 or 4 years will vest in April 2019. Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $0.9 million related to these awards for the three months ended March 31, 2018.

Exela 2018 Stock Incentive Plan

On January 17, 2018, Exela’s 2018 Stock Incentive Plan (the “2018 Plan”) became effective. The 2018 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based compensation to eligible participants. Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The plan administrator determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date. The Company will be authorized to issue up to 8,323,764 shares of Common Stock. No awards have been issued under the 2018 Plan as of March 31, 2018.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

A summary of the status of restricted stock units as of March 31, 2018 and December 31, 2017 and the changes during the periods then ended is presented as follows:

	Number of Shares	Weighted Remaining Contractural Life (Years)	Weighted Average Aggregate Intrinsic Value ($)
Nonvested at January 1, 2017	8,887	2.01	$1,567
Shares granted	—		—
Shares forfeited	(1,192)		—
Shares vested	(2,295)		—
Nonvested at December 31, 2017	5,400	1.33	$1,633
Shares granted	—		—
Shares forfeited	—		—
Shares vested	—		—
Nonvested at March 31, 2018	5,400	1.08	$1,573

As of March 31, 2018, there was approximately $5.0 million of total unrecognized compensation expense related to restricted stock, which will be recognized over the respective service period of approximately 1.08 years until April of 2019. There were 24,535 restricted stock units outstanding, of which 5,400 were unvested as of March 31, 2018.

Restricted Stock Unit Grants

As part of the 2018 plan Exela issued Restricted Stock Units (“RSUs”) to directors on April 2, 2018. The RSUs are subject to all of the terms and conditions of the 2018 Plan. In total Exela issued 207,020 units at a grant date fair value of $1.1 million. Provided that the Holder has not undergone a Termination prior to the applicable vesting date, 86,874 of the shares issued shall vest immediately prior to the 2018 annual meeting of the stockholders of the Company. Provided that Holder has not undergone a Termination prior to the applicable vesting date, for 120,146 of the shares issued, thirty-three and one third percent of the Restricted Stock Units shall vest immediately prior to each of the 2018 annual meeting of the stockholders of the Company, the 2019 annual meeting of the stockholders of the Company and the 2020 annual meeting of the stockholders of the Company.

12.     Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of common stock, par value $0.0001 per share. At March 31, 2018 the Company had  152,515,918 shares of common stock outstanding: a) 80,600,000 shares of common stock were issued to to Ex-Sigma, b) 30,600,000 shares of common stock to the sole shareholder of Novitex, c) 12,093,331 shares of common stock to the shareholders of Quinpario who did not redeem their shares, d) 3,609,375 to certain third party advisors involved in the Business Combination, and 19,599,818 shares of common stock issued to holders as part of a private placement at $8 per share. Certain shareholders of Quinpario were offered 25% common stock bonuses if

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

they executed conversion agreements within a specified time limit. No agreements were executed for the three months ended March 31, 2018. As of March 31, 2018, there were no additional issuances of common stock.

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

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2018, the Company had 4,569,233 shares of Series A Preferred Stock outstanding. The par value of Series A Preferred Stock is $0.0001 per share.  Each share of Series A Convertible Preferred Stock will be convertible at the holder’s option, at any time after the six-month anniversary and prior to the third anniversary of the issue date, initially into 1.2226 shares of Exela Common Stock.

Holders of the Series A Preferred Stock will be entitled to receive cumulative dividends at a rate per annum of 10% of the Liquidation Preference per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date until the third anniversary of the issue date, the amount of all accrued but unpaid dividends on the Series A Preferred Stock will be added to the Liquidation Preference without any action by the Company’s board of directors. For the quarter ended March 31, 2018 this amount was $0.9 million as reflected on the Consolidated Statement of Operations.

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

Treasury Stock

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company may, from time to time, purchase up to 5,000,000 shares of its Common Stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The decision as to whether to purchase any shares and the timing of purchases, if any, will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. The Share Buyback Program does not obligate the Company to purchase any shares and expires in 24 months. The Share Buyback Program may be terminated or amended by the Company’s board of directors in its discretion at any time. No shares were repurchased for the three months ended March 31, 2018.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Under the Share Buyback Program we purchased an additional 136,905 shares during April 2018 at an average share price of $4.70.

Warrants

At March 31, 2018, there were a total of 34,980,163 warrants outstanding. As part of its IPO, Quinpario had issued 35,000,000 units including one share of common stock and one warrant. The warrants are traded on the OTC Bulletin Board as of March 31, 2018.

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

13.    Related-Party Transactions

Leasing Transactions

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates through common interest held by Ex-Sigma 2 LLC, our largest stockholder. The rental expense for these operating leases was $0.2 million for the three months ended March 31, 2018 and none were incurred for the three months ended March 31, 2017.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was approximately $0.1 million for the three months ended March 31, 2018 and no such expense was recognized for the three months ended March 31, 2017.

The Company receives consulting services from Shadow Pond, LLC. Shadow Pond, LLC is wholly owned and controlled by Vik Negi, our Executive Vice President Treasury and Business Affairs. The consulting arrangement was established to compensate Mr. Negi for his services to the Company prior to becoming an employee. The expense recognized for these services was approximately $0.1 million and $0.1 million for three months ended March 31, 2018 and 2017, respectively. We expect the consulting arrangement with Shadow Pond, LLC to terminate on April 1, 2018 and for Mr.Negi to continue to provide services as an employee of the Company.

Relationship with HandsOn Global Management

The Company incurred management fees to HandsOn Global Management (“HGM”), SourceHOV’s former owner, of $1.5 million for the three months ended March 31, 2017. The management agreement terminated in 2017 and there were no such fees for the three months ended March 31, 2018.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and SourceHOV, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, SourceHOV is party to ten master agreements with entities affiliated with HGM’s ventures portfolio, each of which were entered into during 2015 and 2016. Each master agreement provides SourceHOV with free use of technology and includes a reseller arrangement pursuant to which SourceHOV is entitled to sell these services to third parties. Any revenue earned by SourceHOV in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of SourceHOV. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM ventures portfolio. SourceHOV has the license to use and resell such brands, as described therein. We incurred fees relating to these agreements of $0.2 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

Relationship with HOV Services, Ltd.

HOV Services, Ltd. provides the Company data capture and technology services. HOV Services, Ltd is an indirect equity holder of Ex-Sigma LLC. The expense recognized for these services was approximately $0.4 million for the three months ended March 31, 2018 and 2017 and is included in cost of revenue in the consolidated statements of operations.

Relationship with Apollo Global Management, LLC

The Company provides services to and receives services from certain Apollo affiliated companies. Funds managed by Apollo Global Management, LLC have the right to designate two of the Company’s directors. On November 18, 2014, Novitex Solutions, entered into a master services agreement with Management Holdings, an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, Novitex Solutions provides Management Holdings printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. We recognized revenue of approximately $0.1 million in our consolidated statements of operations from Apollo affiliated companies under this agreement for the three months ended March 31, 2018 and 2017.

On January 18, 2017, Novitex Solutions entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC (“Caesars”). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, Novitex Solutions provides managed print services to Caesars, including general equipment operation, supply management, support services and technical support. We recognized revenue of approximately $1.0 million in our consolidated statements of operations from Caesars under this master purchase and professional services agreement for the three months ended March 31, 2018.

On May 5, 2017, Novitex Solutions entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, Novitex Solutions provides ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. We recognized revenue of less than $0.1 million in our consolidated statements of operations from ADT LLC under this master services agreement for the three months ended March 31, 2018.

On July 20, 2017, Novitex Solutions entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, Novitex Solutions provides commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $2.4 million and cost of revenue of $0.1 million from Diamond Resorts Centralized Services Company under this master services agreement during the three months ended March 31, 2018.

In April 2016, the Company’s subsidiary, Novitex Enterprise Solutions, Inc. (“Novitex Solutions”) entered into a master services agreement with Presidio Networked Solutions Group, LLC (“Presidio Group”), a wholly-owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo and with a common Apollo designated director. Pursuant to this master services agreement, Presidio Group provides Novitex Solutions with employees, subcontractors, and/or goods and services. For the three months ended March 31, 2018 there were related party expenses of $0.1 million for this service.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

Payable Balances with Affiliates

Payable balances with affiliates as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
HOV Services, Ltd	$410	$286
Rule 14	37	158
HGM	13,420	13,689
Apollo affiliated company	303	312
Other	2	—
	$14,172	$14,445

14.    Segment Information

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with its clients. The Company is organized into three segments: ITPS, HS, and LLPS.

ITPS: Our ITPS segment provides a wide range of solutions and services designed to aid businesses in information capture, processing, decisioning and distribution to customers primarily in the financial services, commercial, public sector and legal industries.

HS: Our HS segment operates and maintains a consulting and outsourcing business specializing in both the healthcare provider and payer markets.

LLPS: Our LLPS segment provides a broad and active array of legal services in connection with class action, bankruptcy labor, claims adjudication and employment and other legal matters.

The chief operating decision maker reviews operating segment revenue and gross profit. The Company does not allocate SG&A, depreciation and amortization, interest expense and sundry, net. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segments are not presented.

	Three months ended March 31, 2018
	ITPS	HS	LLPS	Total
Revenue	311,937	58,632	22,598	393,167
Cost of revenue	245,173	34,956	13,663	293,792
Selling, general and administrative expenses				45,595
Depreciation and amortization				38,019
Related party expense				1,105
Interest expense, net				38,017
Sundry expense, net				(64)
Other income, net				(3,328)
Net loss before income taxes				$(19,969)

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three months ended March 31, 2017
	ITPS	HS	LLPS	Total
Revenue	135,797	59,078	23,385	218,260
Cost of revenue	91,599	37,828	14,281	143,708
Selling, general and administrative expenses				35,581
Depreciation and amortization				21,320
Related party expense				2,385
Interest expense, net				26,219
Sundry expense, net				2,724
Other income, net				—
Net loss before income taxes				$(13,677)

15. Subsequent Events

On April 10, 2018 Exela announced the acquisition of Asterion International Group (“Asterion”), a well-established provider of technology driven business process outsourcing, document management and business process automation (BPA) across Europe. Asterion currently serves over 250 key customers in Europe from 13 operating locations and 30 customer sites. The purchase price was approximately $19.5 million. This acquisition will not only enable Asterion’s customers to access Exela’s full suite of BPA solutions but also strategically position Exela to expand its existing revenue base through a broader portfolio of offerings with a larger European presence.

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

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, the estimated or anticipated future results and benefits of the Business Combination, future opportunities for the combined company, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2017 (our “Annual Report”) under the heading “Risk Factors” and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide Exela’s expectations, plans or forecasts of future events and views as of the date of this quarterly report. Exela anticipates that subsequent events and developments will cause Exela’s assessments to change. These forward-looking statements should not be relied upon as representing Exela’s assessments as of any date subsequent to the date of this quarterly report.

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

History

We are a former blank check company that completed our initial public offering on January 22, 2015. In July 2017, Exela Technologies, Inc. (“Exela”), formerly known as Quinpario Acquisition Corp. 2 (“Quinpario”), completed its acquisition of SourceHOV Holdings, Inc. (“SourceHOV”) and Novitex Holdings, Inc. (“Novitex”) pursuant to the business combination agreement dated February 21, 2017 (“Business Combination”). In conjunction with the completion of the Business Combination, Quinpario was renamed as Exela Technologies, Inc.

The Business Combination was accounted for as a reverse merger for which SourceHOV was determined to be the accounting acquirer. Outstanding shares of SourceHOV were converted into equity in a newly formed entity that acquired our common shares, presented as a recapitalization, and the net assets of Quinpario were acquired at historical cost, with no goodwill or other intangible assets recorded. The acquisition of Novitex was treated as a business combination under ASC 805 and was accounted for using the acquisition method.  The strategic combination of SourceHOV and Novitex formed Exela, which is one of the largest global providers of information processing solutions based on revenues.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the quarter ended March 31, 2018 is only partially comparable to the financial information for the quarter ended March 31, 2017. Since SourceHOV was deemed the accounting acquirer in the Business Combination consummated on July 12, 2017, the presented financial information for the quarter ended March 31, 2017 reflects the financial information and activities of SourceHOV only. The presented financial information for the quarter ended March 31, 2018 includes the financial information and activities for SourceHOV and Novitex for the period January 1, 2018 to March 31, 2018.  This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows.

Our Segments

Our three reportable segments are Information & Transaction Processing Solutions (‘‘ITPS’’), Healthcare Solutions (‘‘HS’’), and Legal & Loss Prevention Services (‘‘LLPS’’). These segments are comprised of significant strategic business units that align our transaction processing solutions and enterprise information management products and services with how we manage our business, approach our key markets and interact with our clients based on their respective industries.

ITPS: Our largest segment, ITPS, provides a wide range of solutions and services designed to aid businesses in information capture, processing, and distribution to customers primarily in the financial services, commercial, public sector and legal industries. Our major customers include the top 10 U.S. banks, 9 of the top 10 U.S. insurance companies, 5 of the top U.S. telecom companies, over 40 utility companies, over 30 state and county departments, and over 80 government entities. Our ITPS offerings enable companies to increase availability of working capital, reduce turnaround times for application processes, increase regulatory compliance and enhance consumer engagement.

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

On April 10, 2018 Exela announced the acquisition of Asterion International Group (“Asterion”), a well-established provider of technology driven business process outsourcing, document management and business process automation (BPA) across Europe. Asterion currently serves over 250 key customers in Europe from 13 operating locations and 30 customer sites. The purchase price was approximately $19.5 million. The acquisition comes with minimal customer overlap and is strategic to expand Exela’s pro forma combined European business to over $200 million in annual revenue. This acquisition will not only enable Asterion’s customers to access Exela’s full suite of BPA solutions but also strategically position Exela to expand its existing revenue base through a broader portfolio of offerings with a larger European presence.

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

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $167.1 million and $95.6 million for the three months ended March 31, 2018 and 2017, respectively. The majority of our personnel costs are variable and are incurred only while we are providing our services.

Key Performance Indicators

We use a variety of operational and financial measures to assess our performance. Among the measures considered by our management are the following:

•                  Revenue by segment;

•                  EBITDA; and

•                  Adjusted EBITDA

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

Results of Operations

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017:

	Three Months ended March 31,
	2018	2017	Change	% Change
Revenue:
ITPS	$311,937	$135,797	$176,140	129.71%
HS	58,632	59,078	(446)	-0.75%
LLPS	22,598	23,385	(787)	-3.37%
Total revenue	393,167	218,260	174,907	80.14%
Cost of revenues:
ITPS	245,173	91,599	153,574	167.66%
HS	34,956	37,828	(2,872)	-7.59%
LLPS	13,663	14,281	(618)	-4.33%
Total cost of revenues	293,792	143,708	150,084	104.44%
Selling, general and administrative expenses	45,595	35,581	10,014	28.14%
Depreciation and amortization	38,019	21,320	16,699	78.33%
Related party expense	1,105	2,385	(1,280)	-53.67%
Operating income	14,656	15,266	(610)	-4.00%
Interest expense, net	38,017	26,219	11,798	45.00%
Sundry expense/(income), net	(64)	2,724	(2,788)	-102.35%
Other income, net	(3,328)	—	(3,328)	—
Net loss before taxes	(19,969)	(13,677)	(6,292)	46.00%
Income tax (expense) benefit	(4,025)	(2,004)	(2,021)	100.85%
Net loss	(23,994)	(15,681)	(8,313)	53.01%

Revenue

The increase in total revenues was primarily related to the acquisition of Novitex in July 2017. Our ITPS, HS, and LLPS segments constituted 79.3%, 14.9%, and 5.7% of total revenue, respectively, for the three months ended March 31, 2018, compared to 62.2%, 27.1%, and 10.7%, respectively, for the three months ended March 31, 2017. The revenue changes by reporting segment were as follows:

ITPS—The increase was primarily attributable to the acquisition of Novitex in 2017, which contributed $174.1 million, or 98.9% of the increase.

HS—For the three months ended March 31, 2018 compared to the three months ended March 31, 2017 the nature and amounts of revenues remained materially consistent.

LLPS—For the three months ended March 31, 2018 compared to the three months ended March 31, 2017 the nature and amounts of revenues remained materially consistent.

Cost of Revenue

The increase in total cost of revenue was primarily related to the acquisition of Novitex in July 2017. The increase was partially offset by decreases in the HS and LLPS segments. The cost of revenue changes by operating segment was as follows:

ITPS—The increase was primarily attributable to the acquisition of Novitex in 2017, which contributed approximately $150.4 million, or 97.9% of the increase.

HS—The decrease was primarily driven by cost saving synergies.

LLPS—The decrease was primarily attributable to a corresponding decrease in revenues.

Selling, General and Administrative Expenses (“SG&A”)

The increase was primarily attributable to the acquisition of Novitex in 2017, which contributed $9.5 million in expense for the three months ended March 31, 2018.

Depreciation & Amortization

The increase was primarily attributable to accelerated amortization of Novitex and TransCentra trademarks resulting in higher amortization expense.

Related Party Expenses

The decrease was primarily attributable the termination of the management agreement with Hands on Global Management resulting in lower management fees paid of $1.5 million.

Interest Expense

The increase was primarily attributable to the issuance of new debt in conjunction with the Business Combination.

Sundry Expense

The decrease was attributable to foreign currency transaction losses associated with exchange rate fluctuations.

Other Income

The increase is primarily attributable to an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of the derivative of $3.3 million for the quarter ended March 31, 2018 were recorded directly in earnings.

Income Tax (Expense) Benefit

We had income tax expense of $4.0 million for the three months ended March 31, 2018 compared to $2.0 million for the three months ended March 31, 2017. The change in the income tax expense was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets. The change in the effective tax rate for the three months ended March 31, 2018 resulted from permanent tax adjustments and valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Net Loss	$(23,994)	$(15,681)
Taxes	4,025	2,004
Interest Expense	38,017	26,219
Depreciation and Amortization	38,019	21,320
EBITDA	56,067	33,862
Optimization and Restructuring expenses (1)	14,513	4,337
Transaction related costs (2)	1,057	5,066
Non-cash equity compensation (3)	959	310
Other non-cash charges (4)	—	75
Loss on sale of of assets	299	—
Non-cash gain on sale of Meridian (5)	—	(251)
Management, Board Fees and expenses (6)	—	2,060
Gain/Loss on Derivative Instruments	(3,328)	—
Adjusted EBITDA	69,567	45,459

1.     Adjustment represents net salary and benefits associated with positions that are part of the on-going savings initiatives including severance, retention bonuses, and related fees and expenses. Additionally, the adjustment includes charges incurred by us to terminate existing lease and vendor contracts as part of the on-going savings initiatives.

2.              Represents costs incurred related to transactions for completed or contemplated transactions during the period.

3.              Represents the non-cash charges related to restricted stock units granted by Ex-Sigma, LLC to our employees that vested during the year.

4.              Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting.

5.              Represents a gain recognized on the disposal of Meridian Consulting Group, LLC.

6.              Amount represents management fees paid to HGM and TransCentra’s prior owner, Board of Directors fees and corresponding travel, and other expenses (e.g., rating agency fees, chargebacks) which are not expected to continue on a go-forward basis.

Three months ended March 31, 2018 compared to the Three Months ended March 31, 2017

EBITDA and Adjusted EBITDA

EBITDA was $56.1 million for the three months ended March 31, 2018 compared to $33.9 million for the three months ended March 31, 2017. Adjusted EBITDA was $69.6 million for the three months ended March 31, 2018 compared to $45.5 million for the three months ended March 31, 2017. The increase in EBITDA was primarily due to a higher net loss amount and increased optimization and restructuring expenses for the three months ended March 31, 2018 resulting from the acquisition of Novitex in 2017.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is principally cash generated from operating activities supplemented as necessary on a short-term basis by borrowings against our senior secured revolving credit facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business.

We currently expect to spend approximately $40 to $45 million on total capital expenditures over the next twelve months. We believe that our operating cash flow and available borrowings under our credit facility will be sufficient to fund our operations for at least the next twelve months.

At March 31, 2018, cash and cash equivalents totaled $26.9 million and we had availability of $79.4 million under our senior secured revolving credit facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2018	2017
Cash flow from operating activities	$(20,083)	$4,230
Cash flow used in investing activities	(8,643)	(4,181)
Cash flows (used in) provided by financing activities	(13,387)	7,550
Subtotal	(42,113)	7,599
Effect of exchange rates on cash	55	(44)
Net increase/(decrease) in cash	(42,058)	7,555

Analysis of Cash Flow Changes between the Three Months Ended March 31, 2018 and March 31, 2017

Operating Activities—Net cash used by operating activities was $20.1 million for the three months ended March 31, 2018, compared to $4.2 million provided for the three months ended March 31, 2017. The decrease of $24.3 million in cash flow from operating activities was primarily due to higher interest payments on long-term debt in the first quarter of 2018 partially offset by lower cash inflows from accounts receivable due to unbilled receivables from new customers.

Investing Activities—Net cash used in investing activities was $8.6 million for the three months ended March 31, 2018 compared to $4.2 million for the three months ended March 31, 2017. The decrease of $4.4 million in cash used in investing activities was primarily due to the sale of Meridian in Q1 2017.

Financing Activities— Net cash used by financing activities was $13.4 million for the three months ended March 31, 2018, compared to $7.6 million provided for the three months ended March 31, 2017. The decrease of $20.9 million in cash provided by financing activities was primarily due to contributions from shareholders during the first quarter of 2017 and increased cash paid for equity issuance costs during the first quarter of 2018, partially offset by lower principal payments on long-term obligations.

Indebtedness

As noted, in connection with the Business Combination on July 12, 2017, we acquired debt facilities and issued notes totaling $1.4 billion. Proceeds from the indebtedness were used to pay off credit facilities existing immediately before the Business Combination.

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022, none of which is currently drawn. The Credit Agreement provides for the following interest rates for borrowings under the senior secured term facility and senior secured revolving facility: at the Company’s option, either (1) an adjusted LIBOR, subject to a 1.0% floor in the case of term loans, or (2) a base rate, in each case plus an applicable margin. The initial applicable margin for the senior secured term facility is 7.5% with respect to LIBOR borrowings and 6.5% with respect to base rate borrowings. The initial applicable margin for the senior secured revolving facility is 7.0% with respect to LIBOR borrowings and 6.0% with respect to base rate borrowings. The applicable margin for borrowings under the senior secured revolving facility is subject to step-downs based on leverage ratios. The senior secured term loan is subject to amortization payments, commencing on the last day of the first full fiscal quarter of the Company following the closing date, of 0.6% of the aggregate principal amount for each of the first eight payments and 1.3% of the aggregate principal amount for payments thereafter, with any balance due at maturity. As of March 31, 2018 the interest rate applicable for the first lien senior secured term loan was 10.0%.

Senior Secured Notes

Senior secured notes of $1.0 billion due July 2023 were also issued as part of the Business Combination. The notes bear interest at a rate of 10.0% per year. We pay interest on the notes on January 15 and July 15 of each year, commencing on January 15, 2018. The notes are guaranteed by subsidiary guarantors pursuant to a supplemental indenture.

Letters of Credit

As of March 31, 2018 and December 31, 2017, we had outstanding irrevocable letters of credit totaling approximately $20.6 million and $20.9 million, respectively, under the revolving credit facility.

Contractual Obligations

Our contractual obligations are described in our Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to that information since December 31, 2017.

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

ITEM 3.                            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

At March 31, 2018, we had $1,298.2 million of debt outstanding, with a weighted average interest rate of 9.9%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $13.0 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year; one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018.

The interest rate swap, which is used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other income in the amount of $3.3 million for the quarter ended March 31, 2018.

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

Off Balance Sheet Arrangements

At March 31, 2018, we had no material off balance sheet arrangements, except for operating leases. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements. Our operating leases are composed of various office and industrial buildings, machinery, equipment, and vehicles. As of December 31, 2017, our total future minimum lease payments under non-cancelable operating leases were $129.6 million. As of March 31, 2018, there were no material changes to either the nature or the amounts of operating leases as compared to the year ended December 31, 2017.

ITEM 4.                            INTERNAL CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting described below.

Material Weakness identified as of December 31, 2017

As of the year ended December 31, 2017, management identified a material weakness in internal controls over financial reporting relating to the supervision of specialists engaged to assist management in developing accounting conclusions with respect to a specific revenue contract and stock-based compensation accounting. We are addressing the material weakness through hiring additional experienced professionals. We have initiated changes in our process of evaluating information provided to and received from experts. We expect to be able to test the effectiveness of the changes in the second quarter of 2018. After successful effectiveness tests, we would be able to have remediated the material weakness.

Management’s Report on Internal Controls over Financial Reporting

Our Annual Report on Form 10-K for the year ended December 31, 2017 did not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                            LEGAL PROCEEDINGS

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

On October 12, 2017, SourceHOV filed its answer to the petition and a verified list pursuant to 8 Del. C. § 262(f). The parties have commenced discovery.  Trial is currently scheduled for June 2019.  At this stage of the litigation, the Company is unable to predict the outcome of the Appraisal Action or estimate any loss or range of loss that may arise from the Appraisal Action. Pursuant to the terms of the Business Combination Agreement, if such appraisal rights are perfected, a corresponding portion of shares of our Common Stock issued to Ex-Sigma 2 LLC, our principal stockholder, will be forfeited at such time as the PIPE Financing (as defined in the Consent, Waiver and Amendment dated June 15, 2017) is repaid. The Company intends to vigorously defend against the Appraisal Action.

Other

We are involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our Consolidated Financial Statements.

Item 1A. Risk Factors.

For a discussion of certain risk factors affecting the Company, see Part I, Item 1A: Risk Factors of Exela Technologies, Inc.’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our Common Stock during the period January 1, 2018 through March 31, 2018:

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company may, from time to time, purchase up to 5,000,000 shares of its Common Stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The decision as to whether to purchase any shares and the timing of purchases, if any, will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. The Share Buyback Program does not obligate the Company to purchase any shares and expires 24 months after authorized. The Share Buyback Program may be terminated or amended by the Company’s board of directors in its discretion at any time. In November of 2017, the Company purchased 49,300 shares as part of the Program. As of March 31, 2018, 49,300 shares had been repurchased under the Share Buyback Program. The Company records treasury stock using the cost method. Under the Share Buyback Program, we purchased an additional 136,905 shares during April 2018 at an average share price of $4.70.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1

Business Combination Agreement, dated as of February 21, 2017, by and among Quinpario Acquisition Corp. 2, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., Novitex Holdings, Inc., SourceHOV Holdings, Inc., Novitex Parent, L.P, HOVS LLC and HandsOn Fund 4 I, LLC (2)

3.1	Restated Certificate of Incorporation, dated July 12, 2017 (3)
3.2	Amended and Restated Bylaws, dated July 12, 2017 (3)
4.1	Specimen common stock Certificate (1)
4.2	Specimen Warrant Certificate (1)
4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
4.4

Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee (3)

4.5

First Supplemental Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee (3)

10.1	Amendment No. 1 to Amended & Restated Registration Rights Agreement, dated April 10, 2018, by and between the Company and the Holders (4)
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

(1)                                                         Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-198988).

(2)                                                         Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2017.

(3)                                                         Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 18, 2017.

(4)                                                         Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on April 10, 2018.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May, 2018.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James G. Reynolds
James G. Reynolds
Chief Financial Officer (Principal Financial and Accounting Officer)