Form 10-Q/A
period 2018-03-31
Exela Technologies, Inc.
filed 2018-05-11
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) of Exela Technologies, Inc. (the “Company”) is being filed to amend the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2018 (the “Original Filing”) to correct a scrivener’s error in the presentation of net loss per share in the Original Filing by moving the placement of the decimal from (1.64) to (0.16) for the three months ended March 31, 2018, and from (2.45) to (0.24) for the three months ended March 31, 2017.  For the convenience of the reader, this Amendment No. 1 restates in its entirety the remainder of Original Filing, and no other changes have been made to the Form 10-Q.

Exela Technologies, Inc.

Form 10-Q/A

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

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months ended March 31, 2018 and 2017

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months ended March 31,
	2018	2017
Revenue	$393,167	$218,260
Cost of revenue (exclusive of depreciation and amortization)	293,792	143,708
Selling, general and administrative expenses	45,595	35,581
Depreciation and amortization	38,019	21,320
Related party expense	1,105	2,385
Operating income (loss)	14,656	15,266
Other expense (income), net:
Interest expense, net	38,017	26,219
Sundry expense (income), net	(64)	2,724
Other income, net	(3,328)	—
Net loss before income taxes	(19,969)	(13,677)
Income tax (expense) benefit	(4,025)	(2,004)
Net loss	(23,994)	(15,681)
Cumulative dividends for Series A Preferred Stock	(914)	—
Net loss attributable to common stockholders	$(24,908)	$(15,681)
Net loss per share - basic and diluted	(0.16)	(0.24)

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

	Three Months ended March 31,
	2018	2017
Net loss attributable to common stock holders (A)	$(24,908)	$(15,681)
Weighted average common shares outstanding - basic and diluted (B)	152,140,117	64,024,557
Loss Per Share:
Basic and diluted (A/B)	$(0.16)	$(0.24)

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

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our consolidated financial statements and the related notes included elsewhere in this Form 10-Q/A. Among other things, the condensed consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than included in the following discussion.

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