Form 10-Q
period 2018-06-30
Exela Technologies, Inc.
filed 2018-08-09
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 6, 2018, the registrant had 151,121,721 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended June 30, 2018

Exela Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
As of June 30, 2018 and December 31, 2017

(in thousands of United States dollars except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$55,783	$39,000
Restricted cash	31,088	42,489
Accounts receivable, net of allowance for doubtful accounts of $4,488 and $3,725, respectively	262,260	229,704
Inventories, net	15,088	11,922
Prepaid expenses and other current assets	24,108	24,596
Total current assets	388,327	347,711
Property, plant and equipment, net	135,585	132,908
Goodwill	748,708	747,325
Intangible assets, net	419,725	464,984
Deferred income tax assets	15,280	9,019
Other noncurrent assets	21,276	12,891
Total assets	$1,728,901	$1,714,838
Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$86,304	$81,263
Related party payables	11,987	14,445
Income tax payable	5,385	3,612
Accrued liabilities	40,737	49,383
Accrued compensation and benefits	50,905	46,925
Accrued interest	48,885	55,102
Customer deposits	36,997	31,656
Deferred revenue	20,654	12,709
Obligation for claim payment	94,233	42,489
Current portion of capital lease obligations	16,568	15,611
Current portion of long-term debt	16,299	20,565
Total current liabilities	428,954	373,760
Long-term debt, net of current maturities	1,281,697	1,276,094
Capital lease obligations, net of current maturities	25,193	25,958
Pension liability	30,471	25,496
Deferred income tax liabilities	5,016	5,362
Long-term income tax liability	3,470	3,470
Other long-term liabilities	16,208	14,704
Total liabilities	$1,791,009	$1,724,844
Commitments and Contingencies (Note 9)
Stockholders’ deficit
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 152,565,218 shares issued and 151,747,225 outstanding at June 30, 2018 and 150,578,451 shares issued and 150,529,151 outstanding at December 31, 2017	$15	$15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 4,569,233 shares issued and outstanding at June 30, 2018 and 6,194,233 shares issued and outstanding at December 31, 2017	1	1
Additional paid in capital	482,018	482,018
Less:common stock held in treasury, at cost; 817,993 shares at June 30, 2018 and 49,300 shares at December 31, 2017	(3,728)	(249)
Equity based compensation	36,980	34,085
Accumulated deficit	(565,222)	(514,628)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(1,341)	(194)
Unrealized pension actuarial losses, net of tax	(10,831)	(11,054)
Total accumulated other comprehensive loss	(12,172)	(11,248)
Total stockholders’ deficit	(62,108)	(10,006)
Total liabilities and stockholders’ deficit	$1,728,901	$1,714,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the Three and Six Months ended June 30, 2018 and 2017

(in thousands of United States dollars except share and per share amounts)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Revenue	$410,382	$209,382	$803,549	$427,642
Cost of revenue (exclusive of depreciation and amortization)	313,954	140,418	607,746	284,126
Selling, general and administrative expenses	46,723	34,998	92,318	70,578
Depreciation and amortization	36,368	21,406	74,386	42,727
Related party expense	1,402	2,456	2,508	4,841
Operating income	11,935	10,104	26,591	25,370
Other expense (income), net:
Interest expense, net	38,527	27,869	76,544	54,088
Sundry expense (income), net	(2,325)	(327)	(2,389)	2,397
Other income, net	(704)	—	(4,032)	—
Net loss before income taxes	(23,563)	(17,438)	(43,532)	(31,115)
Income tax expense	(1,619)	(2,074)	(5,644)	(4,078)
Net loss	(25,182)	(19,512)	(49,176)	(35,193)
Cumulative dividends for Series A Preferred Stock	(914)	—	(1,828)	—
Net loss attributable to common stockholders	$(26,096)	$(19,512)	$(51,004)	$(35,193)
Net loss per share - basic and diluted	$(0.17)	$(0.28)	$(0.34)	$(0.50)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
For the Three and Six Months ended June 30, 2018 and 2017

(in thousands of United States dollars except share and per share amounts)
(Unaudited)

	Three Months ended June		Six Months ended June 30,
	2018	2017	2018	2017
Net loss	$(25,182)	$(19,512)	$(49,176)	$(35,193)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(879)	(1,391)	(1,147)	1,023
Unrealized pension actuarial gains (losses), net of tax	626	(683)	223	(964)
Comprehensive loss	$(25,435)	$(21,586)	$(50,100)	$(35,134)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months ended June 30, 2018 and 2017

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-In	Equity-based Compensation	Foreign Currency Translation	Unrealized Pension Actuarial	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Adjustment	Losses, net of tax	Deficit	Deficit
Balances at December 31, 2016, effect of reverse acquisition (refer to Note 4)	64,024,557	$—	—	$—	—	$—	$(57,389)	$27,342	$(3,547)	$(12,339)	$(293,968)	$(339,901)
Net loss January 1 to June 30, 2017											(35,193)	(35,193)
Equity-based compensation								2,217				2,217
Foreign currency translation adjustment									1,023			1,023
Contribution from Shareholders	5,697,032						20,546					20,546
Net realized pension actuarial gains, net of tax										(964)		(964)
Balances at June 30, 2017	69,721,589	$—	—	$—	—	$—	$(36,843)	$29,559	$(2,524)	$(13,303)	$(329,161)	$(352,272)

									Accumulated Other Comprehensive Income (Loss)
	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-In	Equity-based Compensation	Foreign Currency Translation	Unrealized Pension Actuarial	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Adjustment	Losses, net of tax	Deficit	Deficit
Balances at December 31, 2017	150,529,151	$15	6,194,233	$1	49,300	$(249)	$482,018	$34,085	$(194)	$(11,054)	$(514,628)	$(10,006)
Implementation of ASU 2014-09 (Note 2)											(1,418)	(1,418)
Net loss January 1 to June 30, 2018											(49,176)	(49,176)
Equity-based compensation								2,895				2,895
Foreign currency translation adjustment									(1,147)			(1,147)
Net realized pension actuarial gains, net of tax										223		223
Preferred shares converted to common	1,986,767		(1,625,000)									—
Shares Repurchased	(768,693)				768,693	(3,479)						(3,479)
Balances at June 30, 2018	151,747,225	$15	4,569,233	$1	817,993	$(3,728)	$482,018	$36,980	$(1,341)	$(10,831)	$(565,222)	$(62,108)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Six Months ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(49,176)	$(35,193)
Adjustments to reconcile net loss
Depreciation and amortization	74,386	42,727
Debt discount and debt issuance cost amortization	5,272	7,027
Provision for doubtful accounts	1,857	192
Deferred income tax benefit	705	617
Share-based compensation expense	2,895	2,217
Foreign currency remeasurement	(1,156)	972
Loss on sale of assets	1,340	26
Fair value adjustment for interest rate swap	(4,675)	—
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	(19,813)	(49)
Prepaid expenses and other assets	(1,603)	(1,794)
Accounts payable and accrued liabilities	40,677	24,543 (1)
Related party payables	(2,458)	(8,025)
Net cash provided by operating activities	48,251	33,260 (1)

Cash flows from investing activities
Purchases of property, plant and equipment	(10,244)	(3,409)
Additions to internally developed software	(2,115)	(4,731)
Costs to obtain and fulfill a contract	(3,695)	(6,038)
Cash paid in acquisition net of cash - Asterion	(4,145)	—
Proceeds on sale of assets	1,014	4,392
Net cash used in investing activities	(19,185)	(9,786)

Cash flows from financing activities
Change in bank overdraft	—	(210)
Common share repurchases	(3,479)
Proceeds from financing obligations	2,152	3,008
Contribution from shareholders	—	20,546
Cash paid for equity issue costs	(7,500)	—
Borrowings from revolver and swing-line loan	30,000	72,600
Repayments from revolver and swing line loan	(30,000)	(72,500)
Principal payments on long-term obligations	(14,447)	(28,153)
Net cash used in financing activities	(23,274)	(4,709)
Effect of exchange rates on cash	(410)	240
Net increase in cash and cash equivalents	5,382	19,005 (1)
Cash, restricted cash, and cash equivalents
Beginning of period	81,489	34,253 (1)
End of period	$86,871	$53,258 (1)

Supplemental cash flow data:
Income tax payments, net of refunds received	$3,864	$2,032
Interest paid	76,353	32,566
Noncash investing and financing activities:
Assets acquired through capital lease arrangements	7,787	187
Leasehold improvements funded by lessor	1,540	—
Accrued capital expenditures	1,144	1,026

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

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

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

Net Loss per Share

Earnings per share (“EPS”) is computed by dividing net loss available to holders of the Company’s Common Stock by the weighted average number of shares of Common Stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, using the more dilutive of the two-class method or if-converted method in periods of earnings. The two-class method is an earnings allocation method that determines earnings per share for Common Stock and participating securities. As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) was calculated based on the if-converted method. Diluted EPS excludes all dilutive potential of shares of Common Stock if their effect is anti-dilutive.

For the three and six months ended June 30, 2018, shares of the Series A Preferred Stock, if converted would have resulted in an additional 5,586,344 shares of Common Stock outstanding, but were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The Company has not included the effect of 35,000,000 warrants sold in the Quinpario Initial Public Offering (“IPO”) in the calculation of net income (loss) per share. Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s Common Stock price during the applicable period.

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders (A)	$(26,096)	$(19,512)	$(51,004)	$(35,193)
Weighted average common shares outstanding - basic and diluted (B)	152,259,589	69,721,589	152,186,473	69,721,589
Loss Per Share:
Basic and diluted (A/B)	$(0.17)	$(0.28)	$(0.34)	$(0.50)

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

2.                            Recently Adopted Accounting Pronouncements

Effective January 1, 2018 the Company adopted Accounting Standards Update (“ASU”) no. 2014-09, Revenue from Contracts with Customers (ASC 606). Under ASU 2014-09, revenue is recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018. The results for the reporting period beginning after January 1, 2018 are presented in accordance with the new standard, although historical information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. The adoption of ASC 606 did not have a material impact on the Company’s financial position, results of operations and cash flows as of or for the period ended June 30, 2018, and we expect the impact of the adoption of the new standard will be immaterial to our results of operations on an ongoing basis. The cumulative effect of accounting change recognized was $1.4 million recorded as an increase to beginning balance of accumulated deficit, and a corresponding reduction to Accounts receivable, net. See Note 3 for additional disclosure.

Effective January 1, 2018, the Company adopted ASU no. 2016-15, (Topic 230): Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance on the presentation and classification of eight specific types of cash receipts and cash payments in the statement of cash flows such as debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees, with the intent of reducing diversity in practice. We applied the guidance retrospectively to all periods presented. Exela will reclassify a loss on extinguishment of debt from operating activities to financing activities in the third quarter of 2017 in the to be filed quarterly and annual statements ended September 30, 2018 and December 31, 2018, respectively. The adoption had no impact on the Company’s financial position, results of operations and cash flows for the quarter ended June 30, 2018.

Effective January 1, 2018, the Company adopted ASU no. 2016-18, (Topic 230): Restricted Cash. Statement of Cash Flows: Restricted Cash. The ASU addresses diversity in practice that exists in the classification and presentation of changes in restricted cash and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We applied the guidance retrospectively to all periods presented. As a result of adopting the ASU no. 2016-18, restricted cash is included in the balances of restricted cash, cash and cash equivalents presented in the Statement of Cash Flows for the six months ended June 30, 2018 and 2017. Adopting the standard increased the net change in cash and cash equivalents, which is reflected within operating cash flows, by $3.4 million for the six months ended June 30, 2017. Total Cash and cash equivalents for the Beginning of period and End of period June 30, 2017 increased $25.9 million and $29.3 million due to the inclusion of restricted cash.

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

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU no. 2016-02, Leases (842). This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Since the issuance of the original standard, the FASB has issued a subsequent update that provides a practical expedient for land easements (ASU 2018-01). The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years and early application is permitted. The Company has a significant amount of facilities and equipment leases and is currently evaluating the impact that adopting this standard will have on the consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this ASU addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

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

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

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

Revenue Recognition

We account for revenue in accordance with ASC 606. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of our material sources of revenue are derived from contracts with customers, primarily relating to the provision of business and transaction processing services within each of our segments. We do not have any significant extended payment terms, as payment is received shortly after goods are delivered or services are provided.

Nature of Services

Our primary performance obligations are to stand ready to provide various forms of business processing services, consisting of a series of distinct services that are substantially the same and have the same pattern of transfer over time, and accordingly are combined into a single performance obligation. Our promise to our customers is typically to perform an unknown or unspecified quantity of tasks and the consideration received is contingent upon the customers’ use (i.e., number of transactions processed, requests fulfilled, etc.); as such, the total transaction price is variable. We allocate the variable fees to the single performance obligation charged to the distinct service period in which we have the contractual right to bill under the contract.

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region and by segment for the three and six months ended June 30, 2018, and 2017:

	Three months ended June 30,
	2018			2017
	ITPS	HS	LLPS	ITPS	HS	LLPS
United States	$264,864	$56,314	$23,936	$97,574	$58,065	$21,576
Europe	58,357	—	—	31,130	—	—
Other	6,911	—	—	1,037	—	—
Total	$330,132	$56,314	$23,936	$129,741	$58,065	$21,576

	Six months ended June 30,
	2018			2017
	ITPS	HS	LLPS	ITPS	HS	LLPS
United States	$534,815	$114,946	$46,535	$203,920	$117,143	$44,961
Europe	93,640	—	—	59,431	—	—
Other	13,613	—	—	2,187	—	—
Total	$642,068	$114,946	$46,535	$265,538	$117,143	$44,961

Contract Balances

The following table presents contract assets and contract liabilities recognized at June 30, 2018 and December 31, 2017:

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

	June 30,	December 31,
	2018	2017
Accounts receivable, net	$262,260	$229,704
Deferred revenues	21,049	13,717
Costs to obtain and fulfill a contract	20,505	22,929
Customer deposits	36,997	31,656

Accounts receivable, net includes $39.4 million and $27.9 million as of June 30, 2018 and December 31, 2017, respectively, representing amounts not billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $10.4 million during the six months ended June 30, 2018 that had been deferred as of December 31, 2017.

Costs incurred to obtain and fulfill contracts are deferred and expensed on a straight-line basis over the estimated benefit period. We recognized $4.9 million of amortization for these costs in the first six months of 2018 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract commissions and transition/set-up costs. Examples of such capitalized costs include hourly labor and related fringe benefits and travel costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from customers in advance for postage. The majority of the amounts recorded as of December 31, 2017 were used to pay for postage with the corresponding postage revenue being recognized during the six months ended June 30, 2018.

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

Certain of our contracts have multiple performance obligations, including contracts that combine software implementation services with post-implementation customer support. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we estimate our expected costs of satisfying a performance obligation and add an appropriate margin for that distinct good or service. We also use the adjusted market approach whereby we estimate the price that customers in the market would be willing to pay. In assessing whether to allocate variable consideration to a specific part of the contract, we consider the nature of the variable

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

payment and whether it relates specifically to its efforts to satisfy a specific part of the contract. Certain of our software implementation performance obligations are satisfied at a point in time, typically when customer acceptance is obtained.

When evaluating the transaction price, we analyze, on a contract-by-contract basis, all applicable variable consideration. The nature of our contracts give rise to variable consideration, including volume discounts, contract penalties, and other similar items that generally decrease the transaction price. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. We do not anticipate significant changes to our estimates of variable consideration.

We include reimbursements from customers, such as postage costs, in revenue, while the related costs are included in cost of revenue.

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, and (2) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of June 30, 2018 in each of the future periods below:

Estimated Remaining Fixed Consideration for
Unsatisfied Performance Obligations

2018	$36,049
2019	57,945
2020	33,599
2021	15,406
2022	5,790
2023 and thereafter	3,945
Total	$152,734

4.                            Business Combinations and Acquisitions

Novitex

On July 12, 2017, the Company consummated its business combination with SourceHOV and Novitex Holdings, Inc. (“Novitex,” the “Novitex Business Combination”) pursuant to the Business Combination Agreement and Consent, Waiver and Amendment to the Novitex Business Combination Agreement, dated February 21, 2017 and June 15, 2017. In connection with the Novitex Business Combination, the Company acquired debt facilities and issued notes totaling $1.4 billion (refer to Note 6 — Long Term Debt and Credit Facilities). Proceeds from the acquired debt were used to refinance the existing debt of SourceHOV, settle the outstanding debt of Novitex, and pay fees and expenses incurred in connection with the Novitex Business Combination. Immediately following the Novitex Business Combination, there were 146,910,648 shares of common stock, 9,194,233 shares of Series A Preferred Stock, and 35,000,000 warrants outstanding.

Under ASC 805, Business Combinations, SourceHOV was deemed the accounting acquirer based on the following predominant factors: it has the largest portion of voting rights in the Company, the Board and Management has more individuals coming from SourceHOV than either Quinpario or Novitex,

SourceHOV was the largest entity by revenue and by assets, and the headquarters was moved to the SourceHOV headquarters location. The Company acquired 100% of the equity of Novitex pursuant to the Business Combination Agreement by issuing 30,600,000 shares of common stock of Exela to Novitex Parent, L.P.; the sole stockholder of Novitex Holdings, Inc. Total value of equity for the transaction was $244.8 million. Additionally, as noted, the Company used proceeds from acquired debt to settle the outstanding debt of Novitex in the amount of $420.5 million, and pay transaction related costs and interest on behalf of Novitex in the amount of $10.3 million and $1.0 million, respectively, which was accounted for as part of consideration.

The following table summarizes the consideration paid for Novitex and the fair value of the assets acquired and liabilities assumed at the acquisition date on July 12, 2017:

Assets acquired:
Cash and equivalents	$8,428
Accounts receivable	87,474
Inventory	1,245
Prepaid expenses & other	13,974
Property and equipment, net	60,657
Identifiable intangible assets, net	251,060
Deferred charges and other assets	2,723
Other noncurrent assets	93
Goodwill, excess/deficient purchase price	406,060
Total identifiable assets acquired	$831,714
Liabilities Assumed:
Accounts payable	$(29,444)
Short-term borrowings and current portion of long term debt	(11,335)
Accrued liabilities	(30,432)
Advanced billings and customer deposits	(18,926)
Long term debt	(15,704)
Deferred taxes	(46,991)
Other liabilities	(2,226)
Total liabilities assumed	$(155,058)
Total Consideration	$676,656

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

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

	Weighted Average Useful Life (in years)	Fair Value
Trademark and trade name - Novitex	9.5	$18,000
Customer relationships	16.0	230,000
Inernally developed software - Connect Platform	5.0	1,710
Non-compete agreements	1.0	1,350
		$251,060

As of the date of the Novitex Business Combination, the weighted-average useful life of total identifiable intangible assets acquired in the Novitex Business Combination, excluding goodwill, was 15.4 years.

Through the acquisition of SourceHOV and Novitex, we continue to pursue revenue synergies, leverage brand awareness, generate greater free cash flow, expand the existing Novitex sales channels, and increase utilization of the existing workforce. The Company also anticipates continued opportunity for growth through the ability to leverage additional future services and capabilities. Our anticipation of synergies and leveraging existing brand awareness, among other factors, contributed to a purchase price in excess of the estimated fair value of Novitex’s identifiable net assets assumed, and as a result, the Company has recorded goodwill in connection with this acquisition. Approximately $14.0 million of the goodwill recorded was tax deductible, which was carried over from the tax basis of the seller. Since the acquisition date of July 12, 2017, $134.4 million of revenue and $5.0 million of net loss were included in our consolidated revenues and net loss, respectively, for Novitex for the year ended December 31, 2017. These results are included in the ITPS segment.

Transaction Costs

The Company incurred approximately $60.0 million in advisory, legal, accounting and management fees in conjunction with the Novitex Business Combination as of December 31, 2017, excluding contract cancellation and advising fees to HGM of $23.0 million. Additionally, $7.6 million was incurred related to equity issuance costs and $40.9 million was incurred in debt issuance costs. No transaction costs were incurred in the six months ended June 30, 2018 and $8.4 million were incurred during the six months ended June 30, 2017.

Restructuring Charges

In February 2017, Management performed a strategic review of human resources at Novitex for the purpose of assessing the business need for their employment and for the purpose of quantifying the synergies resulting from the acquisition. As a result, in June 2017, representatives of SourceHOV and HGM Group communicated the termination of certain executives and non-executive Novitex employees. There were no restructuring charges incurred in the six months ended June 30, 2018 and 2017.

The Company determined that costs associated with termination benefits should be accounted for separately from the acquisition, as a post combination expense of the combined entity because the expense was incurred for the benefit of the combined entity. In connection with the closing of the Novitex Business Combination in the third quarter of 2017 the Company recorded severance expense in the amount of $4.6 million related to the impacted executives and $0.1 million related to other terminations in the statement of operations. No severance expense was incurred or recognized for the six months ended June 30, 2018 and 2017.

Asterion

On April 10, 2018, Exela completed the acquisition of Asterion International Group (“Asterion,” the “Asterion Business Combination”), a well-established provider of technology driven business process outsourcing, document management and business process automation across Europe. The purchase

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

price was approximately $19.5 million. The acquisition comes with minimal customer overlap and is strategic to expand Exela’s European business.

The acquired assets and assumed liabilities of Asterion were recorded at their estimated fair values. The purchase price allocation for Asterion is preliminary for estimates for items such as income taxes and subject to change within the respective measurement period, which will not extend beyond one year from the acquisition date. Measurement period adjustments will be recognized in the reporting period in which the adjustment amounts are determined.

The following table summarizes the consideration paid for Asterion and the preliminary fair value of the assets acquired and liabilities assumed at the acquisition date on April 10, 2018:

Assets Acquired:
Cash and cash equivalents	$15,323
Accounts receivable	18,123
Other current assets	2,282
Inventories, net	1,137
Property, plant, and equipment, net	4,747
Deferred income tax assets	6,317
Other noncurrent assets	522
Intangible assets, net	3,525
Goodwill	1,493
Total identifiable assets acquired	$53,469
Liabilities Assumed:
Accounts payable	$(6,583)
Income tax payable	(5)
Accrued liabilities	(7,718)
Accrued compensation and benefits	(7,079)
Deferred revenue	(880)
Current portion of long term debt	(664)
Current capital lease obligations	(331)
Customer deposits	(462)
Pension liability	(7,134)
Other long-term liabilities	(1,324)
Deferred income tax liabilities	(1,171)
Capital lease obligations, net of current maturities	(650)
Total liabilities assumed	$(34,001)
Total Consideration	$19,468

The majority of identifiable intangible assets consisted of customer relationships. Customer relationships were valued using the Income Approach, specifically the Multi-Period Excess Earnings method. This intangible acquired represents a Level 3 measurement as it is based on unobservable inputs reflecting Management’s own assumptions about the inputs used in pricing the asset at fair value.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

	Weighed Average
	Useful Life (in years)	Fair Value
Customer Relationships	9.5	$3,516

Through the acquisition of Asterion, we expect to leverage brand awareness, strengthen margins, and expand the existing Asterion sales channels. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Asterion’s identifiable net assets assumed, and as a result, the Company has recorded goodwill in connection with this acquisition. Since the date of acquisition, April 10, 2018, Exela has recognized $20.9 million in revenue related to Asterion in the Consolidated Statement of Operations. The impact of Asterion on net loss for the three and six months ended June 30, 2018 was not material.

5.                            Intangibles Assets and Goodwill

Intangibles

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	June 30, 2018
	Gross Carrying Amount (a)	Accumulated Amortization	Intangible Assets, Net
Customer relationships	$507,972	$(163,269)	$344,703
Developed technology	89,053	(83,765)	5,288
Trade names	13,100	(1,550)	11,550
Costs to obtain and fulfill a contract	42,745	(22,241)	20,504
Internally developed software	31,594	(4,929)	26,665
Trademarks	23,379	(12,408)	10,971
Non compete agreements	1,350	(1,306)	44
Intangibles, net	$709,193	$(289,468)	$419,725

	December 31, 2017
	Gross Carrying Amount (a)	Accumulated Amortization	Intangible Assets, Net
Customer relationships	$504,643	$(135,962)	$368,681
Developed technology	89,076	(77,103)	11,973
Trade names (b)	13,100	—	13,100
Costs to obtain and fulfill a contract	40,456	(17,526)	22,930
Internally developed software	28,254	(2,597)	25,657
Trademarks	23,370	(1,446)	21,924
Non compete agreements	1,350	(631)	719
Intangibles, net	$700,249	$(235,265)	$464,984

(a) Amounts include intangible assets acquired in business combinations

(b) The carrying amount of trade names is net of accumulated impairment losses of $39.3 million recognized in 2017.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

Goodwill

Goodwill by reporting segment consists of the following:

	Goodwill	Additions		Reductions		Currency translation adjustments	Goodwill (a)
ITPS	$159,394	$406,522	(b)	—		$299	$566,215
HC	86,786	—		—		—	86,786
LLPS	127,111	—		(32,787	)(c)	—	94,324
Balance as of December 31, 2017	$373,291	$406,522		$(32,787)		$299	$747,325
ITPS	566,215	$1,493	(d)			$(110)	567,598
HC	86,786						86,786
LLPS	94,324						94,324
Balance as of June 30, 2018	$747,325	$1,493		$—		$(110)	$748,708

(a) The goodwill amount for all periods presented is net of accumulated impairment losses of $137.9 million.

(b) Addition to goodwill is due to the Novitex Business Combination. Refer to Note 4.

(c) The reduction in goodwill is due to $30.1 million for impairment recorded in the fourth quarter of 2017 and $2.7 million for the sale of Meridian Consulting Group, LLC in the first quarter of 2017.

(d) Addition to goodwill due to the Asterion Business Combination. Refer to Note 4.

6.                            Long-Term Debt and Credit Facilities

Senior Secured Notes

On July 12, 2017, the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 with an original issue discount (“OID”) of $22.5 million (the “Notes”).  The Notes are guaranteed by certain subsidiaries of the Company. The Notes bear interest at a rate of 10.0% per year.  The Company pays interest on the Notes on January 15 and July 15 of each year, commencing on January 15, 2018.  The Notes will mature on July 15, 2023.

Debt Refinancing

Upon the closing of the Novitex Business Combination on July 12, 2017, the $1,050.7 million outstanding balance of SourceHOV related debt facilities and the $420.5 million outstanding balance of Novitex debt facilities were paid off using proceeds from the Credit Agreement and issuance of the Notes.

In accordance with ASC 470 — Debt — Modifications and Extinguishments, as a result of certain lenders that participated in SourceHOV’s debt structure prior to the refinancing and the Company’s debt structure after the refinancing, it was determined that a portion of the refinancing of SourceHOV’s First lien secured term loan and Second lien secured term loan (“Original Term Loans”) would be accounted for as a debt modification, and the remaining would be accounted for as an extinguishment. The Company incurred $28.9 million in debt issuance costs related to the new secured term loan, of which $2.8 million was third party costs. The Company expensed $1.1 million of costs related to the modified debt and capitalized the remaining $27.8 million in the third quarter of 2017. The Company wrote off $30.5 million of the unamortized issuance costs and discounts associated with the retirement of SourceHOV’s credit facilities during the third quarter of 2017. The Company has approximately $3.3 million and $3.5 million of remaining unamortized debt issuance costs and debt discounts, respectively, associated with the modified portion of the Original Term Loans that will be amortized over the term of the new term loan, which are presented on the balance sheet as a contra-debt liability. The Company incurred a $5.0 million prepayment penalty related the Company’s Original Term Loans that was recorded as a loss on extinguishment of debt in the third quarter of 2017.

The proceeds of the new debt financing were also used to pay fees and expenses incurred in connection with the Novitex Business Combination and for general corporate purposes.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, a (i) $350.0 million senior secured term loan maturing July 12, 2023 with an OID of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022, none of which is currently drawn. As of June 30, 2018 and December 31, 2017, the Company had outstanding irrevocable letters of credit totaling approximately $20.7 million and $20.9 million, respectively, under the senior secured revolving facility.

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

Long-Term Debt Outstanding

As of June 30, 2018 and December 31, 2017, the following long-term debt instruments were outstanding:

	June 30,	December 31,
	2018	2017
Other (a)	$18,270	$17,534
First lien credit agreement (b)	307,428	308,825
Senior secured notes (c)	972,298	970,300
Total debt	1,297,996	1,296,659
Less: Current portion of long-term debt	(16,299)	(20,565)
Long-term debt, net of current maturities	$1,281,697	$1,276,094

(a)                       Other debt represents the Company’s outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company.

(b)                       Net of unamortized original issue discount and debt issuance costs of $9.1 million and $26.9 million as of June 30, 2018 and $9.9 million and $29.1 million as of December 31, 2017.

(c)                        Net of unamortized debt discount and debt issuance costs of $19.8 million and $7.9 million as of June 30, 2018 and $21.2 million and $8.5 million as of December 31, 2017.

Subsequent Event- Term Loan Repricing

On July 13, 2018, Exela successfully repriced the $343.4 million of term loans outstanding under its senior secured credit facilities (the “Repricing”). The Repricing was accomplished pursuant to a First Amendment to First Lien Credit Agreement (the “First Amendment”), dated as of July 13, 2018, by and among Exela Intermediate Holdings LLC, the Company, each “Subsidiary Loan Party” listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto, whereby the Company borrowed $343.4 million of refinancing term loans (the “Repricing Term Loans”) to refinance the Company’s existing senior secured term loans.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

The Repricing Term Loans will bear interest at a rate per annum of, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin of 6.50% for LIBOR loans and 5.50% for base rate loans.  The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the existing senior secured term loans that were incurred on July 12, 2017 pursuant to the First Lien Credit Agreement, by and among Exela Intermediate Holdings, LLC, the Company, Royal Bank of Canada, as administrative agent and collateral agent, and each of the lenders party thereto.  The Repricing Term Loans will mature on July 12, 2023, the same maturity date as the existing senior secured term loans.

Subsequent Event- Incremental Term Loan

On July 13, 2018, the Company successfully borrowed an additional $30.0 million pursuant to incremental term loans (the “Incremental Term Loans”) under the First Amendment. The proceeds of the Incremental Term Loans may be used by the Company for general corporate purposes and to pay fees and expenses in connection with the First Amendment.  The interest rates applicable to the Incremental Term Loans are the same as those for the Repricing Term Loans.

The Company may voluntarily repay the Repricing Term Loans and the Incremental Term Loans (collectively, the “Term Loans”) at any time, without prepayment premium or penalty, except in connection with a repricing event as described in the following sentence, subject to customary “breakage” costs with respect to LIBOR rate loans.  Any refinancing of the Term Loans through the issuance of certain debt or any repricing amendment, in either case, that constitutes a “repricing event” applicable to the Term Loans resulting in a lower yield occurring at any time during the first six months after July 13, 2018 will be accompanied by a 1.00% prepayment premium or fee, as applicable.

Other than as described above, the terms, conditions and covenants applicable to the Repricing Term Loans and the Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the Existing Term Loans under the First Lien Credit. The Repricing and issuance of the Incremental Term Loans resulted in a partial debt extinguishment, for which Exela expects to recognize approximately $1.1 million in debt extinguishment costs in the third quarter of 2018.

7.                            Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under U.S. GAAP. The Company recorded an income tax expense of million $1.6 million and $2.1 million for the three months ended June 30, 2018 and 2017, respectively. The Company recorded an income tax expense of $5.6 million and $4.1 million for the six months ended June 30, 2018 and 2017, respectively.

The Company’s ETR of (6.9%) and (13.0%) for the three months and six months ended June 30, 2018, respectively, differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s U.S. disallowed interest expense carryforward’s created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

The Company’s ETR of (11.9%) and (13.1%) for the three months and six months ended June 30, 2017, respectively, differed from the U.S. statutory tax rate of 35.0%, and was primarily impacted by permanent tax adjustments, Meridian goodwill impairment, foreign operations, Indian prior year tax expense true-up,

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

and a valuation allowance against certain domestic deferred tax assets that are not more-likely-than-not to be realized.

The TCJA subjects a US shareholder to tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At June 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our annual effective ETR and have not provided additional GILTI on deferred items.

As of June 30, 2018, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2017. The Company’s valuation allowances have increased by approximately $10.5 million from December 31, 2017 to June 30, 2018 due to effects of TCJA relating to interest expense.

8.                            Employee Benefit Plans

German Pension Plan

The Company’s subsidiary in Germany provides pension benefits to certain retirees. Employees eligible for participation include all employees who started working for the Company prior to September 30, 1987 and have finished a qualifying period of at least 10 years. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. The German pension plan is an unfunded plan and therefore has no plan assets.

U.K. Pension Plan

The Company’s subsidiary in the United Kingdom provides pension benefits to certain retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to October 2001. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan.

Tax Effect on Accumulated Other Comprehensive Loss

As of June 30, 2018 and December 31, 2017, the Company recorded actuarial losses of $10.8 million and $11.1 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million and $2.0 million, respectively.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Service cost	$158	$2	$160	$4
Interest cost	638	571	1,149	1,124
Expected return on plan assets	(804)	(595)	(1,429)	(1,172)
Amortization:
Amortization of prior service cost	(31)	(33)	(63)	(65)
Amortization of net (gain) loss	403	516	807	1,016
Net periodic benefit cost	$364	$461	$624	$907

Upon adopting ASU no. 2017-07 as described in Note 2, the Company now records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $1.2 million and $0.8 million to its pension plans during the six months ended June 30, 2018 and 2017, respectively. The Company has funded the pension plans with the required contributions for 2018 based on current plan provisions.

9.                            Commitments and Contingencies

Appraisal Demand

On September 21, 2017, stockholders of our wholly-owned subsidiary SourceHOV, who allege combined ownership of 10,304 shares of SourceHOV common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017-0673-JRS (the “Appraisal Action”). The Appraisal Action arises out of the Novitex Business Combination Transaction, which  gave rise to appraisal rights  pursuant to 8 Del. C. § 262.  In the Appraisal Action, the petitioners seek, among other things, a determination of the fair value of their shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. On October 12, 2017, SourceHOV filed its answer to the petition and a verified list pursuant to 8 Del. C. § 262(f). Trial is currently scheduled for June 2019. At this early stage of the litigation, the Company is unable to predict the outcome of the Appraisal Action or estimate any loss or range of loss that may arise from the Appraisal Action.

10.                     Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of June 30, 2018 and December 31, 2017 due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 100.3% and 102.5% respectively, of the respective principal balance outstanding as of June 30, 2018. The carrying value approximates the fair value for the long-term debt. Other debt represents the Company’s outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

The Company determined the fair value of its long-term debt using Level 2 inputs including the recent issue of the debt, the Company’s credit rating, and the current risk-free rate. The Company’s contingent liabilities related to prior acquisitions are re-measured each period and represent a Level 2 measurement as it is based on using an earn out method based on the agreement terms.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2018 and December 31, 2017:

	Carrying	Fair	Fair Value measurements
As of June 30, 2018	Amount	Value	Level 1	Level 2	Level 3
Recurring and nonrecurring assets and liabilities:
Acquisition contingent liability	$721	$721	$—	$—	$721
Long-term debt	1,281,697	1,371,268		1,371,268
Interest rate swap asset	5,972	5,972	—	5,972

	Carrying	Fair	Fair Value measurements
As of December 31, 2017	Amount	Value	Level 1	Level 2	Level 3
Recurring and nonrecurring assets and liabilities:
Acquisition contingent liability	$721	$721	$—	$—	$721
Long-term debt	1,276,094	1,308,478		1,308,478
Interest rate swap asset	1,297	1,297	—	1,297

The significant unobservable inputs used in the fair value of the Company’s acquisition contingent liability are the discount rate, growth assumptions, and revenue thresholds. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. For all significant unobservable inputs used in the fair value measurement of the Level 3 liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the other based on the current level of billings.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

	June 30,	December 31,
	2018	2017
Balance as of Beginning of Period	$721	$721
Payments/Reductions	—	—
Balance as of End of Period	$721	$721

11.                     Stock-Based Compensation

At Closing, SourceHOV had 24,535 restricted stock units (“RSUs”) outstanding under its 2013 Long Term Incentive Plan (“2013 Plan”). Simultaneous with the closing of the Novitex Business Combination, the 2013 Plan, as well as all vested and unvested RSUs under the 2013 Plan were assumed by Ex-Sigma, LLC (“ExSigma”), an entity formed by the former SourceHOV equity holders, which is also the Company’s principal stockholder. In accordance with U.S. GAAP, the Company continues to incur compensation expense related to the 9,880 unvested RSUs as of July 12, 2017 on a straight-line basis until fully vested, as the recipients of the RSUs are employees of the Company. Subject to continuous employment and other terms of the 2013 Plan, all remaining unvested RSUs with an initial vesting period of 3 or 4 years will vest in April 2019. As of June 30, 2018 there are 2,700 nonvested shares related to the 2013 Plan

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

with a weighted average remaining contractual life of .83 years and a weighted average aggregate intrinsic value per share of $1,633.

Exela 2018 Stock Incentive Plan

On January 17, 2018, Exela’s 2018 Stock Incentive Plan (the “2018 Plan”) became effective. The 2018 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based compensation to eligible participants. Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. The Company is authorized to issue up to 8,323,764 shares of Common Stock.

Restricted Stock Unit Grants

As part of the 2018 Plan, Exela issued Restricted Stock Units (“RSUs”) to directors on April 2, 2018. The RSUs are subject to all of the terms and conditions of the 2018 Plan. Exela issued 207,020 units with a grant date fair value of $1.1 million. On June 6, 2018, 126,923 of the RSUs vested immediately prior to the 2018 annual meeting of the stockholders of the Company. Provided that the award holder has not undergone a termination prior to the applicable vesting date, for the remaining 80,097 of the RSUs issued, half shall vest immediately prior to both the 2019 annual meeting of the stockholders of the Company and the 2020 annual meeting of the stockholders of the Company.

A summary of the status of restricted stock units related to the 2018 Plan as of June 30, 2018 is presented as follows:

	Number of Shares	Remaining Contractural Life (Years)	Aggregate Intrinsic Value ($)
Shares granted	207,020
Shares forfeited	—
Shares vested	(126,923)
Nonvested at June 30, 2018	80,097	1.42	$433

As of June 30, 2018, there was approximately $4.2 million of total unrecognized compensation expense related to restricted stock for the 2013 Plan and 2018 Plan, which will be recognized over the respective service period.

Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $1.9 million and $2.9 million related to the 2013 Plan and 2018 Plan awards for the three and six months ended June 30, 2018.

12.                     Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of common stock, par value $0.0001 per share. At June 30, 2018 the Company had 151,747,225 shares of common stock outstanding. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

preferred stock, the holders of Exela Common Stock possess all voting power for the election of Exela’s directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of Exela Common Stock are entitled to one vote per share on matters to be voted on by stockholders.  Holders of Exela Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the common stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2018, the Company had 4,569,233 shares of Series A Preferred Stock outstanding. The par value of Series A Preferred Stock is $0.0001 per share.  Each share of Series A Convertible Preferred Stock will be convertible at the holder’s option, at any time after the six-month anniversary and prior to the third anniversary of the issue date, initially into 1.2226 shares of Exela Common Stock.

Holders of the Series A Preferred Stock will be entitled to receive cumulative dividends at a rate per annum of 10% of the Liquidation Preference per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date until the third anniversary of the issue date, the amount of all accrued but unpaid dividends on the Series A Preferred Stock will be added to the Liquidation Preference without any action by the Company’s board of directors. For the three and six months ended June 30, 2018 this amount was $0.9 million and $1.8 million, respectively, as reflected on the Consolidated Statement of Operations.

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

Treasury Stock

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company may, from time to time, purchase up to 5,000,000 shares of its Common Stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The decision as to whether to purchase any shares and the timing of purchases, if any, will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. The Share Buyback Program does not obligate the Company to purchase any shares and expires in 24 months. The Share Buyback Program may be terminated or amended by the Company’s board of directors in its discretion at any time. We purchased 768,693 shares during the three months ended June 30, 2018 under the Share Buyback Program at an average share price of $4.79.

Under the Share Buyback Program we purchased an additional 225,504 shares during July 2018 at an average share price of $4.94.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

Warrants

At June 30, 2018, there were 34,980,163 warrants outstanding. As part of its IPO, Quinpario had issued 35,000,000 units including one share of common stock and one warrant of which 34,980,163 have been separated from the original unit and 19,837 warrants remain an unseparated part of the originally issued units. The warrants are traded on the OTC Bulletin Board as of June 30, 2018.

Each warrant entitles the holder to purchase one-half of one share of common stock at a price of $5.75 per half share ($11.50 per whole share). Warrants may be exercised only for a whole number of shares of common stock. No fractional shares will be issued upon exercise of the warrants. Each warrant is currently exercisable and will expire July 12, 2022 (five years after the completion of the Novitex Business Combination), or earlier upon redemption.

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

13.    Related-Party Transactions

Leasing Transactions

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates through common interest held by Ex-Sigma 2 LLC, our largest stockholder. The rental expense for these operating leases was $0.2 million and $0.2 million for the three months ended June 30, 2018 and 2017, and $0.4 million and $0.3 million for the six months ended June 30, 2018 and 2017.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was $0.1 million for the three months ended June 30, 2018 and no such expense was recognized for the three months ended June 30, 2017. The expense recognized for these services was $0.1 million for the six months ended June 30, 2018 and no such expense was recognized for the six months ended June 30, 2017.

The Company received consulting services from Shadow Pond, LLC. Shadow Pond, LLC is wholly owned and controlled by Vik Negi, our Executive Vice President Treasury and Business Affairs. The consulting arrangement was established to compensate Mr. Negi for his services to the Company prior to becoming an employee. The expense recognized for these services was $0.1 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. This consulting arrangement with Shadow Pond, LLC terminated on April 1, 2018 and Mr. Negi continues to provide services as an employee of the Company. As such, there were no additional expenses for the three months ended June 30, 2018.

Relationship with HandsOn Global Management

The Company incurred management fees to HandsOn Global Management (“HGM”), SourceHOV’s former owner, of $1.5 million and $3.0 million for the three and six month periods ended June 30, 2017. The management agreement terminated in 2017 and there were no such fees for the three and six months ended June 30, 2018.

The Company incurred reimbursable travel expenses to HGM of $0.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, and $0.1 million and $0.5 million for the six months ended June 30, 2018 and 2017.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and SourceHOV, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, SourceHOV is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides SourceHOV with free use of technology and includes a reseller arrangement pursuant to which SourceHOV is entitled to sell these services to third parties. Any revenue earned by SourceHOV in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of SourceHOV. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. SourceHOV has the license to use and resell such brands, as described therein. The fee relating to these agreements was $0.2 million and $0.1 million for the three months ended June 30, 2018 and 2017. We incurred fees relating to these agreements of $0.4 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

Relationship with HOV Services, Ltd.

HOV Services, Ltd. provides the Company data capture and technology services. HOV Services, Ltd is an indirect equity holder of Ex-Sigma LLC. The expense recognized for these services was $0.4 million and $0.5 million for the three months ended June 30, 2018 and 2017, and $0.8 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. These expenses are included in cost of revenue in the consolidated statements of operations.

Relationship with Apollo Global Management, LLC

The Company provides services to and receives services from certain Apollo affiliated companies. Funds managed by Apollo Global Management, LLC have the right to designate two of the Company’s directors. On November 18, 2014, the Company’s subsidiary, Exela Enterprise Solutions, Inc. (“Novitex Solutions”) entered into a master services agreement with Management Holdings, an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, Novitex Solutions provides Management Holdings printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. We recognized revenue of $0.2 million in our consolidated statements of operations from Apollo affiliated companies under this agreement for the three months ended June 30, 2018. We recognized revenue of $0.3 million for the six months ended June 30, 2018 in our consolidated statements of operations from Apollo affiliated companies under this agreement.

On January 18, 2017, Novitex Solutions entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC (“Caesars”). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, Novitex Solutions provides managed print services to Caesars, including general equipment operation, supply management, support services and technical support. We recognized revenue of approximately $1.0 million and $2.0 million in our consolidated statements of operations from Caesars under this master purchase and professional services agreement for the three and six months ended June 30, 2018.

On May 5, 2017, Novitex Solutions entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, Novitex Solutions provides ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. We recognized revenue of $0.1 million and $0.2 million in our consolidated statements of operations from ADT LLC under this master services agreement for the three and six months ended June 30, 2018.

On July 20, 2017, Novitex Solutions entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, Novitex Solutions

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

provides commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $1.7 million and $4.2 million for the three and six months ended June 30, 2018 and cost of revenue of $0.1 million for the six months ended June 30, 2018 from Diamond Resorts Centralized Services Company under this master services agreement. No cost of revenue was recognized for the three months ended June 30, 2018 under this agreement.

In April 2016, Novitex Solutions entered into a master services agreement with Presidio Networked Solutions Group, LLC (“Presidio Group”), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo and with a common Apollo designated director. Pursuant to this master services agreement, Presidio Group provides Novitex Solutions with employees, subcontractors, and/or goods and services. For the three and six months ended June 30, 2018 there were related party expenses of $0.2 million and $0.3 million, respectively, for this service.

Payable Balances with Affiliates

Payable balances with affiliates as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
HOV Services, Ltd	$519	$286
Rule 14	86	158
HGM	11,306	13,689
Apollo affiliated company	76	312
	$11,987	$14,445

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

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

	Three months ended June 30, 2018
	ITPS	HS	LLPS	Total
Revenue	$330,132	$56,314	$23,936	$410,382
Cost of revenue (exclusive of depreciation and amortization)	261,131	39,260	13,563	313,954
Selling, general and administrative expenses				46,723
Depreciation and amortization				36,368
Related party expense				1,402
Interest expense, net				38,527
Sundry expense, net				(2,325)
Other income, net				(704)
Net loss before income taxes				$(23,563)

	Three months ended June 30, 2017
	ITPS	HS	LLPS	Total
Revenue	$129,741	$58,065	$21,576	$209,382
Cost of revenue (exclusive of depreciation and amortization)	89,246	37,872	13,300	140,418
Selling, general and administrative expenses				34,998
Depreciation and amortization				21,406
Related party expense				2,456
Interest expense, net				27,869
Sundry expense, net				(327)
Other income, net				—
Net loss before income taxes				$(17,438)

	Six months ended June 30, 2018
	ITPS	HS	LLPS	Total
Revenue	$642,068	$114,946	$46,535	$803,549
Cost of revenue (exclusive of depreciation and amortization)	506,304	74,216	27,226	607,746
Selling, general and administrative expenses				92,318
Depreciation and amortization				74,386
Related party expense				2,508
Interest expense, net				76,544
Sundry expense, net				(2,389)
Other income, net				(4,032)
Net loss before income taxes				$(43,532)

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

	Six months ended June 30, 2017
	ITPS	HS	LLPS	Total
Revenue	$265,538	$117,143	$44,961	$427,642
Cost of revenue (exclusive of depreciation and amortization)	180,846	75,700	27,580	284,126
Selling, general and administrative expenses				70,578
Depreciation and amortization				42,727
Related party expense				4,841
Interest expense, net				54,088
Sundry expense, net				2,397
Other income, net				—
Net loss before income taxes				$(31,115)

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10-Q. Among other things, the condensed consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than included in the following discussion. Amounts in thousands of United States dollars.

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, the estimated or anticipated future results and benefits of the Novitex Business Combination, future opportunities for the combined company, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2017 (our “Annual Report”) under the heading “Risk Factors” and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide Exela’s expectations, plans or forecasts of future events and views as of the date of this quarterly report. Exela anticipates that subsequent events and developments will cause Exela’s assessments to change. These forward-looking statements should not be relied upon as representing Exela’s assessments as of any date subsequent to the date of this quarterly report.

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

History

We are a former blank check company that completed our initial public offering on January 22, 2015. In July 2017, Exela Technologies, Inc. (“Exela”), formerly known as Quinpario Acquisition Corp. 2 (“Quinpario”), completed its acquisition of SourceHOV Holdings, Inc. (“SourceHOV”) and Novitex Holdings, Inc. (“Novitex”) pursuant to the business combination agreement dated February 21, 2017  (“Novitex Business Combination”). In conjunction with the completion of the Novitex Business Combination, Quinpario was renamed as Exela Technologies, Inc.

The Novitex Business Combination was accounted for as a reverse merger for which SourceHOV was determined to be the accounting acquirer. Outstanding shares of SourceHOV were converted into equity in a newly formed entity that acquired our common shares, presented as a recapitalization, and the net assets of Quinpario were acquired at historical cost, with no goodwill or other intangible assets recorded. The acquisition of Novitex was treated as a business combination under ASC 805 and was accounted for using the acquisition method.  The strategic combination of SourceHOV and Novitex formed Exela, which is one of the largest global providers of information processing solutions based on revenues.

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the financial information presented for the three and six months ended June 30, 2018 is only partially comparable to the financial information for the three and six months ended June 30, 2017. Since SourceHOV was deemed the accounting acquirer in the Novitex Business Combination consummated on July 12, 2017, the financial information presented for the three and six months ended June 30, 2017 reflects the financial information and activities of SourceHOV only. The financial information presented for the three and six months ended June 30, 2018 includes the financial information and activities for SourceHOV and Novitex for the period January 1, 2018 to June 30, 2018.  This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows.

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

Acquisitions

In July 2017, we completed the Novitex Business Combination. SourceHOV was deemed to be the accounting acquirer.  Through the acquisition of SourceHOV and Novitex, we continue to pursue revenue synergies, leverage brand awareness, generate greater free cash flow, expand the existing Novitex sales channels, and increase utilization of the existing workforce. We anticipate future opportunities for growth through the ability to leverage additional future services and capabilities.

Prior to the Novitex Business Combination, SourceHOV transformed into a multi-industry solution provider and acquired key technology through the acquisition of TransCentra, Inc. (‘‘TransCentra’’), a provider of integrated outsourced billing, remittance processing and imaging software and consulting services. The addition of TransCentra increased SourceHOV’s footprint in the remittance transaction processing and presentment area, expanded its mobile banking offering and enabled significant cross-selling and up-selling opportunities.

On April 10, 2018, Exela completed the acquisition of Asterion International Group (“Asterion”), a well-established provider of technology driven business process outsourcing, document management and business process automation (BPA) across Europe. Asterion currently serves over 250 key customers in Europe from 13 operating locations and 30 customer sites. The purchase price was approximately $19.5 million. The acquisition comes with minimal customer overlap and is strategic to expand Exela’s pro forma combined European business to over $200 million in annual revenue. This acquisition will not only enable Asterion’s customers to access Exela’s full suite of BPA solutions but also strategically position Exela to expand its existing revenue base through a broader portfolio of offerings with a larger European presence.

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

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $180.6 million and $96.7 million for the three months ended June 30, 2018 and 2017, respectively. We incurred personnel costs of $347.7 million and $192.3 million for the six months ended June 30, 2018 and 2017, respectively. The majority of our personnel costs are variable and are incurred only while we are providing our services.

Key Performance Indicators

We use a variety of operational and financial measures to assess our performance. Among the measures considered by our management are the following:

Revenue by segment;

EBITDA; and

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

Results of Operations

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017:

	Three Months ended June 30,
	2018	2017	Change	% Change
Revenue:
ITPS	$330,132	$129,741	$200,391	154.45%
HS	56,314	58,065	(1,751)	-3.02%
LLPS	23,936	21,576	2,360	10.94%
Total revenue	410,382	209,382	201,000	96.00%
Cost of revenues (exclusive of depreciation and amortization):
ITPS	261,131	89,246	171,885	192.60%
HS	39,260	37,872	1,388	3.66%
LLPS	13,563	13,300	263	1.98%
Total cost of revenues	313,954	140,418	173,536	123.59%
Selling, general and administrative expenses	46,723	34,998	11,725	33.50%
Depreciation and amortization	36,368	21,406	14,962	69.90%
Related party expense	1,402	2,456	(1,054)	-42.92%
Operating income	11,935	10,104	1,831	18.12%
Interest expense, net	38,527	27,869	10,658	38.24%
Sundry expense/(income), net	(2,325)	(327)	(1,998)	611.01%
Other income, net	(704)	—	(704)	—
Net loss before taxes	(23,563)	(17,438)	(6,125)	35.12%
Income tax expense	(1,619)	(2,074)	455	-21.94%
Net loss	$(25,182)	$(19,512)	$(5,670)	29.06%

Revenue

The increase in total revenues was primarily related to the Novitex Business Combination and the Asterion Business Combination. Our ITPS, HS, and LLPS segments constituted 80.4%, 13.7%, and 5.8% of total revenue, respectively, for the three months ended June 30, 2018, compared to 62.0%, 27.7%, and 10.3%, respectively, for the three months ended June 30, 2017. The revenue changes by reporting segment were as follows:

ITPS—The increase was primarily attributable to the Novitex Business Combination and the Asterion Business Combination, which contributed $176.1 and $20.9 million, or 98.3% of the increase.

HS—The decrease was primarily attributable to lower volume for a specific customer during the second quarter of 2018.

LLPS— The increase was primarily attributable to legal claims revenue partially offset by a decrease due to the disposal of Meridian Consulting in the first quarter of 2017.

Cost of Revenue

The increase in total cost of revenue was primarily related to the Novitex Business Combination and the Asterion Business Combination. The cost of revenue changes by operating segment was as follows:

ITPS—The increase was primarily attributable to the Novitex Business Combination and the Asterion Business Combination, which contributed approximately $148.1 million and $19.2 million, or 97.3% of the increase.

HS— The amounts are materially consistent with the prior period.

LLPS— The amounts are materially consistent with the prior period.

Selling, General and Administrative Expenses

The increase was primarily attributable to the Novitex Business Combination and the Asterion Business Combination, which contributed $8.6 million and $1.7 million in expense for the three months ended June 30, 2018.

Depreciation & Amortization

The increase was primarily attributable to amortization of trademarks and trade names resulting in higher amortization expense.

Related Party Expenses

The decrease was primarily attributable the termination of the management agreement with HandsOn Global Management (“HGM”) resulting in lower management fees expense of $1.5 million offset by increases in service agreements with Apollo Global Management LLC and consulting agreements.

Interest Expense

The increase was primarily attributable to the issuance of new debt in conjunction with the Novitex Business Combination.

Sundry Expense (Income)

The increase was primarily attributable to foreign currency transaction losses associated with exchange rate fluctuations.

Other Income

The increase is primarily attributable to an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument of $0.7 million for the quarter ended June 30, 2018 were recorded directly in earnings.

Income Tax (Expense) Benefit

We had income tax expense of $1.6 million for the three months ended June 30, 2018 compared to $2.1 million for the three months ended June 30, 2017. The change in the income tax expense was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets. The change in the effective tax rate for the three months ended June 30, 2018 resulted from permanent tax adjustments and valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017:

	Six Months ended June 30,
	2018	2017	Change	% Change
Revenue:
ITPS	$642,068	$265,538	$376,530	141.80%
HS	114,946	117,143	(2,197)	-1.88%
LLPS	46,535	44,961	1,574	3.50%
Total revenue	803,549	427,642	375,907	87.90%
Cost of revenues (exclusive of depreciation and amortization):
ITPS	506,304	180,846	325,458	179.96%
HS	74,216	75,700	(1,484)	-1.96%
LLPS	27,226	27,580	(354)	-1.28%
Total cost of revenues	607,746	284,126	323,620	113.90%
Selling, general and administrative expenses	92,318	70,578	21,740	30.80%
Depreciation and amortization	74,386	42,727	31,659	74.10%
Related party expense	2,508	4,841	(2,333)	-48.19%
Operating income	26,591	25,370	1,221	4.81%
Interest expense, net	76,544	54,088	22,456	41.52%
Sundry expense/(income), net	(2,389)	2,397	(4,786)	-199.67%
Other income, net	(4,032)	—	(4,032)	—
Net loss before taxes	(43,532)	(31,115)	(12,417)	39.91%
Income tax expense	(5,644)	(4,078)	(1,566)	38.40%
Net loss	$(49,176)	$(35,193)	$(13,983)	39.73%

Revenue

The increase in total revenues was primarily related to the Novitex Business Combination and the Asterion Business Combination. Our ITPS, HS, and LLPS segments constituted 79.9%, 14.3%, and 5.8% of total revenue, respectively, for the six months ended June 30, 2018, compared to 62.1%, 27.4%, and 10.5%, respectively, for the six months ended June 30, 2017. The revenue changes by reporting segment were as follows:

ITPS—The increase was primarily attributable to the Novitex Business Combination and the Asterion Business Combination, which contributed $350.1 million and $20.9 million, or 98.6% of the increase.

HS— The decrease was primarily attributable to lower volume for a specific customer during the second quarter of 2018.

LLPS— The increase was primarily attributable to legal claims offset by a decrease due to the disposal of Meridian Consulting in the first quarter of 2017.

Cost of Revenue

The increase in total cost of revenue was primarily related to the Novitex Business Combination in and the Asterion Business Combination. The cost of revenue changes by operating segment was as follows:

ITPS—The increase was primarily attributable to the Novitex Business Combination and the Asterion Business combination, which contributed approximately $298.5 million and $19.2 million, or 97.6% of the increase.

HS— The decrease was primarily driven by cost savings synergies.

LLPS— The amounts are materially consistent with the prior period.

Selling, General and Administrative Expenses

The increase was primarily attributable to the Novitex Business Combination and the Asterion Business Combination, which contributed $18.1 and $1.7 million in expense for the six months ended June 30, 2018.

Depreciation & Amortization

The increase was primarily attributable to amortization of trademarks and trade names resulting in higher amortization expense.

Related Party Expenses

The decrease was primarily attributable the termination of the management agreement with HandsOn Global Management resulting in lower management fees expense of $3.1 million offset by increases in service agreements with Apollo Global Management LLC and consulting agreements.

Interest Expense

The increase was primarily attributable to the issuance of new debt in conjunction with the Novitex Business Combination.

Sundry Expense

The decrease was primarily attributable to foreign currency transaction losses associated with exchange rate fluctuations.

Other Income

The increase is primarily attributable to an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument of $4.0 million for the six months ended June 30, 2018 were recorded directly in earnings.

Income Tax (Expense) Benefit

We had income tax expense of $5.6 million for the six months ended June 30, 2018 compared to $4.1 million for the six months ended June 30, 2017. The change in the income tax expense was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets. The change in the effective tax rate for the six months ended June 30, 2018 resulted from permanent tax adjustments and valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

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

Three months ended June 30, 2018 compared to the Three Months ended June 30, 2017

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018	2017
Net Loss	$(25,182)	$(19,512)
Taxes	1,619	2,074
Interest Expense	38,527	27,869
Depreciation and Amortization	36,368	21,406
EBITDA	51,332	31,837
Optimization and Restructuring expenses (1)	13,009	7,496
Transaction related costs (2)	819	4,174
Non-cash equity compensation (3)	1,936	1,906
Other non-cash charges (4)	3,702	75
Loss on sale of assets	—	18
Management, board fees and expenses (5)	—	2,093
Gain/Loss on Derivative Instruments	(704)	—
Adjusted EBITDA	$70,094	$47,599

(1)         Adjustment represents net salary and benefits associated with positions that are part of the on-going savings initiatives including severance, retention bonuses, and related fees and expenses.

Additionally, the adjustment includes charges incurred by us to terminate existing lease and vendor contracts as part of the on-going savings initiatives.

(2)         Represents costs incurred related to transactions for completed or contemplated transactions during the period.

(3)         Represents the non-cash charges related to restricted stock units granted by Ex-Sigma, LLC to our employees that vested during the year.

(4)         Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting.

(5)         Amount represents management fees paid to HGM, Board of Directors fees and corresponding travel, and other expenses (e.g., rating agency fees, chargebacks) which are not expected to continue on a go-forward basis.

EBITDA and Adjusted EBITDA

EBITDA was $51.3 million for the three months ended June 30, 2018 compared to $31.8 million for the three months ended June 30, 2017. Adjusted EBITDA was $70.1 million for the three months ended June 30, 2018 compared to $47.6 million for the three months ended June 30, 2017. The increase in EBITDA for the three months ended June 30, 2018 was primarily due to the net loss that was comprised of significantly higher interest expense and depreciation and amortization expense resulting from the Novitex Business Combination in 2017.

Six months ended June 30, 2018 compared to the Six Months ended June 30, 2017:

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017
Net Loss	$(49,176)	$(35,193)
Taxes	5,644	4,078
Interest Expense	76,545	54,088
Depreciation and Amortization	74,386	42,727
EBITDA	107,399	65,700
Optimization and Restructuring expenses (1)	27,522	11,833
Transaction related costs (2)	1,876	9,240
Non-cash equity compensation (3)	2,895	2,217
Other non-cash charges (4)	4,000	150
Loss on sale of assets	—	18
Non-cash gain on sale of Meridian (5)	—	(251)
Management, board fees and expenses (6)	—	4,153
Gain/Loss on Derivative Instruments	(4,032)	—
Adjusted EBITDA	$139,660	$93,060

(1)         Adjustment represents net salary and benefits associated with positions that are part of the on-going savings initiatives including severance, retention bonuses, and related fees and expenses. Additionally, the adjustment includes charges incurred by us to terminate existing lease and vendor contracts as part of the on-going savings initiatives.

(2)         Represents costs incurred related to transactions for completed or contemplated transactions during the period.

(3)         Represents the non-cash charges related to restricted stock units granted by Ex-Sigma, LLC to our employees that vested during the year.

(4)         Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting.

(5)         Represents a gain recognized on the disposal of Meridian Consulting Group, LLC.

(6)         Amount represents management fees paid to HGM, Board of Directors fees and corresponding travel, and other expenses (e.g., rating agency fees, chargebacks) which are not expected to continue on a go-forward basis.

EBITDA and Adjusted EBITDA

EBITDA was $107.4 million for the six months ended June 30, 2018 compared to $65.7 million for the six months ended June 30, 2017. Adjusted EBITDA was $139.7 million for the six months ended June 30, 2018 compared to $93.1 million for the six months ended June 30, 2017. The increase in EBITDA for the six months ended June 30, 2018 was primarily due to the net loss that was comprised of significantly higher interest expense and depreciation and amortization expense resulting from the Novitex Business Combination in 2017.

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

On July 13, 2018, Exela successfully repriced the $343.4 million of term loans outstanding under its senior secured credit facilities (the “Repricing”). The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the existing senior secured term loans that were incurred on July 12, 2017 pursuant to the First Lien Credit Agreement. The Repricing Term Loans will mature on July 12, 2023, the same maturity date as the existing senior secured term loans.

At June 30, 2018, cash and cash equivalents totaled $55.8 million and we had availability of $79.4 million under our senior secured revolving credit facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
	2018	2017
Cash flow from operating activities	$48,251	$33,260
Cash flow used in investing activities	(19,185)	(9,786)
Cash flows used in financing activities	(23,274)	(4,709)
Subtotal	5,792	18,765
Effect of exchange rates on cash	(410)	240
Net increase in cash	$5,382	$19,005

Analysis of Cash Flow Changes between the Six Months Ended June 30, 2018 and June 30, 2017

Operating Activities—The increase of $18.4 million in cash flows from operating activities for the six months ended June 30, 2018 was primarily due to increased revenues and higher cash flows relating to the timing of payment of accounts payable and accrued liabilities, partially offset by an increase in cost of revenues, higher interest payments, and lower cash inflows from accounts receivable due to unbilled receivables from new customers.

Investing Activities—The increase of $9.4 million in cash used in investing activities was primarily due to the sale of Meridian in the first quarter of 2017, cash paid in the acquisition of Asterion, and purchases of property, plant and equipment.

Financing Activities—The increase of $18.6 million in cash used in financing activities was primarily due to contributions from shareholders during the first quarter of 2017, increased cash paid for equity issuance costs during the first quarter of 2018, and cash paid for common share repurchases in the second quarter of 2018, partially offset by lower principal payments on long-term obligations.

Indebtedness

In connection with the Novitex Business Combination, we acquired debt facilities and issued notes totaling $1.4 billion. Proceeds from the indebtedness were used to pay off credit facilities existing immediately before the Novitex Business Combination.

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022, none of which is currently drawn. The Credit Agreement provides for the following interest rates for borrowings under the senior secured term facility and senior secured revolving facility: at the Company’s option, either (1) an adjusted LIBOR, subject to a 1.0% floor in the case of term loans, or (2) a base rate, in each case plus an applicable margin. The initial applicable margin for the senior secured term facility is 7.5% with respect to LIBOR borrowings and 6.5% with respect to base rate borrowings. The initial applicable margin for the senior secured revolving facility is 7.0% with respect to LIBOR borrowings and 6.0% with respect to base rate borrowings. The applicable margin for borrowings under the senior secured revolving facility is subject to step-downs based on leverage ratios. The senior secured term loan is subject to amortization payments, commencing on the last day of the first full fiscal quarter of the Company following the closing date, of 0.6% of the aggregate principal amount for each of the first eight payments and 1.3% of the aggregate principal amount for payments thereafter, with any balance due at maturity. As of June 30, 2018 the interest rate applicable for the first lien senior secured term loan was 9.83%.

Senior Secured Notes

Senior secured notes of $1.0 billion due July 2023 were also issued as part of the Novitex Business Combination. The notes bear interest at a rate of 10.0% per year. We pay interest on the notes on January 15 and July 15 of each year, commencing on January 15, 2018. The notes are guaranteed by subsidiary guarantors pursuant to a supplemental indenture.

Letters of Credit

As of June 30, 2018 and December 31, 2017, we had outstanding irrevocable letters of credit totaling approximately $20.6 million and $20.9 million, respectively, under the revolving credit facility.

Contractual Obligations

Our contractual obligations are described in our Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes to that information since December 31, 2017.

Potential Future Transactions

We may, from time to time explore and evaluate possible strategic transactions, which may include joint ventures, as well as business acquisitions or the acquisition or disposition of assets.  In order to pursue certain of these opportunities, additional funds will likely be required. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all.

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

At June 30, 2018, we had $1,298.0 million of debt outstanding, with a weighted average interest rate of 9.9%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $13.0 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year; one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018.

The interest rate swap, which is used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other income in the amount of $1.3 million and $4.7 million for the three and six months ended June 30, 2018.

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

Off Balance Sheet Arrangements

At June 30, 2018, we had no material off balance sheet arrangements, except for operating leases as described in our Form 10-K for the fiscal year ended December 31, 2017 and letters of credit described above under Liquidity and Capital Resources. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Material Weakness identified as of December 31, 2017

As of the year ended December 31, 2017, management identified a material weakness in internal controls over financial reporting relating to the supervision of specialists engaged to assist management in developing accounting conclusions with respect to a specific revenue contract and stock-based compensation accounting. We are addressing the material weakness through hiring additional experienced professionals. We have initiated changes in our process of evaluating information provided to and received from experts and are currently assessing the design and operating effectiveness of such controls.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Appraisal Demand

On September 21, 2017, former stockholders of SourceHOV, who allege combined ownership of 10,304 shares of SourceHOV common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017-0673-JRS (the “Appraisal Action”). The Appraisal Action arises out of the Novitex Business Combination, which gave rise to appraisal rights pursuant to 8 Del. C. § 262. In the Appraisal Action, the petitioners seek, among other things, a determination of the fair value of their shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses.

On October 12, 2017, SourceHOV filed its answer to the petition and a verified list pursuant to 8 Del. C. § 262(f). The parties have commenced discovery.  Trial is currently scheduled for June 2019.  At this stage of the litigation, the Company is unable to predict the outcome of the Appraisal Action or estimate any loss or range of loss that may arise from the Appraisal Action. Pursuant to the terms of the Novitex Business Combination Agreement, if such appraisal rights are perfected, a corresponding portion of shares of our Common Stock issued to Ex-Sigma 2 LLC, our principal stockholder, will be forfeited at such time as the PIPE Financing (as defined in the Consent, Waiver and Amendment dated June 15, 2017) is repaid. The Company intends to vigorously defend against the Appraisal Action.

Other

We are involved in various other legal proceedings that have arisen in the normal course of business. While the ultimate results of these matters cannot be predicted with certainty, we do not expect them to have a material adverse effect on our Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed below and the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and discussed below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Evolving data security and privacy requirements could increase our costs, and any significant data security incident could disrupt our operations, harm our reputation, expose us to legal risks and otherwise materially adversely affect our business, results of operations and financial condition.

Our business requires the secure processing and storage of sensitive information relating to our customers, employees, business partners and others. However, like any global enterprise operating in today’s digital business environment, we are subject to threats to the security of our networks and data, including threats potentially involving criminal hackers, hacktivists, state-sponsored actors, corporate espionage, employee malfeasance, and human or technological error. These threats continue to increase as the frequency, intensity and sophistication of attempted attacks and intrusions increase around the world.

Furthermore, in response to these threats there has been heightened legislative and regulatory focus on data privacy and security in the U.S., the European Union (EU) and elsewhere. As a result, we must comply with a growing and fast-evolving set of legal requirements in this area, including substantive cybersecurity standards as well as requirements for notifying regulators and affected individuals in the event of a data security incident. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks. For example, in May 2018, the EU’s new General Data Protection Regulation, commonly referred to as GDPR, came into effect, which imposes a host of new data privacy and security requirements, imposing significant costs on us and carrying substantial penalties for non-compliance.

In addition, many of our customers, including credit card companies, have imposed data security standards that we must meet. In particular, we must comply in some cases with the highest level of data security standards required by the Payment Card Industry Security Standards Council. While we continue our efforts to meet these standards, new and revised standards may be imposed that may be difficult for us to meet and could increase our costs.

A significant cybersecurity incident could result in a range of potentially material negative consequences for us, including unauthorized access to, disclosure, modification, misuse, loss or destruction of company systems or data; theft of sensitive, regulated or confidential data, such as personal identifying information or our intellectual property; the loss of functionality of critical systems through ransomware, denial of service or other attacks; and business delays, service or system disruptions, damage to equipment and injury to persons or property. The costs and operational consequences of responding to and remediating an incident may be substantial. Further, we could be exposed to litigation, regulatory enforcement or other legal action as a result of an incident, carrying the potential for damages, fines, sanctions or other penalties, as well injunctive relief requiring costly compliance measures. A cybersecurity incident could also impact our brand, harm our reputation and adversely impact our relationship with our customers, employees and stockholders. Failure to appropriately address these issues could also give rise to potentially material legal risks and liabilities.

If our Common Stock was no longer included in the Russell 2000 or Russell 3000 Indices, there could be a reduction in liquidity and prices for our stock.

Our Common Stock is included in the Russell 2000 and Russell 3000 indices. Inclusion in these indices may have positively impacted the price, trading volume, and liquidity of our Common Stock, in part, because index funds or other institutional investors often purchase securities that are in these indices. Conversely, if our market capitalization falls below the minimum necessary to be included in either or both of these indices at any annual reconstitution date, the opposite could occur. Further, our inclusion in these indices is weighted based on the size of our market capitalization, so even if our market capitalization remains above the amount required to be included on these indices, if our market capitalization is below the amount it was on the most recent reconstitution date, our Common Stock could be weighted at a lower level. If our Common Stock is weighted at a lower level, holders attempting to track the composition of these indices will be required to sell our Common Stock to match the reweighting of the indices.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company may, from time to time, purchase up to 5,000,000 shares of its Common Stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The decision as to whether to purchase any shares and the timing of purchases, if any, will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. The Share Buyback Program does not obligate the Company to purchase any shares and expires 24 months after authorized. The Share Buyback Program may be terminated or amended by the Company’s board of directors in its discretion at any time. In November of 2017, the Company purchased 49,300 shares as part of the Program. We purchased an additional 768,993 shares during the second quarter of 2018 at an average share price of $4.79. As of June 30, 2018, 817,993 shares had been repurchased under the Share Buyback Program. The Company records treasury stock using the cost method.

Under the Share Buyback Program we purchased an additional 225,504 shares during July 2018 at an average share price of $4.94.

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

3.1	Restated Certificate of Incorporation, dated July 12, 2017 (4)
3.2	Amended and Restated Bylaws, dated July 12, 2017 (4)
4.1	Specimen common stock Certificate (1)
4.2	Specimen Warrant Certificate (1)
4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
4.4

Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee (4)

4.5

First Supplemental Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee (4)

10.1	Amendment No. 1 to Amended & Restated Registration Rights Agreement, dated April 11, 2018, by and between the Company and the Holders (5)
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

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-198988).
(2)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-3, filed on February 16, 2018.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2017.
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 18, 2017.
(5)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on April 10, 2018.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August, 2018.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James G. Reynolds
James G. Reynolds
Chief Financial Officer (Principal Financial and Accounting Officer)