Form 10-Q
period 2018-09-30
Exela Technologies, Inc.
filed 2018-11-08
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, the registrant had 151,648,643 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended September 30, 2018

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2018 and December 31, 2017

(in thousands of United States dollars except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$40,692	$39,000
Restricted cash	8,955	42,489
Accounts receivable, net of allowance for doubtful accounts of $4,427 and $3,725, respectively	253,986	229,704
Inventories, net	16,122	11,922
Prepaid expenses and other current assets	26,933	24,596
Total current assets	346,688	347,711
Property, plant and equipment, net	131,156	132,908
Goodwill	749,762	747,325
Intangible assets, net	398,280	464,984
Deferred income tax assets	14,810	9,019
Other noncurrent assets	21,650	12,891
Total assets	$1,662,346	$1,714,838
Liabilities and Stockholders’ Deficit
Liabilities
Current liabilities
Accounts payable	$90,673	$81,263
Related party payables	10,756	14,445
Income tax payable	5,422	3,612
Accrued liabilities	41,397	49,383
Accrued compensation and benefits	54,975	46,925
Accrued interest	23,845	55,102
Customer deposits	39,419	31,656
Deferred revenue	18,084	12,709
Obligation for claim payment	52,889	42,489
Current portion of capital lease obligations	15,926	15,611
Current portion of long-term debt	20,062	20,565
Total current liabilities	373,448	373,760
Long-term debt, net of current maturities	1,307,884	1,276,094
Capital lease obligations, net of current maturities	22,945	25,958
Pension liability	30,376	25,496
Deferred income tax liabilities	2,115	5,362
Long-term income tax liability	3,470	3,470
Other long-term liabilities	15,307	14,704
Total liabilities	$1,755,545	$1,724,844
Commitments and Contingencies (Note 9)
Stockholders’ deficit
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 152,692,140 shares issued and 151,648,643 outstanding at September 30, 2018 and 150,578,451 shares issued and 150,529,151 outstanding at December 31, 2017	$15	$15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 4,569,233 shares issued and outstanding at September 30, 2018 and 6,194,233 shares issued and outstanding at December 31, 2017	1	1
Additional paid in capital	482,018	482,018
Less:common stock held in treasury, at cost; 1,043,497 shares at September 30, 2018 and 49,300 shares at December 31, 2017	(5,148)	(249)
Equity based compensation	38,601	34,085
Accumulated deficit	(594,162)	(514,628)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(3,833)	(194)
Unrealized pension actuarial losses, net of tax	(10,691)	(11,054)
Total accumulated other comprehensive loss	(14,524)	(11,248)
Total stockholders’ deficit	(93,199)	(10,006)
Total liabilities and stockholders’ deficit	$1,662,346	$1,714,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months ended September 30, 2018 and 2017

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Revenue	$383,030	$338,393	$1,186,579	$766,035
Cost of revenue (exclusive of depreciation and amortization)	295,936	255,116	903,682	539,242
Selling, general and administrative expenses	44,913	102,048	137,231	172,626
Depreciation and amortization	35,041	28,052	109,428	70,779
Related party expense	759	26,892	3,267	31,733
Operating income (loss)	6,381	(73,715)	32,971	(48,345)
Other expense (income), net:
Interest expense, net	38,339	37,652	114,883	91,740
Loss on extinguishment of debt	1,067	35,512	1,067	35,512
Sundry expense (income), net	(2,571)	563	(4,961)	2,960
Other income, net	(781)	—	(4,813)	—
Net loss before income taxes	(29,673)	(147,442)	(73,205)	(178,557)
Income tax benefit (expense)	733	37,002	(4,911)	32,924
Net loss	(28,940)	(110,440)	(78,116)	(145,633)
Dividend equivalent on Series A Preferred Stock related to beneficial conversion feature	—	(16,375)	—	(16,375)
Cumulative dividends for Series A Preferred Stock	(914)	(1,225)	(2,742)	(1,225)
Net loss attributable to common stockholders	$(29,854)	$(128,040)	$(80,858)	$(163,233)
Net loss per share - basic and diluted	$(0.20)	$(2.08)	$(0.53)	$(3.98)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Nine Months ended September 30, 2018 and 2017

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Net loss	$(28,940)	$(110,440)	$(78,116)	$(145,633)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,492)	233	(3,639)	1,256
Unrealized pension actuarial gains (losses), net of tax	140	(536)	363	(1,500)
Comprehensive loss	$(31,292)	$(110,743)	$(81,392)	$(145,877)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months ended September 30, 2018 and 2017

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

									Accumulated Other Comprehensive Income (Loss)
									Foreign Currency	Unrealized Pension
	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in	Equity-based	Translation	Actuarial Losses,	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at December 31, 2016, effect of reverse acquisition (refer to Note 4)	64,024,557	$6	—	$—	—	$—	$(57,395)	$27,342	$(3,547)	$(12,339)	$(293,968)	$(339,901)
Net loss January 1 to September 30, 2017											(145,633)	(145,633)
Equity-based compensation								4,446				4,446
Foreign currency translation adjustment									1,256			1,256
Net realized pension actuarial gains, net of tax										(1,500)		(1,500)
Merger recapitalization	16,575,443	2					20,546					20,548
Shares issued to acquire Novitex (refer to Note 3)	30,600,000	3					244,797					244,800
Issuance/Conversion of Quinpario shares	12,093,331	1					22,358					22,359
Sale of common shares at July 12, 2017	18,757,942	3					130,860					130,863
Issuance of Series A Preferred Stock			9,194,233	1			73,553					73,554
Shares issued for advisory services and underwriting fees	3,609,375						28,573					28,573
Conversion of Series A Preferred Stock to common shares	3,667,803		(3,000,000)									—
Shares issued for HandsOn Global Management contract termination fee	1,250,000						10,000					10,000
Equity issuance costs							(7,649)					(7,649)
Adjustment for beneficial conversion feature of Series A preferred stock (refer to Note 2)							16,375				(16,375)	—
Balances at September 30, 2017	150,578,451	$15	6,194,233	$1	—	$—	$482,018	$31,788	$(2,291)	$(13,839)	$(455,976)	$41,716

									Accumulated Other Comprehensive Income (Loss)
									Foreign Currency	Unrealized
	Common Stock		Preferred Stock		Treasury Stock		Additional Paid-in	Equity-based	Translation	Pension Actuarial	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Adjustment	Losses, net of tax	Deficit	Deficit
Balances at December 31, 2017	150,529,151	$15	6,194,233	$1	49,300	$(249)	$482,018	$34,085	$(194)	$(11,054)	$(514,628)	$(10,006)
Implementation of ASU 2014-09 (Note 2)											(1,418)	(1,418)
Net loss January 1 to September 30, 2018											(78,116)	(78,116)
Equity-based compensation								4,260				4,260
Foreign currency translation adjustment									(3,639)			(3,639)
Net realized pension actuarial gains, net of tax										363		363
Stock options exercised	126,922							256				256
Preferred shares converted to common	1,986,767		(1,625,000)									—
Shares Repurchased	(994,197)				994,197	(4,899)						(4,899)
Balances at September 30, 2018	151,648,643	$15	4,569,233	$1	1,043,497	$(5,148)	$482,018	$38,601	$(3,833)	$(10,691)	$(594,162)	$(93,199)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Nine Months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(78,116)	$(145,633)
Adjustments to reconcile net loss
Depreciation and amortization	109,428	70,779
Fees paid in stock	—	23,875
HGM Contract Termination Fee paid in stock	—	10,000
Original issue discount and debt issuance cost amortization	8,062	9,684
Provision (recovery) for doubtful accounts	2,470	451
Deferred income tax benefit	(3,689)	(37,186)
Share-based compensation expense	4,516	4,446
Foreign currency remeasurement	(2,040)	777
Gain on sale of Meridian	—	(588)
Loss on sale of assets	1,835	508
Fair value adjustment for interest rate swap	(5,456)	—
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	(6,374)	(2,784)
Prepaid expenses and other assets	(5,770)	189
Accounts payable and accrued liabilities	(23,457)	48,745	(1)
Related party payables	(3,689)	4,936
Net cash used in operating activities	(2,280)	(11,801	)(1)

Cash flows from investing activities
Purchases of property, plant and equipment	(14,077)	(7,001)
Additions to internally developed software	(3,080)	(6,348)
Additions to outsourcing contracts	(5,427)	(8,574)
Proceeds from sale of Meridian	—	4,582
Cash acquired in Quinpario reverse merger	—	91
Cash paid in acquisition, net of cash received	(6,513)	(423,428)
Proceeds on sale of assets	1,095	11
Net cash used in investing activities	(28,002)	(440,667)

Cash flows from financing activities
Change in bank overdraft	—	(210)
Loss on extinguishment of debt	1,067	35,512	(2)
Proceeds from issuance of stock	—	231,448
Repurchases of common stock	(4,899)	—
Proceeds from financing obligations	3,068	3,040
Contribution from shareholders	—	20,548
Proceeds from credit facility	30,000	1,320,500
Retirement of previous credit facilities	—	(1,055,736)
Cash paid for debt issuance costs and debt discounts	(1,094)	(39,837)
Cash paid for equity issue costs	(7,500)	(149)
Borrowings from revolver and swing-line loan	30,000	72,600
Repayments from revolver and swing line loan	(30,000)	(72,500)
Principal payments on long-term obligations	(21,647)	(32,647)
Net cash provided by (used in) financing activities	(1,005)	482,569
Effect of exchange rates on cash	(554)	335
Net increase (decrease) in cash and cash equivalents	(31,842)	30,436	(1)
Cash, restricted cash, and cash equivalents
Beginning of period	81,489	34,253	(1)
End of period	$49,647	$64,689	(1)

Supplemental cash flow data:
Income tax payments, net of refunds received	$5,296	$2,673
Interest paid	136,396	60,347
Noncash investing and financing activities:
Assets acquired through capital lease arrangements	9,318	2,080
Leasehold improvements funded by lessor	1,565	74
Issuance of common stock as consideration for Novitex	—	244,800
Accrued capital expenditures	1,994	3,512
Accretion of dividend equivalents	—	16,375

Note: Amounts may not foot due to rounding.

(1)         Balances for these items differ from previously reported balances due to the adoption of ASU no. 2016-18, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230), see Note 2.

(2)         Exela reclassified ‘Loss on extinguishment of debt’ from operating to financing activities due to the adoption of ASU no. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, see Note 2.

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

For the three and nine months ended September 30, 2018, outstanding shares of the Series A Preferred Stock, if converted would have resulted in an additional 5,586,344 shares of Common Stock outstanding, but were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The Company was originally incorporated July 12, 2017 as a special purpose acquisition company under the name Quinpario Acquisition Corp 2 (“Quinpario”). The Company has not included the effect of 35,000,000 warrants sold in the Quinpario Initial Public Offering (“IPO”) in the calculation of net income (loss) per share. Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s Common Stock price during the applicable period.

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Net loss attributable to common stockholders (A)	$(29,854)	$(128,040)	$(80,858)	$(163,233)
Weighted average common shares outstanding - basic and diluted (B)	151,663,670	61,584,175	152,010,290	41,018,724
Loss Per Share:
Basic and diluted (A/B)	$(0.20)	$(2.08)	$(0.53)	$(3.98)

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

2.                            Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) no. 2014-09, Revenue from Contracts with Customers (ASC 606). Under ASU 2014-09, revenue is recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018. The results for the reporting period beginning after January 1, 2018 are presented in accordance with the new standard, although historical information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. The adoption of ASC 606 did not have a material impact on the Company’s financial position, results of operations and cash flows as of or for the period ended September 30, 2018, and we expect the impact of the adoption of the new standard will be immaterial to our results of operations on an ongoing basis. The cumulative effect of accounting change recognized was $1.4 million recorded as an increase to beginning balance of accumulated deficit, and a corresponding reduction to Accounts Receivable, net. See Note 3 for additional disclosure.

Effective January 1, 2018, the Company adopted ASU no. 2016-15, (Topic 230): Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance on the presentation and classification of eight specific types of cash receipts and cash payments in the statement of cash flows such as debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees, with the intent of reducing diversity in practice. We applied the guidance retrospectively to all periods presented. Exela reclassified a loss on extinguishment of debt from operating activities to financing activities in the third quarter of 2017 in the currently presented financial statements and the to be filed annual financial statements ended December 31, 2018. The adoption had no impact on the Company’s financial position, results of operations, and cash flows for the quarter ended September 30, 2018.

Effective January 1, 2018, the Company adopted ASU no. 2016-18, (Topic 230): Restricted Cash. Statement of Cash Flows: Restricted Cash. The ASU addresses diversity in practice that exists in the classification and presentation of changes in restricted cash and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We applied the guidance retrospectively to all periods presented. As a result of adopting the ASU no. 2016-18, restricted cash is included in the balances of restricted cash, cash and cash equivalents presented in the Statement of Cash Flows for the nine months ended September 30, 2018 and 2017. Adopting the standard increased the net change in cash and cash equivalents, which is reflected within operating cash flows, by $11.4 million for the nine months ended September 30, 2017. Total Cash and cash equivalents for the Beginning of period and End of period September 30, 2017 increased $25.9 million and $37.3 million due to the inclusion of restricted cash.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles Goodwill and Other (Topic 350). Current guidance requires an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this Update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles, Goodwill, and Other - Internal Use Software (Subtopic 350-40): Customer’s accounting for implementation costs incurred in a Cloud Computing Arrangement that is a service contract. The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region and by segment for the three and nine months ended September 30, 2018, and 2017:

	Three months ended September 30,
	2018			2017
	ITPS	HS	LLPS	ITPS	HS	LLPS
United States	$248,055	$56,776	$18,941	$223,555	$56,405	$21,969
Europe	52,602	—	—	30,505	—	—
Other	6,656	—	—	5,959	—	—
Total	$307,313	$56,776	$18,941	$260,019	$56,405	$21,969

	Nine months ended September 30,
	2018			2017
	ITPS	HS	LLPS	ITPS	HS	LLPS
United States	$782,870	$171,722	$65,476	$427,675	$173,548	$66,930
Europe	146,242	—	—	89,736	—	—
Other	20,269	—	—	8,146	—	—
Total	$949,381	$171,722	$65,476	$525,557	$173,548	$66,930

Contract Balances

The following table presents contract assets and contract liabilities recognized at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Accounts receivable, net	$253,986	$229,704
Deferred revenues	18,322	13,717
Costs to obtain and fulfill a contract	19,902	22,929
Customer deposits	39,419	31,656

Accounts receivable, net includes $37.7 million and $27.9 million as of September 30, 2018 and December 31, 2017, respectively, representing amounts not billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $12.1 million during the nine months ended September 30, 2018 that had been deferred as of December 31, 2017.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

Costs incurred to obtain and fulfill contracts are deferred and expensed on a straight-line basis over the estimated benefit period. We recognized $7.3 million of amortization for these costs in the first nine months of 2018 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract commissions and transition/set-up costs. Examples of such capitalized costs include hourly labor and related fringe benefits and travel costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from customers in advance for postage. The majority of the amounts recorded as of December 31, 2017 were used to pay for postage with the corresponding postage revenue being recognized during the nine months ended September 30, 2018.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, and (2) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of September 30, 2018 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

2018	$11,894
2019	35,726
2020	19,939
2021	11,385
2022	5,556
2023 and thereafter	2,299
Total	$86,799

4.                            Business Combinations and Acquisitions

Novitex

On July 12, 2017, the Company consummated its business combination with SourceHOV Holdings, Inc. (“SourceHOV”) and Novitex Holdings, Inc. (“Novitex”, the “Novitex Business Combination”) pursuant to the Business Combination Agreement and Consent, Waiver and Amendment to the Novitex Business Combination Agreement, dated February 21, 2017 and June 15, 2017. In connection with the Novitex Business Combination, the Company acquired debt facilities and issued notes totaling $1.4 billion (refer to Note 6 — Long Term Debt and Credit Facilities). Proceeds from the acquired debt were used to refinance the existing debt of SourceHOV, settle the outstanding debt of Novitex, and pay fees and expenses incurred in connection with the Novitex Business Combination. Immediately following the Novitex Business Combination, there were 146,910,648 shares of common stock, 9,194,233 shares of Series A Preferred Stock, and 35,000,000 warrants outstanding.

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

Through the acquisition of Novitex, we continue to pursue revenue synergies, leverage brand awareness, generate greater free cash flow, expand the existing Novitex sales channels, and increase utilization of the existing workforce. The Company also anticipates continued opportunity for growth through the ability to leverage additional future services and capabilities. Our anticipation of synergies and leveraging existing brand awareness, among other factors, contributed to a purchase price in excess of the estimated fair value of Novitex’s identifiable net assets assumed, and as a result, the Company has recorded goodwill in connection with this acquisition. Approximately $14.0 million of the

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

goodwill recorded was tax deductible, which was carried over from the tax basis of the seller. Since the acquisition date of July 12, 2017, $292.1 million of revenue and $17.5 million of net loss were included in our consolidated revenues and net loss, respectively, for Novitex for the year ended December 31, 2017.  For the three and nine months ended September 30, 2018 Exela recognized $162.6 million and $512.7 million in revenue related to Novitex in the Consolidated Statement of Operations. These results are included in the ITPS segment.

Transaction Costs

The Company incurred approximately $60.0 million in advisory, legal, accounting and management fees in conjunction with the Novitex Business Combination as of December 31, 2017, excluding contract cancellation and advising fees to HandsOn Global Management (“HGM”) of $23.0 million. Additionally, $7.6 million was incurred related to equity issuance costs and $40.9 million was incurred in debt issuance costs. No transaction costs were incurred in the nine months ended September 30, 2018.

Restructuring Charges

In February 2017, Management performed a strategic review of human resources at Novitex for the purpose of assessing the business need for their employment and for the purpose of quantifying the synergies resulting from the acquisition. As a result, in June 2017, representatives of SourceHOV and HGM Group communicated the termination of certain executives and non-executive Novitex employees. There were no restructuring charges incurred in the nine months ended September 30, 2018 and $4.7 million were incurred during the nine months ended September 30, 2017.

The Company determined that costs associated with termination benefits should be accounted for separately from the acquisition, as a post combination expense of the combined entity because the expense was incurred for the benefit of the combined entity. In connection with the closing of the Novitex Business Combination in the third quarter of 2017 the Company recorded severance expense in the amount of $5.3 million related to the impacted executives and $0.1 million related to other terminations in the statement of operations. Severance expense was $0.4 million for the nine months ended September 30, 2018.

Asterion

On April 10, 2018, Exela completed the acquisition of Asterion International Group (“Asterion,” the “Asterion Business Combination”), a well-established provider of technology driven business process outsourcing, document management and business process automation across Europe. The purchase price was approximately $19.5 million. The acquisition comes with minimal customer overlap and is strategic to expanding Exela’s European business.

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

Through the acquisition of Asterion, we expect to leverage brand awareness, strengthen margins, and expand the existing Asterion sales channels. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Asterion’s identifiable net assets assumed, and as a result, the Company has recorded goodwill in connection with this acquisition. For the three and nine months ended September 30, 2018 Exela recognized $18.9 million and $39.8 million in revenue related to Asterion in the Consolidated Statement of Operations.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

5.     Intangibles Assets and Goodwill

Intangibles

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	September 30, 2018
	Gross Carrying Amount (a)	Accumulated Amortization	Intangible Assets, Net
Customer relationships	$507,950	$(176,967)	$330,983
Developed technology	89,053	(85,096)	3,957
Trade names	13,100	(2,326)	10,774
Costs to obtain and fulfill a contract	44,406	(24,504)	19,902
Internally developed software	32,518	(5,343)	27,175
Trademarks	23,379	(17,890)	5,489
Non compete agreements	1,350	(1,350)	—
Intangibles, net	$711,756	$(313,476)	$398,280

	December 31, 2017
	Gross Carrying Amount (a)	Accumulated Amortization	Intangible Assets, Net
Customer relationships	$504,643	$(135,962)	$368,681
Developed technology	89,076	(77,103)	11,973
Trade names (b)	13,100	—	13,100
Costs to obtain and fulfill a contract	40,456	(17,526)	22,930
Internally developed software	28,254	(2,597)	25,657
Trademarks	23,370	(1,446)	21,924
Non compete agreements	1,350	(631)	719
Intangibles, net	$700,249	$(235,265)	$464,984

(a) Amounts include intangible assets acquired in business combinations

(b) The carrying amount of trade names is net of accumulated impairment losses of $39.3 million recognized in 2017.

Goodwill

Goodwill by reporting segment consists of the following:

	Goodwill	Additions		Reductions		Currency translation adjustments	Goodwill (a)
ITPS	$159,394	$406,522	(b)	—		$299	$566,215
HC	86,786	—		—		—	86,786
LLPS	127,111	—		(32,787	)(c)	—	94,324
Balance as of December 31, 2017	$373,291	$406,522		$(32,787)		$299	$747,325
ITPS	566,215	$2,541	(d)			$(104)	568,652
HC	86,786						86,786
LLPS	94,324						94,324
Balance as of September 30, 2018	$747,325	$2,541		$—		$(104)	$749,762

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

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

(d) Addition to goodwill due to the Asterion Business Combination (Refer to Note 4) and an immaterial acquisition in the third quarter.

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

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, a (i) $350.0 million senior secured term loan maturing July 12, 2023 with an OID of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022, none of which is currently drawn. As of September 30, 2018 and December 31, 2017, the Company had outstanding irrevocable letters of credit totaling approximately $20.6 million and $20.9 million, respectively, under the senior secured revolving facility.

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

Term Loan Repricing

On July 13, 2018, Exela successfully repriced the $343.4 million of term loans outstanding under its senior secured credit facilities (the “Repricing”). The Repricing was accomplished pursuant to a First Amendment to First Lien Credit Agreement (the “First Amendment”), dated as of July 13, 2018, by and among the Company’s subsidiaries Exela Intermediate Holdings LLC, Exela Intermediate, LLC, each “Subsidiary Loan Party” listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto, whereby the Company borrowed $343.4 million of refinancing term loans (the “Repricing Term Loans”) to refinance the Company’s existing senior secured term loans.

In accordance with ASC 470 — Debt — Modifications and Extinguishments, as a result of certain lenders that participated in Exela’s debt structure prior to the Term Loan Repricing and the Company’s debt structure after the refinancing, it was determined that a portion of the refinancing of Exela’s senior secured credit facilities would be accounted for as a debt modification, and the remaining would be accounted for as an extinguishment. The company incurred $1.0 million in new debt issuance costs related to the refinancing, of which $1.0 million was expensed pursuant to modification accounting. The proportion of debt that was extinguished resulted in a write off of previously recognized debt issue costs of $0.1 million. Additionally, for the new lenders who exceeded the 10% test, less than $0.1 million was recorded as additional debt issue costs. All unamortized costs and discounts will be amortized over the life of the new term loan using the effective interest rate of the term loan.

The Repricing Term Loans will bear interest at a rate per annum of, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin of 6.50% for LIBOR loans and 5.50% for base rate loans. The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the existing senior secured term loans that were incurred on July 12, 2017 pursuant to the Credit Agreement. The Repricing Term Loans will mature on July 12, 2023, the same maturity date as the existing senior secured term loans.

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

Other than as described above, the terms, conditions and covenants applicable to the Repricing Term Loans and the Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the Existing Term Loans under the First Lien Credit. The Repricing and issuance of the Incremental Term Loans resulted in a partial debt extinguishment, for which Exela recognized $1.1 million in debt extinguishment costs in the third quarter of 2018.

Long-Term Debt Outstanding

As of September 30, 2018 and December 31, 2017, the following long-term debt instruments were outstanding:

	September 30,	December 31,
	2018	2017
Other (a)	$17,906	$17,534
First lien credit agreement (b)	336,684	308,825
Senior secured notes (c)	973,356	970,300
Total debt	1,327,946	1,296,659
Less: Current portion of long-term debt	(20,062)	(20,565)
Long-term debt, net of current maturities	$1,307,884	$1,276,094

(a)                  Other debt represents the Company’s outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company.

(b)                  Net of unamortized original issue discount and debt issuance costs of $8.7 million and $25.7 million as of September 30, 2018 and $9.9 million and $29.1 million as of December 31, 2017.

(c)                   Net of unamortized debt discount and debt issuance costs of $19.0 million and $7.6 million as of September 30, 2018 and $21.2 million and $8.5 million as of December 31, 2017.

7.                            Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under U.S. GAAP. The Company recorded an income tax benefit of $0.7 million and $37.0 million for the three months ended September 30, 2018 and 2017, respectively. The Company recorded an income tax expense of $4.9 million and an income tax benefit of $32.9 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company’s ETR of 2.5% and (6.7%) for the three and nine months ended September 30, 2018, respectively, differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforward’s created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

The Company’s ETR of 25.1% and 18.4% for the three and nine months ended September 30, 2017, respectively, differed from the U.S. statutory tax rate of 35.0%, and was primarily impacted by permanent tax adjustments (primarily transaction costs), Meridian goodwill impairment, foreign operations, Indian prior year tax expense true-up, and a valuation allowance against certain domestic deferred tax assets that are not more-likely-than-not to be realized.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

The TCJA subjects a US shareholder to tax on Global Intangible Low-taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Our accounting policy election with respect to the new GILTI Tax rules will depend, in part, on analyzing our global income to determine whether we can reasonably estimate the tax impact. We are interpreting the provisions included in the recently proposed GILTI regulations issued by the U.S. Treasury Department which may impact our GILTI calculation. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At September 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our annual effective ETR and have not provided additional GILTI on deferred items.

Additionally, on August 1, 2018, the U.S. Treasury Department released proposed regulations covering the one-time transition tax on undistributed foreign earnings, which was enacted as part of the TCJA. We evaluated the issuance of the new guidance to our provisional amounts related to the transition tax that were initially recorded in our overall tax provision for the year ended December 31, 2017 and determined there are no changes to our prior estimates of the one-time transition tax as a result of the proposed regulations. We will continue to refine our provisional estimates for our computations as information is made available.

As of September 30, 2018, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2017. The Company’s valuation allowances have increased by approximately $18.5 million from December 31, 2017 to September 30, 2018 due largely to effects of TCJA relating to interest expense.

During the fourth quarter the Company filed its 2017 U.S. federal income tax return for the year ended December 31, 2017. The impact of the 2017 tax return to provision adjustments included changes in estimates to our previously recognized one-time transition tax on undistributed foreign earnings that resulted in a reduction of our US federal net operating loss carryforwards by $6.7 million ($1.4 million tax effected at the newly enacted US federal rate of 21%) and also decreased our federal valuation allowance by the same amount resulting in no net effect to the tax provision. As of September 30, 2018 the Company has not finalized its accounting for the income tax effects of the TCJA and will continue to analyze the impact of the proposed regulations covering the one-time transition tax during the SAB 118 measurement period.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of September 30, 2018 and December 31, 2017, the Company recorded actuarial losses of $10.7 million and $11.1 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2018	2017	2018	2017
Service cost	$27	$2	$56	$6
Interest cost	569	585	1,686	1,708
Expected return on plan assets	(701)	(610)	(2,076)	(1,782)
Amortization:
Amortization of prior service cost	(34)	(34)	(102)	(99)
Amortization of net (gain) loss	433	529	1,294	1,546
Net periodic benefit cost	$294	$472	$858	$1,379

Upon adopting ASU no. 2017-07 as described in Note 2, the Company now records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $2.3 million to its pension plans during the nine months ended September 30, 2018 and 2017. The Company has funded the pension plans with the required contributions for 2018 based on current plan provisions.

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

10.    Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2018 and December 31, 2017

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 101.5% and 106.4% respectively, of the respective principal balance outstanding as of September 30, 2018. The carrying value approximates the fair value for the long-term debt. Other debt represents the Company’s outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt using Level 2 inputs including the recent issue of the debt, the Company’s credit rating, and the current risk-free rate. The Company’s contingent liabilities related to prior acquisitions are re-measured each period and represent a Level 2 measurement as it is based on using an earn out method based on the agreement terms.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2018 and December 31, 2017:

	Carrying	Fair	Fair Value Measurements
As of September 30, 2018	Amount	Value	Level 1	Level 2	Level 3
Recurring and nonrecurring assets and liabilities:
Acquisition contingent liability	$721	721	—	—	721
Long-term debt	1,307,884	1,438,469		1,438,469
Interest rate swap asset	$6,753	6,753	—	6,753

	Carrying	Fair	Fair Value measurements
As of December 31, 2017	Amount	Value	Level 1	Level 2	Level 3
Recurring and nonrecurring assets and liabilities:
Acquisition contingent liability	$721	721	—	—	721
Long-term debt	1,276,094	1,308,478		1,308,478
Interest rate swap asset	$1,297	1,297	—	1,297

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

	September 30,	December 31,
	2018	2017
Balance as of Beginning of Period	$721	$721
Payments/Reductions	—	—
Balance as of End of Period	$721	$721

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

11.   Stock-Based Compensation

At closing of the Novitex Business Combination, SourceHOV had 24,535 restricted stock units (“RSUs”) outstanding under its 2013 Long Term Incentive Plan (“2013 Plan”). Simultaneous with the closing of the Novitex Business Combination, the 2013 Plan, as well as all vested and unvested RSUs under the 2013 Plan were assumed by Ex-Sigma, LLC (“ExSigma”), an entity formed by the former SourceHOV equity holders, which is also the Company’s principal stockholder. In accordance with U.S. GAAP, the Company continues to incur compensation expense related to the 9,880 unvested RSUs as of July 12, 2017 on a straight-line basis until fully vested, as the recipients of the RSUs are employees of the Company. Subject to continuous employment and other terms of the 2013 Plan, all remaining unvested RSUs with an initial vesting period of 3 or 4 years will vest in April 2019. As of September 30, 2018 there are 2,675 nonvested shares related to the 2013 Plan with a weighted average remaining contractual life of .58 years and a weighted average aggregate intrinsic value per share of $1,633.

Exela 2018 Stock Incentive Plan

On January 17, 2018, Exela’s 2018 Stock Incentive Plan (the “2018 Plan”) became effective. The 2018 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based compensation to eligible participants. Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. The Company is authorized to issue up to 8,323,764 shares of Common Stock under the 2018 plan.

Restricted Stock Unit Grants

Restricted stock awards generally vest ratably over a one to two year period. Shares of restricted stock granted under the 2018 plan are considered issued and outstanding at the date of grant and have the same voting rights as other outstanding common stock. Restricted stock units are subject to forfeiture if employment terminates prior to vesting and are expensed ratably over the vesting period.

A summary of the status of restricted stock units related to the 2018 Plan as of September 30, 2018 is presented as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Shares granted	1,020,220	$283.1
Shares forfeited	—
Shares vested	(126,923)
Nonvested at September 30, 2018	893,297	$283.1	1.00	$4,598

Options

Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity in the first nine months of 2018 is summarized in the following table:

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

	Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($)
Granted	3,570,300	$6.06
Exercised	—
Canceled	—
Expired
Balance at September 30, 2018	3,570,300	$6.06	3.14	$9,590

As of September 30, 2018, there was approximately $17.0 million of total unrecognized compensation expense related to non-vested awards for the 2013 Plan and 2018 Plan, which will be recognized over the respective service period.

Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $4.5 million and $1.6 million related to the 2013 Plan and 2018 Plan awards for the three and nine months ended September 30, 2018.

12.     Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of common stock, par value $0.0001 per share. At September 30, 2018 the Company had 151,648,643 shares of common stock outstanding. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of Exela Common Stock possess all voting power for the election of Exela’s directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of Exela Common Stock are entitled to one vote per share on matters to be voted on by stockholders.  Holders of Exela Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the common stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2018, the Company had 4,569,233 shares of Series A Preferred Stock outstanding. The par value of Series A Preferred Stock is $0.0001 per share.  Each share of Series A Convertible Preferred Stock will be convertible at the holder’s option, at any time after the six-month anniversary and prior to the third anniversary of the issue date, initially into 1.2226 shares of Exela Common Stock.

Holders of the Series A Preferred Stock will be entitled to receive cumulative dividends at a rate per annum of 10% of the Liquidation Preference per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date until the third anniversary of the issue date, the amount of all accrued but unpaid dividends on the Series A Preferred Stock will be added to the Liquidation Preference without any action by the Company’s board of directors. For the three and nine months ended September 30, 2018 this amount was $0.9 million and $2.7 million, respectively, as reflected on the Consolidated

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

Statement of Operations. The cumulative accrued but unpaid dividends of the Series A Preferred Stock since their inception on July 12, 2017 is $5.2 million. The per share average of cumulative preferred dividends is 0.6 dollars.

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

Treasury Stock

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company may, from time to time, purchase up to 5,000,000 shares of its Common Stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The decision as to whether to purchase any shares and the timing of purchases, if any, will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. The Share Buyback Program does not obligate the Company to purchase any shares and expires in 24 months. The Share Buyback Program may be terminated or amended by the Company’s board of directors in its discretion at any time. We purchased 994,197 shares during the nine months ended September 30, 2018 under the Share Buyback Program at an average share price of $4.81.

Warrants

At September 30, 2018, there were 34,988,302 warrants outstanding. As part of its IPO, Quinpario had issued 35,000,000 units including one share of common stock and one warrant of which 34,988,302 have been separated from the original unit and 11,698 warrants remain an unseparated part of the originally issued units. The warrants are traded on the OTC Bulletin Board as of September 30, 2018.

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

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

The rental expense for these operating leases was $0.2 million for the three months ended September 30, 2018 and 2017, and $0.5 million for the nine months ended September 30, 2018 and 2017.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was $0.1 million for the three months ended September 30, 2018. The expense recognized for these services was $0.1 million for the nine months ended September 30, 2018.

The Company received consulting services from Shadow Pond, LLC. Shadow Pond, LLC is wholly owned and controlled by Vik Negi, our Executive Vice President Treasury and Business Affairs. The consulting arrangement was established to compensate Mr. Negi for his services to the Company prior to becoming an employee. The expense recognized for these services was $0.1 million and $0.4 million for the nine months ended September 30, 2018 and 2017, respectively. This consulting arrangement with Shadow Pond, LLC terminated on April 1, 2018 and Mr. Negi continues to provide services as an employee of the Company. As such, there were no additional expenses for the three months ended September 30, 2018.

Relationship with HandsOn Global Management

The Company incurred management fees to HGM, SourceHOV’s former owner, of $3.0 million and $6.0 million for the three and nine month periods ended September 30, 2017. The management agreement terminated in 2017 and there were no such fees for the three and nine months ended September 30, 2018.

The Company incurred reimbursable travel expenses to HGM of $0.1 million for the three months ended September 30, 2018, and $0.2 million and $0.5 million for the nine months ended September 30, 2018 and 2017.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and SourceHOV, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, SourceHOV is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides SourceHOV with free use of technology and includes a reseller arrangement pursuant to which SourceHOV is entitled to sell these services to third parties. Any revenue earned by SourceHOV in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of SourceHOV. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. SourceHOV has the license to use and resell such brands, as described therein. We incurred fees relating to these agreements of $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017. We incurred fees relating to these agreements of $0.6 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Relationship with HOV Services, Ltd.

HOV Services, Ltd. provides the Company data capture and technology services. HOV Services, Ltd is an indirect equity holder of Ex-Sigma LLC. The expense recognized for these services was $0.4 million for the three months ended September 30, 2018 and 2017, and $1.2 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively. These expenses are included in cost of revenue in the consolidated statements of operations.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

Relationship with Apollo Global Management, LLC

The Company provides services to and receives services from certain Apollo affiliated companies. Funds managed by Apollo Global Management, LLC have the right to designate two of the Company’s directors. On November 18, 2014, the Company’s subsidiary, Exela Enterprises Solutions, Inc. (“Novitex Solutions”), entered into a master services agreement with Management Holdings, an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, Novitex Solutions provides Management Holdings printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. We recognized revenue of $0.1 million and $0.2 million in our consolidated statements of operations from Apollo affiliated companies under this agreement for the three months ended September 30, 2018 and 2017. We recognized revenue of $0.5 million and $0.2 million for the nine months ended September 30, 2018 and 2017 in our consolidated statements of operations from Apollo affiliated companies under this agreement.

On January 18, 2017, Novitex Solutions entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC (“Caesars”). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, Novitex Solutions provides managed print services to Caesars, including general equipment operation, supply management, support services and technical support. We recognized revenue of approximately $1.1 million and 0.4 million in our consolidated statements of operations from Caesars under this master purchase and professional services agreement for the three months ended September 30, 2018 and 2017. We recognized revenue of $3.1 million and $0.4 million for the nine months ended September 30, 2018 and 2017 in our consolidated statements of operations from Caesars under this master purchase and professional services agreement.

On May 5, 2017, Novitex Solutions entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, Novitex Solutions provides ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. We recognized revenue of $0.2 million and $0.4 million in our consolidated statements of operations from ADT LLC under this master services agreement for the three and nine months ended September 30, 2018.

On July 20, 2017, Novitex Solutions entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, Novitex Solutions provides commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $0.7 million and $4.9 million for the three and nine months ended September 30, 2018 and cost of revenue of $0.1 million for the nine months ended September 30, 2018 from Diamond Resorts Centralized Services Company under this master services agreement. No cost of revenue was recognized for the three months ended September 30, 2018 under this agreement.

In April 2016, Novitex Solutions entered into a master services agreement with Presidio Networked Solutions Group, LLC (“Presidio Group”), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo and with a common Apollo designated director. Pursuant to this master services agreement, Presidio Group provides Novitex Solutions with employees, subcontractors, and/or goods and services. For the three and nine months ended September 30, 2018 there were related party expenses of $0.2 million and $0.5 million, respectively, for this service. For the three and nine months ended September 30, 2017 there were related party expenses of $0.2 million for this service.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

Payable Balances with Affiliates

Payable balances with affiliates as of September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
HOV Services, Ltd	$411	$286
Rule 14	123	158
HGM	10,080	13,689
Apollo affiliated company	142	312
	$10,756	$14,445

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

	Three months ended September 30, 2018
	ITPS	HS	LLPS	Total
Revenue	$307,313	$56,776	$18,941	$383,030
Cost of revenue (exclusive of depreciation and amortization)	246,492	36,919	12,525	295,936
Selling, general and administrative expenses				44,913
Depreciation and amortization				35,041
Related party expense				759
Interest expense, net				38,339
Loss on extinguishment of debt				1,067
Sundry expense, net				(2,571)
Other income, net				(781)
Net loss before income taxes				$(29,673)

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

	Three months ended September 30, 2017
	ITPS	HS	LLPS	Total
Revenue	$260,019	$56,405	$21,969	$338,393
Cost of revenue (exclusive of depreciation and amortization)	204,602	37,451	13,063	255,116
Selling, general and administrative expenses				102,048
Depreciation and amortization				28,052
Related party expense				26,892
Interest expense, net				37,652
Sundry expense, net				563
Loss on extinguishment of debt				35,512
Net loss before income taxes				$(147,442)

	Nine months ended September 30, 2018
	ITPS	HS	LLPS	Total
Revenue	$949,381	$171,722	$65,476	$1,186,579
Cost of revenue (exclusive of depreciation and amortization)	752,796	111,135	39,751	903,682
Selling, general and administrative expenses				137,231
Depreciation and amortization				109,428
Related party expense				3,267
Interest expense, net				114,883
Loss on extinguishment of debt				1,067
Sundry expense, net				(4,961)
Other income, net				(4,813)
Net loss before income taxes				$(73,205)

	Nine months ended September 30, 2017
	ITPS	HS	LLPS	Total
Revenue	$525,557	$173,548	$66,930	$766,035
Cost of revenue (exclusive of depreciation and amortization)	385,447	113,152	40,643	539,242
Selling, general and administrative expenses				172,626
Depreciation and amortization				70,779
Related party expense				31,733
Interest expense, net				91,740
Sundry expense, net				2,960
Loss on extinguishment of debt				35,512
Net loss before income taxes				$(178,557)

15. Subsequent Events

On October 31, 2018 Exela entered into a definitive agreement to acquire Drescher Group (“Drescher”), a well-established business process outsourcing (“BPO”) company focusing on integrated communications with a large presence in Europe’s largest economy, Germany. The purchase price was approximately $5.1 million on a cash free, debt free basis. The acquisition is subject to customary and closing conditions, including regulatory approval.

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

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, the estimated or anticipated future results and benefits of the Novitex Business Combination, future opportunities for the combined company, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this quarterly report and our Annual Report on Form 10-K for the year ended December 31, 2017 (our “Annual Report”) under the heading “Risk Factors” as supplemented by risk factors described in Part II, “Item 1A. Risk Factors” of our quarterly report for the quarter ended June 30, 2018 and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide Exela’s expectations, plans or forecasts of future events and views as of the date of this quarterly report. Exela anticipates that subsequent events and developments will cause Exela’s assessments to change. These forward-looking statements should not be relied upon as representing Exela’s assessments as of any date subsequent to the date of this quarterly report.

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

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the financial information presented for the three and nine months ended September 30, 2018 is only partially comparable to the financial information for the three and nine months ended September 30, 2017. Since SourceHOV was deemed the accounting acquirer in the Novitex Business Combination consummated on July 12, 2017, the financial information presented for the three and nine months ended September 30, 2017 reflects the financial information and activities of SourceHOV only. The financial information presented for the three and nine months ended September 30, 2018 includes the financial information and activities for SourceHOV and Novitex for the period January 1, 2018 to September 30, 2018.  This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows.

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

Prior to the 2017 Novitex Business Combination, SourceHOV transformed into a multi-industry solution provider and acquired key technology through the acquisition of TransCentra, Inc. (‘‘TransCentra’’), a provider of integrated outsourced billing, remittance processing and imaging software and consulting services. The addition of TransCentra increased SourceHOV’s footprint in the remittance transaction processing and presentment area, expanded its mobile banking offering and enabled significant cross-selling and up-selling opportunities.

On April 10, 2018, Exela completed the acquisition of Asterion International Group (“Asterion”), a well-established provider of technology driven business process outsourcing, document management and business process automation (“BPA”) across Europe. Asterion currently serves over 250 key customers in Europe from 13 operating locations and 30 customer sites. The purchase price was approximately $19.5 million. The acquisition comes with minimal customer overlap and is strategic to expand Exela’s pro forma combined European business to over $200 million in annual revenue. This acquisition will not only enable Asterion’s customers to access Exela’s full suite of BPA solutions but also strategically position Exela to expand its existing revenue base through a broader portfolio of offerings with a larger European presence.

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

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $168.8 million and $168.0 million for the three months ended September 30, 2018 and 2017, respectively. We incurred personnel costs of $516.5 million and $360.0 million for the nine months ended September 30, 2018 and 2017, respectively. The majority of our personnel costs are variable and are incurred only while we are providing our services.

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

Results of Operations

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017:

	Three Months ended September 30,
	2018	2017	Change	% Change
Revenue:
ITPS	$307,313	$260,019	$47,294	18.19%
HS	56,776	56,405	371	0.66%
LLPS	18,941	21,969	(3,028)	-13.78%
Total revenue	383,030	338,393	44,637	13.19%
Cost of revenues (exclusive of depreciation and amortization):
ITPS	246,492	204,602	41,890	20.47%
HS	36,919	37,451	(532)	-1.4%
LLPS	12,525	13,063	(538)	-4.12%
Total cost of revenues	295,936	255,116	40,820	16.00%
Selling, general and administrative expenses	44,913	102,048	(57,135)	-55.99%
Depreciation and amortization	35,041	28,052	6,989	24.91%
Related party expense	759	26,892	(26,133)	-97.18%
Operating income	6,381	(73,715)	80,096	-108.66%
Interest expense, net	38,339	37,652	687	1.82%
Loss on extinguishment of debt	1,067	35,512	(34,445)	-97.00%
Sundry expense/(income), net	(2,571)	563	(3,134)	-556.66%
Other income, net	(781)	—	(781)	—
Net loss before taxes	(29,673)	(147,442)	117,769	-79.87%
Income tax expense	733	37,002	(36,269)	-98.02%
Net loss	$(28,940)	$(110,440)	$81,500	-73.8%

Revenue

The increase in total revenues was primarily related to the Novitex Business Combination and the Asterion Business Combination. Our ITPS, HS, and LLPS segments constituted 80.2%, 14.8%, and 5.0% of total revenue, respectively, for the three months ended September 30, 2018, compared to 76.8%, 16.7%, and 6.5%, respectively, for the three months ended September 30, 2017. The revenue changes by reporting segment were as follows:

ITPS —     The increase was primarily attributable to the Novitex Business Combination and the Asterion Business Combination, which contributed $28.1 million and $18.9 million, or 99.5% of the increase.

HS   —       The amounts are materially consistent with the prior period.

LLPS — The decrease was primarily attributable to projects winding down during the third quarter of 2018.

Cost of Revenue

The increase in total cost of revenue was primarily related to the Novitex Business Combination and the Asterion Business Combination. The cost of revenue changes by operating segment was as follows:

ITPS — The increase was primarily attributable to the Novitex Business Combination and the Asterion Business Combination, which contributed approximately $26.0 million and $17.5 million of the increase.

HS   —       The amounts are materially consistent with the prior period. Cost of revenue as a percentage of total revenue was 65.0% in the third quarter of 2018 compared to 66.4% in the third quarter of 2017, a decrease of 1.4%.

LLPS — Cost of revenue as a percentage of revenue increased to 66.1% in the third quarter of 2018 compared to 59.5% in the third quarter of 2017 mainly driven by the lower revenue from projects winding down.

Selling, General and Administrative Expenses

The decrease of $57.1 million for the comparative period was primarily driven by the one-time transaction costs incurred in 2017 as part of the Business Combination, offset by the impact of the Asterion Business Combination which contributed $2.0 million in expense for the three months ended September 30, 2018.

Depreciation & Amortization

The increase was primarily attributable to amortization of trademarks and trade names resulting in higher amortization expense.

Related Party Expenses

Excluding the $23.0 million of contract termination and advisory fees to HandsOn Global Management (“HGM”) during 2017 in connection with the Novitex Business Combination, the expenses remained relatively flat.

Interest Expense

The amounts are materially consistent with the prior period.

Sundry Expense (Income)

The decrease was primarily attributable to foreign currency transaction losses associated with exchange rate fluctuations.

Other Income

The increase is primarily attributable to an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument of $0.8 million for the quarter ended September 30, 2018 were recorded directly in earnings.

Income Tax (Expense) Benefit

We had an income tax benefit of $0.7 million for the three months ended September 30, 2018 compared to an income tax benefit of $37.0 million for the three months ended September 30, 2017. The change in the income tax expense was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets. The income tax benefit for the three months ended September 30, 2017 was primarily related to the decrease of valuation allowance on a portion of the Company’s U.S. federal and state valuation allowance on deferred tax assets in connection with the acquisition of Novitex. The change in the effective tax rate for the three months ended September 30, 2018 resulted from permanent tax adjustments and valuation allowances, including valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017:

	Nine Months ended September 30,
	2018	2017	Change	% Change
Revenue:
ITPS	$949,381	$525,557	$423,824	80.64%
HS	171,722	173,548	(1,826)	-1.05%
LLPS	65,476	66,930	(1,454)	-2.17%
Total revenue	1,186,579	766,035	420,544	54.90%
Cost of revenues (exclusive of depreciation and amortization):
ITPS	752,796	385,447	367,349	95.30%
HS	111,135	113,152	(2,017)	-1.78%
LLPS	39,751	40,643	(892)	-2.19%
Total cost of revenues	903,682	539,242	364,440	67.58%
Selling, general and administrative expenses	137,231	172,626	(35,395)	-20.50%
Depreciation and amortization	109,428	70,779	38,649	54.61%
Related party expense	3,267	31,733	(28,466)	-89.70%
Operating income	32,971	(48,345)	81,316	-168.20%
Interest expense, net	114,883	91,740	23,143	25.23%
Loss on extinguishment of debt	1,067	35,512	(34,445)	-97.00%
Sundry expense/(income), net	(4,961)	2,960	(7,921)	-267.60%
Other income, net	(4,813)	—	(4,813)	—
Net loss before taxes	(73,205)	(178,557)	105,352	-59.00%
Income tax expense	(4,911)	32,924	(37,835)	-114.92%
Net loss	$(78,116)	$(145,633)	$67,517	-46.4%

Revenue

The increase in total revenues was primarily related to the Novitex Business Combination and the Asterion Business Combination. Our ITPS, HS, and LLPS segments constituted 80.0%, 14.5%, and 5.5% of total revenue, respectively, for the nine months ended September 30, 2018, compared to 68.6%, 22.7%, and 8.7%, respectively, for the nine months ended September 30, 2017. The revenue changes by reporting segment were as follows:

ITPS —     The increase was primarily attributable to the Novitex Business Combination and the Asterion Business Combination, which contributed $378.3 million and $39.8 million, or 98.6% of the increase.

HS  —  The net decrease of $2.0 million is primarily attributable to lower volumes in healthcare provider business.

LLPS — The decrease was primarily attributable to the disposal of Meridian Consulting in the first quarter of 2017.

Cost of Revenue

The increase in total cost of revenue was primarily related to the Novitex Business Combination and the Asterion Business Combination. The cost of revenue changes by operating segment was as follows:

ITPS — The increase was primarily attributable to the Novitex Business Combination and the Asterion Business combination, which contributed approximately $324.5 million and $36.6 million, or 98.3% of the increase.

HS  —  The decrease was primarily driven by cost savings synergies. Cost of revenue as a percentage of revenue remained relatively flat at 64.7% in the first nine months of 2018 compared to 65.2% in the first nine months of 2017.

LLPS — Cost of revenue, as a percentage of revenue remained flat at 60.7% for the first nine months of 2018 as well as 2017.

Selling, General and Administrative Expenses

The decrease of $35.4 million for the comparative period was primarily driven by the one-time transaction costs incurred in 2017 as part of the Novitex Business Combination.

Depreciation & Amortization

The increase was primarily attributable to accelerated amortization of trademarks and trade names resulting in higher amortization expense.

Related Party Expenses

The decrease was primarily attributable to the $23.0 million of contract termination and advisory fees to HandsOn Global Management (“HGM”) during 2017 in connection with the Novitex Business Combination. Additionally, the July 2017 termination of the management agreement with HGM resulted in lower management fees expense of $3.0M for the comparative period.

Interest Expense

The increase was primarily attributable to the issuance of new debt in conjunction with the Novitex Business Combination.

Sundry Expense (Income)

The decrease was primarily attributable to foreign currency transaction losses associated with exchange rate fluctuations.

Other Income

The increase is primarily attributable to an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument of $5.5 million for the nine months ended September 30, 2018 were recorded directly in earnings. This was offset by a net loss on the sale of a business asset of 0.7 million.

Income Tax (Expense) Benefit

We had income tax expense of $4.9 million for the nine months ended September 30, 2018 compared to income tax benefit of $32.9 million for the nine months ended September 30, 2017. The change in the income tax expense was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets. The income tax benefit for the nine months ended September 30, 2017 was primarily related to the decrease of valuation allowance on a portion of the Company’s U.S. federal and state valuation allowance on deferred tax assets in connection with the acquisition of Novitex. The change in the effective tax rate for the nine months ended September 30, 2018 resulted from permanent tax adjustments and valuation allowances, including valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

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

Three months ended September 30, 2018 compared to the Three Months ended September 30, 2017

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018	2017
Net Loss	$(28,940)	$(110,440)
Taxes	(733)	(37,002)
Interest Expense	38,339	37,652
Depreciation and Amortization	35,041	28,052
EBITDA	43,707	(81,738)
Optimization and restructuring expenses (1)	19,446	19,702
Transaction related costs (2)	220	77,321
Non-cash equity compensation (3)	1,621	2,230
Other charges including non-cash (4)	2,848	364
Loss on sale of of assets (5)	769	—
Gain on sale of Meridian (6)	—	(337)
Loss on extinguishment of debt	1,067	35,512
Gain on derivative instruments	(781)	—
Adjusted EBITDA	$68,898	53,054

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

(3)         Represents the non-cash charges related to restricted stock units and options granted by Ex-Sigma, LLC and Exela to our employees that vested during the year.

(4)         Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges.

(5)         Represents a loss recognized on the disposal of property, plant, and equipment and other assets.

(6)         Represents a gain recognized on the disposal of Meridian Consulting Group, LLC.

EBITDA and Adjusted EBITDA

EBITDA was $43.7 million for the three months ended September 30, 2018 compared to $(81.7) million for the three months ended September 30, 2017. Adjusted EBITDA was $68.9 million for the three months ended September 30, 2018 compared to $53.1 million for the three months ended September 30, 2017. The increase in EBITDA for the three months ended September 30, 2018 was primarily due to the net loss that was comprised of significantly higher transaction costs and loss on extinguishment of debt incurred as a result of the Novitex Business Combination in 2017.

Nine months ended September 30, 2018 compared to the Nine Months ended September 30, 2017:

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	2017
Net Loss	$(78,116)	$(145,633)
Taxes	4,911	(32,924)
Interest Expense	114,883	91,740
Depreciation and Amortization	109,428	70,779
EBITDA	151,106	(16,038)
Optimization and restructuring expenses (1)	46,968	31,535
Transaction related costs (2)	2,097	86,561
Non-cash equity compensation (3)	4,516	4,446
Other charges including non-cash (4)	5,463	514
Loss on sale of of assets (5)	1,434	18
(Gain)/loss on sale of Meridian (6)	720	(588)
Management, board fees and expenses (7)	—	4,153
Loss on extinguishment of debt	1,067	35,512
Gain on derivative instruments	(4,813)	—
Adjusted EBITDA	$208,558	146,113

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

(3)         Represents the non-cash charges related to restricted stock units and options granted by Ex-Sigma, LLC and Exela to our employees that vested during the year.

(4)         Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges.

(5)         Represents a loss recognized on the disposal of property, plant, and equipment and other assets.

(6)         Represents a gain recognized on the disposal of Meridian Consulting Group, LLC.

(7)         Amount represents management fees paid to HGM and TransCentra’s prior owner, Board of Directors fees and corresponding travel, and other expenses (e.g., rating agency fees, chargebacks) which are not expected to continue on a go-forward basis.

EBITDA and Adjusted EBITDA

EBITDA was $151.1 million for the nine months ended September 30, 2018 compared to $(16.0) million for the nine months ended September 30, 2017. Adjusted EBITDA was $208.6 million for the nine months ended September 30, 2018 compared to $146.1 million for the nine months ended September 30, 2017. The increase in EBITDA for the nine months ended September 30, 2018 was primarily due to the net loss that was comprised of significantly higher transaction costs and loss on extinguishment of debt incurred as a result of the Novitex Business Combination in 2017.

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

At September 30, 2018, cash and cash equivalents totaled $49.6 million and we had availability of $79.4 million under our senior secured revolving credit facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
	2018	2017
Cash flow used in operating activities	$(2,280)	$(11,801)
Cash flow used in investing activities	(28,002)	(440,667)
Cash flow provided by (used in) financing activities	(1,005)	482,569
Subtotal	(31,287)	30,101
Effect of exchange rates on cash	(554)	335
Net increase (decrease) in cash	$(31,842)	$30,436

Analysis of Cash Flow Changes between the Nine Months Ended September 30, 2018 and September 30, 2017

Operating Activities—The increase of $9.5 million in cash flows from operating activities for the nine months ended September 30, 2018 was primarily due to increased revenues due to the Novitex Business Combination, professional stock fees paid in 2017 as part of the Novitex Business Combination, and an adjustment in deferred income tax benefits offset by lower cash flows relating to the timing of payment of accounts payable and accrued liabilities, an increase in cost of revenues, higher interest payments, and lower cash inflows from accounts receivable due to unbilled receivables from new customers.

Investing Activities—The increase of $412.7 million in cash used in investing activities was primarily due to the cash paid in the Novitex Business Combination offset by an increase in purchases of property, plant, and equipment.

Financing Activities—The decrease of $483.6 million in cash used in financing activities was primarily due to proceeds from the new credit facility associated with the Novitex Business Combination and lower principal payments on long-term obligations offset by contributions from shareholders during the first quarter of 2017, increased cash paid for equity issuance costs during the first quarter of 2018, and cash paid for common share repurchases in the second quarter of 2018, partially offset by lower principal payments on long-term obligations.

Indebtedness

In connection with the Novitex Business Combination, we acquired debt facilities and issued notes totaling $1.4 billion. Proceeds from the indebtedness were used to pay off credit facilities existing immediately before the Novitex Business Combination.

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022, none of which is currently drawn. The Credit Agreement provides for the following interest rates for borrowings under the senior secured term facility and senior secured revolving facility: at the Company’s option, either (1) an adjusted LIBOR, subject to a 1.0% floor in the case of term loans, or (2) a base rate, in each case plus an applicable margin. The initial applicable margin for the senior secured term facility is 7.5% with respect to LIBOR borrowings and 6.5% with respect to base rate borrowings. The initial applicable margin for the senior secured revolving facility is 7.0% with respect to LIBOR borrowings and 6.0% with respect to base rate borrowings. The applicable margin for borrowings under the senior secured revolving facility is subject to step-downs based on leverage ratios. The senior secured term loan is subject to amortization payments, commencing on the last day of the first full fiscal quarter of the Company following the closing date, of 0.6% of the aggregate principal amount for each of the first eight payments and 1.3% of the aggregate principal amount for payments thereafter, with any balance due at maturity. As of September 30, 2018 the interest rate applicable for the first lien senior secured term loan was 8.83%.

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

Letters of Credit

As of September 30, 2018 and December 31, 2017, we had outstanding irrevocable letters of credit totaling approximately $20.6 million and $20.9 million, respectively, under the revolving credit facility.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At September 30, 2018, we had $1,327.9 million of debt outstanding, with a weighted average interest rate of 9.6%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $13.3 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year; one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018.

The interest rate swap, which is used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other income in the amount of $0.8 million and $5.5 million for the three and nine months ended September 30, 2018.

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

Off Balance Sheet Arrangements

At September 30, 2018, we had no material off balance sheet arrangements, except for operating leases as described in our Form 10-K for the fiscal year ended December 31, 2017 and letters of credit described above under Liquidity and Capital Resources. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring companies that file reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm will be required to attest to our internal control over financial reporting. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. Our independent registered public accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company” under the JOBS Act. We are in the process of improving the internal control over financial reporting required to comply with this obligation. However, there is no guarantee that our efforts will result in management’s ability to conclude, or, if required, our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and supplemented by risk factors described in Part II, “Item 1A. Risk Factors” in our quarterly report for the quarter ended June 30, 2018 (collectively, the “Risk Factors”) which could materially affect our business, financial condition and/or operating results. The risks described in these Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company may, from time to time, purchase up to 5,000,000 shares of its Common Stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The decision as to whether to purchase any shares and the timing of purchases, if any, will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. The Share Buyback Program does not obligate the Company to purchase any shares and expires 24 months after authorized. The Share Buyback Program may be terminated or amended by the Company’s board of directors in its discretion at any time. In November of 2017, the Company purchased 49,300 shares as part of the Program. We purchased an additional 225,504 shares during the third quarter of 2018 at an average share price of $4.94. As of September 30, 2018, 1,043,497 shares had been repurchased under the Share Buyback Program. The Company records treasury stock using the cost method.

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
4.4

Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee (4)

4.5

First Supplemental Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee (4)

10.1

First Amendment to First Lien Credit Agreement, dated as of July 13, 2018, by and among Exela Intermediate Holdings LLC, Exela Intermediate, LLC, each Subsidiary Loan Party listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto.

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

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-198988).
(2)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-3, filed on February 16, 2018.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on February 22, 2017.
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 18, 2017.
(5)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 17, 2018.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of November, 2018.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James G. Reynolds
James G. Reynolds
Chief Financial Officer (Principal Financial and Accounting Officer)