Form 10-K
period 2018-12-31
Exela Technologies, Inc.
filed 2019-03-20
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

◻          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 001‑36788

EXELA TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47‑1347291
(State of or other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 E. Grauwyler Rd. Irving, TX	75061
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (844) 935-2832

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.0001 per share	The Nasdaq Stock Market LLC

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes ☒   No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which such voting common equity was last sold as of June 30, 2018, was approximately  $97,579,074 (based on a closing price of $4.75). As a result, the Registrant is an accelerated filer as of December 31, 2018. For purposes of this computation, shares of the voting common equity beneficially owned by each executive officer and director of the Registrant disclosed in the Registrant's Definitive Proxy Statement on Schedule 14A, filed with the SEC on May 9, 2018 were deemed to be owned by affiliates of the Registrant as of June 30, 2018. Such determination should not be deemed an admission that such executive officers and directors are, in fact, affiliates of the Registrant or affiliates as of the date of this Annual Report on Form 10-K. As of March 11, 2019, the Registrant had 150,142,095 shares of common stock outstanding.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10‑K (“Annual Report”) are not historical facts but are forward‑looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward‑looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward‑looking statements include statements regarding our industry, future events, the estimated or anticipated future results and benefits of the Novitex Business Combination, future opportunities for the combined company, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses, and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third‑party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this report under the headings “Risk Factors”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and otherwise identified or discussed in this Annual Report. You should consider these factors carefully in evaluating forward‑looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward‑looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report. In addition, forward‑looking statements provide Exela’s expectations, plans or forecasts of future events and views as of the date of this report. Exela anticipates that subsequent events and developments will cause Exela’s assessments to change. These forward‑looking statements should not be relied upon as representing Exela’s assessments as of any date subsequent to the date of this report.

DEFINED TERMS

In this Annual Report, we use the terms “Company”, “we”, “us”, or “our” to refer to Exela Technologies, Inc. and its consolidated subsidiaries, and where applicable, our predecessors SourceHOV and Novitex prior to the closing of the Novitex Business Combination. “Following is a glossary of other abbreviations and acronyms that are found in this Annual Report.”

 “Apollo” means Apollo Global Management, LLC, together with its subsidiaries and affiliates, as applicable

“BPA” means business process automation.

“BPO” means business process outsourcing

 “Code” means the Internal Revenue Code of 1986, as amended.

“Common Stock” means the common stock of the Company, par value $0.0001.

“EIM” means enterprise information management,

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“GAAP” means generally accepted accounting principles in the United States.

“HGM Group” means, collectively, HOVS LLC and HandsOn Fund 4 I, LLC and certain of their respective affiliates.

“HITECH Act of 2009” means the Health Information Technology for Economic and Clinical Health Act, enacted under Title XIII of the American Recovery and Reinvestment Act of 2009.

“HIPAA” means the Health Insurance Portability and Accountability Act of 1996.

“IT” mean information technology.

“JOBS Act” means the Jumpstart our Business Startups Act.

“MegaCenter” means the Company’s Tier‑III document processing and outsourcing centers in Windsor, Connecticut, and Austin, Texas.

“Nasdaq” means The Nasdaq Stock Market.

“Novitex” means Novitex Holdings, Inc., a Delaware corporation.

“Novitex Business Combination” means the transactions contemplated by the Business Combination Agreement, which closed on July 12, 2017 and resulted in SourceHOV and Novitex becoming our wholly‑owned subsidiaries and the financing transactions in connection therewith.

“Novitex Business Combination Agreement” means that certain Business Combination Agreement, dated February 21, 2017, among Quinpario Merger Sub I, Inc. (“SourceHOV Merger Sub”), the Company, Quinpario Merger Sub II, Inc. (“Novitex Merger Sub”), SourceHOV, Novitex, HOVS LLC, HandsOn Fund 4 I, LLC and Novitex Parent, L.P., as amended by that certain Consent, Waiver and Amendment, dated June 15, 2017, by and among the Company, SourceHOV Merger Sub, Novitex Merger Sub, SourceHOV, Novitex, Novitex Parent, Ex‑Sigma LLC, HOVS LLC and HandsOn Fund 4 I, LLC.

 “Novitex Holdings” means Apollo Novitex Holdings, L.P., a Delaware limited partnership, which is owned and controlled by certain funds managed by affiliates of Apollo.

“Novitex Parent” means Novitex Parent, L.P., a Delaware limited partnership, which is owned and controlled by certain funds managed by affiliates of Apollo.

“PCIDSS” means the Payment Card Industry Data Security Standard.

“PIPE Investment” means the sale of shares of Common Stock in the private placement transaction of Common Stock entered into in connection with the Novitex Business Combination.

“Quinpario” means Quinpario Acquisition Corp. 2, a Delaware corporation.

“SEC” means the United States Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“SourceHOV” means SourceHOV Holdings, Inc., a Delaware corporation.

“TCJA” means the Tax Cut and Jobs Act.

“TPS” means transaction processing solutions.

PART I

ITEM 1.   BUSINESS

Exela is a business process automation leader leveraging a global footprint and proprietary technology to help turn the complex into the simple through user friendly software platforms and solutions that enable our customers’ digital transformation.  We have decades of expertise earned from serving many of the world’s largest enterprises, including over 60% of the Fortune® 100 and in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing.  For the fiscal year ended December 31, 2018, we generated $1.586 billion of revenue from over 4,000 customers throughout the world.

Exela’s portals provide on-demand multi industry and departmental solutions and services alongside industry specific solutions.

Our solutions and services touch multiple elements within a customer’s organization.  We use a global delivery model and primarily host solutions in our data centers, on the cloud or directly from our customers’ premises. Our approximately 22,000 employees as of December 31, 2018 operate from business facilities in 23 countries, with some of our employees co-located at our customers’ facilities.  Our solutions are location agnostic, and we believe the combination of our hybrid hosted solutions and global work force in the Americas, Europe, Asia and Africa offers a meaningful differentiation in the industries we serve and services we provide.

We will continue to further expand our solutions and services for the industries we serve, with a focus on connecting the front, middle and the back office.  We believe this positions us as one of the few companies that can offer solutions and services that span from multi-industry, departmental solutions to industry specific solutions.

Our Solutions and Services

Our suite of offerings combines platform modules for finance and accounting services, enterprise information management, robotic process automation, digitial mailroom, business process management and workflow automation, visualization and analytics, contract management and legal management solutions, and integrated communication services which contribute to revenues across our organization and accounting segments and also complement our core industry solutions for banking, insurance, healthcare and the public sector.

Finance and Accounting Solution (F&A)

Exela offers a suite of finance and accounting (“F&A”) solutions addressing the payments lifecycle from procure to pay (“P2P”) and record-to-report (“R2R”) to order to cash (“O2C”). We use our own technology and our global operations to deliver these solutions.

Our P2P services can be integrated with our digital mail room technology, which expands our ability to support existing data types and formats. In effect, both digital and analog items can enter this information stream. The process kicks off by opening of a requisition, once approved it moves to procurement to solicit bids from an approved supplier network. We believe that supporting our customers by making available our supplier network can be a key differentiator in enabling a complete P2P solution. Our P2P platform also records receipt of goods and invoices and performs three way matching digitally. Exceptions are processed by our employees, and once approved, we record the purchase in a customer’s enterprise resource planning (“ERP”) system, so it can be paid. We then use our system to generate and deliver a payment file in the format the bank needs so a payment can be processed.  Some of our customers also authorize us to process the payment on their behalf.

Our O2C solutions enable consolidation of inbound payment channels and data continuity to drive digital adoption and enhanced treasury management including, integrated receivables dashboards, multi-channel bill presentment and payment, reconciliation, exception and dispute management, aging analytics, collections management and targeted engagements.    The full process includes fulfillment of a customer order, raising an invoice according to customer contracts, accounts receivable management and collections.  Our mission is to continue to expand our offerings such that we can act as single vendor for these services among our customer base.

Our F&A services include spend analytics and data mining tools for financial planning and analysis to support reporting and audit functions, interchanges and robotics providing automation of ERP entries and regulatory reporting, fixed asset management and tax benefits management.

Enterprise Information Management (EIM)

Exela’s enterprise information management solutions ingest and organize large amounts of data across many data types and formats and store the information in cloud enabled proprietary platforms. We also gather transactional data from enterprise systems for similar hosting. The collected, extracted data is used to complete a process, and is then made available to our customers and their end-consumers for an agreed upon period of time.  We derive revenue for such hosting and access.

Our EIM systems host billions of mission critical records for our customers and the total number of records is rising.   An example of a large deployment of our EIM platform is to enable online records access to over 48 million end-customers of a group of European savings banks for deposits, statements, and car and personal loans and mortgages. Another example of EIM deployment is in the hosting of images of healthcare records, checks and payroll taxes for many years for compliance and internal information purposes.

We often host both digital and paper records for our customers, and offer release of information services according to guidelines set by our customers.   For example, in litigation we will release documents upon receipt of a valid subpoena served on our customer or when a patient switches hospitals and requests access to healthcare records from their previous hospital.    We provide these records in the form requested, including chain of custody information. Increasingly, these records are accessed electronically or being delivered in line with green initiatives.

Our platforms can be integrated with customers’ existing EIM systems, and our customers can benefit from being able to conduct federated searches across connected datasets, manage records in accordance with business needs and regulatory requirements, build live customer and employee profiles, and facilitate release of information and routing with control over security and permissions.  We also provide business intelligence add-ons, offering summarization of data sets, dashboards and trend monitoring, relationship visualization, macro and micro drill-down, escalation triggers and notifications.

Exela Robotic Process Automation

Exela has been at the forefront of using robotic process automation since 2009. Our deployment model is to use desktop automation first, and if the usage is very high we usually migrate to server level automation. We have built up a large library of rules by industry and by customer. While we have been using robotic solutions as part of our internal processes for years, only recently have we made them available to our customers.  Our domain experts and analysts can either use an existing bot, modify one or create new one using our design studio.  Our robotic solutions are available as programmable robots with a rules library for a specific industry or feature, or as an enterprise license or on a per user per month basis.

Digital Mailroom Solutions

Exela is one of the leading global providers of digital mailroom solutions.  Our digital mailroom solutions rely on proprietary technology, use our own facilities and process a significant number of transactions daily. We use proprietary high-speed scanners as well as support most major scanners.  Our end-to-end digital mail room features ingestion from many sources – paper, fax, electronic, emails and other digital data. We recently added recorded voice, image and video ingestion channels. This solution additionally offers shipping and receiving packages with digital receipt, delivery and routing to our intelligent lockers.

We own several classification engines that we deploy for all traffic, including unattended digital repositories, for example unattended email boxes to discover content and route it to the appropriate member of an organization.  Exela offers its digital mail room for enterprise wide deployment to captive mailrooms of our customers, mail rooms outsourced to both Exela and others, and for business locations where there is no dedicated mail room, such as a front desk. Our customers can see their information across the enterprise from a single platform. Our solutions are available as SaaS, BpaaS or enterprise licenses and we offer to take over the entire operation or a transactional digital mail room.

Business process management and workflow automation

Exela has built extensive proprietary work flow automation platforms for business process management across several industries and regions.  Our platforms are designed to have intuitive user interfaces with drag & drop configuration enabling analysts a certain amount of customization. Our platforms use our EIM engines as a default and are designed to integrate with popular database and enterprise systems and are offered across three user categories:

•

Enterprise class, hosted on premise. Suitable for 10,000 or more users and 10,000 or more tasks or process automations. Over 10,000 of our employees use this every day to perform mission critical work for our customers in Americas, Europe and Asia.

•

Interdepartmental class work flow automation is ideal to bring structure and collaboration across departments. Over 2,500 of our employees globally use this platform to collaborate with each other and their individual work management. The platform is designed to integrate with other industry leading platforms to create a comprehensive collaborative experience. We intend to offer this to our customers in the future.

•

Case-management work flow automation platform is our shrink wrap version for building custom work flows. One can use our library of work flows, customize them or build one from scratch for purposes of case management only. Customers can buy enterprise licenses of this platform, or on a SaaS basis and build their own work flows.

Visualization and analytics

Exela provides visualization and analytics capabilities within its platforms to provide actionable intelligence tied to collaboration and task management.  Configurable dashboards enable users to quickly consolidate and organize disparate data sources through intuitive interfaces, avoiding IT and programming requirements.  Users can build their own dashboards with dynamic drilldown options and alerts, link data to managers, and launch action items in pursuit of optimization and issue resolution.  By providing analytics tied to actionable tasks, we are able to drive optimization to enhance profitability and connectivity.  For example, users can create visualization of volume trends and set triggers upon statistical thresholds, sending SMS alerts to managers to adjust their downstream capacity planning if trends are not in line with set thresholds

While we offer reporting and analytics on the scope of work processed through operations, we also provide our customers the capability to consolidate various data streams into comprehensive dashboards to enhance business intelligence functions of an organization, including providing real-time visibility to revenue, cost, profitability and cash flow as well as process monitoring, KPI tracking, and actionable alerts to name a few.

We believe providing analytics modules complements our services and solutions, creating a superior user experience, and reducing the need for third party tools by centralizing business management within Exela’s platforms.  By enabling users to share dashboards across their organization, we believe additional users will adopt Exela platforms and increase our penetration into the front-end applications across an enterprise.

Contract Management System

Exela provides a contract management system to streamline execution, organization, and data management of large volumes of contracts.  We utilize natural language processing and machine learning to extract key terms within unstructured formats and complex content, providing variance analysis, summary tables, and automated organization.

Users can easily find important data points in contracts, and quickly analyze large volumes of language variations across format types. The extracted data can then be used to connect to existing systems and ERPs and serve as inputs to business operations, such as accounting and billing processes, financial planning and analysis, and regulatory reporting, enabling real-time audit and automated alerts for deviations from contract parameters.  By automating key term extraction, our contract management system enables large volumes of contracts to be analyzed, and enable processes such as billing or triggered reminders for significant dates. We believe Exela’s ability to cost effectively provide high accuracy transactional operations with automated validations creates a competitive advantage against those relying on manual processes and discrete sampling.

Exela can also provide a digital signature system to streamline collaboration, approvals and execution of contracts.  We deploy a secure, hosted environment to request and execute signatures and exchange contracts and documents across individuals or groups. Our platform enables multiple signature execution with routing through approval hierarchies, while providing transparency to the status and tracking of comments and edits.  Upon execution, documents are stored electronically for secure archival and retrieval.

Legal Management Solutions

Exela offers a suite of enterprise legal management solutions and services that streamline and automate legal department processes to rationalize costs and drive productivity.  Solutions and services range from preventative remediation, identifying risk such as overcharges, discrimination, and data breaches and proactively providing restitution, eDiscovery, word processing and contract management using automated summarization and metadata extraction along with cognitive search enabled by natural language processing; and records management.

Integrated Communications

Exela’s comprehensive multi-channel integrated communications solutions help customers communicate with other businesses or customers.   This suite of solutions links through many channels, for example, email, print and mail, SMS, web, voice, and chat.  Exela solutions and service can also include design and marketing and selection of optimal engagement and least cost routing for mission critical communications for example, bills, statements, enrollments, customer support, targeted marketing, mass notifications, reprographics, and regulatory notices.

We work with our customers as a digital migration partner to improve user experience while helping to reduce and even eliminate inefficient, wasteful communications.  We use proprietary discovery techniques and analytics in addition to service specific technology to propose optimal channel and content. Our employees can also generate personalized messages, customized promotions, incentives, escalations, and resolutions.

Exela Smart Office

During 2018, we have been engineering a group of solutions that complement our existing offerings, labeled Exela Smart Officeە℠ (“Smart Office”). At present, lack of technology integration hinders optimal workplace experience and leads to waste.  The Smart Office seeks to improve employee and visitor experiences while optimizing facility management efficiency. Smart Office is our enterprise IoT, which helps transform the front-office, energy and facilities management, logistics and fulfillment for our customers, and will provide on-demand services with connected devices to facilitate green initiatives, reduce waste, and ultimately enhance the employee and visitor experience  For example, our space management software uses sensors to detect facility utilization enabling optimized space and energy usage and provides mobile workers directions to available work space, while our Visitor Management System and lobby kiosk can be deployed to regulate facility access.  Our Intelligent Lockers are then available for visitor day storage of luggage and to provide a secure chain of custody for parcels and accountable mail for employees using our hosted shipping and receiving tools. There is also a Digital Mailroom offering part of Smart Office, which segregates white mail and aggregates, classifies and routes searchable multi-media mail to the appropriate recipient. Smart Office will be launched for sale in 2019.

Recruit-to-Retire (HR)

In late 2018, we also started moving our employees to our proprietary human capital management platform. This platform integrates with our existing offerings and is designed to help an enterprise and its employees manage the data and processes relevant to the entire employment lifecycle from recruitment to retirement.  By providing digital management and data tracking for human capital, we enable reduction in administrative overhead and enhanced management of human capital productivity while improving the overall experience. We intend to begin commercializing this platform in 2019.

While the above described solutions and services can be leveraged across industries, over the years we have developed services and solutions for specific industries. The most significant are summarized below.

Banking and Financial Industry Solutions and Services

Our banking and financial solutions are divided into payment, mortgage, enrollment, lending and loan management, governance and information management solutions and accounted for approximately 23% of 2018 revenue.   Exela’s payment operations and treasury management solutions are designed to improve digital engagement and transaction speed and compliance.  We also provide mobile and remote deposit technologies to our banking and financial services customers.

We have extensive experience and technology that we have built over decades and in use to serve many banks and companies to process the payments related to business to business (“B2B”) or business to consumer (“B2C”) transactions.  We develop, use, and sell proprietary integrated receivables processing technology, providing our customers with a solution that easily consolidates B2B and B2C transactions across many payment channels into a single platform. We plan to offer this as branded and as a private label solution to our banking customers giving them the ability to offer advanced treasury solutions with insights from accounts receivable, customer credit worthiness, payment habits, soft collections and delinquent collections.

We are one of the largest processors of payments. We handle many payment channels in addition to checks and credit cards including, automated clearing house (ACH), Faster Payments in UK and Ireland, Single European Payment Area (SEPA), Bank Giro in the Nordic countries and other payment networks. We perform these services on behalf of banks or their customers. We believe regulation in many geographies is opening up for non-bank payment processors to connect to the payment networks directly such that one can verify funds, confirm payee and settlement of payments and are exploring the possibility of obtaining license where required to further expand our payment offerings.

Our proprietary mortgage and loan management solutions enable lenders to originate loans and service them. Our platforms also enable invoice discounting, factoring, payable financing and leverage automation and integration such that traditional lenders, alternate lenders including peer to peer lenders can provide liquidity to underserved borrowers. We add value by automating manual, repetitive processes to improve speed and provide cost efficiencies within a compliant mortgage and lending completion process.

Our key focus is user experience, enabling faster decisions, and facilitating optimal allocation of capital and risk management for our customers.  By using our F&A solutions and services, we believe our banking and financial services customers can better manage their lending book and at a low cost of ownership.

Our banking solutions help organizations transform compliance, know your customer, anti-money laundering and confirmation of payee checks into a competitive advantage, including accelerated digital on-boarding, complex process automation, screening and monitoring and predictive analytics.  Exela can provide these services as an end-to-end solution or as an augmentation of existing banking processes, license technology as well as use our employees to manage a component or an entire process.

Healthcare Industry Solutions and Services for Insurance Companies and Healthcare Providers

Exela’s healthcare industry customers are both commercial and government sponsored healthcare plans including dental, primarily hospital networks and university hospital systems and large medical distribution systems and pharmacy networks, and accounted for approximately 21% of total revenues in 2018.  We serve our customers using our proprietary technology and for some customers combined with their systems.   .

We bundle our core solutions and services with a suite of healthcare payer specific services such as end-to-end processing of complex transactions, enrollments and credentialing, claims processing, adjudication and payment operations. We specialize in transactions that require multiple layers of validation, supporting documentation processing, reconciliation, and management of exceptions.

We host a proprietary platform that connects providers and payers for claims submissions, acknowledgements or denials or payments and many other interactions covering the complete lifecycle of a claim, which enables a more satisfactory engagement between payers and providers and contributes to improved access to health care and lower administrative costs. Our payer customers often encourage their contracted providers to adopt our digital platforms for overall reduction of claim processing cost.  We also provide our healthcare provider customers with many services including computer assisted coding, audit and recovery of underpayments, denial and grievances, release of information, and electronic health records. We plan to offer our mobile and web enrollment solutions, appointment scheduling and locating providers with ratings, also include insurance verification, cost of visit estimates and visit pre-approval.   We provide some of these services and features on a stand-alone basis and in the future we plan to offer a more integrated solution.

Insurance Industry Solutions and Services

Exela offers a suite of insurance industry solutions aimed at providing digital engagements and rapid integration of disparate systems and silos.  Our insurance industry solutions accounted for approximately 16% of total revenues in 2018.  We provide applications and services to facilitate automation and digital transformation for underwriting and enrollments, premium payments, claims submission, first notification of loss, fraud, waste & abuse monitoring and integrated communications. Our solutions are aimed at improving the customer experience by providing digital pathways and transparency with web portals and integrated communications, while improving the quality and risk management.

Public Sector

We provide technology and solutions, including deploying our employees, to public sector customers. Our public sector solutions accounted for approximately 7% of total revenues in 2018.  Our mission is to help our public sector customers with their digital journey and meet their objectives of better serving the public.  Exela solutions are primarily deployed across pension benefits and administration, tax return processing, payment operations, inter-agency information management and communications with citizens and employees of government institutions.

Our solutions have evolved over time to include digital capabilities and are designed to reduce taxpayer refund waiting time, decrease the potential for tax fraud, and provide reports and data to all the departments. Exela also has the infrastructure in place to process payments, perform collection services, handle overflow taxpayer calls, provide e-filing for individual income tax, generate outbound taxpayer notification (traditional and/or electronic notifications), and host other developed solutions.

Commercial, Tech, Manufacturing, and Legal Industries Solutions and Services

For the commercial, technology, manufacturing and legal industries, we primarily provide multi-industry solutions described previously.  For 2018, our commercial industry revenue accounted for approximately 20% of total revenues, our revenues from the technology and manufacturing industry accounted for approximately 8%, while our revenue from the legal industry accounted for approximately 6%.

Historically, the majority of revenue for the above-mentioned industries was generated in the Americas, though we believe there is significant expansion opportunity throughout Europe and Asian markets.  As we have made investments in our global scale, technology platforms, and business strategy, some of our multi-national customers have expanded our services to other geographies to leverage our international footprint.  We believe our value proposition as a single source provider with global platforms and location agnostic operations, positions us as a differentiated partner to our multi-national customers.

With the launch of Smart Office, we will be targeting technology companies in our initial go-to-market approach.  We believe technology companies have a heavy focus on employee experience to attract top tier talent, and they often serve as early adopters for new offerings setting trends across other industries, and we believe will serve as strong references as we expand our Smart Office growth strategy.

Overview of Revenues

Our business consists of three reportable segments:

•

Information and Transaction Processing Solutions ("ITPS"). The ITPS segment is our largest segment, with $1,273.6 million of revenues for the fiscal year ended December 31, 2018, representing 80% of our revenues. We generate ITPS revenues primarily from a transaction-based pricing model for the various types of volumes processed, licensing and maintenance fees for technology sales, and a mix of fixed management fee and transactional revenue for document logistics and location services.

•

Healthcare Solutions ("HS"). The HS segment generated $228.0 million of revenues for the fiscal year ended December 31, 2018, representing 15% of our revenues. We generate HS revenues primarily from a transaction-based pricing model for the various types of volumes processed for healthcare payers and providers.

•

Legal & Loss Prevention Services ("LLPS"). The LLPS segment generated $84.6 million of revenues for the fiscal year ended December 31, 2018, representing 5% of our revenues. We generate LLPS revenues primarily based on time and materials pricing as well as through transactional services priced on a per item basis.

Additional financial information for our three business segments is included in Note 17 within our consolidated financial statements.

We provide services to our customers on a global basis. In 2018, our revenues by geography were as follows: $1,347.5 million in the United States (85.0% of total revenues), $211.3 million in Europe (13.2% of total revenues), and $27.4 million from the rest of the world (1.7% of total revenues). We present additional geographical financial information in Note 17 within our consolidated financial statements.

Our revenues can be affected by various factors such as our customers' demand pattern for our services. These factors have historically resulted in higher revenues and profits in the fourth quarter. Backlog is not a metric that we use to measure our business.

History and Development of Our Company

Exela is a Delaware corporation that was formed through the strategic combination of SourceHOV Holdings, Inc. ("SourceHOV") a leading global transaction processing company, and Novitex Holding, Inc. ("Novitex"), a cloud-based document outsourcing company, pursuant to a business combination agreement dated February 21, 2017. Formerly known as Quinpario Acquisition Corp. 2 ("Quinpario"), Exela was originally formed as a blank check company on July 15, 2014 and completed its initial public offering on January 22, 2015. In conjunction with the completion of the Novitex Business Combination in July 2017, Quinpario was renamed "Exela Technologies, Inc." Exela began trading under the ticker "XELA" on the Nasdaq Stock Market on July 13, 2017.

The Novitex Business Combination was accounted for as a reverse merger for which SourceHOV was determined to be the accounting acquirer. The acquisition of Novitex was accounted for using the acquisition method. As a result, the financial information for 2017 presented in this Annual Report is not pro forma (unless labeled as such); it includes the financial information and activities for SourceHOV for the entire year ending December 31, 2017, but only reflects the financial information and activities of Novitex for the period following the Novitex Business Combination from July 13, 2017 to December 31, 2017.

On April 10, 2018, Exela completed the acquisition of Asterion International Group, a well-established provider of technology driven business process outsourcing, document management and business process automation across Europe. The acquisition was strategic to expanding Exela’s European business.

Key Business Strategies

Exela business strategy is to use its Digital Now model, which aims to accelerate our customers’ digital transformation through deployment of our software and automation techniques, hosted within a single, cloud hosted platform. Our overarching goal is to provide highest value and lowest cost of ownership. We accomplish this by building scalable systems that are used by our employees to deliver business process automation services globally.  The key elements of our growth strategy are described below:

•

Expand Penetration of Solution Stack Across Customer Base. We seek to move up what we call “the seven layers of technology enabled solutions and services stack,” climbing the value chain from discrete services to end-to-end processes through use of front-end enterprise software. We believe continued deployment of our single sign on portals with on-demand applications will drive expansion of our front-end software (B2B/B2C/SaaS) and integrated offerings.

o	Layer 1 - Data Aggregation - Host, gather, extract all types of structured and unstructured data, digital and analog
o	Layer 2 - Information Management - Digital classifications, data enhancement and normalization driving downstream processes improvement
o	Layer 3 - Workflow Automation - Digital connectivity and automated decisioning driving productivity and quality
o	Layer 4 - Process Component - Operations partner for component(s) of larger process, handing off output file for downstream execution
o	Layer 5 - Platform Interface Integrations - Exela platforms directly connected to customers’ core systems, accessed through SSO and common interfaces
o	Layer 6 - Digital Now® End-to-End Process - Full cycle operations and technology for multi-channel process through execution of business outcomes
o	Layer 7 - Front-End Software (B2B/B2C/SaaS) - Exela front end applications (branded or private label) directly interfacing with end user experience

See diagram of 7 layers of solutions below:

•

Expand relationships with existing customers. We intend to aggressively pursue cross-sell and up-sell opportunities within our existing customer base. With an installed base of over 4,000 customers, we believe we have meaningful opportunities to offer a bundled suite of services and be a "one-stop-shop" for our customers' information and transaction processing needs. Our sales force will continue to be organized on an industry basis and will be re-deployed to remove duplication, and utilize solutions and relationships to better serve our customers across all levels of their organizations. Our sales force will be incentivized to drive additional revenue opportunities across our bases while also driving higher-margin bundled solutions. As an example, we now offer a full suite of healthcare-focused solutions by bundling enrollments, policy and plan management, claims processing, audit and recovery services, payment solutions, integrated accounts payable and receivable, medical records management, and unified communication services for payers and providers.

•

Leverage BPA suite across on-site services.   Approximately 5,000 of our employees currently work at customers in an on-site capacity. We believe this on-site presence is a competitive differentiator and a valuable asset as we pursue future growth opportunities. We aim to deploy our BPA software across these customer locations, and we believe that by offering our customers enhanced productivity and quality through our onsite employees, we will create additional opportunities to expand our footprint and wallet share across the organization. For example, in customers where we provide underwriting support and claims processing, we can enable our onsite employees to accelerate the aggregation and analysis of datasets while also increasing accuracy and automatically flagging deficiencies. By enhancing the productivity and quality of our onsite employees, we believe we will increase the demand from our customers to replicate our processes across the organization, bolstering our cross-sell/up-sell initiatives. By having our BPA suite already approved and deployed within existing onsite engagements, we believe our ability to expand into new lines of business will be streamlined and accelerated.
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

•

Pursue meaningful cost synergy opportunities and accelerate long-term profitability.    We have identified significant cost synergies that may result from the closing of the Novitex Business Combination. Due to similar operating infrastructures between SourceHOV and Novitex, we continue to deliver and believe we have additional opportunities across information technology, operations, facilities, and corporate functions to achieve cost savings executable as we approach 2 years from the closing of the Novitex Business Combination.

•

Capitalize on our enhanced scale and operating capacity.    We intend to utilize our increased global scale and brand recognition to strengthen our ability to bid on new opportunities. We plan to dedicate more resources to pursue whitespace coverage to expand our range of service offerings and pursue additional cross-selling opportunities. We will also look to use our increased scale and operations expertise to improve utilization of our assets. As an example, we have pursued a strategy of consolidating smaller regional document processing centers to our two Tier-III document processing and outsourcing centers in Windsor, Connecticut, and Austin, Texas that we call "MegaCenters," which is increasing efficiency through economies of scale. By driving utilization up from the current levels of the MegaCenters, we will benefit from high flow through margins from increased revenues with minimal incremental investment.

Customers

We serve over 4,000 customers across a variety of industries, including over 60% of the Fortune® 100. Our customers are among the leading companies in their respective industries, and many of them are recurring customers that have maintained long-term relationships with us and our predecessor companies.

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

Customer and Industry Highlights

We maintain a strong mix of diversified customers with low customer concentration. No customer accounts for more than 10% of 2018 revenue. The diversity of our customer base has contributed to the stability and predictability of our revenue streams and cash flows. We have been able to effectively balance our customer mix and reduce dependency on any single customer or vertical by penetrating a diverse set of end markets.

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

Our seven layer technology model requires us to continue to harness our capabilities in each layer and the ultimate measure of success will be how many customers are in each layer. We believe that a greater customer concentration in the top layers will reflect the success of our R&D strategy. Additional financial information regarding our R&D expense is included in Note 2 within our consolidated financial statements.

Intellectual Property

We deploy a combination of internally-developed proprietary knowledge platforms, applications and generally available third-party licensed software as part of our scalable and flexible solutions and services. Our intellectual property is our competitive strength.

Our platforms aim to enhance information management and workflow processes through automation and process optimization to minimize labor requirements or to improve labor performance. Our decisioning engines have been built with years of deep domain expertise, incorporating hundreds of thousands of customer and industry specific rules which enable the most efficient and lowest cost preparation and decisioning of transactions. Our business processes and implementation methodologies are confidential and proprietary and include trade secrets that are important to our business. We own a variety of trademarks and patents, which are registered or pending.

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

Competition

We believe that the principal competitive factors in providing our solutions include proprietary platforms, industry specific knowledge, quality, reliability and security of service, and price. We are differentiated competitively given our scale of operations, reputation as a trusted partner with deep domain expertise, innovative solutions, and highly integrated technology platforms that provide customers with end-to-end services addressing many aspects of their mission-critical operational processes. We continue to integrate best practice delivery processes into our service-delivery capabilities to improve its quality and service levels and to increase operational efficiencies. The markets in which we serve are competitive with both large and small businesses, as well as global companies:

•	Multi-national companies that provide data aggregation, information management and workflow automation services, such as IBM, EMC, OpenText, Hyland, Iron Mountain, Canon, and Ricoh;
•

Consulting, discrete process and platform integration service providers such as Fiserv, Jack Henry, FIS, Black Knight Financial, Optum, Broadridge Financial Solutions, Computershare, Cognizant, and Accenture;

•	Platform and front-end software providers, such as Workday, Salesforce, Blackline and Pega;
•	Multi-shore BPO companies, such as Genpact, Cognizant, Exl service, Conduent, Wipro, and WNS; and
•	Smaller, niche service providers in specific verticals or geographic markets.

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

There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy laws in the U.S., the European Union (“E.U”) and elsewhere could impact our processing of personal information of our employees and on behalf of our customers. In the E.U. the comprehensive General Data Privacy Regulation (the "GDPR") went into effect in May 2018.  The GDPR has introduced significant  privacy-related changes for companies operating both in and outside the EU.  While we believe that we are compliant with our regulatory responsibilities, information security threats continue to evolve resulting in increased risk and exposure. In addition, legislation, regulation, litigation, court rulings, or other events could expose us to increased costs, liability, and possible damage to our reputation.

Employees

The continued success of our business is driven by our people. Our senior leadership team has extensive experience within the larger BPO as well as the BPA industries. As we were formed through a series of acquisitions, we have retained an experienced and cohesive leadership team. The combination of our employees with our technology is the backbone of our ability to provide holistic solutions designed to meet the rapidly evolving needs of our customers.

As of December 31, 2018, we had approximately 22,000 total employees, which included approximately 21,000 full-time and 1,000 part-time employees. We have a global workforce with a majority of our employees located in the United States, and the remainder located in Europe, Northern Africa, India, the Philippines, Mexico and China. Our employee count fluctuates from time to time based upon the timing and duration of our engagements. We consider our relationship with our employees to be good.

We locate our operation centers in areas where the value proposition it offers is attractive relative to other local opportunities, resulting in an engaged educated multi-lingual workforce that is able to make a meaningful global contribution from their local marketplace. To supplement the skills available in certain markets, we offer our employees a focused set of training programs to increase their skills and leadership capabilities with the goal of creating a long-term funnel of talent to support the Company's continued growth. Additionally, our proprietary platforms enable rapid learning and facilitate knowledge transfer among employees, reducing training time.

Available Information

Our website address is www.exelatech.com. We are not including the information provided on our website as a part of, or incorporating it by reference into, this Annual Report. We make available free of charge (other than an investor's own internet access charges) through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the "SEC"). In addition, we make available our code of ethics entitled "Global Code of Ethics and Business Conduct" free of charge through our website. We intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of our code of ethics.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing.

Executive Officers

The following table sets forth information concerning our executive officers as of March 15, 2019:

Name	Age	Position
Ronald Cogburn	64	Chief Executive Officer
James (Jim) Reynolds	50	Chief Financial Officer
Suresh Yannamani	53	President
Mark Fairchild	59	President, Exela Smart Office
Shrikant Sortur	46	Executive Vice President, Global Finance
Srini Murali	46	President, Americas and APAC
Vitalie Robu	47	President, EMEA

Ronald Cogburn is our Chief Executive Officer and served as Chief Executive Officer of SourceHOV from 2013 until the closing of the Novitex Business Combination. Mr. Cogburn has been part of companies that were predecessors to SourceHOV since 1993, bringing over 30 years of diversified experience in executive management, construction claims consulting, litigation support, program management project management, cost estimating, damages assessment and general building construction. Mr. Cogburn has also been  a principal of HGM since 2003. Prior to his role as Chief Executive Officer of SourceHOV, Mr. Cogburn was SourceHOV's President, KPO from March 2011 to July 2013. Prior to this role, Mr. Cogburn was the President of HOV Services, LLC from January 2005 to September 2007, providing executive leadership during the company's growth to its IPO on the India Stock Exchange in September 2006. Mr. Cogburn has a BSCE in Structural Design/Construction Management from Texas A&M University and is a registered Professional Engineer.

Jim Reynolds is our Chief Financial Officer and has served in that role since the closing of the Novitex Business Combination. Mr. Reynolds served as Co-Chairman of SourceHOV from 2014 until the closing of the Novitex Business Combination in 2017. Mr. Reynolds is also the Chief Operating Officer and a Partner at HGM, bringing over 25 years of industry experience to the team. Prior to HGM Mr. Reynolds held numerous executive management or senior advisory positions at SourceHOV and its related subsidiaries and predecessor companies, including serving as Chief Financial Officer for HOV Services, LLC from 2007 to 2011 and Vice President and Corporate Controller for Lason from 2001 to 2006. Mr. Reynolds was a Senior Manager in the Business Advisory Services Practice at PricewaterhouseCoopers from 1990 to 2001. Mr. Reynolds is a C.P.A. and holds a B.S. in Accounting from Michigan State University.

Suresh Yannamani is our President and served as President, Americas of SourceHOV from 2011 until the closing of the Novitex Business Combination, and has been a part of companies that were predecessors to SourceHOV from 1997 until the closing of the Novitex Business Combination. Mr. Yannamani oversees the sales and operations and plays a large part in scaling the transaction processing solutions practice and enterprise solution strategy for healthcare, financial services and commercial industries. Mr. Yannamani was also President of HOV Services, LLC from 2007 to 2011, serving customers in the healthcare, financial services, insurance and commercial industries. Mr. Yannamani was the Executive Vice President of BPO services for Lason from 1997 to 2007 prior to its acquisition by HOV Services, LLC. Mr. Yannamani also served in management roles at IBM from 1995 to 1997, managing the design, development, and implementation of financial management information systems for the Public Sector and worked for Coopers & Lybrand as a consultant in public audits from 1992 to 1994. Mr. Yannamani has a bachelor's degree in Chemistry from the University of London and holds an MBA from Eastern Michigan University.

Mark Fairchild is our President, Exela SmartOffice and served as President of Exela Enterprise Solutions from the Novitex Business Combination until January 2019 and prior to that served as President, Europe, of SourceHOV from the merger of BancTec and SourceHOV in 2014, having served in management roles at BancTec since 1985. With more than 30 years of executive experience in the financial services industry, Mr. Fairchild specializes in global account management, transaction processing services, software solutions and hardware technology products. In 2005, Mr. Fairchild was appointed Chief Technology Officer of BancTec and was responsible for the company's software and hardware products, manufacturing and internal IT services until 2014. Prior to this role, Mr. Fairchild acted as Vice President for International Operations of BancTec from 2001 to 2005 and VP of European Operations from 1998 to 2001. In his role as International Systems Director from 1991 to 1998, Mr. Fairchild led the European software teams, implementing payment platforms throughout the region. As Director of Engineering of BancTec from 1989 to 1991, Mr. Fairchild led the research and development team that introduced a new high-speed digital image processing system that formed the base of BancTec's ImageFIRST product portfolio. Mr. Fairchild joined BancTec as a Project Manager, a position he held from 1985 to 1986. He began his career as a software developer at British Aerospace, where he worked from 1981 to 1985. Mr. Fairchild graduated with honors from Manchester University with a bachelor's degree in aeronautical engineering and an MBA from London Business School.

Shrikant Sortur is our Executive Vice President, Global Finance and served as Senior Vice President, Global Finance of SourceHOV from 2016 until the closing of the Novitex Business Combination. He was responsible for SourceHOV's finance and accounting groups and led financial operations, activities, plans and budgets. Mr. Sortur's career spans more than 19 years of varied experience in financial management, accounting, reporting, and lean operations. Mr. Sortur served in other management roles in predecessor companies to SourceHOV from 2002 until the closing of the Novitex Business Combination. Mr. Sortur also acted as Vice President of Finance of SoureHOV from June 2015 to May 2016. Mr. Sortur acted as Director of Financial Planning and Analysis, TPS from January 2014 to June 2015. Prior to this role, Mr. Sortur was the Director of Financial Planning and Analysis, North America Operations from January 2012 to December 2013. Mr. Sortur acted as Controller for HOV Global from January 2009 to December 2011. Mr. Sortur was a Senior Accounting Manager for HOV Services, LLC / Lason, Inc. from May 2004 to December 2008 and worked for the SourceHOV group as a Manager, Finance & Accounts for Lason India Ltd. from December 2002 to May 2014. From March 1999 to December 2002, Mr. Sortur served as General Manager, Finance at SRM Technologies, a business solutions and technology provider specializing in software design and development, systems integration, web services, enterprise mobilization, and embedded solutions development. From June 1997 to February 1999, Mr. Sortur served as Junior Manager, Finance and Accounting for Steel Authority of India, a large state-owned steel making company based in New Delhi, India. Mr. Sortur graduated from Osmania University with a bachelor's degree in accounting and is a Certified Public Accountant (CPA), Chartered Accountant (CA), and Certified Management Accountant (CMA).

Srini Murali is our President, Americas and APAC and served as Chief Operating Officer Americas and APAC from the Novitex Business Combination until January 2019.  He is responsible for all sales, operations and business strategy functions across the Americas and Asia Pacific. Prior to the Novitex Business Combination, Mr. Murali served as Senior Vice President, Operations for the Americas and APAC regions for SourceHOV, creating global operating strategies, developing client relationships, and overseeing compliance. Mr. Murali has been a part of predecessor companies to SourceHOV since 1993. During his tenure, Mr. Murali has held analysis, product development, IT, and operational roles. In 2010, Mr. Murali took on a broader scope of responsibility as SourceHOV's Senior Vice President of Global Operations and IT. Mr. Murali has served in executive-level leadership roles at companies that preceded SourceHOV since 2007, when he was appointed Vice President of IT and Technology. Prior to these management roles,

Mr. Murali served as Director of Information Technology for Lason from 2002 to 2007, and as an Application Development Manager for Lason from 1998 to 2002. Before joining Lason, Mr. Murali worked as a Systems Engineer for Vetri Systems from 1996 to 1998. Mr. Murali graduated with a bachelor's degree in mathematics and statistics from Loyola College, Chennai, and earned an MBA from Davenport University, Michigan.

Vitalie Robu is our President, EMEA and served as Chief Operating Officer, EMEA from the Novitex Business Combination until January 2019.  Mr. Robu is responsible for all sales, operations and business strategy functions across Europe, Middle East and Africa.   Mr. Robu specializes in transaction processing services, technology products, and software solutions, and has over 20 years of international management experience in the private and public sectors.  Prior to the Novitex Business Combination, he served as Senior Vice President, Operations for the European region of SourceHOV from 2014. From 2010 to 2014, Mr. Robu held the position of President and Executive Director of DataForce UK, a business process outsourcing and software provider that was part of SourceHOV. Prior to joining the SourceHOV group, Mr. Robu served as Manager of Investment and Insurance Products for Citibank EMEA in London from 2007 to 2010.  Mr. Robu has degrees in International Relations from the  National School for Political Studies, Bucharest and Physics from the State University of Moloves, and earned an MBA from IMD - International Institute for Management Development, Lausanne.

ITEM 1A.   RISK FACTORS

In addition to the other information contained in this Annual Report, the following risks impact our business and operations. These risk factors are not exhaustive and all investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects.

Risks Related to our Business

Our results of operations could be adversely affected by economic and political conditions, creating complex risks, many of which are beyond our control.

Our business depends on the continued demand for our services, and, if current global economic conditions worsen, our business could be adversely affected by our customers’ financial condition and level of business activity. Along with our customers we are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, military action and the threat of terrorism. In particular, we currently derive, and are likely to continue to derive, a significant portion of revenues from customers located in North America and Europe. Any future decreases in the general level of economic activity in this markets, such as decreases in business and consumer spending and increases in unemployment rates, could result in a decrease in demand for our services, thus reducing our revenue. For example, certain customers may decide to reduce or postpone their spending on the services we provide, and we may be forced to lower our prices. Other developments in response to economic events, such as consolidations, restructurings or reorganizations, particularly involving our customers, could also cause the demand for our services to decline, negatively affecting the amount of business that we are able to obtain or retain. We may not be able to predict the impact such conditions will have on the industries we serve and may be unable to plan effectively for or respond to such impact. In response to economic and market conditions, from time to time we have undertaken or may undertake initiatives to reduce our cost structure where appropriate, such as consolidation of resources to provide functional region‑wide support to our international subsidiaries in a centralized fashion. These initiatives, as well as any future workforce and facilities reductions we may implement, may not be sufficient to meet current and future changes in economic and market conditions and allow us to continue to achieve the growth rates expected. In addition, costs actually incurred in connection with certain restructuring actions may be higher than our estimates of such costs and/or may not lead to the anticipated cost savings.

Additionally, major political events, including the planned withdrawal of the United Kingdom from the European Union on March 29, 2019 (“Brexit”), continue to create uncertainty on topics that are relevant to our operations in the United Kingdom, such as immigration laws and employment laws, trade agreements and privacy laws. We are currently examining the various possible impacts Brexit may have on our business and operating model in an effort to develop solutions to address any of the potential outcomes. In addition, it is possible that Brexit may adversely affect global economic conditions and financial markets, to greater extent than we have currently anticipated.

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

We collect and retain large volumes of internal and customer data, including personally identifiable information and other sensitive data both physically and electronically, for business purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. Safeguarding customer, employee and our own data is a key priority for us, and our customers and employees have come to rely on us for the protection of their personal information. Augmented vulnerabilities, threats and more sophisticated and targeted cyber‑related attacks pose a risk to our security and the security of our customers, partners, suppliers and third‑party service providers, and to the confidentiality, availability and integrity of data owned by us or our customers. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromise of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. Despite protective measures, we may not be successful in preventing security breaches which compromise the confidentiality and integrity of this data. While an attempt is made to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain vulnerable to such threats.

The sensitive, confidential or personal data or information that we have access to is also subject to privacy and security laws, regulations or customer‑imposed controls. The regulatory environment, as well as the requirements imposed on us by the industries we serve governing information, security and privacy laws is increasingly demanding. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to provide services to our customers. Furthermore, a compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee or our data which could harm our reputation or result in remedial and other costs, fines or lawsuits. In addition, a cyber‑related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action. Fraud, employee negligence, unauthorized access, including, without limitation, malfunctions, viruses and other events beyond our control, may lead to the misappropriation or unauthorized disclosure of sensitive or confidential information we process, store and transmit, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. As a result, we may be subject to monetary damages, regulatory enforcement actions or fines under federal legislation, such as, the Gramm‑Leach‑Bliley Act and HIPAA, as well as various states laws or under the GDPR in Europe. Similarly, regulations such as the Health Information Technology for Economic and Clinical Health Act provisions of the American Recovery and Reinvestment Act of 2009 expand the obligations of “covered entities” and their business associates, including certain mandatory breach notification requirements. In addition to any legal liability, data or security breaches may lead to negative publicity, reputational damage and otherwise adversely affect the results of our operations.

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

A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from providing their services from outside the U.S., including recently introduced proposals for providing tax and other economic incentives for companies that create jobs in the U.S. by reducing their reliance on offshore locations. Other state bills have proposed requiring offshore service providers to disclose their geographic locations, requiring notice to individuals whose personal information is disclosed to non‑U.S. affiliates or subcontractors, requiring disclosures of companies’ foreign outsourcing practices or restricting U.S. private sector companies that have government contracts, grants or guaranteed loan programs from providing their services. Because most of our customers are located in the U.S., any expansion of existing laws or the enactment of new legislation that constrains our ability to provide our solutions from offshore or otherwise makes using our services unappealing or impractical for our customers could have a material and adverse effect on our business, results of operations, financial condition and cash flows.

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

Additionally, the HGM Group’s interests may not align with the interests of our other stockholders. The HGM Group is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The HGM Group may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our certificate of incorporation provides that we renounce any interest or expectancy in the business opportunities of the HGM Group and that it shall not have any obligation to offer to us those opportunities unless presented to one of our directors or officers in his or her capacity as a director or officer of Exela.

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

Many of our customer contracts may be terminated by our customers without cause and without any fee or penalty, with only limited notice. Any failure to meet a customer’s expectations, as well as factors beyond our control, including a customer’s financial condition, strategic priorities, or mergers and acquisitions, could result in a cancellation or non‑renewal of such a contract or a decrease in business provided to us and cause our actual results to differ from our forecasts. We may not be able to replace any customer that elects to terminate or not renew its contract with us, which would reduce our revenues.

In addition, a portion of our revenues is derived from contracts with the U.S. federal and state government and their agencies and from contracts with foreign governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi‑year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., \ during a government shutdown) or other debt or funding constraints, such as those recently experienced in the U.S. and Europe, could result in lower governmental sales and in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. The public procurement environment is unpredictable and this could adversely affect our ability to perform work under new and existing contracts. Also, our government business is subject to the risk that one or more of our potential contracts or contract extensions may be diverted by the contracting agency to a small or disadvantaged or minority‑owned business pursuant to set‑aside programs administered by the Small Business Administration, or may be bundled into large multiple award contracts for very large businesses. These risks can potentially have an adverse effect on our revenue growth and profit margins.

If the government finds that it inappropriately charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. Additionally, if the government discovers improper or illegal activities or contractual non‑compliance (including improper billing), we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could materially adversely affect our results of operations and financial condition. Moreover, government contracts are generally subject to audits and investigations by government agencies. Further, the negative publicity that could arise from any such penalties, sanctions or findings in such audits or investigations could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and could materially adversely affect our results of operations and financial condition.

Our services and facilities may be impacted by terrorism, natural disasters and other disruptions, resulting in an adverse effect on our profitability and financial condition.

Our ability to provide services may be impacted or disrupted as a result of natural disasters, technical disruptions (including power outage and telecommunications failure), man‑made events (including cyber‑attacks, war and terrorist attacks), and global health risks or pandemics, as well as the threat or perceived threat of any of these events in the U.S. or any of the locations in which we operate. A significant portion of our employees and key operations centers are located in India and the Philippines, with, particularly in India, limited diversification or redundancy. India and the Philippines are particularly susceptible to natural disasters, including typhoons, tsunamis, floods and earthquakes, and the Philippines is additionally susceptible to volcanic eruptions. Our operations in these locations, as well as certain other countries outside of the U.S., are also at greater risk of disruptions in electricity, other public utilities or network services due to substandard infrastructure. Although all of our operations centers have disaster management plans, certain disaster management facilities, particularly in India, may not be adequate to protect against potential disruptions due to natural or other disasters. Damage, destruction or disruptions, including to our MegaCenters, could make it difficult or impossible for employees to reach our business locations or otherwise interrupt our ability to provide our services. Sustained periods of interruption in our services could adversely affect our reputation and relationships with our customers, cause us to incur substantial expenses and expose us to liability. Our insurance coverage may not be sufficient to cover all of our potential losses and our business, results of operation and financial condition could be adversely affected.

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

Our future success substantially depends on the continued service and performance of our executives, senior management team, as well as other key individuals in senior leadership positions. These personnel possess business and technical capabilities that are difficult to replace. The loss of any of our key personnel, particularly to competitors, may adversely affect our ability to effectively manage our current operations or meet ongoing and future business challenges. Further, identifying, developing internally or hiring externally, training and retraining highly‑skilled managerial, technical, sales and services, finance and marketing personnel are critical to our future. Failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations.

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

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the next stages of our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our management team and could divert their attention away from the day‑to‑day management of our business, which could materially adversely affect our business, financial condition and operating results.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time‑consuming or costly, and increase demand on our systems and resources, particularly as we are no longer an emerging growth company. Among other things, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire even more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue‑generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), and the listing standards of the Nasdaq Stock Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations of our internal control over financial reporting that we are required to include in our periodic reports that we file with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Stock Market.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the price of our common stock.

Elevated levels of leverage may harm our financial condition and results of operations.

As of December 31, 2018, we had approximately $1.3 billion of long‑term debt, excluding current maturities. We and our subsidiaries may incur additional indebtedness in the future. Our indebtedness could: decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, if our outstanding senior notes are downgraded to below investment grade, we may incur additional interest expense. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; or to reduce or delay planned capital or operating expenditures. Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.

If we are unable to successfully consummate acquisitions or experience delays in integrating acquisitions, it could have a material adverse effect on our business, financial condition and results of operations.

One of our strategies to grow our business is to opportunistically acquire complementary businesses, technologies and services such as Asterion Group International in 2018. This strategy depends in large part on our ability to find suitable acquisitions and finance them on acceptable terms. We may require additional debt or equity financing for future acquisitions, and doing so will be made more difficult by our indebtedness. Raising additional capital for acquisitions through debt financing could result in increased interest expense and may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. .

If we are unable to identify and acquire suitable acquisition candidates, we may experience slower growth. Further, we may face challenges in integrating any acquired business. These challenges include eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. Additionally, the acquisition and integration processes may disrupt our business and divert management attention and our resources. If we fail to successfully integrate acquired businesses, products, technologies and personnel, it could impair relationships with employees, clients and strategic partners, distract management attention from our core businesses, result in control failures and otherwise disrupt our ongoing business, any of which could have a material adverse effect on our business, financial condition and results of operations. We also may not be able to retain key management and other critical employees after an acquisition. In addition, we may be required to record future charges for impairment of goodwill and other intangible assets resulting from such acquisitions.

If we are unable to attract, train and retain skilled professionals, including highly skilled technical personnel to satisfy customer demand and senior management to lead our business globally, our business and results of operations may be materially adversely affected.

Our success is dependent, in large part, on our ability to keep our supply of skilled professionals, including project managers, IT engineers and senior technical personnel, in balance with customer demand around the world and on our ability to attract and retain senior management with the knowledge and skills to lead our business globally. Each year, we must hire several hundred new professionals and retrain, retain, and motivate our workforce across the globe. Competition for skilled labor is intense and, in some jurisdictions in which we operate, there are more jobs for certain professionals than qualified persons to fill these jobs. Costs associated with recruiting and training professionals can be significant. If we are unable to hire or deploy employees with the needed skillsets or if we are unable to adequately equip our employees with the skills needed, this could materially adversely affect our business. Additionally, if we are unable to maintain an employee environment that is competitive and contemporary, it could have an adverse effect on engagement and retention, which may materially adversely affect our business. If more stringent labor laws become applicable to us or if a significant number of our employees unionize, our profitability may be adversely affected.

Increased labor costs due to competition, increased minimum wage or employee benefits costs (including various federal, state and local actions to increase minimum wages), unionization activity or other factors would adversely impact our cost of sales and operating expenses. For example, the State of California has passed regulations which increased minimum wage rates from $10.50 per hour to $11.00 per hour, that became effective January 1, 2018, and will gradually increase to $15.00 per hour by 2022. In addition, the federal government and a number of other states are evaluating various proposals to increase their respective minimum wage. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. As a result, we anticipate that our labor costs will continue to increase.

We are also subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime, and working conditions and immigration status. Legislated increases in the minimum wage and increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Unionizing and collective bargaining efforts have received increased attention nationwide in recent periods. While a small number of our employees belong to unions, should our employees become represented by unions, we would be obligated to bargain with those unions with respect to wages, hours, and other terms and conditions of employment, which is likely to increase our labor costs. Moreover, as part of the process of union organizing and collective bargaining, strikes and other work stoppages may occur, which would cause disruption to our business. Similarly, many employers nationally in similar environments have been subject to actions brought by governmental agencies and private individuals under wage‑hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages properly, with such actions sometimes brought as class actions. These actions can result in material liabilities and expenses. Should we be subject to employment litigation, such as actions involving wage‑hour, overtime, break, and working time, we may distract our management from business matters and result in increased labor costs. If costs of labor increase significantly, our business, results of operations, and financial condition may be adversely affected.

We may not always offset increased costs with increased fees under long‑term contracts.

The pricing and other terms of our customer contracts, particularly our long‑term contact center agreements, are based on estimates and assumptions we make at the time we enter into these contracts. These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services and could differ from actual results. Not all our larger long‑term contracts allow for escalation of fees as our cost of operations increase and those that allow for such escalations do not always allow increases at rates comparable to increases that we experience. If and where we cannot negotiate long‑term contract terms that provide for fee adjustments to reflect increases in our cost of service delivery, our business, financial conditions, and results of operation would be materially impacted.

Our business process automation solutions often require long selling cycles and long implementation periods that may result in significant upfront expenses that may not be recovered.

We often face long selling cycles to secure new contracts for our business process automation solutions. If we are successful in obtaining an engagement, the selling cycle can be followed by a long implementation period during which we plan our services in detail and demonstrate to the customer our ability to successfully integrate our solutions with the customer’s internal operations. Our customers may experience delays in obtaining internal approvals or delays associated with technology or system implementations which can further lengthen the selling cycle or implementation period, and certain engagements may also require a ramping up period after implementation before we can commence providing our services. Even if we succeed in developing a relationship with a potential customer and begin to discuss the services in detail, the potential customer may choose a competitor or decide to retain the work in‑house prior to the time a contract is signed. In addition, once a contract is signed, we sometimes do not begin to receive revenue until completion of the implementation period and our solution is fully operational. The extended lengths of our selling cycles and implementation periods can result in the incurrence of significant upfront expenses that may never result in profits or may result in profits only after a significant period of time has elapsed, which may negatively impact our financial performance. For example, we generally hire new employees to provide services in connection with certain large engagements once a new contract is signed. Accordingly, we may incur significant costs associated with these hires before we collect corresponding revenues. Our inability to obtain contractual commitments after a selling cycle, maintain contractual commitments after the implementation period or limit expenses prior to the receipt of corresponding revenue may have a material adverse effect on our business, results of operations and financial condition.

We face significant competition from U.S.‑based and non‑U.S.‑based companies and from our customers who may elect to perform their business processes in‑house.

Our industry is highly competitive, fragmented and subject to rapid change. We compete primarily against large multi‑national information technology companies, focused BPO companies based in offshore locations, BPO divisions of information technology companies located in India, other BPO and consulting providers that focus on the legal sector and the in‑house capabilities of our customers and potential customers. These competitors may include entrants from adjacent industries or entrants in geographic locations with lower costs than those in which we operate.

We believe that the principal competitive factors in our markets are breadth and depth of process expertise, knowledge of industries served, service quality, scalability of solutions, the ability to attract, train and retain qualified people, compliance rigor, global delivery capabilities, outcome‑based pricing and sales and customer management capabilities. Some of our competitors have greater financial, marketing, technological or other resources, larger customer bases and more established reputations or brand awareness than we do. In addition, some of our competitors who do not have, or have limited, global delivery capabilities may expand their delivery centers to the countries in which we operate or increase our capacity in lower cost geographies, which could result in increased competition. Some of our competitors may also enter into strategic or commercial relationships among themselves or with larger, more established companies in order to benefit from increased scale and enhanced scope capabilities or enter into similar arrangements with potential customers. Further, we expect competition to intensify in the future as more companies enter our markets and customers consolidate the services they require among fewer vendors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could result in reduced operating margins, which could adversely affect our business, results of operations and financial condition.

Our industry is characterized by rapid technological change and failure to compete successfully within the industry and address rapid technological change could adversely affect our results of operations and financial condition.

The process of developing new services and solutions is inherently complex and uncertain. It requires accurate anticipation of customers’ changing needs and emerging technological trends. We must make long‑term investments and commit significant resources before knowing whether these investments will eventually result in services that achieve customer acceptance and generate the revenues required to provide desired returns. If we fail to accurately anticipate and meet our customers’ needs through the development of new technologies and service offerings or if our new services are not widely accepted, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.

More specifically, the business process solutions industry is characterized by rapid technological change, evolving industry standards and changing customer preferences. The success of our business depends, in part, upon our ability to develop technology and solutions that keep pace with changes in our industry and the industries of our customers. Although we have made, and will continue to make, significant investments in the research, design and development of new technology and platforms‑driven solutions, we may not be successful in addressing these changes on a timely basis or in marketing the changes we implement. In addition, products or technologies developed by others may render our services uncompetitive or obsolete. Failure to address these developments could have a material adverse effect on our business, results of operations and financial condition.

In addition, existing and potential customers are actively shifting their businesses away from paper‑based environments to electronic environments with reduced needs for physical document management and processing. This shift may result in decreased demand for the physical document management services we provide such that our business and revenues may become more reliant on technology‑based services in electronic environments, which are typically provided at lower prices compared to physical document management services. Though we have solutions for customers seeking to make these types of transitions, a significant shift by our customers away from physical documents to non‑paper based technologies, whether now existing or developed in the future, could adversely affect our business, results of operation and financial condition.

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

We rely, in some cases, on third‑party hardware and software, which could cause errors or failures of our services and could also result in adverse effects for our business and reputation if these third‑party services fail to perform properly or are no longer available.

Although we developed our platform‑driven solutions internally, we rely, in some cases, on third‑party hardware and software in connection with our service offerings which we either purchase or lease from third‑party vendors. We are generally able to select from a number of competing hardware and software applications, but the complexity and unique specifications of the hardware or software makes design defects and software errors difficult to detect. Any errors or defects in third‑party hardware or software incorporated into our service offerings, may result in a delay or loss of revenue, diversion of resources, damage to our reputation, the loss of the affected customer, loss of future business, increased service costs or potential litigation claims against us.

Further, this hardware and software may not continue to be available on commercially reasonable terms or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services, which could negatively affect our business until equivalent technology is either developed by us or, if available, is identified, obtained and integrated. In addition, it is possible that our hardware vendors or the licensors of third‑party software could increase the prices they charge, which could have a material adverse impact on our results of operations. Further, changing hardware vendors or software licensors could detract from management’s ability to focus on the ongoing operations of our business or could cause delays in the operations of our business.

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

While we attempt to identify higher risk engagements and customers and mitigate our exposure by taking certain preventive measures and, where necessary, turning down certain engagements, these efforts may be ineffective and an actual or alleged error or omission on our part, the part of our customer or other third parties or possible fraudulent activity in one or more of these higher‑risk engagements could result in the diversion of management resources, damage to our reputation, increased service costs or impaired market acceptance of our services, any of which could negatively impact our business and our financial condition.

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

Any inability to adequately address privacy and security concerns could result in expenses and liability, and adverse impact on us. Moreover, international privacy and data security regulations may become more complex and have greater consequences. For instance, as of May 25, 2018, the General Data Protection Regulation, or GDPR, has replaced the Data Protection Directive with respect to the collection and use of personal data of data subjects in the EU. The GDPR applies extra territorially and imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data, other special categories of personal data and pseudonymised (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU Member States may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. Further, as the GDPR has recently come into effect, enforcement priorities and interpretation of certain provisions are still unclear. Industry groups also impose self‑regulatory standards that bind us by their incorporation into the contracts we execute. For example, should we fail to be compliant with the PCIDSS we may be subject to fines and other penalties.

Our business could be materially and adversely affected if we do not protect our intellectual property or if our services are found to infringe on the intellectual property of others.

Our success depends in part on certain methodologies and practices we utilize in developing and implementing applications and other proprietary intellectual property rights. In order to protect such rights, we rely upon a combination of nondisclosure and other contractual arrangements, as well as trade secret, copyright, trademark and patent laws. We also generally enter into confidentiality agreements with our employees, customers and potential customers and limit access to and distribution of our proprietary information. There can be no assurance that the laws, rules, regulations and treaties in effect in the U.S., India and the other jurisdictions in which we operate and the contractual and other protective measures we take are adequate to protect us from misappropriation or unauthorized use of our intellectual property, or that such laws will not change. There can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology, and our intellectual property rights may not prevent competitors from independently developing or selling products and services similar to or duplicative of ours. We may not be able to detect unauthorized use and take appropriate steps to enforce our rights, and any such steps may be costly and unsuccessful. Infringement by others of our intellectual property, including the costs of enforcing our intellectual property rights, may have a material adverse effect on our business, results of operations and financial condition. We could also face competition in some countries where we have not invested in an intellectual property portfolio. If we are not able to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected. Further, although we believe that we are not infringing on the intellectual property rights of others, claims may nonetheless be successfully asserted against us in the future, and we may be the target of enforcement of patents by third parties, including aggressive and opportunistic enforcement claims by non‑practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time‑consuming. If we are found to infringe any third‑party rights, we could be required to pay substantial damages or we could be enjoined from offering some of our products and services. The costs of defending any such claims could be significant, and any successful claim may require us to modify our services. The value of, or our ability to use, our intellectual property may also be negatively impacted by dependencies on third parties, such as our ability to obtain or renew on reasonable terms licenses that we need in the future, or our ability to secure or retain ownership or rights to use data in certain software analytics or services offerings. Any such circumstances may have a material adverse effect on our business, results of operations and financial condition.

We generate a significant portion of our revenues from a small number of customers, and any loss of business from these customers could materially reduce our revenues.

We have derived, and believe that in the foreseeable future we will continue to derive, a significant portion of our revenues from a small number of customers. While we have no one customer that accounts for more than 10% of our revenue, for each of the years ended December 31, 2018 and 2017, our ten largest customers accounted for approximately 30% of our revenues.

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

In addition, a number of factors other than our performance could cause the loss of or reduction in business or revenues from a customer, and these factors are not predictable. For example, a customer may decide to reduce spending on business process solutions from us due to a challenging economic environment or other factors, both internal and external, relating to our business. These factors may include corporate restructuring, pricing pressure, changes to our outsourcing strategy, switching to another BPO provider or returning work in‑house or other changes in a customer’s prospects or profitability. The loss of any of our major customers, or a significant decrease in the volume of work they give to us or the price at which we are able to provide our services to them, could materially adversely affect our revenues and thus our results of operations.

Our revenues are highly dependent on a limited number of industries, and any decrease in demand for business process solutions in these industries could reduce our revenues and adversely affect the results of operations.

A substantial portion of our revenues are derived from three specific industry‑based segments: ITPS, HS, and LLPS. Customers in ITPS accounted for 80.3% and 71.8% of our revenues in 2018 and 2017, respectively. Customers in HS accounted for 14.4% and 20.3% of our revenues in 2018 and 2017, respectively. Customers in LLPS accounted for 0.0% and 5.3% of our revenues in 2018 and 2017, respectively.

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

Our future profitability depends on, among other things, our ability to generate revenue in excess of our expenses. However, we have significant and continuing fixed costs relating to the maintenance of our assets and business, including debt service requirements, which we may not be able to reduce adequately to sustain our profitability if our revenue decreases. Our profitability also may be impacted by non‑cash charges such as stock‑based compensation charges and potential impairment of goodwill, which will negatively affect our reported financial results. Even if we achieve profitability on an annual basis, we may not be able to achieve profitability on a quarterly basis. You should not consider prior revenue growth as indicative of our future performance. In fact, in future quarters, we may not have any revenue growth or our revenue could decline. We may incur significant losses in the future for a number of reasons and risks described elsewhere herein and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events.

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

We anticipate that we will incur increased sales and marketing and general and administrative expenses as we continue to diversify our business into new industries and geographic markets. Our business will also require significant amounts of working capital to support our growth. We may not achieve collections from sales to offset these anticipated expenditures sufficient to maintain positive future cash flow. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events that cause our costs to exceed our expectations. An inability to generate positive cash flow may decrease our long‑term viability.

We have a significant amount of intangible assets that could be materially impacted.

Goodwill and other intangible assets that have indefinite useful lives are not amortized but rather are evaluated annually for impairment and more frequently if a triggering event occurs. The valuation of goodwill for impairment involves a high degree of judgment. Based on our estimates and assumptions underlying the valuation, impairment is determined by estimating the fair value of a reporting unit and comparing that value to the reporting unit’s book value. If economic events occur that cause us to revise our estimates and assumptions used in determining the fair value of our goodwill, such revisions could result in an impairment charge that could have a material adverse impact on our financial statements during the period incurred.

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

In addition, in order to meet the service requirements of our customers, which often includes 24/7 service, and to optimize our employee cost base, including our back‑office support, we often locate our delivery service and back‑office support centers in lower‑cost locations, including several developing countries. Concentrating our centers in these locations presents a number of operational risks, many of which are beyond our control, including the risks of political instability, natural disasters, safety and security risks, labor disruptions, excessive employee turnover and rising labor rates. Additionally, a change in the political environment in the U.S. or the adoption and enforcement of legislation and regulations curbing the use of such centers outside of the U.S. could materially adversely affect our results of operations and financial condition. These risks could impair our ability to effectively provide services to our customers and keep our costs aligned to our associated revenues and market requirements.

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

We are subject to regular customer and third‑party security reviews and failure to pass these may have an adverse impact on our operations.

Many of our customer contracts require that we maintain certain physical and/or information security standards, and, in certain cases, we permit a customer to audit our compliance with these contractual standards. Any failure to meet such standards or pass such audits may have a material adverse impact on our business. Further, customers from time to time may require stricter physical and/or information security than they negotiated in their contracts, and may condition continued volumes and business on the satisfaction of such additional requirements. Some of these requirements may be expensive to implement or maintain, and may not be factored into our contract pricing. Further, on an annual basis we obtain third‑party audits of certain of our locations in accordance with Statement on Standards for Attestation Engagements No. 16 (SSAE 16) put forth by the Auditing Standards Board (ASB) of the American Institute of Certified Public Accountants (AICPA). SSAE 16 is the current standard for reporting on controls at service organizations, and many of our customers expect that we will perform an annual SSAE 16 audit, and report to them the results. Negative findings in such an audit and/or the failure to adequately remediate in a timely fashion such negative findings may cause customers to terminate their contracts or otherwise have a material adverse effect on our reputation, results of operation and financial condition.

Failure to adhere to the regulations that govern our business could have an adverse impact on our operations.

Our customers are often subject to regulations that may require that we comply with certain rules and regulations in performing services for them that would not otherwise apply to us. U.S. federal laws and regulations that apply to certain portions of our business include the Gramm‑Leach‑Bliley Act, HIPAA, and the HITECH Act of 2009. We must also comply with applicable regulations relating to healthcare and other personal information that we processes as part of our services. Due to our global delivery model, we are also subject to the burden and expense of complying with the laws and regulations of various jurisdictions and changes thereto which are beyond our control. In addition, our contracts with some of our customers require us to remain knowledgeable about and comply with a number of additional relevant consumer protection laws and other regulatory requirements. Failure to perform our services in a manner that complies with any such requirement could result in breaches of contracts with our customers. Our failure to comply with any applicable laws and regulations could subject us to civil fines and criminal penalties.

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

In the early 1990s, India experienced significant inflation, low growth in gross domestic product and shortages of foreign currency reserves. The Indian government, however, has exercised and continues to exercise significant influence over many aspects of the Indian economy. India’s government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the BPO industry. Certain of those programs that have benefited us include tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. We cannot assure you that liberalization policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

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

Our ability to efficiently conduct our business activities in Mexico is subject to changes in government policy or shifts in political attitudes that are beyond our control. Government policy may change to discourage foreign investment, nationalization of industries may occur or other government limitations, restrictions or requirements not currently foreseen may be implemented. In addition, Mexico may experience political instability, which may result in outbreaks of civil unrest, drug‑related violence, terrorist attacks or threats or acts of war in the affected areas, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.

Introduction of tax legislation and disputes with tax authorities may have an adverse effect on our operations and our overall tax rate.

Governments in countries in which we operate or provide services could enact new tax legislation that could have a material adverse effect on our overall effective tax rate. In addition, our ability to repatriate surplus earnings, if any, from our operations centers in a tax‑efficient manner is dependent upon interpretations of local laws, possible changes in such laws and the renegotiation of existing double tax avoidance treaties. Changes to any of these may adversely affect our overall tax rate, which could have a material adverse effect on our business, results of operations and financial condition.

In addition, the transfer pricing regulations of the U.S. and certain foreign jurisdictions, including India, require that any cross‑border transaction involving related parties be at an arm’s‑length price. Accordingly, we base our pricing between our foreign subsidiaries and related parties on a functional and economic analysis involving benchmarking against transactions among entities that are not related. However, the tax authorities have jurisdiction to review our transfer‑pricing policy. If they conclude the policy was not applied appropriately, we may incur additional tax liability, including accrued interest and penalties. As an example, we have previously received an adverse order from the Indian Tax Tribunal over the application of some of our transfer pricing policies. This decision may be overturned only by appeal to India’s Supreme Court. However, it is highly uncertain the matter would ultimately be decided in our favor. Based on the adverse Indian tax tribunal’s decision, advice from tax advisors, and the noted trend of Indian tax authorities aggressively pursuing higher transfer prices from multi‑national companies, we believe it is probable that we may experience future assessments of tax, penalty and interest in connection with our Indian transfer‑pricing policy. Accordingly, reserves have been established on our balance sheet. However, these reserves may not be sufficient. As we continue to expand our operations, we may be subject to similar liability/exposure in additional geographies/jurisdictions.

We may suffer increases in tax expenses and face uncertain future tax liabilities due to enactment of the Tax Cuts and Jobs Act.

On December 22, 2017, new U.S. federal income tax legislation was enacted (the “Tax Cuts and Jobs Act” or “TCJA”).  The TCJA, among other things, contains significant changes to U.S. federal corporate income taxation, including reduction of the U.S. federal corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks for net operating losses arising after December 31, 2017, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and creating, modifying or repealing many business deductions and credits. Federal net operating losses arising in taxable year ending after December 31, 2017 will be carried forward indefinitely pursuant to the TCJA.

For 2018 and beyond, the main known impact to our operations is the TCJA’s limitations on interest expense deductions. We use significant leverage to finance our business and, therefore, we incur significant interest expense.  We continue to examine the impact this tax reform legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected.

Sales tax laws in the U.S. may change resulting in service providers having to collect sales taxes in states where the current laws do not require us to do so. This could result in substantial tax liabilities.

Our U.S. subsidiaries collect and remit sales tax in states in which the subsidiaries have physical presence or in which we believe sufficient nexus exists which obligates us to collect sales tax. Other states may, from time to time, claim that we have state‑related activities constituting physical nexus to require such collection. Additionally, many other states seek to impose sales tax collection or reporting obligations on companies that sell goods to customers in their state, or directly to the state and its political subdivisions, regardless of physical presence. Such efforts by states have increased recently, as states seek to raise revenues without increasing the income tax burden on residents. We rely on U.S. Supreme Court decisions which hold that, without Congressional authority, a state may not enforce a sales tax collection obligation on a company that has no physical presence in the state. We cannot predict whether the nature or level of contacts we have with a particular state will be deemed enough to require us to collect sales tax in that state nor can we be assured that Congress or individual states will not approve legislation authorizing states to impose tax collection or reporting obligations on our activities. A successful assertion by one or more states that we should collect sales tax could result in substantial tax liabilities related to past sales and would result in considerable administrative burdens and costs for us.

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

Investors may have difficulty effecting service of process or enforcing judgments obtained in the U.S. against our non‑U.S. subsidiaries.

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

We operate internationally and as a result, are subject to risks associated with doing business globally, such as risks related to the differing legal, political and regulatory requirements and economic conditions of many jurisdictions. Risks inherent to operating internationally include changes in a country’s economic or political conditions, in foreign currency exchange rates, regulatory requirements and enforcement of intellectual property rights.

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

Although we do not currently take steps to hedge our foreign currency exposures, should we choose in the future to implement a hedging strategy, there can be no assurance that our hedging strategy will be successful or that the hedging markets would have sufficient liquidity or depth to allow us to implement such a hedging strategy in a cost‑effective manner. Further, the success of any potential hedging strategy could be impacted by any failure by the hedging counterparties to meet their contractual obligations.

We are subject to laws of the United States and foreign jurisdictions relating to processing certain financial transactions, including payment card transactions and debit or credit card transactions, and failure to comply with those laws could subject us to legal actions and materially adversely affect our results of operations and financial condition.

We process, support and execute financial transactions, and disburse funds, on behalf of both government and commercial customers, often in partnership with financial institutions. This activity includes receiving debit and credit card information, processing payments for and due to our customers and disbursing funds on payment or debit cards to payees of our customers. As a result, the transactions we process may be subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations, including the Electronic Fund Transfer Act, as amended, the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (including the so-called Durbin Amendment), as amended, the Gramm-Leach-Bliley Act (also known as the Financial Modernization Act of 1999), as amended, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT ACT) Act of 2001, as amended. Other United States (both federal and state) and foreign jurisdiction laws apply to our processing of certain financial transactions and related support services. These laws are subject to frequent changes, and new statutes and regulations in this area may be enacted at any time. Changes to existing laws, the introduction of new laws in this area or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process and support financial transactions and allegations by our customers, partners and clients that we have not performed our contractual obligations. Any of these could materially adversely affect our results of operations and financial condition.

Failure to comply with the U.S. Foreign Corrupt Practices Act, or the FCPA, economic and trade sanctions, regulations, and similar laws could subject us to penalties and other adverse consequences.

We operate our business in several foreign countries with developing economies, where companies often engage in business practices that are prohibited by U.S. and other regulations applicable to us. We are subject to anti‑corruption laws and regulations, including the FCPA, the U.K. Bribery Act and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures, including ant bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. These laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the U.S. and other business entities for the purpose of obtaining or retaining business. We have implemented policies to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that all of our and our subsidiaries’ employees, consultants, and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible.

We are also subject to certain economic and trade sanctions programs that are administered by the Department of Treasury’s Office of Foreign Assets Control, or OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially‑designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Our subsidiaries may be subject to additional foreign or local sanctions requirements in other relevant jurisdictions.

Fluctuations in the costs of paper, ink, energy, by‑products and other raw materials may adversely impact the results of our operations.

Purchases of paper, ink, energy and other raw materials represent a large portion of our costs. Increases in the costs of these inputs may increase our costs and we may not be able to pass these costs on to customers through higher prices. In addition, we may not be able to resell waste paper and other print‑related by‑products or may be adversely impacted by decreases in the prices for these by‑products. Increases in the cost of materials may adversely impact customers’ demand for our printing and printing‑related services.

We may be required to take write downs or write‑offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although we conducted due diligence before the consummation of the Novitex Business Combination with respect to SourceHOV and Novitex, we cannot assure you that this diligence revealed all material issues that may be present in our current businesses, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our control will not later arise. As a result, we may be forced to write down or write off assets, restructure our operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise and previously known risks may materialize in a manner not consistent with our risk analysis with respect to the Novitex Business Combination. Even though these charges may be non‑cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities, including, without limitation, our Common Stock.

The market for our securities remains volatile and may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities, including, without limitation, our Common Stock, may continue to fluctuate significantly. An active trading market for our securities following the Novitex Business Combination may not further develop or be sustained. In addition, the price of our securities can fluctuate due to general economic conditions and forecasts, our general business condition and the release of our financial reports.

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock.

Our Common Stock is currently listed on the Nasdaq. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders' equity, minimum share price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

Such a de-listing would also likely have a negative effect on the price of our Common Stock. In the event of a de-listing, we may take actions to restore our compliance with Nasdaq's listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our common or prevent future non-compliance with Nasdaq's listing requirements.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We lease and own numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, the Philippines, and China. The size of our active property portfolio as of December 31, 2018  was approximately 4.4 million square feet (square feet) and comprised of 178 leased properties and 7 owned properties.  offices, sales offices, service locations, and production facilities. Many of our operating facilities are equipped with fiber connectivity and have access to other power sources. Substantially all of our operations facilities are leased under long‑term leases with varying expiration dates, except for the following owned locations: (i) three operations facilities in India with a combined building area of approximately 91,500 sq. ft., respectively, (ii) an operating facility in Georgiana, Alabama with an approximate building area of 20,000 sq. ft., (iii) an operating facility in Tallahassee, Florida consisting of four buildings with a combined building area of approximately 21,000 sq. ft., (iv) an operating facility in Troy, Michigan that will serve as the Company’s primary data center with an approximate building area of 66,000 sq. ft. (v) an operating facility in Egham, England with an approximate building area of 11,000 sq. ft., and (vi) an innovation center in New York, NY with an approximate building area of 2,200 sq. ft. We also maintain an operating presence at approximately 1,100 customer sites.

Our properties are suitable to deliver services to our customers for each of our business segments. Our management believes that all of our properties and facilities are well maintained.

ITEM 3.   LEGAL PROCEEDINGS

Appraisal Demand

On September 21, 2017, former stockholders of SourceHOV, who allege combined ownership of 10,304 shares of SourceHOV common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017‑0673‑JRS (the “Appraisal Action”). The Appraisal Action arises out of the Novitex Business Combination, which gave rise to appraisal rights pursuant to 8 Del. C. § 262. In the Appraisal Action, the petitioners seek, among other things, a determination of the fair value of their shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses.

On October 12, 2017, SourceHOV filed its answer to the petition and a verified list pursuant to 8 Del. C. § 262(f). Discovery in the Appraisal Action is not yet complete. At this stage of the litigation, the Company is unable to predict the outcome of the Appraisal Action or estimate any loss or range of loss that may arise from the Appraisal Action. Pursuant to the terms of the Novitex Business Combination Agreement, if such appraisal rights are perfected, a corresponding portion of shares of our Common Stock issued to Ex‑Sigma 2 LLC, our principal stockholder, will be forfeited at such time as the PIPE Financing (as defined in the Consent, Waiver and Amendment dated June 15, 2017) is repaid. The Company intends to vigorously defend against the Appraisal Action.

Other

We are, from time to time, involved in other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although our management cannot predict the outcomes of these matters, our management believes these actions will not have a material, adverse effect on our financial position, results of operations or cash flows.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the Nasdaq composite under the symbol “XELA.” Set forth below is the high and low sales price of our Common Stock during the periods presented.

	Sales Price
	High	Low
Year Ended December 31, 2018
Fourth Quarter	$7.02	$3.46
Third Quarter	7.34	4.65
Second Quarter	5.87	4.32
First Quarter	6.42	5.08
Year Ended December 31, 2017
Fourth Quarter	$6.10	$4.37
Third Quarter (1)	10.00	4.40
Second Quarter	10.03	7.66
First Quarter	10.15	9.93

(1)

Our Common Stock began trading on the Nasdaq under the symbol “XELA” on July 13, 2017, the day following the closing of the Novitex Business Combination. From March 9, 2015 until the July 12, 2017 closing of the Novitex Business Combination common equity of Quinpario was traded on the Nasdaq under the symbol “QPAC.” Unlike our Common Stock, the common equity traded under the symbol QPAC had cash redemption rights and other features that ceased upon the filing of a new certificate of incorporation in connection with the closing of the Novitex Business Combination. Information provided above includes data for QPAC for the period prior to July 13, 2017.

Stockholders

As of March 11, 2019 we had 47 record holders of our Common Stock.

Dividends

We have not paid any cash dividends on shares of our Common Stock. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements, general financial condition, and is within the discretion of our board of directors.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

	Number of Securities to		Number of Securities
	be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	for Future Issuance
	Options, RSU,	Outstanding Options,	Under Equity
	Warrants and Rights	Warrants and Rights	Compensation Plans(1)
Plan Category
Equity compensation plans approved by stockholders	4,617,750	6.06	7,176,262
Equity compensation plans not approved by stockholders	—	—	—
Total	4,617,750	6.06	7,176,262

(1)

The Company currently maintains the 2018 Stock Incentive Plan, which was approved by our board of directors on December 19, 2017 and subsequently approved by a majority of our stockholders by written consent on December 20, 2017. The 2018 Stock Incentive Plan became effective on January 17, 2018 and there are 8,196,482 shares of our Common Stock reserved for issuance under our 2018 Stock Incentive Plan.

Sale of Unregistered Securities

There were no unregistered sales of equity securities in 2018 that have not been previously reported in a Quarterly Report on Form 10‑Q or Current Report on Form 8‑K.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of shares of our Common Stock during the period of November 8, 2017 through the year ended December 31, 2017:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
		Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
Year Ended December 31, 2017
Fourth Quarter	49,300	$4.97	49,300	4,950,700
Year Ended December 31, 2018
First Quarter	—	—	49,300	4,950,700
Second Quarter	768,693	4.79	817,993	4,182,007
Third Quarter	225,504	4.94	1,043,497	3,956,503
Fourth Quarter	1,505,688	3.91	2,549,185	2,450,815
Total	2,549,185	$4.71	2,549,185	2,450,815

(1)

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company may, from time to time, purchase up to 5,000,000 shares of its Common Stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The decision as to whether to purchase any shares and the timing of purchases, if any, will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. The Share Buyback Program does not obligate the Company to purchase any shares and expires 24 months after authorized. The Share Buyback Program may be terminated or amended by the Company’s board of directors in its discretion at any time. As of December 31, 2018, 2,549,185 shares had been repurchased under the Share Buyback Program. The Company records treasury stock using the cost method.

Stock Performance Graph

The stock performance graph and related information is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934 and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph and table set forth below compares the cumulative stockholder return from July 13, 2017 (the date our Common Stock began trading on Nasdaq) through December 28, 2018 for our Common Stock, the Nasdaq composite, and a peer group. Measurement points are the last trading day of each month and we assumed that dividends have been reinvested. The selected peer group for the period is comprised of four companies that we believe are our closest reporting issuer competitors: Cognizant Technology Solutions Corp., ExlService Holdings, Inc., Genpact Ltd., and WNS (Holdings). The returns of the component entities of our peer index are weighted according to the market capitalization of each company as of the beginning of each period for which a return is presented. The returns assume that $100 was invested on July 13, 2017. The performance shown in the graph and table is historical and should not be considered indicative of future price performance.

	Exela
	Technologies, Inc.	Nasdaq	Peer Group
Commence Trading as XELA 7/13/2017 (1)	$100	$100	$100
7/31/2017	54.81	103.53	106.32
8/31/2017	57.61	110.02	110.59
9/29/2017	61.86	112.58	116.70
10/31/2017	53.13	119.70	118.92
11/30/2017	79.75	128.24	123.82
12/29/2017	$43.51	$105.75	$102.17

(1)

From March 9, 2015 until the July 12, 2017 closing of the Novitex Business Combination common equity of Quinpario was traded on the Nasdaq under the symbol “QPAC.” QPAC stock had cash redemption rights and other features that ceased upon the filing of a new certificate of incorporation in connection with the closing of the Novitex Business Combination. A vast majority of the holders of QPAC stock exercised their redemption rights. QPAC common equity and XELA’s Common Stock are so different, we believe it would be misleading to present QPAC data from March 9, 2015 until the Novitex Business Combination as if it were XELA stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" of this Annual Report. Additionally, increases in revenue from 2014 to 2015 of $154.3 million, cost of revenue of $108.3 million, and a decrease in selling, general and administrative expenses of $11.2 million relate to the acquisition of BancTec which occurred on October 31, 2014. Due to this acquisition the company acquired new debt and paid down existing debt in 2014. This resulted in an increase of interest expense of $60.7 million in 2015 and a loss on extinguishment of debt in 2014 of $18.5 million. Finally, in 2014 the company impaired $154.5 million of goodwill and trade names.

The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" of this Annual Report. Additionally, increases in revenue of $154.3 million, cost of revenue of $232.5 million, and selling, general and administrative expenses of $57.3 million from 2014 to 2015 relate to the acquisition of BancTec which occurred on October 31, 2014. Due to this acquisition the company acquired new debt and paid down existing debt in 2014. This resulted in an increase in long-term debt of $450.1 million in 2014, an increase of interest expense of $60.7 million in 2015 and a loss on extinguishment of debt in 2014 of $18.5 million. Finally, in 2014 the company impaired $154.5 million of goodwill and trade names. The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" of this Annual Report. Additionally, increases in revenue of $154.3 million, cost of revenue of $232.5 million, and selling, general and administrative expenses of $57.3 million from 2014 to 2015 relate to the acquisition of BancTec which occurred on October 31, 2014. Due to this acquisition the company acquired new debt and paid down existing debt in 2014. This resulted in an increase in long-term debt of $450.1 million in 2014, an increase of interest expense of $60.7 million in 2015 and a loss on extinguishment of debt in 2014 of $18.5 million. Finally, in 2014 the company impaired $154.5 million of goodwill and trade names. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” of this Annual Report. Additionally, increases in revenue of $154.3 million, cost of revenue of $232.5 million, and selling, general and administrative expenses of $57.3 million from 2014 to 2015 relate to the acquisition of BancTec which occurred on October 31, 2014. Due to this acquisition the company acquired new debt and paid down existing debt in 2014. This resulted in an increase in long‑term debt of $450.1 million in 2014, an increase of interest expense of $60.7 million in 2015 and a loss on extinguishment of debt in 2014 of $18.5 million. Finally, in 2014 the company impaired $154.5 million of goodwill and trade names.

	Year Ended December 31,
(in thousands, except share and per share data)	2018	2017	2016	2015	2014
Statements of Operations Information:
Revenue	$1,586,222	$1,152,324	789,926	$805,232	$650,918
Cost of revenue (exclusive of depreciation and amortization)	1,209,874	829,143	519,121	559,846	451,539
Selling, general and administrative expenses	184,651	220,955	130,437	120,691	131,864
Depreciation and amortization	145,485	98,890	79,639	75,408	65,227
Impairment of goodwill and other intangible assets	48,127	69,437	—	—	154,454
Related party expense	4,334	33,431	10,493	8,977	19,080
Operating (loss) income	(6,249)	(99,532)	50,236	40,310	(171,246)
Other expense (income), net:
Interest expense, net	153,095	128,489	109,414	108,779	48,045
Loss on extinguishment of debt	1,067	35,512	—	—	18,548
Sundry expense, net	(3,271)	2,295	712	3,247	(2,201)
Other income, net	(3,030)	(1,297)	—	—	—
Net loss before income taxes	(154,110)	(264,531)	(59,890)	(71,716)	(235,638)
Income tax (expense) benefit	(8,407)	60,246	11,787	26,812	38,003
Net loss	(162,517)	(204,285)	(48,103)	(44,904)	(197,635)
Dividend equivalent on Series A Preferred Stock related to beneficial conversion feature	—	(16,375)	—	—	—
Cumulative dividends for Series A Preferred Stock	(3,655)	(2,489)	—	—	—
Net loss attributable to common stockholders	(166,172)	(223,149)	(48,103)	(44,904)	(197,635)
Loss per share:
Basic	(1.09)	(2.08)	(0.75)	(0.70)	(3.1)
Diluted	(1.09)	(2.08)	(0.75)	(0.70)	(3.1)
Weighted average number of shares outstanding:
Basic	152,343,823	107,068,262	64,024,557	64,024,557	64,024,557
Diluted	152,343,823	107,068,262	64,024,557	64,024,557	64,024,557

As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents	$25,615	$39,000	$8,361	$16,619	$21,997
Accounts receivable, net of allowance for doubtful accounts	270,812	229,704	138,421	145,162	157,853
Working capital	(76,821)	(26,049)	(41,404)	18,162	42,583
Total Assets	1,639,782	1,714,838	969,486	960,048	1,119,468
Long‑term debt, net of current maturities	1,306,423	1,276,094	983,502	975,142	952,071
Total liabilities	1,820,788	1,724,844	1,309,387	1,251,537	1,273,438
Total stockholders’ deficit	(181,006)	(10,006)	(339,901)	(291,489)	(153,970)

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Annual Report and our December 31, 2018 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may be deemed to be forward‑looking statements. See “Special Note Regarding Forward‑Looking Statements.”

Overview

We are a global provider of transaction processing solutions, enterprise information management, document management and digital business process services. Our technology‑enabled solutions allow global organizations to address critical challenges resulting from the massive amounts of data obtained and created through their daily operations. Our solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. We believe our process expertise, information technology capabilities and operational insights enable our customers’ organizations to more efficiently and effectively execute transactions, make decisions, drive revenue and profitability, and communicate critical information to their employees, customers, partners, and vendors.

History

We are a former blank check company that completed our initial public offering on January 22, 2015. In July 2017, Exela Technologies, Inc. (“Exela”), formerly known as Quinpario Acquisition Corp. 2 (“Quinpario”), completed its acquisition of SourceHOV Holdings, Inc. (“SourceHOV”) and Novitex Holdings, Inc. (“Novitex”) pursuant to the business combination agreement dated February 21, 2017 (“Novitex Business Combination”). In conjunction with the completion of the Novitex Business Combination, Quinpario was renamed Exela Technologies, Inc.

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

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the years ended December 31, 2018 and 2017 is only partially comparable to the financial information for the year ended December 31, 2017 and 2016. Since SourceHOV was deemed the accounting acquirer in the Novitex Business Combination consummated on July 12, 2017, the presented financial information for the year ended December 31, 2016 reflects the financial information and activities of SourceHOV only. The presented financial information for the year ended December 31, 2017 includes the financial information and activities for SourceHOV for the period January 1, 2017 to December 31, 2017 (365 days) as well as the financial information and activities of Novitex for the period July 13, 2017 to December 31, 2017 (172 days). This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows. Furthermore, the presented financial information for the year ended December 31, 2017 also contains other costs that are directly associated with the Novitex Business Combination, such as professional fees, to support the our new and complex legal, tax, statutory and reporting requirements following the Novitex Business Combination.

Our Segments

Our three reportable segments are Information & Transaction Processing Solutions (“ITPS”), Healthcare Solutions (“HS”), and Legal & Loss Prevention Services (“LLPS”). These segments are comprised of significant strategic business units that align our TPS and EIM products and services with how we manage our business, approach our key markets and interact with our customers based on their respective industries.

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

Acquisitions

In April 2018 Exela completed the acquisition of Asterion International Group (“Asterion,” the “Asterion Business Combination”), a well-established provider of technology driven business process outsourcing, document management and business process automation across Europe. The acquisition comes with minimal customer overlap and is strategic to expanding Exela’s European business. Through the acquisition of Asterion, we expect to leverage brand awareness, strengthen margins, and expand the existing Asterion sales channels.

In July 2017, we completed the Novitex Business Combination. SourceHOV was deemed to be the accounting acquirer, and is a leading provider of platform‑based enterprise information management and transaction processing solutions primarily for the healthcare, banking and financial services, commercial, public sector and legal industries. Through the acquisition of SourceHOV and Novitex, we expect to realize revenue synergies, leverage brand awareness, strengthen margins, generate greater free cash flow, expand the existing Novitex sales channels, and increase utilization of the existing workforce. We anticipate opportunities for growth through the ability to leverage additional future services and capabilities.

Prior to the Novitex Business Combination, SourceHOV transformed into an industry‑agnostic solution provider and acquired key technology through the acquisition of TransCentra, Inc. (“TransCentra”) in September 2016, a provider of integrated outsourced billing, remittance processing and imaging software and consulting services. The addition of TransCentra increased SourceHOV’s footprint in the remittance transaction processing and presentment area, expanded its mobile banking offering and enabled significant cross‑selling and up‑selling opportunities.

Revenues

ITPS revenues are primarily generated from a transaction‑based pricing model for the various types of volumes processed, licensing and maintenance fees for technology sales, and a mix of fixed management fee and transactional revenue for document logistics and location services. HS revenues are primarily generated from a transaction‑based pricing model for the various types of volumes processed for healthcare payers and providers. LLPS revenues are primarily based on time and materials pricing as well as through transactional services priced on a per item basis.

People

We draw on the business and technical expertise of our talented and diverse global workforce to provide our customers with high‑quality services. Our business leaders bring a strong diversity of experience in our industry and a track record of successful performance and execution.

As of December 31, 2018, we had approximately 22,000 employees globally, with 46% located in the United States and the remainder located primarily in Europe, India, the Philippines, Canada, Mexico, and China.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $687.3 million, $532.3 million, and $373.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The majority of our personnel costs are variable and are incurred only while we are providing our services.

Facilities

We lease and own numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, the Philippines, and China. Our owned and leased facilities house general offices, sales offices, service locations, and production facilities.

The size of our active property portfolio as of December 31, 2018 was approximately 4.4 million square feet at an annual operating cost of approximately $38.9 million and comprised of 178 leased properties and 7 owned properties.

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

Revenue

We analyze our revenue by comparing actual monthly revenue to internal projections and prior periods across our operating segments in order to assess performance, identify potential areas for improvement, and determine whether segments are meeting management’s expectations.

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus optimization and restructuring charges, including severance and retention expenses; transaction and integration costs; other non‑cash charges, including non‑cash compensation, (gain) or loss from sale or disposal of assets, and impairment charges; and management fees and expenses. See “—Other Financial Information (Non‑GAAP Financial Measures)” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017

	Year Ended December 31,
	2018	2017
Revenue:
ITPS	$1,273,647	$827,110
HS	228,015	233,595
LLPS	84,560	91,619
Total revenue	1,586,222	1,152,324
Cost of revenue (exclusive of depreciation and amortization:
ITPS	1,007,301	620,719
HS	151,367	152,864
LLPS	51,206	55,560
Total cost of revenues	1,209,874	829,143
Selling, general and administrative expenses	184,651	220,955
Depreciation and amortization	145,485	98,890
Impairment of goodwill and other intangible assets	48,127	69,437
Related party expense	4,334	33,431
Operating loss	(6,249)	(99,532)
Interest expense, net	153,095	128,489
Loss on extinguishment of debt	1,067	35,512
Sundry expense (income), net	(3,271)	2,295
Other (income), net	(3,030)	(1,297)
Net loss before income taxes	(154,110)	(264,531)
Income tax (expense) benefit	(8,407)	60,246
Net loss	(162,517)	(204,285)

Revenue

Our revenue increased $433.9 million, or 37.7%, to $1,586.2 million for the year ended December 31, 2018 compared to $1,152.3 million for the year ended December 31, 2017. This increase is primarily related to an increase in our ITPS segment revenues of $446.5 million, which was primarily attributable to the acquisition of Novitex in 2017. The increase was partially offset by a decrease in revenues in the HS segment and LLPS segment of $5.6 million and $7.1 million, respectively. Our ITPS, HS, and LLPS segments constituted 80.3%, 14.4%, and 5.3% of our total revenue, respectively, for the year ended December 31, 2018, compared to 71.8%, 20.3%, and 7.9%, respectively, for the year ended December 31, 2017. The revenue changes by reporting segment was as follows:

ITPS—Revenues increased $446.5 million, or 54.0%, to $1,273.6 million for the year ended December 31, 2018 compared to $827.1 million for the year ended December 31, 2017. The increase was primarily attributable to acquisitions in 2017 and 2018 which contributed $445.0 million of the increase. The remaining increase in revenue was the result of net increases in services provided to ITPS customers.

HS—Revenues decreased $5.6 million, or 2.4%, to $228.0 million for the year ended December 31, 2018 compared to $233.6 million for the year ended December 31, 2017. The decrease was primarily attributable to a decline in volume from a single customer who lost a contract from one of its customers. The decrease was partially offset by ramp up of new businesses

LLPS—Revenues decreased $7.1 million, or 7.7%, to $84.6 million for the year ended December 31, 2018 compared to $91.6 million for the year ended December 31, 2017. The decrease was primarily attributable to lower revenue resulting from the sale of Meridian Consulting Group, LLC of approximately $1.3 million and lower revenue from legal claims administration services of $5.1 million during the year ended December 31, 2018, compared to the year ended December 31, 2017.

Cost of Revenue

Cost of revenue increased $380.7 million, or 45.9%, to $1,209.9 million for the year ended December 31, 2018 compared to $829.1 million for year ended December 31, 2017. The increase was primarily attributable to an increase in the ITPS segment of $386.6 million, offset by decreases in the HS and LLPS segments of $1.5 million and $4.4 million, respectively. The cost of revenue decrease by operating segment was as follows:

ITPS—Cost of revenue increased $386.6 million, or 62.3%, to $1,007.3 million for the year ended December 31, 2018 compared to $620.7 million for year ended December 31, 2017. The increase was primarily attributable to acquisitions in 2018 and 2017, which contributed $387.6 million.

HS—Cost of revenue decreased $1.5 million, or 1.0%, to $151.4 million for the year ended December 31, 2018 compared to $152.9 million for year ended December 31, 2017. The decrease was primarily attributable to a decline in volume from a single customer who lost a contract from one of its customers. Cost of revenue as a percentage of revenue remained relatively flat at 66.4% for the year ended December 31, 2018 compared to 65.4% for the year ended December 31, 2017.

LLPS—Cost of revenue decreased $4.4 million, or 7.8%, to $51.2 million for the year ended December 31, 2018 compared to $55.6 million for year ended December 31, 2017. The decrease was primarily attributable to a decrease in revenues of $1.0 million as a result of the sale of Meridian Consulting Group, LLC and a decrease from the legal claims administration of $2.6 million.

Selling, General and Administrative Expenses (“SG&A”)

Selling, general, and administrative expenses decreased $36.3 million, or 16.4%, to $184.7 million for the year ended December 31, 2018 compared to $221.0 million for the year ended December 31, 2017. The decrease was primarily attributable to the 2017 expenses for professional fees related to the Novitex Business Combination, which contributed $60.0 million in expense for the year ended December 31, 2017.  The decrease is offset by increases attributable to acquisitions in 2018 and 2017 which contributed $13.2 million in expense for the year ended December 31, 2018.  The decrease was additionally offset by investments in our strategy to grow revenue and increases in public company and compliance costs.

Depreciation & Amortization

Depreciation and amortization expense increased $46.6 million, or 47.1%, to $145.5 million for the year ended December 31, 2018 compared to $98.9 million for the year ended December 31, 2017. The increase was primarily attributable to accelerated amortization of trademarks and trade names resulting in higher amortization expense for the year ended December 31, 2018 compared to the year ended December 31, 2017.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets for the year ended December 31, 2018 and 2017 was $48.1 million and $69.4 million. As a result of declining revenue and a change in our branding and marketing strategy, we quantitatively assessed goodwill and other intangible assets as part of our annual impairment test. This assessment resulted in an impairment charge of $44.4 million, including taxes, for goodwill for the LLPS reporting unit, and $3.7 million related to our trade names intangible assets.

Related Party Expense

Related party expense decreased $29.1 million, or 87.0%, to $4.3 million for the year ended December 31, 2018 compared to $33.4 million for the year ended December 31, 2017.  The decrease was primarily attributable to the $23.0 million of contract termination and advisory fees to HGM during 2017 in connection with the Novitex Business Combination. Additionally, the July 2017 termination of the management agreement with HGM resulted in lower management fees expense of $6.0M for the comparative period.

Interest Expense

Interest expense increased $24.6 million, or 19.2%, to $153.1 million for the year ended December 31, 2018 compared to $128.5 million for the year ended December 31, 2017. The increase was primarily attributable to the issuance of new debt in conjunction with the Novitex Business Combination.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the year ended December 31, 2018 and 2017 was $1.1 million and $35.5 million. The decrease is directly related to the restructuring and Novitex Business Combination in 2017.

Sundry Expense (income)

Sundry expense increased by $5.6 million to $(3.3) million for the year ended December 31, 2018 compared to $2.3 million for the year ended December 31, 2017. The increase was mainly attributable to foreign currency transaction losses associated with exchange rate fluctuations.

Other Income

Other income for the year ended December 31, 2018 and 2017 was $2.9 million and $1.3 million. The interest rate swap was not designated as a hedge. As such, changes in the fair value of the derivative of $2.5 million are recorded directly in earnings.

Income Tax (Expense) Benefit

Income tax benefit decreased $68.7 million to $(8.4) million for the year ended December 31, 2018 compared to $60.2 million for the year ended December 31, 2017. The December 31, 2018 federal tax expense is primarily due to the impact of the TCJA.

Results of Operations

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016
Revenue:
ITPS	$827,110	$439,924
HS	233,595	247,796
LLPS	91,619	102,206
Total revenue	1,152,324	789,926
Cost of revenue (exclusive of depreciation and amortization:
ITPS	620,719	296,848
HS	152,864	158,800
LLPS	55,560	63,473
Total cost of revenues	829,143	519,121
Selling, general and administrative expenses	220,955	130,437
Depreciation and amortization	98,890	79,639
Impairment of goodwill and other intangible assets	69,437	—
Related party expense	33,431	10,493
Operating income (loss)	(99,532)	50,236
Interest expense, net	128,489	109,414
Loss on extinguishment of debt	35,512	—
Sundry expense (income), net	2,295	712
Other (income), net	(1,297)	—
Net loss before income taxes	(264,531)	(59,890)
Income tax benefit	60,246	11,787
Net loss	(204,285)	(48,103)

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

Selling, General and Administrative Expenses (“SG&A”)

Selling, general, and administrative expenses increased $90.6 million, or 69.5%, to $221.0 million for the year ended December 31, 2017 compared to $130.4 million for the year ended December 31, 2016. The increase was primarily attributable to the expenses for professional fees related to the Novitex Business Combination, which contributed $60.0 million in expense for the year ended December 31, 2017. Additionally, the increase is attributable to acquisitions of Novitex and TransCentra, which contributed $25.2 million and $8.3 million, respectively, in expense for the year ended December 31, 2017. The increases were partially offset by a decrease due to cost saving initiatives we implemented, including reduced medical insurance expenditures and administrative personnel costs.

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

Related Party Expense

Related party expense increased $22.9 million to $33.4 million for the year ended December 31, 2017 compared to $10.5 million for the year ended December 31, 2016. The increase was primarily attributable to contract termination and advising fees as a result of the Novitex Business Combination.

Interest Expense

Interest expense increased $19.1 million, or 17.5%, to $128.5 million for the year ended December 31, 2017 compared to $109.4 million for the year ended December 31, 2016. The increase was primarily attributable to the issuance of new debt in conjunction with the Novitex Business Combination.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the year ended December 31, 2017 was $35.5 million relating to the restructuring and Novitex Business Combination. There was no loss on extinguishment in 2016.

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

Other Financial Information (Non‑GAAP Financial Measures)

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus optimization and restructuring charges, including severance and retention expenses; transaction and integration costs; other non‑cash charges, including non‑cash compensation, (gain) or loss from sale or disposal of assets, and impairment charges; and management fees and expenses.

We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Additionally, our credit agreement requires us to comply with certain EBITDA related metrics. Refer to “—Liquidity and Capital Resources—Indebtedness.”

Note Regarding Non‑GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non‑GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations as our board of directors and management use EBITDA and Adjusted EBITDA to assess our financial performance, because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team. Net loss is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non‑GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non‑GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. These non‑GAAP financial measures are not required to be uniformly applied, are not audited and should not be considered in isolation or as substitutes for results prepared in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non‑GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
Net Loss	$(162,517)	$(204,285)	$(48,103)
Taxes	8,407	(60,246)	(11,787)
Interest expense	153,095	128,489	109,414
Depreciation and amortization	145,485	98,890	79,639
EBITDA	144,470	(37,152)	129,163
Optimization and restructuring expenses(1)	68,165	42,524	7,559
Transaction and integration costs(2)	4,121	88,935	18,848
Non‑cash equity compensation(3)	7,647	6,743	7,085
Other charges including non-cash(4)	12,292	518	471
Loss (gain) on sale of assets(5)	(867)	40	2,274
Loss on business disposals (6)	1,363	(588)	—
Management, board fees and expenses	—	4,153	7,837
Loss on extinguishment of debt	1,067	35,512	—
Gain on derivative instruments (7)	(2,540)	(1,297)	—
Impairment of goodwill and other intangible assets	48,127	69,437	—
Adjusted EBITDA	283,845	208,825	173,237

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
(4)

Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include a portion of the Company’s transition expenses in 2018.

(5)	Represents a loss recognized on the disposal of property, plant, and equipment and other assets.

(6)	Represents a gain recognized on the disposal of Meridian Consulting Group, LLC.
(7)	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

EBITDA and Adjusted EBITDA

EBITDA was $144.5 million for the year ended December 31, 2018 compared to $(37.2) million for the year ended December 31, 2017. Adjusted EBITDA was $283.8 million for the year ended December 31, 2018 compared to $208.8 million for the year ended December 31, 2017. The increase in EBITDA was primarily due to a lower net loss amount for the year ended December 31, 2018 resulting from an increase in revenue, decrease in selling, general and administrative expenses, decrease in related party expense, and decrease in loss on extinguishment of debt compared to the year ended December 31, 2017. The increase in Adjusted EBITDA was primarily due to lower transaction and integration costs for the year ended December 31, 2018 compared to the year ended December 31, 2017, along with lower impairment charges incurred in 2018 compared to 2017.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

EBITDA and Adjusted EBITDA

EBITDA was $(37.2) million for the year ended December 31, 2017 compared to $129.2 million for the year ended December 31, 2016. Adjusted EBITDA was $208.8 million for the year ended December 31, 2017 compared to $173.2 million for the year ended December 31, 2016. The decrease in EBITDA was primarily due to a higher net loss amount for the year ended December 31, 2017 resulting from an increase in selling, general and administrative expenses, related party expense, and loss on extinguishment of debt compared to the year ended December 31, 2016. The increase in Adjusted EBITDA was primarily due higher overall gross profit for the year ended December 31, 2017 compared to the year ended December 31, 2016, along with lower recurring expenses as part of on‑going operations.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is principally cash generated from operating activities supplemented as necessary on a short‑term basis by borrowings against our senior secured revolving credit facility. We believe our current level of cash and short term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business.

We currently expect to spend approximately $35.0 to $40.0 million on total capital expenditures over the next twelve months. We believe that our operating cash flow and available borrowings under our credit facility will be sufficient to fund our operations for at least the next twelve months.

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

At December 31, 2018, cash and cash equivalents totaled $43.9 million including restricted cash,  and we had availability of $79.4 million under our senior secured revolving credit facility.

In connection with the Novitex Business Combination, we acquired debt facilities and issued notes totaling $1.4 billion. Proceeds from the acquired debt were used to refinance the existing debt of SourceHOV, settle the outstanding debt facilities for Novitex, and pay fees and expenses incurred in connection with the Novitex Business Combination. We entered into a Credit Agreement with a $350.0 million senior secured term loan, a $100.0 million senior secured revolving facility, and $1.0 billion in First Priority Senior Secured Notes (the “Senior Secured Notes”). The $100.0 million revolver remained undrawn (net of letters of credit) at the time of compilation of this report.

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company may, from time to time, purchase up to 5,000,000 shares of its Common Stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The decision as to whether to purchase any shares and the timing of purchases, if any, will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. The Share Buyback Program does not obligate the Company to purchase any shares and expires 24 months after authorization. The Share Buyback Program may be terminated or amended by the Company’s board of directors in its discretion at any time. As of December 31, 2018, 2,549,185 shares had been repurchased under the Share Buyback Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Cash flow from operating activities	$30,457	$23,455	$72,147
Cash flow used in investing activities	(66,304)	(452,374)	(31,602)
Cash flows (used in) provided by financing activities	(1,910)	475,727	(43,255)
Subtotal	(37,757)	46,808	(2,710)
Effect of exchange rates on cash	122	429	(2,059)
Net increase/(decrease) in cash	(37,635)	47,237	(4,769)

Analysis of Cash Flow Changes between the years ended December 31, 2018, December 31, 2017, and December 31, 2016

Operating Activities—Net cash provided by operating activities was $30.5 million for the year ended December 31, 2018, compared to $23.5 million for the year ended December 31, 2017. The increase of $7.0 million in cash flow from operating activities was primarily driven by the lower net loss as compared to 2017 due to an improved business profile as well as lower transaction costs associated with the Novitex Business combination..

Net cash provided by operating activities was $23.5 million for the year ended December 31, 2017, compared to $72.1 million for the year ended December 31, 2016. The decrease of $48.6 million in cash flow from operating activities was primarily due to decreases in operating results, greater cash outflows from accounts payable and accrued liabilities due to timing of payments, and lower cash inflows from accounts receivable due to the timing of collections.

Investing Activities—Net cash used in investing activities was $66.3 million for the year ended December 31, 2018, compared to $452.4 million for the year ended December 31, 2017. The decrease of $386.1 million in cash used in investing activities was primarily due to a decrease in cash paid related to the Novitex Business Combination offset by cash spent on 2018 acquisitions.

Net cash used in investing activities was $452.4 million for the year ended December 31, 2017, compared to $31.6 million for the year ended December 31, 2016.  The increase of $420.8 million in cash used in investing activities was primarily due to cash paid in acquisition, partially offset by proceeds received from the sale of Meridian Consulting Group, LLC during the year ended December 31, 2017, as well as higher additions to intangible assets during the year ended December 31, 2016.

Financing Activities—Net cash used in financing activities was $1.9 million for the year ended December 31, 2018, compared to cash provided by financing activities of $475.7 million for the year ended December 31, 2017. The decrease of $477.6 million in cash provided by financing activities was primarily due to the 2017 retirement and proceeds from the credit facilities and lower stock issuance proceeds and shareholder contributions in 2017 versus 2018. The decrease was offset by lower debt extinguishment costs  and principal payments on long-term obligations.

Net cash used in financing activities was $475.7 million for the year ended December 31, 2017, compared to net cash provided by financing activities of $43.3 million for the year ended December 31, 2016.  The increase of $519.0 million in cash provided by financing activities was primarily due to proceeds from issuance of stock and cash received from Quinpario in the amount of $231.4 million, as well as proceeds from a new credit facility of $1,310.5 million during the year ended December 31, 2017, which was partially offset by the retirement of the previous credit facilities of $1,055.7 million.

Indebtedness

As noted, in connection with the Novitex Business Combination on July 12, 2017, we acquired debt facilities and issued notes totaling $1.4 billion. Proceeds from the indebtedness were used to pay off credit facilities existing immediately before the Novitex Business Combination.

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022, none of which is currently drawn. The Credit Agreement provides for the following interest rates for borrowings under the senior secured term facility and senior secured revolving facility: at the Company’s option, either (1) an adjusted LIBOR, subject to a 1.0% floor in the case of term loans, or (2) a base rate, in each case plus an applicable margin. The initial applicable margin for the senior secured term facility is 7.5% with respect to LIBOR borrowings and 6.5% with respect to base rate borrowings. The initial applicable margin for the senior secured revolving facility is 7.0% with respect to LIBOR borrowings and 6.0% with respect to base rate borrowings. The applicable margin for borrowings under the senior secured revolving facility is subject to step‑downs based on leverage ratios. The senior secured term loan is subject to amortization payments, commencing on the last day of the first full fiscal quarter of the Company following the closing date, of 0.6% of the aggregate principal amount for each of the first eight payments and 1.3% of the aggregate principal amount for payments thereafter, with any balance due at maturity. As of December 31, 2018 and 2017 the interest rate applicable for the first lien senior secured term loan was 9.378% and 9.064%.

Senior Secured Notes

Upon the closing of the Novitex Business Combination on July 12, 2017, the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by certain subsidiaries of the Company. The Notes bear interest at a rate of 10.0% per year. The Company pays interest on the Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The Notes will mature on July 15, 2023.

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

Letters of Credit

As of December 31, 2018 and December 31, 2017, we had outstanding irrevocable letters of credit totaling approximately $20.6 million and $20.9 million, respectively, under the revolving credit facility.

Potential Future Transactions

We may, from time to time explore and evaluate possible strategic transactions, which may include joint ventures, as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, additional funds will likely be required. Subject to applicable contractual restrictions, to obtain such financing, we may seek to use cash on hand, borrowings under our revolving credit facility, or we may seek to raise additional debt or equity financing through private placements or through underwritten offerings. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all. In addition, pursuant to the Registration Rights Agreement that we entered into in connection with the closing of the Novitex Business Combination, certain of our stockholders have the right to demand underwritten offerings of our Common Stock. We are exploring, and may from time to time in the future explore, with certain of those stockholders the possibility of an underwritten public offering of our Common Stock held by those stockholders. There can be no assurance as to whether or when an offering may be commenced or completed, or as to the actual size or terms of the offering.

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

Goodwill and other intangible assets:  Goodwill and other intangible assets are initially recorded at their fair values. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Our goodwill at December 31, 2018 and December 31, 2017 was $708.3 million and $747.3 million, respectively. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized either on a straight‑line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

Outsourced contract costs:  In connection with services arrangements, we incur and capitalize costs to originate long‑term contracts. Certain initial direct costs of an arrangement are capitalized and amortized over the contractual service period of the arrangement to cost of services. We regularly review costs to determine appropriateness for deferral in accordance with the relevant accounting guidance. Key estimates and assumptions that we must make include projecting future cash flows in order to assess the recoverability of deferred costs. To assess recoverability, cash flows are projected over the remaining life and compared to the carrying amount of contract related assets, including the unamortized deferred cost balance. Such estimates require judgment and assumptions, which are based upon the professional knowledge and experience of our personnel. A significant change in an estimate or assumption on one or more contracts could have a material effect on our results of operations.

Impairment of goodwill, long‑lived and other intangible assets:  Long‑lived assets, such as property and equipment and finite‑lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Recoverability is measured by a comparison of their carrying amount to the estimated undiscounted cash flows to be generated by those assets. If the undiscounted cash flows are less than the carrying amount, we record impairment losses for the excess of the carrying value over the estimated fair value. Fair value is determined, in part, by the estimated cash flows to be generated by those assets. Our cash flow estimates are based upon, among other things, historical results adjusted to reflect our best estimate of future market rates, and operating performance. Development of future cash flows also requires us to make assumptions and to apply judgment, including timing of future expected cash flows, using the appropriate discount rates, and determining salvage values. The estimate of fair value represents our best estimates of these factors, and is subject to variability. Assets are generally grouped at the lowest level of identifiable cash flows, which is the reporting unit level for us. Changes to our key assumptions related to future performance and other economic factors could adversely affect our impairment valuation.

We test our indefinite lived intangible assets on October 1st of each year, or more frequently if events or changes in circumstances indicate that the assets may be impaired. When performing the impairment test, we have the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. A quantitative assessment requires comparison of fair value of the asset to its carrying value. We utilize the Income Approach, specifically the Relief‑from‑Royalty method, which has the basic tenet that a user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. By acquiring the intangible asset, the user avoids these payments. Application of the indefinite lived intangible asset impairment test requires judgment, including determination of royalty rates, and projecting revenue attributable to the assets in order to determine fair value. On October 1, 2017, we elected to bypass the qualitative assessment and perform a quantitative assessment of the carrying value of our indefinite‑lived intangible assets as of our annual impairment testing date. As a result of this analysis, $6.3 million of impairment was recorded due to the decline in the valuation of trade names. Additionally, later during the fourth quarter of 2017, due to a change in our anticipated marketing strategy for 2018 and expected use of certain names, we performed another quantitative impairment test as of December 31, 2017. As a result of this analysis, $33.0 million of additional impairment was recorded due to the decline in the valuation of trade names. As part of the analysis, we also reconsidered the expected useful lives of certain indefinite‑lived trade names. We reduced the estimated useful lives of those trade names to one year, and will commence amortization over the remaining useful life. On October 1, 2018, we performed our annual impairment test and the carrying value of one trade name exceeded the calculated fair value. As such, an impairment charge of $3.7 million was recorded as of December 31, 2018.

We conduct our annual goodwill impairment tests on October 1st of each year, or more frequently if indicators of impairment exist. When performing the annual impairment test, we have the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative impairment test for goodwill. A quantitative test requires comparison of fair value of the reporting unit to its carrying value, including goodwill. We use a combination of the Guideline Public Company Method of the Market Approach and the Discounted Cash Flow Method of the Income Approach to determine the reporting unit fair value. For the Guideline Public Company Method, our annual impairment test utilizes discounted cash flow projections using weighted average cost of capital calculations based on capital structures of publicly traded peer companies. For the Discounted Cash Flow Method, our annual impairment test utilizes discounted cash flow projections using our weighted average cost of capital calculation. If the fair value of goodwill at the reporting unit level is less than its carrying value, an impairment loss is recorded for the amount by which a reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. During the year ended December 31, 2018, due to a decline in revenues and operations in our LLPS reporting unit, we elected to bypass the qualitative assessment and perform a quantitative impairment assessment of the carrying value of our goodwill. As a result of the analysis, we recorded an impairment charge of $44.4 million, including taxes, for the LLPS reporting unit’s goodwill and trade names.

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

Multiple element arrangements

We also enter into multiple element arrangements involving various combinations. The deliverables within these arrangements are evaluated at contract inception to determine whether they represent separate units of accounting, and if so, contract consideration is allocated to each deliverable based on relative selling price. With respect to arrangements including tangible products containing both software and non‑software components that function together to deliver the product’s essential functionality, the relative selling price is determined using vendor specific objective evidence (“VSOE”) of fair value, third‑party evidence or best estimate of selling price. For our multiple element arrangements that are comprised solely of software and software elements, revenue is allocated to the various elements based on VSOE of fair value and the residual method to allocate the arrangement consideration. Revenue is then recognized in accordance with the appropriate revenue recognition guidance applicable to the respective elements.

If the multiple element arrangements criteria are not met, the arrangement is accounted for as one unit of accounting which would result in revenue being recognized on a straight‑line basis over the period of delivery or being deferred until the earlier of when such criteria are met or when the last element is delivered.

Income Taxes:  We account for income taxes by using the asset and liability method. We account for income taxes regarding uncertain tax positions and recognize interest and penalties related to uncertain tax positions in income tax benefit/ (expense) in the consolidated statements of operations.

The Tax Cuts and Jobs Act (“TCJA”) was signed by the President of the United States and enacted into law on December 22, 2017. The TCJA significantly changes U.S. tax law by reducing the U.S. corporate income tax rate to 21% from 35%, adopting a territorial tax regime, creating new taxes on certain foreign sourced earnings and imposing a one‑time transition tax on the undistributed earnings of certain non‑U.S. subsidiaries.

Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) requires companies to account for the tax effects of changes in income tax rates and laws in the period in which legislation is enacted (December 22, 2017). ASC 740 does not specifically address accounting and disclosure guidance in connection with the income tax effects of the TCJA. Consequently, on December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), to address the application of ASC 740 in the reporting period that includes the date the TCJA was enacted. SAB 118 allows companies a reasonable period of time to complete the accounting for the income tax effects of the TCJA.

Deferred income taxes are recognized on the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as determined under tax laws and rates. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. Due to numerous ownership changes, we are subject to limitations on existing net operating losses under Section 382 of the Internal Revenue Code (the Code). In the event we determine that we would be able to realize deferred tax assets that have valuation allowances established, an adjustment to the net deferred tax assets would be recognized as a component of income tax expense through continuing operations.

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

Business Combinations:  We allocate the total cost of an acquisition to the underlying assets based on their respective estimated fair values. Determination of fair values involves significant estimates and assumptions about highly subjective variables, including future cash flows, discount rates, and asset lives. The estimates of the fair values of assets and liabilities acquired are based upon assumptions believed to be reasonable and, when appropriate, include assistance from independent third‑party valuation firms.

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

Internal Controls and Procedures

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes‑Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. However, as we completed the Novitex Business Combination on July 12, 2017, it was not possible for us to conduct an assessment of the accounting acquirer’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting required by Item 308(a) of Regulation S‑K for the year ended December 31, 2017. For the year ended December 31, 2018 see item 9A. Controls and Procedures for management’s report on the effectiveness of internal controls.

Off Balance Sheet Arrangements

At December 31, 2018, we had no material off balance sheet arrangements, except for operating leases. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements. Our operating leases are composed of various office and industrial buildings, machinery, equipment, and vehicles. As of December 31, 2018 and 2017, our total future minimum lease payments under non‑cancelable operating leases were $150.3 million and $129.6 million.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At December 31, 2018, we had $1,337.8 million of debt outstanding, with a weighted average interest rate of 9.589%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately 13.3 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year, one‑month LIBOR interest rate swap contract with a notional amount of $347.8 million, which is the remaining principal balance of the term loan. The swap contract will swap out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% and was effective on January 12, 2018.

The interest rate swap, which is used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly in earnings and were equal to $2.5 million for the year ended December 31, 2018.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Exela Technologies, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three‑year period ended December 31, 2018 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 19, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed  its method of accounting for revenue recognition in 2018 due to the adoption of Accounting Standard Update no. 2014-09, Revenue from Contracts with Customers (ASC 606).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Dallas, Texas
March 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Exela Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Exela Technologies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013 Framework”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, the related statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 19, 2019 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	Ineffective control environment related to:
•	insufficient internal resources with appropriate knowledge and expertise
•	ineffective supervision of control implementation activities provided by third party contractors; and
•

ineffective policies and procedures to hold people accountable for their financial reporting and related internal control responsibilities and insufficient training of personnel on the COSO 2013 Framework

•	Ineffective risk assessment process related to:
•	failure to identify and evaluate risks of misstatement over certain financial reporting processes; and
•

failure to determine modifications necessary in certain financial reporting processes and related control activities due to changes in the application of U.S. generally accepted accounting principles and in connection with a business acquisition.

•	Ineffective information and communications controls over the reliability and timeliness of information available to financial reporting personnel.
•	Ineffective monitoring activities related to the five COSO 2013 Framework components and underlying principles and the timely remediation of existing control deficiencies.
•	Ineffective written policies and procedures and documentation to demonstrate the consistent and timely operation of the controls.
•	Ineffective general information technology controls and automated controls:
•

Ineffective complementary entity user controls and ineffective certain general information technology controls related to payroll, revenue and procurement transactions processed by certain service organizations at some or all components;

•	Ineffective general information technology controls over IT applications supporting procurement and leasing financial reporting processes at certain components; and

•	Ineffective automated process-level controls and manual controls that are dependent upon the information derived from those affected IT systems
•	Ineffective control activities related to the following consolidated accounts:
•	the completeness, existence and accuracy of the financial statement close and reporting process and financial statement disclosures;
•	the completeness, existence and accuracy of revenue and deferred revenue transactions, including customer deposits and accounts receivable;
•

the completeness, existence and accuracy of the procurement of goods and services and invoice processing and the completeness and accuracy and presentation of accounts payable and accrued liabilities and operating expenses;

•	the completeness, existence, accuracy and presentation of payroll and related expenses and accrued compensation and benefits;
•	the completeness, existence and accuracy of lease expense, capital lease obligations and the presentation of operating and capital lease disclosures; and
•	the completeness and accuracy of outsource contract cost additions in the current year.
•	Ineffective control activities related to:
•	the completeness, existence and accuracy of fixed assets additions and disposals and related depreciation at the Novitex component; and
•	the completeness and accuracy of restricted cash and obligation for claim payments and the presentation of restricted cash at the Rust component.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired Asterion International Group during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, Asterion International Group’s internal control over financial reporting associated with total assets of $18 million and total revenues of $59.7 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018.  Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Asterion International Group.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Dallas, Texas

March 19, 2019

Exela Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

For the years ended December 31, 2018 and 2017

(in thousands of United States dollars except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$25,615	$39,000
Restricted cash	18,239	42,489
Accounts receivable, net of allowance for doubtful accounts of $4,359 and $3,725 respectively	270,812	229,704
Inventories, net	16,220	11,922
Prepaid expenses and other current assets	25,015	24,596
Total current assets	355,901	347,711
Property, plant and equipment, net	132,986	132,908
Goodwill	708,258	747,325
Intangible assets, net	407,021	464,984
Deferred income tax assets	16,225	9,019
Other noncurrent assets	19,391	12,891
Total assets	$1,639,782	$1,714,838

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$99,853	$81,263
Related party payables	7,735	14,445
Income tax payable	1,996	3,612
Accrued liabilities	66,008	49,383
Accrued compensation and benefits	54,583	46,925
Accrued interest	49,071	55,102
Customer deposits	34,235	31,656
Deferred revenue	16,504	12,709
Obligation for claim payment	56,002	42,489
Current portion of capital lease obligations	17,498	15,611
Current portion of long-term debt	29,237	20,565
Total current liabilities	432,722	373,760
Long-term debt, net of current maturities	1,306,423	1,276,094
Capital lease obligations, net of current maturities	26,738	25,958
Pension liability	25,269	25,496
Deferred income tax liabilities	11,212	5,362
Long-term income tax liability	3,024	3,470
Other long-term liabilities	15,400	14,704
Total liabilities	1,820,788	1,724,844
Commitment and Contingencies (Note 12)

Stockholders' equity (deficit)
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 152,692,140 shares issued and 150,142,955 shares outstanding at December 31, 2018 and 150,578,451 shares issued and 150,529,151 outstanding at December 31, 2017	15	15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 4,569,233 shares issued and outstanding at December 31, 2018 and 6,194,233 shares issued or outstanding at December 31, 2017	1	1
Additional paid in capital	482,018	482,018
Less: common stock held in treasury, at cost; 2,549,185 shares at December 31, 2018 and 49,300 shares at December 31, 2017	(10,342)	(249)
Equity-based compensation	41,731	34,085
Accumulated deficit	(678,563)	(514,628)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(6,565)	(194)
Unrealized pension actuarial losses, net of tax	(9,301)	(11,054)
Total accumulated other comprehensive loss	(15,866)	(11,248)
Total stockholders’ deficit	(181,006)	(10,006)
Total liabilities and stockholders’ deficit	$1,639,782	$1,714,838

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statement of Operations

For the years ended December 31, 2018, 2017 and 2016

(in thousands of United States dollars except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue	$1,586,222	$1,152,324	$789,926
Cost of revenue (exclusive of depreciation and amortization)	1,209,874	829,143	519,121
Selling, general and administrative expenses	184,651	220,955	130,437
Depreciation and amortization	145,485	98,890	79,639
Impairment of goodwill and other intangible assets	48,127	69,437	—
Related party expense	4,334	33,431	10,493
Operating (loss) income	(6,249)	(99,532)	50,236
Other expense (income), net:
Interest expense, net	153,095	128,489	109,414
Loss on extinguishment of debt	1,067	35,512	—
Sundry expense (income), net	(3,271)	2,295	712
Other income, net	(3,030)	(1,297)	—
Net loss before income taxes	(154,110)	(264,531)	(59,890)
Income tax (expense) benefit	(8,407)	60,246	11,787
Net loss	$(162,517)	$(204,285)	$(48,103)
Dividend equivalent on Series A Preferred Stock related to beneficial conversion feature	—	(16,375)	—
Cumulative dividends for Series A Preferred Stock	(3,655)	(2,489)	—
Net loss attributable to common stockholders	$(166,172)	$(223,149)	$(48,103)
Loss per share:
Basic and diluted	$(1.09)	$(2.08)	$(0.75)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2018, 2017 and 2016

(in thousands of United States dollars)

	Years ended December 31,
	2018	2017	2016
Net Loss	$(162,517)	$(204,285)	$(48,103)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(6,371)	3,353	(132)
Unrealized pension actuarial gains (losses), net of tax	1,753	1,285	(7,263)
Total other comprehensive loss, net of tax	$(167,135)	$(199,647)	$(55,498)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

December 31, 2016

(in thousands of United States dollars except share and per share amounts)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2016	64,024,557	$6	—	$—	—	$—	$(57,395)	$20,256	$(3,415)	$(5,076)	$(245,865)	$(291,489)
Net loss January 1 to December 31, 2016	—	—	—	—	—	—	—	—	—	—	(48,103)	(48,103)
Equity-based compensation	—	—	—	—	—	—	—	7,086	—	—	—	7,086
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(132)	—	—	(132)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(7,263)	—	(7,263)
Balances at December 31, 2016	64,024,557	$6	—	$—	—	$—	$(57,395)	$27,342	$(3,547)	$(12,339)	$(293,968)	$(339,901)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

December 31, 2017

(in thousands of United States dollars except share and per share amounts)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2017	64,024,557	$6	—	$—	—	$—	$(57,395)	$27,342	$(3,547)	$(12,339)	$(293,968)	$(339,901)
Net loss January 1 to December 31, 2017	—	—	—	—	—	—	—	—	—	—	(204,285)	(204,285)
Equity-based compensation	—	—	—	—	—	—	—	6,743	—	—	—	6,743
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,353	—	—	3,353
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	1,285	—	1,285
Merger recapitalization	16,575,443	2	—	—	—	—	20,546	—	—	—	—	20,548
Shares issued to acquire Novitex (refer to Note 3)	30,600,000	3	—	—	—	—	244,797	—	—	—	—	244,800
Issuance\Conversion of Quinpario shares	12,093,331	1	—	—	—	—	22,358	—	—	—	—	22,359
Sale of common shares at July 12, 2017	18,757,942	3	—	—	—	—	130,860	—	—	—	—	130,863
Issuance of Series A Preferred Stock	—	—	9,194,233	1	—	—	73,553	—	—	—	—	73,554
Shares issued for advisory services and underwriting fees	3,609,375	—	—	—	—	—	28,573	—	—	—	—	28,573
Conversion of Series A Preferred Stock to common shares	3,667,803	—	(3,000,000)	—	—	—	—	—	—	—	—	—
Shares issued for HandsOn Global Management contract termination fee	1,250,000	—	—	—	—	—	10,000	—	—	—	—	10,000
Equity issuance expenses	—	—	—	—	—	—	(7,649)	—	—	—	—	(7,649)
Adjustment for beneficial conversion feature of Series A Preferred Stock (refer to Note 2)	—	—	—	—	—	—	16,375	—	—	—	(16,375)	—
Treasury stock purchases	(49,300)	—	—	—	49,300	(249)	—	—	—	—	—	(249)
Balances at December 31, 2017	150,529,151	$15	6,194,233	1	49,300	$(249)	$482,018	$34,085	$(194)	$(11,054)	$(514,628)	$(10,006)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

December 31, 2018

(in thousands of United States dollars except share and per share amounts)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2018	150,529,151	$15	6,194,233	$1	49,300	$(249)	$482,018	$34,085	$(194)	$(11,054)	$(514,628)	$(10,006)
Implementation of ASU 2014-09 (Note 2)	—	—	—	—	—	—	—	—	—	—	(1,418)	(1,418)
Net loss January 1 to December 31, 2018	—	—	—	—	—	—	—	—	—	—	(162,517)	(162,517)
Equity-based compensation	—	—	—	—	—	—	—	6,562	—	—	—	6,562
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(6,371)	—	—	(6,371)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	1,753	—	1,753
RSU's exercised	126,922	—	—	—	—	—	—	256	—	—	—	256
Stock option expense	—	—	—	—	—	—	—	828	—	—	—	828
Preferred shares converted to common	1,986,767	—	(1,625,000)	—	—	—	—	—	—	—	—	—
Shares repurchased	(2,499,885)	—	—	—	2,499,885	(10,093)	—	—	—	—	—	(10,093)
Balances at December 31, 2018	150,142,955	$15	4,569,233	$1	2,549,185	$(10,342)	$482,018	$41,731	$(6,565)	$(9,301)	$(678,563)	$(181,006)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

(in thousands of United States dollars unless otherwise stated)

	Years ended December 31,
	2018	2017		2016
Cash flows from operating activities
Net loss	$(162,517)	$(204,285)		$(48,103)
Adjustments to reconcile net loss
Depreciation and amortization	145,485	98,890		79,639
Fees paid in stock	—	23,875		—
HGM contract termination fee paid in stock	—	10,000		—
Original issue discount and debt issuance cost amortization	10,913	12,280		13,684
Impairment of goodwill and other intangible assets	48,127	69,437		—
Provision for doubtful accounts	2,767	500		756
Deferred income tax provision (benefit)	3,352	(66,723)		(15,729)
Share-based compensation expense	7,647	6,743		7,086
Foreign currency remeasurement	(1,180)	1,382		193
Loss on sale of assets	2,095	399		2,245
Fair value adjustment for interest rate swap	(2,540)	(1,297)		—
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	(19,319)	(4,832)		20,801
Prepaid expenses and other assets	(2,820)	2,628		4,969
Accounts payable and accrued liabilities	5,157	69,551	(1)	9,033	(1)
Related party payables	(6,710)	4,907		(2,427)
Net cash provided by operating activities	30,457	23,455	(1)	72,147	(1)

Cash flows from investing activities
Purchase of property, plant and equipment	(20,072)	(14,440)		(7,926)
Additions to internally developed software	(7,438)	(7,843)		(13,017)
Additions to outsourcing contract costs	(7,552)	(10,992)		(14,636)
Cash acquired in TransCentra acquisition	—	—		3,351
Proceeds from sale of Assets	3,568	4,607		626
Cash acquired in Quinpario reverse merger	—	91		—
Cash paid in acquisition, net of cash received	(34,810)	(423,797)		—
Net cash used in investing activities	(66,304)	(452,374)		(31,602)

Cash flows from financing activities
Change in bank overdraft	—	(210)		(1,331)
Loss on extinguishment of debt	1,067	35,512	(2)	—
Proceeds from issuance of stock	—	204,417		—
Cash received from Quinpario	—	27,031		—
Repurchase of Common Stock	(7,221)	(249)		—
Proceeds from financing obligation	11,557	3,116		5,429
Contribution from Shareholders	—	20,548		—
Proceeds from new credit facility	30,000	1,320,500		—
Retirement of previous credit facilities	—	(1,055,736)		—
Cash paid for debt issuance costs	(1,094)	(39,837)		—
Cash paid for equity issue costs	(7,500)	(149)		—
Borrowings from revolver and swing-line loan	30,000	72,600		53,700
Repayments from revolver and swing line loan	(30,000)	(72,500)		(53,200)
Principal payments on long-term obligations	(28,719)	(39,316)		(47,853)
Net cash provided by (used in) financing activities	(1,910)	475,727		(43,255)
Effect of exchange rates on cash	122	429		(2,059)
Net increase (decrease) in cash and cash equivalents	(37,635)	47,237	(1)	(4,769)	(1)
Cash and cash equivalents
Beginning of period	81,489	34,252	(1)	39,021	(1)
End of period	$43,854	$81,489	(1)	$34,252	(1)

Supplemental cash flow data:
Income tax payments, net of refunds received	$7,827	$5,711		$3,771
Interest paid	146,076	69,622		96,166
Noncash investing and financing activities:
Assets acquired through capital lease arrangements	14,920	6,973		11,925
Leasehold improvements funded by lessor	1,565	146		5,186
Issuance of common stock as consideration for Novitex	—	244,800		—
Accrued capital expenditures	2,820	1,621		580
Dividend equivalent on Series A Preferred Stock	—	16,375		—
Liability assumed of Quinpario	—	4,672		—

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

The Company was originally incorporated in Delaware on July 15, 2014 as a special purpose acquisition company under the name Quinpario Acquisition Corp 2 (“Quinpario”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving Quinpario and one or more businesses or entities. On July 12, 2017 (the “Closing”), the Company consummated its business combination with SourceHOV Holdings, Inc. (“SourceHOV”) and Novitex Holdings, Inc. (“Novitex”) pursuant to the Business Combination Agreement and Consent, Waiver and Amendment to the Business Combination Agreement, dated February 21, 2017 and June 15, 2017, respectively (the “Novitex Business Combination”). In connection with the Closing, the Company changed its name from Quinpario Acquisition Corp 2 to Exela Technologies, Inc. Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Novitex Business Combination, “Quinpario” refers to the Company prior to the closing of the Novitex Business Combination, “SourceHOV” refers to SourceHOV prior to the Novitex Business Combination and “Novitex” refers to Novitex prior to the Novitex Business Combination. Refer to Note 3 for further discussion of the Novitex Business Combination.

2. Basis of Presentation and Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements and related notes to the consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).

The Novitex Business Combination has been accounted for as a reverse merger in accordance with U.S. GAAP. For accounting purposes, SourceHOV was deemed to be the accounting acquirer, Quinpario was the legal acquirer, and Novitex is considered the acquired company. In conjunction with the Novitex Business Combination, outstanding shares of SourceHOV were converted into Common Stock of the Company, par value $0.0001 per share, shown as a recapitalization, and the net assets of Quinpario were acquired at historical cost, with no goodwill or other intangible assets recorded. The consolidated assets and liabilities as of December 31, 2016, and results of operations for the years ended December 31, 2016 and 2015 are those of SourceHOV. Quinpario’s assets and liabilities, which include net cash from the trust of $27.0 million and accrued fees payable of $4.8 million, and results of operations are consolidated with SourceHOV beginning on the Closing. The shares and corresponding capital amounts and earnings per share available to holders of the Company’s Common Stock, prior to the Novitex Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Novitex Business Combination. The presented financial information for the year ended December 31, 2017 includes the financial information and activities for SourceHOV for the period January 1, 2017 to December 31, 2017 ( 365 days) as well as the financial information and activities of Novitex for the period July 13, 2017 to December 31, 2017 ( 172 days).

Principles of Consolidation

The accompanying consolidated financial statements and related notes to the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, Consolidation and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met./

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Restricted Cash

As part of the Company's legal claims processing service, the Company holds cash for various settlement funds once the fund is in the wind down stage and claims have been paid. The cash is used to pay tax obligations and other liabilities of the settlement funds. The Company has recorded an offsetting liability for the settlement funds received, which is included in Obligation for claim payment in the consolidated balance sheets of $56.0 million and $42.5 million at December 31, 2018 and 2017, respectively. Of the total amount of settlement funds received, $10.6 million and $22.9 million were not subject to legal restrictions on use as of December 31, 2018 and December 31, 2017, respectively.

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

Inventories

Inventories are valued at the lower of cost and net realizable value method and include the cost of raw materials, labor, and purchased subassemblies. Cost is determined using the weighted average method. Net Inventory as of December 31, 2018 and 2017 were $16.2 million and $11.9 million, respectively.

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

Trade Names

The Company has determined that its trade name intangible assets are indefinite-lived assets and therefore are not subject to amortization. The Company performed a quantitative analysis as part of the annual impairment test on October 1, 2018 and October 1, 2017, and recorded an impairment charge. Additionally, late in the fourth quarter of 2017, the Company implemented a strategy to transition to a unified Exela brand beginning in 2018. As a result, the Company performed a quantitative analysis as of December 31, 2017, and recorded another impairment charge. The Company’s valuation of trade names at the reporting unit level utilizes the Relief-from-Royalty method that represents the present value of the future economic benefits generated by ownership of the trade names and approximates the amount that the Company would have to pay as a royalty to a third party to license such names.

Trademarks

The Company has determined that its trademark intangible assets resulting from acquisitions are definite-lived assets and therefore are subject to amortization. The Company has historically amortized trademarks on a straight-line basis over the estimated useful life, which is typically 1 year. As part of the impairment analysis completed as of December 31, 2017, and due to the Company's strategy to transition to a unified Exela brand beginning in 2018, the Company reduced the estimated useful lives of its trademarks and amortized the trademarks over a one year period.

Developed Technology

The Company has various developed technologies embedded in its technology platform.  Developed technology is an integral asset to the Company in providing solutions to customers and is recorded as an intangible asset. The Company amortizes developed technology on a straight-line basis over the estimated useful life, which is typically 5 to 8.5 years.

Capitalized Software Costs

The Company capitalizes certain costs incurred to develop software products to be sold, leased or otherwise marketed after establishing technological feasibility in accordance with ASC section 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, and the Company capitalizes costs to develop or purchase internal-use software in accordance with ASC section 350-40, Intangibles—Goodwill and Other— Internal-Use Software. Significant estimates and assumptions include determining the appropriate period over which to amortize the capitalized costs based on estimated useful lives and estimating the marketability of the commercial software products and related future revenues. The Company amortizes capitalized software costs on a straight-line basis over the estimated useful life, which is typically 3 to 5 years.

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

Non-compete Agreements

The Company acquired certain non-compete agreements in connection with the Novitex Business Combination. These were related to four Novitex executives that were terminated following the acquisition. As of December 31, 2018 these agreements were fully amortized.

Assembled Workforce

The Company acquired assembled workforce in an assets purchase transaction in the fourth quarter of 2018.  The Company recognized an intangible asset for the acquired assembled workforce and shall amortize the asset on a straight-line basis over the estimated useful life of 4 years.

Impairment of Indefinite-Lived Assets

The Company conducts its annual indefinite-lived assets impairment tests on October 1st of each year for its indefinite-lived trade names, or more frequently if indicators of impairment exist. When performing the impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. A quantitative assessment requires comparison of fair value of the asset to its carrying value.  The Company utilizes the Income Approach, specifically the Relief-from-Royalty method, which has the basic tenet that a user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. Refer to Note 7- Intangible Assets and Goodwill for additional discussion of impairment of trade names.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, including finite-lived trade names, trademarks, customer relationships, developed technology, capitalized software costs, outsourced contract costs, acquired software, workforce, and property, plant and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows based in part on the financial results and the expectation of future performance.

The Company did not record any material impairment related to its property, plant, and equipment, customer relationships, trademarks, developed technology, capitalized software, or outsourced contract costs for the years ended December 31, 2018, 2017, and 2016.

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

The Company conducts its annual goodwill impairment tests on October 1st of each year, or more frequently if indicators of impairment exist. When performing the annual impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would be required to perform a quantitative impairment analysis for goodwill. The quantitative analysis requires a comparison of fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company uses a combination of the Guideline Public Company Method of the Market Approach and the Discounted Cash Flow Method of the Income Approach to determine the reporting unit fair value. Refer to Note 7- Intangible Assets and Goodwill for additional discussion of impairment of goodwill.

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

The following table summarizes the Company’s interest rate swap positions as of December 31, 2018:

		December 31, 2018
Effective	Maturity	(In Millions)	Weighted Average
date	date	Notional Amount	Interest Rate
1/12/2018	1/12/2021	$339.1	1.9725%

The interest rate swap, which is used to manage the Company's exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, the change in the fair value of the derivative is recorded directly in earnings and was a gain of $2.5 million and $1.3 million for the year ended December 31, 2018 and 2017, respectively.

Benefit Plan Accruals

The Company has defined benefit plans in the U.K and Germany, under which participants earn a retirement benefit based upon a formula set forth in the plan. The Company records expense related to this plan using actuarially determined amounts that are calculated under the provisions of ASC 715, Compensation-Retirement Benefits. Key assumptions used in the actuarial valuations include the discount rate, the expected rate of return on plan assets and the rate of increase in future compensation levels. Refer to Note 11- Employee Benefit Plans.

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

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with ASC 718, Compensation- Stock Compensation. ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured at the fair value of value of the awards at the grant date and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of the awards on the grant date is determined using the Enterprise Value model. The expense resulting from share-based payments is recorded in general and administrative expense in the accompanying consolidated statements of operations. Refer to Note 14 - Stock-Based Compensation.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region and by segment for the year ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018			2017			2016
	ITPS	HS	LLPS	ITPS	HS	LLPS	ITPS	HS	LLPS
United States	$1,034,941	$228,015	$84,560	$675,613	$233,595	$91,619	$304,563	$247,796	$102,206
Europe	211,314	—	—	136,531	—	—	131,287	—	—
Other	27,392	—	—	14,966	—	—	4,074	—	—
Total	$1,273,647	$228,015	$84,560	$827,110	$233,595	$91,619	$439,924	$247,796	$102,206

Contract Balances

The following table presents contract assets and contract liabilities recognized at December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017
Accounts receivable, net	$270,812	$229,704
Deferred revenues	16,940	13,717
Costs to obtain and fulfill a contract	18,624	22,929
Customer deposits	34,235	31,656

Accounts receivable, net includes $39.5 million and $28.4 million as of December 31, 2018 and 2017, respectively, representing amounts not billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $13.4 million during the year ended December 31, 2018 that had been deferred as of December 31, 2017.

Costs incurred to obtain and fulfill contracts are deferred and expensed on a straight-line basis over the estimated benefit period. We recognized $10.5 million of amortization for these costs in 2018 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract commissions and transition/set-up costs. Examples of such capitalized costs include hourly labor and related fringe benefits and travel costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from customers in advance for postage. The majority of the amounts recorded as of December 31, 2017 were used to pay for postage with the corresponding postage revenue being recognized during the year ended December 31, 2018.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, and (2) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of December 31, 2018 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

2019	$40,402
2020	23,310
2021	13,416
2022	4,780
2023	1,113
2024 and thereafter	771
Total	$83,792

Research and Development

Research and development costs are expensed as incurred. Research and development costs expensed for the years ended December 31, 2018, 2017, and 2016 were $2.0 million, $2.3 million, and $2.3 million, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2018, 2017, and 2016, were $0.9 million, $0.7 million, and $1.1 million, respectively.

Income Taxes

The Company accounts for income taxes by using the asset and liability method. The Company accounts for income taxes regarding uncertain tax positions and recognized interest and penalties related to uncertain tax positions in income tax benefit/ (expense) in the consolidated statements of operations.

Deferred income taxes are recognized on the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as determined under tax laws and rates. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized.  Due to numerous ownership changes, the Company is subject to limitations on existing net operating losses under Section 382 of the Internal Revenue Code (the Code). Accordingly, valuation allowances have been established against a portion of the net operating losses to reflect estimated Section 382 limitations. The Company also considered the realizability of net operating losses not limited by Section 382. The Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets are more likely than not to be realized. However, scheduling the reversal of existing deferred tax liabilities indicated that only a portion of the deferred tax assets are likely to be realized. Therefore, partial valuation allowances were established against a portion of the Company’s deferred tax assets. In the event the Company determines that it would be able to realize deferred tax assets that have valuation allowances established, an adjustment to the net deferred tax assets would be recognized as component of income tax expense through continuing operations.

The Company engages in transactions (i.e. acquisitions) in which the tax consequences may be subject to uncertainty and examination by the varying taxing authorities. Significant judgment is required by the Company in assessing and estimating the tax consequences of these transactions. While the Company’s tax returns are prepared and based on the Company’s interpretation of tax laws and regulations, in the normal course of business the tax returns are subject to examination by the various taxing authorities. Such examinations may result in future assessments of additional tax, interest and penalties. For purposes of the Company’s income tax provision, a tax benefit is not recognized if the tax position is not more likely than not to be sustained based solely on its technical merits. Considerable judgment is involved in determining which tax positions are more likely than not to be sustained. Refer to Note 10 - Income Taxes for further information.

Loss Contingencies

The Company reviews the status of each significant matter, if any, and assess its potential financial exposure considering all available information including, but not limited to, the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to loss contingencies, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation, and may revise its estimates. These revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial position. The Company’s liabilities exclude any estimates for legal costs not yet incurred associated with handling these matters.

Operations

A portion of the Company’s labor and operations is situated outside of the United States in India and other locations. The carrying value of long-lived assets that are situated outside of the United States is approximately $34.4 million and $26.2 million as of December 31, 2018 and 2017, respectively

Foreign Currency Translation

The functional currency for the Company’s production operations located in India, Philippines, China, and Mexico is the United States dollar. Included in other expense as “Sundry expense (income), net” in the consolidated statements of operations are net exchange gains of $1.2 million for the year ended December 31, 2018 and losses of $1.4 million, and $0.2 million for the years ended December 31, 2017 and 2016, respectively.

The Company has determined all other international subsidiaries’ functional currency is the local currency. These assets and liabilities are translated at exchange rates in effect at the balance sheet date while income and expense amounts are translated at average exchange rates during the period. The resulting foreign currency translation adjustments are disclosed as a separate component of other comprehensive loss.

Beneficial Conversion Feature

The Company's Series A Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) contains a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the beneficial conversion feature by allocating the intrinsic value of the conversion option, which is the number of shares of Common Stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of Common Stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Series A Preferred Stock. As a result of the occurrence of events meeting the definition of a “Fundamental Change” as defined in the Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock of the Company during the period, the Company recognized the entire dividend equivalent of $16.4 million as of December 31, 2017. There was no dividend equivalent recognized in 2018.

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

For the year ended December 31, 2018 shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), if converted would have resulted in an additional 5,586,344 shares of common stock outstanding, but were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The Company has not included the effect of 35,000,000 warrants sold in the Quinpario Initial Public Offering (“IPO”) in the calculation of net income (loss) per share. Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s Common Stock price during the applicable period.

The components of basic and diluted EPS are as follows:

	Year Ended December 31,
	2018	2017	2016
Net loss attributable to common stockholders (A)	$(166,172)	$(223,149)	$(48,103)
Weighted average common shares outstanding - basic and diluted (B)	152,343,823	107,068,262	64,024,557
Loss Per Share:
Basic and diluted (A/B)	$(1.09)	$(2.08)	$(0.75)

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

Fair Value Measurements

The Company records the fair value of assets and liabilities in accordance with ASC 820, Fair Value Measurement (“ASC 820”). ASC 820 defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

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

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3 — unobservable inputs reflecting Management’s own assumptions about the inputs used in pricing the asset or liability at fair value.

Refer to Note 13 — Fair Value Measurement for further discussion.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents and certain other financial instruments with highly rated financial institutions and limits the amount of credit exposure with any one financial institution. From time to time, the Company assesses the credit worthiness of its customers. Credit risk on trade receivables is minimized because of the large number of entities comprising the Company’s client base and their dispersion across many industries and geographic areas. The Company generally has not experienced any material losses related to receivables from any individual customer or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable, net. The Company does not have any significant customers that account for 10% or more of the total consolidated revenues

Recently Adopted Accounting Pronouncements

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) no. 2014-09, Revenue from Contracts with Customers (ASC 606). Under ASU 2014-09, revenue is recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018. The results for the reporting period beginning after January 1, 2018 are presented in accordance with the new standard, although historical information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. The adoption of ASC 606 did not have a material impact on the Company's financial position, results of operations and cash flows as of or for the period ended December 31, 2018, and we expect the impact of the adoption of the new standard will be immaterial to our results of operations on an ongoing basis. The cumulative effect of accounting change recognized was $1.4 million recorded as an increase to beginning balance of accumulated deficit, and a corresponding reduction to Accounts Receivable, net. See Note 3 for additional disclosure.

Effective January 1, 2018, the Company adopted ASU no. 2016-15, (Topic 230): Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which adds or clarifies guidance on the presentation and classification of eight specific types of cash receipts and cash payments in the statement of cash flows such as debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees, with the intent of reducing diversity in practice. We applied the guidance retrospectively to all periods presented. Exela reclassified a loss on extinguishment of debt from operating activities to financing activities in the third quarter of 2017 in the currently presented financial statements ended December 31, 2018. The adoption had no impact on the Company's financial position, results of operations, and net cash flows for the period ended December 31, 2018.

Effective January 1, 2018, the Company adopted ASU no. 2016-18, (Topic 230): Restricted Cash.  Statement of Cash Flows: Restricted Cash. The ASU addresses diversity in practice that exists in the classification and presentation of changes in restricted cash and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We applied the guidance retrospectively to all periods presented. As a result of adopting the ASU no. 2016-18, restricted cash is included in the balances of restricted cash, cash and cash equivalents presented in the Statement of Cash Flows for the year ended December 31, 2018, 2017, and 2016. Adopting the standard increased the net change in cash and cash equivalents, which is reflected within operating cash flows, by $16.6 million and $3.5 million for the year ended December 31, 2017 and 2016. Total Cash and cash equivalents for the Beginning of period and End of period December 31, 2017 increased $25.9 million and $42.5 million due to the inclusion of restricted cash. Total Cash and cash equivalents for the Beginning of period and End of period December 31, 2016 increased $22.4 million and $25.9 million due to the inclusion of restricted cash.

Effective October 1, 2017 the Company adopted ASU 2017-04, (Topic 350) Intangibles Goodwill and Other – Simplifying the Test for Goodwill Impairment.  Previous guidance required an entity that has not elected the private company alternative for goodwill to perform a two-step test to determine the amount, if any, of goodwill impairment. In

Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. To address concerns over the cost and complexity of the two-step goodwill impairment test, the amendments in this Update remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment.

Effective January 1, 2018, the Company adopted ASU no. 2017-07, (Topic 715): Compensation Retirement Benefit; Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments to this ASU require the service cost component of net periodic benefit cost be reported in the same income statement line or lines as other compensation costs for employees. The other components of net periodic benefit cost are required to be reported separately from service costs and outside a subtotal of income from operations. The new standard requires retrospective application and allows a practical expedient that permits an employer to use the amounts disclosed in its pension plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. Adoption of the standard resulted in only the service cost being recorded to Cost of revenue.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU no. 2016-02, Leases (842) This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Since the issuance of the original standard, the FASB has issued a subsequent update that provides a practical expedient for land easements (ASU 2018-01). The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and early application is permitted. The standard becomes effective for the Company January 1, 2019. The Company will use a modified retrospective adoption approach in the period of adoption with the effective date as its date of initial application on January 1, 2019, in its first reporting on adoption. We have elected the following practical expedients permitted under the transition guidance within the new standard.

•	Not to record leases with an initial term of 12 months on the balance sheet;
•	Not to reassess the (1) definition of a lease, (2) lease classification, and (3) initial direct costs for existing leases during transition.

Upon adoption, the Company expects to record a material amount of right-of-use assets before deferred taxes, representing the present value of future lease payments under leases with terms of greater than twelve months. The Company also expects to record corresponding liabilities for the same amount. The Company does not expect to make any material cumulative adjustment to the opening balance of equity.

In June 2016, the FASB issued ASU no. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this ASU addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The company is adopting this standard in the first quarter of fiscal 2019 and is currently evaluating the impact that adopting this standard will have on the consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align the risk management activities and financial reporting for these hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The company is adopting this standard in the first quarter of fiscal 2019 and is currently evaluating the impact that adopting this standard will have on the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU address a narrow-scope financial reporting issue related to the tax effects that may become “stranded” in accumulated other comprehensive income (AOCI) as a result of the Tax Cuts and Jobs Act (TCJA). An entity may elect to reclassify the income tax effects of the TCJA on items within AOCI to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The company is adopting this standard in the first quarter of fiscal 2019 and is currently evaluating the impact that adopting this standard will have on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to amend the accounting for share-based payment awards issued to nonemployees. Under the revised guidance, the accounting for awards issued to nonemployees will be similar to the model for employee awards, except that: the ASU allows an entity to elect on an award-by-award basis to use the contractual term as the expected term assumption in the option pricing model, and the cost of the grant is recognized in the same period(s) and in the same manner as if the grantor had paid cash. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The company is adopting this standard in the first quarter of fiscal 2019 and is currently evaluating the impact that adopting this standard will have on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles, Goodwill, and Other - Internal Use Software (Subtopic 350-40): Customer's accounting for implementation costs incurred in a Cloud Computing Arrangement that is a service contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

3. Business Combinations

Novitex

On July 12, 2017, the Company consummated its business combination with SourceHOV and Novitex pursuant to the Business Combination Agreement and Consent, Waiver and Amendment to the Business Combination Agreement, dated February 21, 2017 and June 15, 2017, respectively. In connection with the Novitex Business Combination, the Company acquired debt facilities and issued notes totaling $1.4 billion (refer to Note 9 – Long Term Debt and Credit Facilities).  Proceeds from the acquired debt were used to refinance the existing debt of SourceHOV, settle the outstanding debt of Novitex, and pay fees and expenses incurred in connection with the Novitex Business Combination. Immediately following the Novitex Business Combination, there were 146,910,648 shares of Common Stock, 9,194,233 shares of Series A Preferred Stock, and 35,000,000 warrants outstanding. Refer to Note 15 – Stockholders’ Equity.

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

The Company acquired 100% of the equity of Novitex pursuant to the Novitex Business Combination Agreement by issuing 30,600,000 shares of Common Stock of Exela to Novitex Parent, L.P., the sole stockholder of Novitex. Total value of equity for the transaction was $244.8 million. Additionally, as noted, the Company used proceeds from acquired debt to settle the outstanding debt of Novitex in the amount of $420.5 million, and pay transaction related costs and interest on behalf of Novitex in the amount of $10.3 million and $1.0 million, respectively, which was accounted for as part of consideration.

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

	Weighted Average
	Useful Life
	(in years)	Fair value
Trademark - Novitex	9.5	$18,000
Customer relationships	16.0	230,000
Internally developed software - Connect Platform	5.0	1,710
Non-compete agreements	1.0	1,350
		$251,060

As of the date of the Novitex Business Combination, the weighted-average useful life of total identifiable intangible assets acquired in the Novitex Business Combination, excluding goodwill, is 15.4 years.

The Company expects to realize revenue synergies, leverage, brand awareness, stronger margins, greater free cash flow generation, and expand the existing Novitex sales channels, and utilize the existing workforce. The Company also anticipates opportunities for growth through the ability to leverage additional future solutions and capabilities. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Novitex’s identifiable net assets assumed, and as a result, the Company has recorded goodwill in connection with this acquisition. The Company engaged a third party valuation firm to aid management in its analyses of the fair value of the assets and liabilities. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. Approximately $14.0 million of the goodwill recorded was tax deductible, which was carried over from the tax basis of the seller. For the year ended December 31, 2018, $677.5 million of revenue and $45.4 million of net loss are included in consolidated revenues and net loss, respectively, for Novitex. These results are included in the ITPS segment.

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

The Company determined that costs associated with termination benefits should be accounted for separately from the acquisition, as a post-combination expense of the combined entity because the expense was incurred for the benefit of the combined entity. As of July 12, 2017, the Company recorded severance expense in the amount of $4.6 million related to the impacted executives and $0.1 million related to other terminations in the statement of operations. Severance expense was $0.4 million for the year ended December 31, 2018.

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

The following table summarizes the consideration paid for Asterion and the preliminary fair value of the assets acquired and liabilities assumed at the acquisition date on April 10, 2018:

Assets Acquired:
Cash and cash equivalents	$5,595
Accounts receivable	25,740
Other current assets	2,282
Inventories, net	1,137
Property, plant, and equipment, net	4,747
Deferred income tax assets	6,316
Other noncurrent assets	522
Intangible assets, net	3,525
Goodwill	1,493
Total identifiable assets acquired	$51,357
Liabilities Assumed:
Accounts payable	$(5,596)
Income tax payable	(5)
Accrued liabilities	(6,593)
Accrued compensation and benefits	(7,079)
Deferred revenue	(880)
Current portion of long term debt	(994)
Customer deposits	(462)
Pension liability	(7,135)
Other long-term liabilities	(1,324)
Deferred income tax liabilities	(1,171)
Capital lease obligations, net of current maturities	(650)
Total liabilities assumed	$(31,889)
Total Consideration	$19,468

The majority of identifiable intangible assets consisted of customer relationships. Customer relationships were valued using the Income Approach, specifically the Multi-Period Excess Earnings method. This intangible acquired represents a Level 3 measurement as it is based on unobservable inputs reflecting Management’s own assumptions about the inputs used in pricing the asset at fair value.

	Weighted Average
	Useful Life (in years)	Fair Value
Customer Relationships	9.5	$3,516

Through the acquisition of Asterion, we expect to leverage brand awareness, strengthen margins, and expand the existing Asterion sales channels. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Asterion’s identifiable net assets assumed, and as a result, the Company has recorded goodwill in connection with this acquisition. For the year ended December 31, 2018 Exela recognized $59.7 million in revenue related to Asterion in the Consolidated Statement of Operations.

4. Accounts Receivable

Accounts receivable, net consist of the following:

	December 31,
	2018	2017
Billed receivables	$226,252	$199,201
Unbilled receivables	39,498	28,449
Other	9,421	5,779
Less: Allowance for doubtful accounts	(4,359)	(3,725)
	$270,812	$229,704

Unbilled receivables represent balances recognized as revenue that have not been billed to the customer. The Company’s allowance for doubtful accounts is based on a policy developed by historical experience and management judgment. Adjustments to the allowance for doubtful accounts may occur based on market conditions or specific client circumstances.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2018	2017
Prepaids	$24,790	$22,869
Deposits	225	1,727
	$25,015	$24,596

6. Property, Plant and Equipment, Net

Property, plant, and equipment, which include assets recorded under capital leases, are stated at cost less accumulated depreciation, and amortization, and consist of the following:

	Estimated
	Useful Lives	December 31,
	(in Years)	2018	2017
Land	N/A	$6,888	$7,744
Buildings and improvements	7 - 40	20,518	18,726
Leasehold improvements	3 - 12	56,589	51,257
Vehicles	5 - 7	717	870
Machinery and equipment	5 - 15	62,746	62,249
Computer equipment and software	3 - 8	130,862	116,580
Furniture and fixtures	5 - 15	8,724	7,136
		287,046	264,562
Less: Accumulated depreciation and amortization		(154,060)	(131,654)
Property, plant and equipment, net		$132,986	$132,908

Depreciation expense related to property, plant and equipment was $43.1 million, $31.7 million, and $22.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

7. Intangible Assets and Goodwill

Intangibles

Intangible assets are stated at cost or acquisition-date fair value less amortization and impairment and consists of the following:

	December 31, 2018
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,905	$(190,666)	$317,239
Developed technology	89,053	(85,967)	3,086
Trade names (b)	9,400	(3,100)	6,300
Outsource contract costs	46,342	(27,719)	18,623
Internally developed software	36,820	(6,278)	30,542
Trademarks	23,379	(23,370)	9
Non compete agreements	1,350	(1,350)	—
Assembled workforce	4,473	—	4,473
Purchased software	26,749	—	26,749
Intangibles, net	$745,471	$(338,450)	$407,021

	December 31, 2017
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$504,643	$(135,962)	$368,681
Developed technology	89,076	(77,103)	11,973
Trade names (c)	13,100	—	13,100
Outsource contract costs	40,456	(17,526)	22,930
Internally developed software	28,254	(2,597)	25,657
Trademarks	23,370	(1,446)	21,924
Non compete agreements	1,350	(631)	719
Intangibles, net	$700,249	$(235,265)	$464,984

(a)	Amounts include intangibles acquired in the Novitex and Asterion Business Combination. See Note 3-Business Combinations.
(b)	The carrying amount of trade names for 2018 is net of accumulated impairment losses of $43.1 million, of which $3.7 million was recognized in 2018.
(c)	The carrying amount of trade names for 2017 is net of accumulated impairment losses of $39.4 million, of which $39.4 million was recognized in 2017.

In connection with the completion of the annual impairment test as of October 1, 2018, the Company recorded an impairment charge to goodwill and trade names of $44.4 million, including taxes, and $3.7 million. The impairment charges are included within Impairment of intangible assets in the consolidated statement of operations for the year ended December 31, 2018.

In connection with the completion of the annual impairment test as of October 1, 2017, the Company recorded an impairment charge to trade names of $6.3 million. Subsequent to the 2017 annual impairment test, the Company implemented a one year strategy to transition to a unified Exela brand beginning in 2018. As a result, the Company performed a quantitative analysis of its tradenames as of December 31, 2017, and recorded an additional impairment charge of $33.0 million. As part of the impairment analysis completed on December 31, 2017, the Company reconsidered the estimated useful lives of the trademarks, and reduced the estimated useful life to one year. The fair value of the tradenames was determined using the Relief from Royalty Method of the Income Approach. The impairment charges resulted in decreases to the carrying values of the ITPS, HS, and LLPS trade names of $23.1 million, $9.6 million, and $6.6 million, respectively, and are included within Impairment of intangible assets in the consolidated statement of operations for the year ended December 31, 2017.

Aggregate amortization expense related to intangibles was $102.3 million, $67.2 million, and $56.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense
2019	$64,685
2020	58,363
2021	50,077
2022	44,687
2023	35,929
Thereafter	147,107
$400,848

Goodwill

Goodwill by reporting segment consists of the following:

						Currency
						translation
	Goodwill	Additions		Reductions		adjustments	Goodwill(a)
ITPS	$159,394	$406,522	(c)	$—		$299	$566,215
HS	86,786	—		—		—	86,786
LLPS	127,111	—		(32,787)	(b)	—	94,324
Balance as of December 31, 2017	$373,291	$406,522		$(32,787)		$299	$747,325
ITPS	$566,215	$5,580	(d)	$—		$(220)	$571,575
HS	86,786	—		—		—	86,786
LLPS	94,324	—		(44,427)	(e)	—	49,897
Balance as of December 31, 2018	$747,325	$5,580		$(44,427)		$(220)	$708,258

(a)	The carrying amount of goodwill for all periods presented is net of accumulated impairment losses of $137.9 million.
(b)	The reduction in goodwill is due to $30.1 million for impairment recorded in the fourth quarter of 2017 and $2.7 million for the sale of Meridian Consulting Group, LLC in the first quarter of 2017.
(c)	Addition to goodwill is primarily the result of the Novitex Business Combination (Refer to note 4), which resulted in $406.1 million of goodwill.
(d)	Addition to goodwill due to the Asterion Business Combination (Refer to note 4) and immaterial acquisitions in the third and fourth quarter of 2018.
(e)	The reduction in goodwill is due to $44.4 million, including taxes, for impairment recorded in the fourth quarter of 2018.

The Company recorded $406.1 million of goodwill as a result of the allocation of the purchase price between assets acquired and liabilities assumed in the Novitex Business Combination. Of the total amount of goodwill recorded, $47.0 million of goodwill is associated with net deferred tax liabilities recorded in connection with amortizable intangible assets acquired in the Novitex Business Combination. For the years ended December 31, 2018 and 2017, due to a decline in revenues and operations for the LLPS reporting unit, the Company recorded an impairment charge of $44.4 million, including taxes, and $30.1 million to the reporting unit's goodwill and trade names.

8. Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	December 31,
	2018	2017
Accrued taxes (exclusive of income taxes)	$10,606	$9,310
Accrued lease exit obligations	1,694	2,207
Accrued professional and legal fees	30,522	16,529
Deferred rent	1,421	1,204
Accrued interest	49,071	55,102
Accrued transaction costs	2,250	18,232
Other accruals	19,515	1,901
	$115,079	$104,485

Other Long-term liabilities consist of the following:

	December 31,
	2018	2017
Deferred revenue	$432	$424
Deferred rent	8,333	7,112
Accrued lease exit obligations	369	1,144
Accrued compensation expense	2,173	2,776
Other	4,093	3,248
	$15,400	$14,704

9. Long-Term Debt and Credit Facilities

Senior Secured Notes

Upon the closing of the Novitex Business Combination on July 12, 2017, the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by certain subsidiaries of the Company. The Notes bear interest at a rate of 10.0% per year. The Company pays interest on the Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The Notes will mature on July 15, 2023.

Debt Refinancing

Upon the closing of the Novitex Business Combination on July 12, 2017, the $1,050.7 million outstanding balance of SourceHOV related debt facilities and the $420.5 million outstanding balance of Novitex related debt facilities were paid off using proceeds from the Credit Agreement and issuance of the Notes.

In accordance with ASC 470 – Debt – Modifications and Extinguishments, as a result of certain lenders that participated in SourceHOV’s debt structure prior to the refinancing and the Company’s debt structure after the refinancing, it was determined that a portion of the refinancing of SourceHOV’s first lien secured term loan and second lien secured term loan (“Original SourceHOV Term Loans”) would be accounted for as a debt modification, and the remaining would be accounted for as an extinguishment. The Company incurred $28.9 million in debt issuance costs related to the new secured term loan, of which $2.8 million was third party costs. The Company recorded $7.0 million of original issue discount as part of the refinancing. The Company expensed $1.1 million of costs related to the modified debt and capitalized the remaining $27.8 million. The Company wrote off $30.5 million of the unamortized issuance costs and discounts associated with the retirement of SourceHOV’s credit facilities. The Company retained approximately $3.3 million and $3.5 million of debt issuance costs and debt discounts, respectively, associated with the modified portion of the Original SourceHOV Term Loans that will be amortized over the term of the new term loan, which are presented on the balance sheet as a contra-debt liability. The Company incurred a $5.0 million prepayment penalty related to the Original SourceHOV Term Loans that was recorded as a loss on extinguishment of debt.

The proceeds of the new debt financing were also used to pay fees and expenses incurred in connection with the Novitex Business Combination and for general corporate purposes.

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount (“OID”) of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022, none of which is currently drawn. As of December 31, 2018 and 2017 the Company had outstanding irrevocable letters of credit totaling $20.6 million and $20.9 million, respectively, under the senior secured revolving facility.

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

Term Loan Repricing

On July 13, 2018, Exela successfully repriced the $343.4 million of term loans outstanding under its senior secured credit facilities (the “Repricing”). The Repricing was accomplished pursuant to a First Amendment to the First Lien Credit Agreement (the “First Amendment”), dated as of July 13, 2018, by and among the Company’s subsidiaries Exela Intermediate Holdings LLC, Exela Intermediate, LLC, each “Subsidiary Loan Party” listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto, whereby the Company borrowed $343.4 million of refinancing term loans (the “Repricing Term Loans”) to refinance the Company’s existing senior secured term loans.

In accordance with ASC 470 – Debt – Modifications and Extinguishments, as a result of certain lenders that participated in Exela’s debt structure prior to the Term Loan Repricing and the Company’s debt structure after the refinancing, it was determined that a portion of the refinancing of Exela’s senior secured credit facilities would be accounted for as a debt modification, and the remaining would be accounted for as an extinguishment. The company incurred $1.0 million in new debt issuance costs related to the refinancing, of which $1.0 million was expensed pursuant to modification accounting. The proportion of debt that was extinguished resulted in a write off of previously recognized debt issue costs of $0.1 million. Additionally, for the new lenders who exceeded the 10% test, less than $0.1 million was recorded as additional debt issue costs. All unamortized costs and discounts will be amortized over the life of the new term loan using the effective interest rate of the term loan.

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

Long- Term Debt Outstanding

As of December 31, 2018 and 2017, the following long-term debt instruments were outstanding:

	December 31,
	2018	2017
Other (a)	$25,321	17,534
First lien credit agreement (b)	335,896	308,825
Senior secured notes (c)	974,443	970,300
Total debt	1,335,660	1,296,659
Less: Current portion of long-term debt	(29,237)	(20,565)
Long-term debt, net of current maturities	$1,306,423	$1,276,094

(a)	Other debt represents outstanding loan balances associated with various hardware, software purchases, and maintenance along with loans entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $8.3 million and $24.5 million as of December 31, 2018 and $9.9 million and $29.1 million as of December 31, 2017.
(c)	Net of unamortized original issue discount and debt issuance costs of $18.2 million and $7.3 million as of December 31, 2018 and $21.2 million and $8.5 million as of December 31, 2017.

As of December 31, 2018, maturities of long-term debt are as follows:

Maturity
2019	$29,237
2020	23,156
2021	22,824
2022	19,084
2023	1,299,700
Thereafter	—
Total long-term debt	1,394,001
Less: Unamortized discount and debt issuance costs	(58,341)
$1,335,660

10. Income Taxes

The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

For financial reporting purposes, income/ (loss) before income taxes includes the following components:

	Year Ended December 31,
	2018	2017	2016
United States	$(173,506)	$(279,822)	$(71,171)
Foreign	19,396	15,291	11,281
	$(154,110)	$(264,531)	$(59,890)

The provision for federal, state, and foreign income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016
Federal
Current	$1,308	$(722)	$—
Deferred	(1,998)	(59,425)	(8,961)
State
Current	311	1,405	830
Deferred	2,330	(7,176)	(2,740)
Foreign
Current	3,435	5,794	3,112
Deferred	3,021	(122)	(4,028)
Income Tax Expense (Benefit)	$8,407	$(60,246)	$(11,787)

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% and the amount of income taxes provided are as follows:

	Year Ended December 31,
	2018	2017	2016
Tax at statutory rate	$(32,363)	$(92,586)	$(20,962)
Add (deduct)
State income taxes	(6,698)	(4,219)	1,483
Foreign income taxes	1,235	(565)	(1,356)
Nondeductible transaction costs	—	27,311	—
Nondeductible goodwill impairment	9,002	10,497	—
Permanent differences	940	438	4,405
Changes in valuation allowance	20,248	(7,285)	6,075
Unremitted earnings	4,735	—	1,686
Changes in U.S tax rates	—	(4,784)	—
Deemed mandatory repatriation	—	7,441	—
GILTI Inclusion	2,289	—	—
Expiration of tax attributes	8,354	—	—
Other	665	3,506	(3,118)
Income Tax Expense (Benefit)	$8,407	$(60,246)	$(11,787)

The Tax Cuts and Jobs Act (“TCJA”) was signed by the President of the United States and enacted into law on December 22, 2017. This overhaul of the US tax law made a number of substantial changes, including the reduction of the corporate tax rate from 35% to 21%, establishing a dividends received deduction for dividends paid by foreign subsidiaries to the US, elimination or limitation of certain deductions (interest, domestic production activities and executive compensation), imposing a mandatory tax on previously unrepatriated earnings accumulated offshore since 1986 and establishing global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments.

Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”) requires companies to account for the tax effects of changes in income tax rates and laws in the period in which legislation is enacted (December 22, 2017). ASC 740 does not specifically address accounting and disclosure guidance in connection with the income tax effects of the TCJA. Consequently, on December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), to address the application of ASC 740 in the reporting period that includes the date the TCJA was enacted. SAB 118 allows companies a reasonable period of time to complete the accounting for the income tax effects of the TCJA. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

During the year ended December 31, 2018, the Company has completed its accounting for the income tax effects of the TCJA in accordance with its understanding of the TCJA and the guidance available as of the balance sheet date. The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a $9.4 million provisional tax benefit to Continuing Operations for the year ended December 31, 2017. The tax return for the year ended December 31, 2017 was completed during the SAB 118 measurement period and the Company determined the impact on the remeasurement of deferred tax assets and liabilities to be complete. The Company recognized a measurement period increase to income tax expense of $3.7 million to Continuing Operations related to the remeasurement of deferred tax assets and liabilities for the year ended December 31, 2018.

The Company recognized provisional income tax expense of $9.1 million due on estimated earnings and profits ("E&P") subject to the deemed mandatory repatriation for the year ended December 31, 2017. However, a payable was not recorded as the Company's net operating loss carryforward at December 31, 2017 was utilized to offset the mandatory repatriation tax. On August 1, 2018, the U.S. Treasury Department released proposed regulations addressing the one-time transition tax on undistributed foreign earnings, which was enacted as part of the TCJA. On the basis of revised E&P computations that were completed during the SAB 118 measurement period, the Company has determined the transition tax calculation to be complete. The Company recognized an additional measurement-period adjustment of $2.4 million transition tax which was entirely offset by the Company's net operating loss carryforwards at December 31, 2017.

The TCJA subjects a US shareholder to tax on Global Intangible Low-taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected the accounting policy to recognize the tax expense related to GILTI in the year the tax is incurred as a period expense. At December 31, 2018, the Company has provided $2.3 million for tax impacts of GILTI.

Beginning in 2018, the TCJA also subjects a U.S. shareholder of a controlled foreign corporation to current tax on certain payments from corporations subject to US tax to related foreign persons, also referred to as base erosion and anti-abuse tax (BEAT). The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. The Company has recorded $1.3 million tax expense related to BEAT for the year ended December 31, 2018.

The components of deferred income tax liabilities and assets are as follows:

	Year Ended December 31,
	2018	2017
Deferred income tax liabilities:
Book over tax basis of intangible and fixed assets	$(94,649)	$(113,844)
Unremitted foreign earnings	(4,735)	—
Other, net	$(4,078)	$(2,684)
Total deferred income tax liabilities	(103,462)	(116,528)

Deferred income tax assets:
Allowance for doubtful accounts and receivable adjustments	$1,676	$1,401
Inventory	1,629	1,807
Accrued liabilities	9,260	9,586
Net operating loss and tax credit carryforwards	184,381	196,633
Tax deductible goodwill	3,147	3,862
Disallowed interest deduction	27,005	—
Other, net	16,841	15,518
Total deferred income tax assets	$243,939	$228,807

Valuation allowance	(135,465)	(108,622)
Total net deferred income tax assets (liabilities)	$5,012	$3,657

Gross deferred tax assets are reduced by valuation allowances to the extent the Company determines it is not more-likely-than-not the deferred tax assets are expected to be realized. At December 31, 2018, the Company recognized $135.5 million of valuation allowances against gross deferred tax assets primarily related to disallowed interest deduction, net operating loss and tax credit carryforwards. Of this amount, approximately $76.2 million and $8.7 million of the total valuation allowance was related to U.S. federal and state limitations on the utilization of net operating loss carryforwards due to numerous changes in ownership, respectively. Approximately $21.8 million and $2.6 million of the total valuation allowance was related to U.S. federal and state disallowed interest deduction pursuant to the TCJA. The remaining $26.2 million of the valuation allowance was related to non-limited U.S. and non-US net operating losses and tax credits that are not expected to be realizable.

The net change during the year in the total valuation allowance was an increase of $26.8 million primarily related to the reduction of net regular deferred tax liability and increase of deferred tax assets related to disallowed interest deduction. The reduction of net deferred tax assets due to the rate revaluation decreased the amount of the valuation allowance by the same amount resulting in no overall net impact to the Company’s income tax provision.

Section 382 of the Internal Revenue Code of 1986, as amended (the Code), limits the amount of U.S. tax attributes (net operating loss and tax credit carryforwards) following a change in ownership. The Company has determined that an ownership change occurred under Section 382 on April 3, 2014 and October 31, 2014 for the Pangea group and on October 31, 2014 for the SourceHOV Holdings group ("2014 Reorganization"). The Section 382 limitations significantly limit the pre-acquisition Pangea net operating losses. Accordingly, upon the October 31, 2014 change in control, most of the historic Pangea federal net operating losses were limited and a valuation allowance has been established against the related deferred tax asset. Following the filing of the October 31, 2014, Pangea federal tax returns and further Section 382 analysis, management finalized the amount of the limitation and as a result, approximately $3.5 million of the valuation allowance was released. Management has concluded that the U.S. tax attributes after Section 382 limitations were applied are more likely than not to be realized. With regard to Pangea's foreign subsidiaries, it was determined that most deferred tax assets are not likely to be realized and valuation allowances have been established. The Section 382 limit that applied to the historic SourceHOV LLC group is greater than the net operating losses and tax credits generated in the predecessor periods. Therefore, no additional valuation allowances were established relating to Section 382 limitations other than the pre-2011 Section 382 limitations that applied.

Included in deferred tax assets are federal, foreign and state net operating loss carryforwards, federal general business credit carryforwards and state tax credit carryforwards due to expire beginning in 2019 through 2038. As of December 31, 2018, the Company has federal and state income tax net operating loss (NOL) carryforwards of $680.2 million and $472.7 million, which will expire at various dates from 2019 through 2038. Such NOL carryforwards expire as follows:

		State and Local
	Federal NOL	NOL
2019 - 2022	$107,956	$29,986
2023 - 2027	139,102	79,111
2028 - 2037	433,147	363,616
	$680,205	$472,713

As of December 31, 2018, the Company has foreign net operating loss carryforwards of $35.8 million, $4.1 million of which were generated by BancTec Holding N.V. and BancTec B.V., and will expire at various dates from 2021 through 2024, and $0.8 million of which were generated by Exela Poland, and will expire in 2023, and the rest of which can be carried forward indefinitely.

Since the 2014 Reorganization did not result in a new tax basis of assets and liabilities for the Company, some of the goodwill continues to be deductible over the remaining amortization period for tax purposes. At December 31, 2018, approximately $52.3 million of the Company goodwill is tax deductible, $22.8 million of which is carried over from the 2014 Reorganization. Additionally, the Company has tax deductible goodwill of $21.7 million in connection with the TransCentra acquisition, and $7.8 million in connection with the Novitex acquisition. These amounts was related to the tax basis carried over from the seller.

The Company adopted the provision of accounting for uncertainty in income taxes in the Topic of the ASC 740. ASC 740 clarifies the accounting for uncertain tax positions in the Company's financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on tax returns. The total amount of unrecognized tax benefits at December 31, 2018 is $1.5 million, and if recognized $0.7 million would benefit the effective tax rate. Total accrued interest and penalties recorded on the Consolidated Balance Sheet were $2.3 million and $3.0 million at December 31, 2018 and 2017, respectively. The total amount of interest and penalties recognized in the Income tax expense at December 31, 2018 was $(0.4) million. The Company does not anticipate a significant change in the amount of unrecognized tax benefits during 2018.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits—January 1	$1,047	$999	$1,287
Gross increases—tax positions in prior period	301	48	—
Gross decreases—tax positions in prior period	—	—	(31)
Gross increases—tax positions in current period	128	—	45
Settlement	—	—	(103)
Lapse of statute of limitations	—	—	(199)
Unrecognized tax benefits—December 31	$1,476	$1,047	$999

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The statute of limitations for U.S. purposes is open for tax years ending on or after December 31, 2014, However, NOLs generated in years prior to 2014 and utilized in future periods may be subject to examination by U.S. tax authorities. State jurisdictions that remain subject to examination are not considered significant. The Company has significant foreign operations in India and Europe. The Company may be subject to examination by the India tax authorities for tax periods ending on or after March 31, 2012.

During the year ended December 31, 2018, the Company completed the calculation of the amount for the deemed mandatory repatriation of its total post-1986 earnings and profits that were previously deferred from US income taxes. The deemed mandatory repatriation was based in part on the amount of untaxed earnings held in cash and other specified assets. Although the adoption of a territorial tax system allows for the repatriation of foreign earnings after December 31, 2017 without incurring U.S. corporate income tax, withholding taxes by the foreign jurisdictions will be applied to any dividends remitted to the U.S. At December 31, 2018, the Company has not changed its prior indefinite reinvestment assertion on undistributed earnings related to certain foreign subsidiaries. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $109.7 million of undistributed earnings from these foreign subsidiaries as those earnings continue to be permanently reinvested. However, the Company does not indefinitely reinvest earnings in Canada, China, India, Mexico and Philippines. At December 31, 2017, the Company did not obtain sufficient information, and therefore did not provide a provisional estimate to calculate the foreign withholding taxes on the undistributed earnings of these jurisdictions. During the fourth quarter of 2018, the Company has completed the calculation and recorded $4.7 million of foreign withholding taxes on the undistributed earnings of these jurisdictions pursuant to SAB 118.

11. Employee Benefit Plans

German Pension Plan

The Company’s subsidiary in Germany provides pension benefits to eligible retirees. Employees eligible for participation includes all employees who started working for the Company prior to September 30, 1987 and have finished a qualifying period of at least 10 years. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. The German pension plan is an unfunded plan and therefore has no plan assets.

U.K. Pension Plan

The Company’s subsidiary in the United Kingdom provides pension benefits to eligible retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to October 2001. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan.

The expected rate of return assumptions for plan assets relate solely to the UK plan and are based mainly on historical performance achieved over a long period of time (15 to 20 years) encompassing many business and economic cycles. The Company assumed a weighted average expected long-term rate on plan assets of 3.87%.

Norway Pension Plan

The Company’s subsidiary in Norway provides pension benefits to eligible retirees and eligible dependents. Employees eligible for participation include all employees who were more than three years from retirement prior to March 2018. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. The expected rate of return assumptions for plan assets relate solely to the Norway plan and are based mainly on historical performance achieved over a long period of time (10 to 20 years) encompassing many business and economic cycles. The Company assumed a weighted average expected long-term rate on plan assets of 4.3%.

Asterion Pension Plan

The Company acquired in 2018 through the Asterion Business Combination pension benefits to eligible retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to July 2003. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan.

Funded Status

The change in benefit obligations, the change in the fair value of the plan assets and the funded status of the Company’s pension plans (except for the German pension plan which is unfunded) and the amounts recognized in the Company’s consolidated financial statements are as follows:

	Year ended December,
	2018	2017
Change in Benefit Obligation:
Benefit obligation at beginning of period	$91,514	$82,320
Additional obligation due to acquisition	5,317	—
Service cost	82	8
Interest cost	2,319	2,288
Actuarial loss (gain)	(5,643)	1,021
Plan amendments	2,490	—
Benefits paid	(1,436)	(1,797)
Foreign-exchange rate changes	(5,113)	7,674
Benefit obligation at end of year	$89,530	$91,514

Change in Plan Assets:
Fair value of plan assets at beginning of period	$64,886	$52,538
Additional assets due to acquisition	2,189	—
Actual return on plan assets	(1,434)	6,579
Employer contributions	2,477	2,297
Benefits paid	(1,415)	(1,782)
Foreign-exchange rate changes	(3,734)	5,254
Fair value of plan assets at end of year	62,969	64,886
Funded status at end of year	$(26,561)	$(26,628)

Net amount recognized in the Consolidated Balance Sheets:
Accrued compensation and benefits (a)	$(1,811)	$(1,551)
Pension liability (b)	$(24,750)	$(25,077)
Amounts recognized in accumulated other comprehensive loss, net of tax consist of:
Net actuarial loss	(9,301)	(11,054)
Net amount recognized in accumulated other comprehensive loss, net of tax	$(9,301)	$(11,054)

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate projected benefit obligation	$89,530	$91,514
Aggregate accumulated benefit obligation	$89,530	$91,514
Aggregate fair value of plan assets	$62,969	$64,886

(a)	Germany pension, represents only a portion of the accrued compensation and benefits balance presented in the consolidated balance sheet.
(b)

Consolidated balance of $25.3 million and $25.5 million includes UK and Asterion pension plans of $24.8 million and $25.1 million, for the years ended December 31, 2018 and 2017, respectively, and minimum regulatory benefit for a Philippines legal entity of $0.5 million. Pension balances for the Germany and Norway plans of $2.3 million are recorded in accrued retirement.

Amounts in Accumulated Other Comprehensive Loss Expected to be Recognized in Net Periodic Benefit Costs in 2019

The liability recorded on the Company’s consolidated balance sheets representing the net unfunded status of this plan is different than the cumulative expense recognized for this plan. The difference relates to losses that are deferred and that will be amortized into periodic benefit costs in future periods. These unamortized amounts are recorded in Accumulated Other Comprehensive Loss in the consolidated balance sheets.

As of December 31, 2018, the estimated pre-tax amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year will be net actuarial loss of $1.9 million and prior service cost of $0.1 million.

Tax Effect on Accumulated Other Comprehensive Loss

As of December 31, 2018 and 2017, the Company recorded actuarial losses of $9.3 million and $11.1 million, respectively, which is net of a deferred tax benefit of $1.7 million and $2.0 million, respectively.

Pension and Postretirement Expense

The components of the net periodic benefit cost are as follows:

	Year ended December 31,
	2018	2017	2016
Service cost	$82	$8	$11
Interest cost	2,351	2,288	2,667
Expected return on plan assets	(1,862)	(2,392)	(2,623)
Amortization:
Amortization of prior service cost	139	(134)	(141)
Amortization of net (gain) loss	—	2,063	891
Net periodic benefit cost	$710	$1,833	$805

Valuation

The Company uses the corridor approach and projected unit credit method in the valuation of its defined benefit plans for the UK, Germany, and Norway respectively. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over 15 years. Similarly, the Company used the Projected Unit Credit Method for the German Plan, and evaluated the assumptions used to derive the related benefit obligations consisting primarily of financial and demographic assumptions including commencement of employment, biometric decrement tables, retirement age, staff turnover. The projected unit credit method determines the present value of the Company’s defined benefit obligations and related service costs by taking into account each period of service as giving rise to an additional unit of benefit entitlement and measures each unit separately in building up the final obligation. Benefit is attributed to periods of service using the plan's benefit formula, unless an employee's service in later years will lead to a materially higher of benefit than in earlier years, in which case a straight-line basis is used.

The following tables set forth the principal actuarial assumptions used to determine benefit obligation and net periodic benefit costs:

	December 31,
	2018	2017	2018	2017		2018	2017	2018	2017
	UK		Germany			Norway		Asterion
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.80%	2.50%	1.90%	1.70%		2.60%	2.40%	1.80%	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A		1.75%	1.50%	2.50%	N/A
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.10%	2.70%	1.90%	N/A	%	2.60%	2.40%	1.80%	N/A
Expected asset return	3.87%	4.34%	3.68%	N/A	%	4.30%	4.10%	1.80%	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A		1.75%	1.50%	2.50%	N/A

The Germany plan is an unfunded plan and therefore has no plan assets. The expected rate of return assumptions for plan assets relates solely to the UK plan and are based mainly on historical performance achieved over a long period of time (10 to 20 years) encompassing many business and economic cycles. Adjustments, upward and downward, may be made to those historical returns to reflect future capital market expectations; these expectations are typically derived from expert advice from the investment community and surveys of peer company assumptions.

The Company assumed a weighted average expected long-term rate of return on plan assets for the overall scheme of 3.87%. The Company’s expected rate of return for equities is derived by applying an equity risk premium to the expected yield on the fixed-interest 15-year government gilts. The Company evaluated a number of indicators including prevailing market valuations and conditions, corporate earnings expectations, and the estimates of long-term economic growth and inflations to derive the equity risk premium. The expected return on the gilts and corporate bonds typically reflect market conditions at the balance sheet date, and the nature of the bond holdings.

The discount rate assumption was developed considering the current yield on an investment grade non-gilt index with an adjustment to the yield to match the average duration of the index with the average duration of the plan’s liabilities. The index utilized reflected the market’s yield requirements for these types of investments.

The inflation rate assumption was developed considering the difference in yields between a long-term government stocks index and a long-term index-linked stocks index. This difference was modified to consider the depression of the yield on index-linked stocks due to the shortage of supply and high demand, the premium for inflation above the expectation built into the yield on fixed-interest stocks and the government’s target rate for inflation (CPI) at 2.1%. The assumptions used are the best estimates chosen from a range of possible actuarial assumptions which, due to the time scale covered, may not necessarily be borne out in practice.

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

The Company’s investment policy related to the defined benefit plan is to continue to maintain investments in government gilts and highly rated bonds as a means to reduce the overall risk of assets held in the fund. No specific targeted allocation percentages have been set by category, but are at the direction and discretion of the plan trustees. During 2018 and 2017, all contributions made to the fund were in these categories.

The weighted average allocation of plan assets by asset category is as follows:

	December 31,
	2018	2017	2016
U.S. and international equities	28.0%	45.0%	42.0%
UK government and corporate bonds	10.0	20.0	21.0
Diversified growth fund	40.0	35.0	37.0
Liability Driven Investments	22.0	N/A	N/A
Total	100.0%	100.0%	100.0%

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2018 and 2017:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$135	$135	$—	$—
Equity Funds:	—
U.S.	10,654	—	10,654	—
International	7,102	—	7,102	—
Fixed Income Securities:	—
Corporate bonds	6,270	—	6,270	—
Other investments:	—
Diversified growth fund	25,677	—	25,677	—
Liability Driven Investments	13,939	—	13,939	—
Total fair value	$63,777	$135	$63,642	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$256	$256	$—	$—
Equity Funds:
U.S.	17,307	—	17,307	—
International	11,539	—	11,539	—
Fixed Income Securities:
UK Gilts	12,884	—	12,884	—
Other investments:
Diversified growth fund	22,900	—	22,900	—
Total fair value	$64,886	$256	$64,630	$—

The Company identified an immaterial error in the footnotes to the previously issued financial statements as of December 31, 2017.  The previously issued financial statements incorrectly reflected investments in Equities, Fixed Income Securities, and Other investments as of December 31, 2017 as Level 1 assets. These amounts have been properly classified as Level 2 assets within the fair value hierarchy table above.

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

Employer Contributions

The Company’s funding is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $3.1 million and $2.3 million to its pension plans during the years ended December 31, 2018 and 2017, respectively. The Company has fully funded the pension plans for 2018 based on current plan provisions. The Company expects to contribute $2.2 million to the pension plans during 2019, based on current plan provisions.

Estimated Future Benefit Payments

The estimated future pension benefit payments expected to be paid to plan participants are as follows:

Estimated
Benefit
Payments
Year ended December 31,
2019	$2,193
2020	1,720
2021	1,736
2022	2,069
2023	1,943
2024 - 2028	15,838
Total	$25,499

12. Commitments and Contingencies

Litigation

The Company is, from time to time, involved in certain legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although management cannot predict the outcomes of these matters, management does not believe these actions will have a material, adverse effect on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

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

On October 12, 2017, SourceHOV filed its answer to the petition and a verified list pursuant to 8 Del. C. § 262(f). Discovery in the Appraisal Action is not yet complete.  Trial is currently scheduled for June 2019.  At this stage of the litigation, the Company is unable to predict the outcome of the Appraisal Action or estimate any loss or range of loss that may arise from the Appraisal Action. Pursuant to the terms of the Novitex Business Combination Agreement, if such appraisal rights are perfected, a corresponding portion of shares of our Common Stock issued to Ex-Sigma 2 LLC, our principal stockholder, will be forfeited at such time as the PIPE Financing (as defined in the Consent, Waiver and Amendment dated June 15, 2017) is repaid. The Company intends to vigorously defend against the Appraisal Action.

Lease Commitments

The Company leases various office buildings, machinery, equipment, and vehicles. Future minimum lease payments under capital leases, included in long-term obligations, and non-cancelable operating leases at December 31, 2018 are as follows:

	Capital	Operating
	Leases	Lease	Total
2019	$20,080	$38,057	$58,137
2020	11,851	29,346	41,197
2021	9,018	22,239	31,257
2022	4,169	16,782	20,951
2023	2,244	12,302	14,546
Thereafter	3,617	18,874	22,491
Total minimum lease payments	$50,979	$137,600	$188,579
Less: Amounts representing interest	(6,743)
Total net minimum lease payments	44,236
Less: Current portion of obligations under capital leases	(17,498)
Long-term portion of obligations under capital leases	$26,738

Rent expense for all operating leases was $83.8 million, $60.0 million, and $36.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Contract-Related Contingencies

The Company has certain contingent liabilities that arise in the ordinary course of providing services to its customers. These contingencies are generally the result of contracts that require the Company to comply with certain performance measurements or the delivery of certain services by a specified deadline. The Company believes the liability, if any, incurred under these contract provisions will not have a material adverse effect on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

The Company has certain contingent liabilities related to prior acquisitions. The Company adjusts these liabilities to fair value at each reporting period. The Company had a $0.7 million liability related to HandsOn Global Management’s (“HGM”) acquisition of BancTec, Inc. for both December 31, 2018 and 2017, respectively. The fair value is determined using an earn out method based on the agreement terms. This fair value measurement represents a Level 3 measurement as it is based on significant inputs not observable in the market. Significant judgment is employed in determining the appropriateness of these assumptions.

13. Fair Value Measurement

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2018 and December 31, 2017 due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 98.0% and 95.5%, respectively, of the respective principal balance outstanding as of December 30, 2018. The carrying value approximates the fair value for the long-term debt. The Company acquired $11.7 million of other long-term debt from Novitex (refer to Note 3), which primarily relates to the financing of equipment. Other debt represents the Company's outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt using Level 2 inputs including the recent issue of the debt, the Company’s credit rating, and the current risk-free rate. The Company’s contingent liabilities related to prior acquisitions are re-measured each period and represent a Level 2 measurement as it is based on using an earn out method based on the agreement terms.

The Company determined the fair value of the interest rate swap using Level 2 inputs. The Company uses closing prices as provided by a third party institution. (Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies).

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2018 and December 31, 2017:

	Carrying	Fair	Fair Value Measurements
As of December 31, 2018	Amount	Value	Level 1	Level 2	Level 3
Recurring and nonrecurring assets and liabilities:
Acquisition contingent liability	$721	$721	$—	$—	$721
Long-term debt	1,306,423	1,316,306	—	1,316,306	—
Interest rate swap	—	—	—	—	—
Goodwill	708,258	708,258	—	—	708,258

	Carrying	Fair	Fair Value Measurements
As of December 31, 2017	Amount	Value	Level 1	Level 2	Level 3
Recurring and nonrecurring assets and liabilities:
Acquisition contingent liability	$721	$721	$—	$—	$721
Long-term debt	1,276,094	1,308,478	—	1,308,478	—
Interest rate swap	1,297	1,297	—	1,297	—
Goodwill	747,325	747,325	—	—	747,325

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

	December 31,
	2018	2017
Balance as of January 1,	$721	$721
Payments/Reductions	—	—
Balance as of December 31,	$721	$721

During 2018 and 2017, goodwill impairment charges totaling $44.4 million, including taxes, were recognized within our LLPS segment. See Note 7.

14. Stock-Based Compensation

At Closing, SourceHOV had 24,535 restricted stock units (“RSUs”) outstanding under its 2013 Long Term Incentive Plan (“2013 Plan”). Simultaneous with the Closing, the 2013 Plan, as well as all vested and unvested RSUs under the 2013 Plan, were assumed by Ex-Sigma, LLC ("Ex-Sigma"), an entity formed by the former SourceHOV equity holders, which is also the Company's principal stockholder. In accordance with U.S. GAAP, the Company will continue to incur compensation expense related to the 9,880 unvested RSUs as of July 12, 2017 on a straight-line basis until fully vested, as the recipients of the RSUs are employees of the Company. Subject to continuous employment and other terms of the 2013 Plan, all remaining unvested RSU’s with initial vesting period of 3 or 4 years will vest in April 2019. As of December 31, 2018 there are 2,675 nonvested shares related to the 2013 Plan with a weighted average remaining contractual life of .33 years and a weighted average aggregate intrinsic value of $1,633.

Exela 2018 Stock Incentive Plan

On December 20, 2017, Exela’s 2018 Stock Incentive Plan (the “2018 Plan”) became effective. The 2018 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based compensation to eligible participants. Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The Company determines the vesting period for each option award on the grant date, and the options generally expire 10 years from the grant date. The Company will be authorized to issue up to 8,196,482 shares of Common Stock.

A summary of the status of restricted stock units related to the 2018 Plan as of December 31, 2018 is presented as follows:

			Average
		Weighted	Remaining	Aggregate
	Number	Average Grant	Contractual Life	Intrinsic Value
	of Shares	Date Fair Value	(Years)	($)
Shares granted	1,020,220	5.86	—	—
Shares forfeited	—	—	—	—
Shares vested	(126,923)	—	—	—
Nonvested as of December 31, 2018	893,297	$5.86	0.76	$5,239

Options

Options are granted with an exercise price not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. The weighted average remaining contractual life for stock options is 9.68 years. Stock option activity in the first twelve months of 2018 is summarized in the following table:

		Weighted	Average Remaining
		Average	Vesting Period	Aggregate
	Outstanding	Exercise Price	(Years)	Intrinsic Value ($)
Granted	3,570,300	$6.06	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Expired	—	—	—	—
Balance at December 31, 2018	3,570,300	$6.06	2.92	$9,590

As of December 31, 2018, there was approximately $13.9 million of total unrecognized compensation expense related to non-vested awards for the 2013 Plan and 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $7.6 million, $6.7 million, and $7.1 million related to the 2013 Plan and 2018 Plan awards for the years ended December 31, 2018, 2017, and 2016.

15. Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock, par value $0.0001 per share. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock or as provided for in the Director Nomination Agreements, the holders of Exela Common Stock possess all voting power for the election of Exela's directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of Exela Common Stock are entitled to one vote per share on matters to be voted on by stockholders.  Holders of Exela Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefore and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock. In January 2018, 1,625,000 shares of Series A Preferred Stock were converted into 1,987,767 shares of common stock. As of December 31, 2018, there were 152,692,140 shares of Common Stock issued and 150,142,955 shares outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2018, the Company had 4,569,233 shares of Series A Preferred Stock outstanding. The par value of the Series A Preferred Stock is $0.0001 per share.  Each share of Series A Preferred Stock will be convertible at the holder's option, at any time after the six month anniversary and prior to the third anniversary of the issue date, initially into 1.2226 shares of Exela Common Stock (assuming a conversion price of $8.80 per share and a third anniversary expected liquidation preference of $10.75911 per the below). Due to a Fundamental Change (as defined in the Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock) that occurred on August 1, 2017 as described in the beneficial conversion feature section of Note 2, holders of Series A Preferred Stock were able to convert their shares prior to the six month anniversary. Based on such assumed conversion rate, approximately 11,240,869 shares of Exela Common Stock would be issuable upon conversion of all of the shares of Series A Preferred Stock at the six month anniversary of the issue date. As of December 31, 2018, an additional 5,586,344 shares of Common Stock are issuable upon conversion of the remaining 4,569,233 shares of Series A Preferred Stock.

Holders of the Series A Preferred Stock will be entitled to receive cumulative dividends at a rate per annum of 10% of the Liquidation Preference per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date until the third anniversary of the issue date, the amount of all accrued but unpaid dividends on the Series A Preferred Stock will be added to the Liquidation Preference without any action by the Company’s board of directors. For the year ended December 31, 2018, this amount was $3.7 million as reflected on the Consolidated Statement of Operations. The cumulative accrued but unpaid dividends of the Series A Preferred Stock since their inception on July 12, 2017 is $6.1 million. The per share average of cumulative preferred dividends is 0.8 dollars.

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

Treasury Stock

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company may, from time to time, purchase up to 5,000,000 shares of its Common Stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The decision as to whether to purchase any shares and the timing of purchases, if any, will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. The Share Buyback Program does not obligate the Company to purchase any shares and expires in 24 months. The Share Buyback Program may be terminated or amended by the Company’s board of directors in its discretion at any time. We purchased 2,499,885 shares in 2018 at an average share price of $4.71. As of December 31, 2018, 2,549,185 shares had been repurchased under the share buyback program and they are held in treasury stock. The Company records treasury stock using the cost method.

Warrants

At December 31, 2018, there were a total of 34,988,302 warrants outstanding. As part of its IPO, Quinpario had issued 35,000,000 units including one share of Common Stock and one warrant. The warrants are traded on the OTC Bulletin board as of December 31, 2018.

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

The Company may call the warrants for redemption at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if, and only if, the last sales price of the shares of Common Stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period (the “30-day trading period”) ending three business days before the Company sends the notice of redemption, and if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption.

16. Related-Party Transactions

Leasing Transactions

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates through common interest held by Ex-Sigma 2 LLC, our largest stockholders. The rental expense for these operating leases was $0.7 million, $0.7 million, and $0.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Consulting Agreements

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain stockholders and the president of Oakana Holdings, Inc. The expense recognized for these services was approximately $0.2 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2016, the Company incurred no expenses for these services.

The Company receives consulting services from Shadow Pond, LLC.  Shadow Pond, LLC is wholly-owned and controlled by Vik Negi, our Executive Vice President Treasury and Business Affairs.  The consulting arrangement was established to compensate Mr. Negi for his services to the Company prior to becoming an employee.  The expense recognized for these services was approximately $0.1 million, $0.5 million, and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The consulting arrangement with Shadow Pond, LLC terminated  and Mr. Negi continues to provide services as an employee of the Company.

Relationship with HandsOn Global Management

The Company incurred management fees to HGM, SourceHOV’s former owner, of $6.0 million for each of the years ended December 31, 2017 and 2016. The contract with HGM was terminated upon consummation of the Novitex Business Combination, and no fees were payable after July 12, 2017.

The Company incurred reimbursable travel expenses to HGM of less than $0.1 million $0.9 million and $1.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and SourceHOV, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, SourceHOV is party to ten master agreements with entities affiliated with HGM’s ventures portfolio, each of which were entered into during 2015 and 2016. Each master agreement provides SourceHOV with free use of technology and includes a reseller arrangement pursuant to which SourceHOV is entitled to sell these services to third parties. Any revenue earned by SourceHOV in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of SourceHOV. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM ventures portfolio. SourceHOV has the license to use and resell such brands, as described therein. We incurred fees relating to these agreements of $0.6 million, $0.6 million, and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

During 2017, the Company incurred contract cancellation and advising fees to HGM of $23.0 million, $10.0 million of which was paid by the issuance of 1,250,000 shares of Common Stock, relating to the Novitex Business Combination. No such fees were incurred in 2018.

Relationship with HOV Services, Ltd.

HOV Services, Ltd., a former stockholder of SourceHOV who currently owns equity interest in the Company through Ex-Sigma, provides the Company data capture and technology services. The expense recognized for these services was approximately $1.6 million, $1.7 million, and $1.7 million for the years ended December 31, 2018, 2017, and 2016, respectively, and is included in cost of revenue in the consolidated statements of operations.

Relationship with Apollo Global Management, LLC

The Company provides services to and receives services from certain companies controlled by investment funds affiliated with Apollo Global Management, LLC (“Apollo”). Investment funds affiliated with Apollo also control one of our largest stockholders, Novitex Holdings, which has the right to designate two of the Company's directors and has certain other consent rights under the Director Nomination Agreement. For the years ended December 31, 2018 and 2017 there were related party revenues of $0.6 million and $0.3 million, respectively, for services received from an Apollo affiliated company with a common Apollo designated director. For the year ended December 31, 2016, the Company incurred no expenses for these services.

On January 18, 2017, Novitex Solutions entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC (‘‘Caesars’’), a portion of which is owned by an affiliate of Apollo. Pursuant to this master purchase and professional services agreement, Novitex Solutions provides managed print services to Caesars, including general equipment operation, supply management, support services and technical support. We recognized revenue of $4.1 million and $1.2 million for year ended December 31, 2018 and 2017.  For the year ended December 31, 2016 there were no revenues from this agreement.

On May 5, 2017, Novitex Solutions entered into a master services agreement with ADT LLC, a portion of which is owned by affiliates of Apollo.   Pursuant to this master services agreement, Novitex Solutions provides ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. We recognized revenue of $0.6 million and less than $0.1 million in our consolidated statements of operations from ADT LLC under this master services agreement for the year ended December 31, 2018 and 2017. For the year ended December 31, 2016 there were no revenues from this agreement.

On July 20, 2017, Novitex Solutions entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, Novitex Solutions provides commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $5.7 million for the year ended December 31, 2018 and cost of revenue of $0.1 million for the year ended December 31, 2018 from Diamond Resorts Centralized Services Company under this master services agreement. No revenue or cost of revenue was recognized in 2017 or 2016 under this agreement.

In April 2016, Novitex Solutions entered into a master services agreement with Presidio Networked Solutions Group, LLC ("Presidio Group"), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo and with a common Apollo designated director. Pursuant to this master services agreement, Presidio Group provides Novitex Solutions with employees, subcontractors, and/or goods and services. For the year ended December  31, 2018 and 2017 there were related party expenses of $0.7 million and $0.3 million, respectively, for this service. For the year ended December 31, 2016 there were no expenses from this agreement.

Payable Balances with Affiliates

Payable balances with affiliates as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	Payable	Payable
HOV Services, Ltd	$405	$286
Rule 14	127	158
HGM	6,998	13,689
Apollo affiliated company	205	312
	$7,735	$14,445

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

	Year December 31, 2018
	ITPS	HS	LLPS	Total
Revenue	1,273,647	228,015	84,560	1,586,222
Cost of revenue	1,007,301	151,367	51,206	1,209,874
Selling, general and administrative expenses				184,651
Depreciation and amortization				145,485
Impairment of goodwill and other intangible assets				48,127
Related party expense				4,334
Interest expense, net				153,095
Loss on extinguishment of debt				1,067
Sundry expense (income), net				(3,271)
Other income, net				(3,030)
Net loss before income taxes				$(154,110)

	Year ended December 31, 2017
	ITPS	HS	LLPS	Total
Revenue	827,110	233,595	91,619	1,152,324
Cost of revenue	620,719	152,864	55,560	829,143
Selling, general and administrative expenses				220,955
Depreciation and amortization				98,890
Impairment of goodwill and other intangible assets				69,437
Related party expense				33,431
Interest expense, net				128,489
Loss on extinguishment of debt				35,512
Sundry expense (income), net				2,295
Other income, net				(1,297)
Net loss before income taxes				$(264,531)

	Year December 31, 2016
	ITPS	HS	LLPS	Total
Revenue	439,924	247,796	102,206	789,926
Cost of revenue	296,848	158,800	63,473	519,121
Selling, general and administrative expenses				130,437
Depreciation and amortization				79,639
Related party expense				10,493
Interest expense, net				109,414
Sundry expense (income), net				712
Net loss before income taxes				$(59,890)

The following table presents revenues by principal geographic area where the Company’s customers are located for the years ended December 31, 2018, 2017, and 2016.

	Years ended December 31,
	2018	2017	2016
United States	$1,347,516	$1,000,827	$654,565
Europe	211,314	136,531	131,287
Other	27,392	14,966	4,074
Total Consolidated Revenue	$1,586,222	$1,152,324	$789,926

18. Selected Quarterly Financial Results (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2018 and 2017:

	Q1 2018	Q2 2018	Q3 2018	Q4 2018
Revenue	$393,167	$410,382	$383,030	$399,643
Cost of revenue (exclusive of depreciation and amortization)	293,792	313,954	295,936	306,192
Selling, general and administrative expenses	45,595	46,723	44,913	47,420
Depreciation and amortization	38,019	36,368	35,041	36,057
Impairment of goodwill and other intangible assets	—	—	—	48,127
Related party expense	1,105	1,402	759	1,068
Operating income (loss)	14,656	11,935	6,381	(39,221)

Other expense (income), net:
Interest expense, net	38,017	38,527	38,339	38,212
Loss on extinguishment of debt	—	—	1,067	—
Sundry expense (income), net	(64)	(2,325)	(2,571)	1,689
Other income, net	(3,328)	(704)	(781)	1,783
Net loss before income taxes	(19,969)	(23,563)	(29,673)	(80,905)
Income tax (expense) benefit	(4,025)	(1,619)	733	(3,496)
Net loss	(23,994)	(25,182)	(28,940)	(84,401)
Cumulative dividends for Series A Preferred Stock	(914)	(914)	(914)	(914)
Net loss attributable to common stockholders	$(24,908)	$(26,096)	$(29,854)	$(85,315)
Weighted average outstanding common shares	152,140,117	152,259,589	151,663,670	152,343,823
Earnings per share:
Basic and diluted	$(0.16)	$(0.17)	$(0.20)	$(0.54)

	Q1 2017	Q2 2017	Q3 2017	Q4 2017
Revenue	$218,260	$209,382	$338,393	$386,289
Cost of revenue (exclusive of depreciation and amortization)	143,708	140,418	255,116	289,901
Selling, general and administrative expenses	35,581	34,998	102,048	48,328
Depreciation and amortization	21,320	21,406	28,052	28,112
Impairment of goodwill and other intangible assets	—	—	—	69,437
Related party expense	2,385	2,456	26,892	1,698
Operating income (loss)	15,266	10,104	(73,715)	(51,187)

Other expense (income), net:
Interest expense, net	26,219	27,869	37,652	36,749
Loss on extinguishment of debt	—	—	35,512	—
Sundry expense (income), net	2,724	(327)	563	(665)
Other income, net	—	—	—	(1,297)
Net loss before income taxes	(13,677)	(17,438)	(147,442)	(85,974)
Income tax (expense) benefit	(2,004)	(2,074)	37,002	27,322
Net loss	(15,681)	(19,512)	(110,440)	(58,652)
Dividend equivalent on Series A Preferred Stock related to beneficial conversion feature	—	—	(16,375)	—
Cumulative dividends for Series A Preferred Stock	—	—	(1,225)	(1,264)
Net loss attributable to common stockholders	$(15,681)	$(19,512)	$(128,040)	$(59,916)
Weighted average outstanding common shares	67,827,401	69,721,078	138,895,681	150,569,877
Earnings per share:			—
Basic and diluted	$(0.23)	$(0.28)	$(0.92)	$(0.40)

19. Subsequent Events

The Company performed its subsequent event procedures through March 19, 2019, the date these consolidated financial statements were made available for issuance.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon that evaluation, as discussed below, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

On April 10, 2018, we completed the acquisition of Asterion International Group, whose financial statements constitute $18 million of total assets and $59.7 million of total revenues of the consolidated financial statements as of and for the year ended December 31, 2018.  In accordance with SEC guidance, management has elected to exclude this acquisition from its 2018 assessment of and report on internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the “COSO 2013 Framework”). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2018 due to material weaknesses in our internal control over financial reporting described below.

Control Environment

We had insufficient internal resources with appropriate knowledge and expertise to design and implement, document and operate effective financial reporting processes and internal controls and to supervise control implementation activities provided by third party contractors during the reporting period.

We did not have formal policies and procedures to hold personnel accountable for their internal control responsibilities through performance measurement plans and goals, and our personnel did not have sufficient training on the COSO 2013 Framework and its implications on financial reporting and their related internal control roles and responsibilities.

Risk Assessment

We did not have an effective risk assessment process that defined clear financial reporting objectives and that identified and evaluated risks of misstatement due to error over certain financial reporting processes and developed internal controls to mitigate those risks.  In addition, the Company did not determine modifications required to certain financial reporting processes and related control activities as a result of changes in the application of U.S. generally accepted accounting principles related to the planned adoption of ASC Topic 842, Leases, and in connection with a business acquisition.

Information and Communication

We did not establish sufficient controls over various information technology systems used by us to ensure that appropriate and accurate information was available to financial reporting personnel on a timely basis in order to fulfill control responsibilities.

Monitoring Activities

We did not design, implement and operate effective monitoring activities to ascertain whether the processes and internal controls related to the five COSO 2013 Framework components (and underlying principles) were present and functioning.  We did not have a timely process to remediate existing control deficiencies.

Control Activities

As a consequence of the ineffective control environment, risk assessment, information and communication and monitoring activities components, we did not design, implement, and maintain effective control activities at the transaction level over certain significant accounts to mitigate the risk of material misstatement in financial reporting.  We did not develop written policies and procedures at a sufficient level of detail or retain the required documentation to demonstrate the consistent and timely operation of the controls at a sufficient level of precision to prevent and detect potential misstatements.

The following deficiencies in control activities were identified:

Financial Statement Close and Reporting Process

We had ineffective design and implementation and operation of controls over the completeness, existence and accuracy of the financial statement close and reporting process and financial statement disclosures.

GITCs and Automated Controls

We did not design and maintain effective complementary entity user controls and effective general information technology controls (“GITCs”) for the information systems related to transactions processed by service organizations on our behalf.  Specifically, we did not:

•

establish effective complementary entity user controls and effective financial and IT user access controls for the IT systems managed by service organizations related to payroll and certain revenue transactions across all components and procurement at the Novitex component to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel;

• establish program change management controls related to procurement at the Novitex component to ensure that all program changes were subject to appropriate approval and testing before the launch of the program changes into live production and post-implementation testing; and

• assign responsibility and authority to individuals who were responsible for managing the financial reporting and control activities conducted by the service organizations on our behalf.

We did not design and maintain effective GITCs over IT applications supporting the procurement process at two components, BancTec Americas and Rust.  We did not design effective GITCs over IT applications supporting the lease IT application at Novitex.  Specifically, we did not design and implement and operate effective GITCs over these IT systems including:

•	establish a baseline operation of these IT systems to ensure they operated as intended in accordance with financial reporting and business objectives;
•

establish program change management controls to ensure that all program changes were subject to appropriate approval and testing before the launch of the program changes into live production and post-implementation testing; and

•	establish effective user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate financial and IT personnel

Accordingly, automated process-level controls and manual controls that are dependent upon the information derived from these IT systems related to payroll, revenue, procurement and leases are also determined to be ineffective as noted in Other Control Activities below.

Other Control Activities

We had ineffective design and implementation and operation of other control activities affecting the following consolidated accounts or at specific components as described:

•	The completeness, existence and accuracy of revenue and deferred revenue transactions, including customer deposits and accounts receivable.
•

The completeness, existence and accuracy of the procurement of goods and services and invoice processing and the completeness and accuracy and presentation of accounts payable and accrued liabilities and operating expenses.

•	The completeness, existence, accuracy and presentation of payroll and related expenses and accrued compensation and benefits.
•	The completeness, existence and accuracy of lease expense, capital lease obligations and the presentation of operating and capital lease disclosures.

•	The completeness, existence and accuracy of fixed assets additions and disposals and related depreciation at the Novitex component.
•	The completeness and accuracy of restricted cash and obligation for claim payments and the presentation of restricted cash at the Rust component
•	The completeness and accuracy of outsource contract cost additions in the current year

Some of these control deficiencies resulted in immaterial misstatements to the preliminary consolidated financial statements that were corrected prior to the issuance of the consolidated financial statements.  These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2018.

Our independent registered public accounting firm, KPMG, LLP, who audited the consolidated financial statements included in this annual report, has expressed an adverse report on the operating effectiveness of our internal control over financial reporting. KPMG LLP's report appears on page 67 of this Annual Report.

Changes in Internal Control over Financial Reporting

2017 Material Weakness

We implemented internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) over financial reporting during 2018 in response to no longer being classified as an emerging growth company and being required to report on the effectiveness of our internal controls over financial reporting.

In 2017, we disclosed the following material weakness:

We lack formal policies and procedures and related controls related to the supervision of specialists engaged to assist management in developing accounting conclusions with respect to a specific revenue contract and stock-based compensation.

In response, we made the following changes in our internal control over financial reporting during the fiscal year ended December 31, 2018 to remediate this material weakness in internal control over financial reporting, specifically:

•	assigned roles and responsibilities and held individuals accountable for managing the relationship with the external specialists;
•	designed and implemented written policies and procedures to address our review and supervision of work performed by specialists on our behalf;
•

designed and implemented controls to address the completeness, existence and accuracy of the calculations and work product prepared by the specialists in specific areas related to the accounting for a specific revenue contract and stock-based compensation as noted in the prior year’s material weakness.

2018 Interim Material Weaknesses

During the quarter ended June 30, 2018, the Company identified material weaknesses in general information technology controls as follows:

•

We did not design and maintain effective GITCs related to all information technology enterprise resource planning systems (ERP systems) and certain supporting revenue databases used in all of our financial reporting.  Specifically, the Company did not have effective systems development, program change management or logical access controls to support its IT operating systems, databases and IT applications.

•	We did not design and maintain effective GITCs over electronic report writers used to extract information from IT systems in the analysis of financial information.
•

We did not design and maintain effective complementary entity user access controls for the information systems related to payroll and certain revenue transactions processed by service organizations across all components; and effective complementary entity user controls related to user access and program change over procurement transactions processed by service organizations at the Novitex component.

Accordingly, all automated process level controls and manual controls that were dependent upon the completeness and accuracy of information derived from these IT systems were also ineffective.

The Company completed the following remediation activities to address these material weaknesses except for those material weaknesses described above under section Management’s Report on Internal Control over Financial Reporting:

• designed and communicated written policies and procedures over systems development process, program change management and logical access over the certain ERP systems, revenue databases at these components and over the use of report writers in financial reporting processes and controls at these components;

• designed and implemented and operated effective GITCs over these IT systems including:
o	established a baseline operation of the IT systems to ensure it operated as it was intended in accordance with financial reporting and business objectives;
o

established program change management controls to ensure that all program changes were subject to appropriate approval and testing before the launch of the program changes into live production and post-implementation testing;

o	established effective user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate financial and IT personnel;
• established effective oversight and monitoring activities over the Company’s IT and financial reporting systems.

Management concluded based on the remediation actions described above that our GITCs were designed and implemented effectively as of December 31, 2018 related to the ERP, revenue databases and report writers across all components.  However, we did not have sufficient time to remediate all our material weaknesses related to IT systems.

Except for the material weaknesses described above under Management’s Report on Internal Control over Financial Reporting that occurred throughout the year, and the remediation of the 2017 and 2018 Interim Material Weaknesses described above, there were no other changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

We identified and began to implement several steps, as further described below, to remediate the material weaknesses described in this Item 9A and to enhance our overall control environment.  We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

Our remediation process includes, but is not limited to:

• hiring additional internal and external resources to design, implement and enforce internal control responsibilities;

• hiring internal resources with appropriate knowledge and expertise to operate effectively financial reporting processes and internal controls;

• holding educational sessions with relevant personnel on COSO 2013 Framework and their financial reporting and related internal control responsibilities;

• implementing specific measures to hold individuals accountable for their internal control responsibilities;

• strengthening our GITCs with improved documentation standards, technical oversight and training related to payroll and procurement transactions processed by service organizations; and

• designing specific written review policies and procedures to improve controls in revenue, restricted cash, outsource contract costs additions, financial statement close and reporting process, and accounting for leases and the related disclosures.

We are working diligently to have our enhanced review procedures and documentation standards in place and operating effectively.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our executive officers is contained in the section titled “Executive Officers” in Part I of this Annual Report.

The other information required by this Item will be included in our Proxy Statement for the 2019 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Continuing Members of the Board of Directors,” “Additional Information Concerning the Board of Directors of the Company,” Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018 and is incorporated by reference in this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2019 Annual General Meeting of Shareholders under the captions “Executive Compensation” and “Director Remuneration,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018 and is incorporated by reference in this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2019 Annual General Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018 and is incorporated by reference in this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2019 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018 and is incorporated by reference in this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2019 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2018 and is incorporated by reference in this Annual Report.

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a) (1) Financial Statements

(a)(3) Exhibits

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
2.1

Novitex Business Combination Agreement, dated as of February 21, 2017, by and among Quinpario Acquisition Corp. 2, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., Novitex Holdings, Inc., SourceHOV Holdings, Inc., Novitex Parent, L.P, HOVS LLC and HandsOn Fund 4 I, LLC (2)

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

10.1	Modification Agreement, dated as of June 15, 2017(3)
10.2	Amended & Restated Registration Rights Agreement, dated July 12, 2017, by and among the Company and the Holders(4)
10.3	Director Nomination Agreement, dated July 12, 2017, by and between the Company and Apollo Novitex Holdings, L.P.(4)
10.4	Exela Technologies, Inc. Director Nomination Agreement, dated July 12, 2017, by and among the Company, the HGM Group and Ex‑Sigma 2 LLC(4)

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
10.5

First Amendment to First Lien Credit Agreement, dated July 13, 2018, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, the Lenders Party Thereto, Royal Bank of Canada, RBC Capital Markets, Credit Suisse Securities (USA) LLC, Natixis, New York Branch and KKR Capital Markets LLC(6)

21.1	Subsidiaries of Exela Technologies Inc.	Filed
23.1	Consent of KPMG LLP	Filed
31.1

Certification of the Principal Executive Officer required by Rule 13a‑14(a) and Rule 15d‑14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Filed
31.2

Certification of the Principal Financial and Accounting Officer required by Rule 13a‑14(a) and Rule 15d‑14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Filed
32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed
101.SCH	XBRL Taxonomy Extension Schema	Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S‑1 (SEC File No. 333‑198988).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8‑K filed on February 22, 2017.
(3)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on June 21, 2017.
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on July 18, 2017.
(5)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on December 21, 2017.
(6)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on July 17, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ RONALD COGBURN
March 19, 2019		Ronald Cogburn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ RONALD COGBURN
March 19, 2019		Ronald Cogburn, Chief Executive Officer
(Principal Executive Officer) and Director

Dated:	By:	/s/ JIM REYNOLDS
March 19, 2019		Jim Reynolds, Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer) and Director

Dated:	By:	/s/ PAR CHADHA
March 19, 2019		Par Chadha, Chairman of the Board of Directors

Dated:	By:	/s/ MATTHEW H. NORD
March 19, 2019		Matthew H. Nord, Director

Dated:	By:	/s/ JOSHUA M. BLACK
March 19, 2019		Joshua M. Black, Director

Dated:	By:	/s/ NATHANIEL J. LIPMAN
March 19, 2019		Nathaniel J. Lipman, Director

Dated:	By:	/s/ JOHN H. REXFORD
March 19, 2019		John H. Rexford, Director