Form 10-Q
period 2019-03-31
Exela Technologies, Inc.
filed 2019-05-10
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001‑36788

EXELA TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47‑1347291
(State of or other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 E. Grauwyler Rd. Irving, TX	75061
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (844) 935-2832

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.0001 per share	XELA	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of May 8, 2019 the registrant had 150,142,955 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended March 31, 2019

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2019 and December 31, 2018

(in thousands of United States dollars except share and per share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$8,262	$25,615
Restricted cash	4,998	18,239
Accounts receivable, net of allowance for doubtful accounts of $5,913 and $4,359 respectively	278,064	270,812
Inventories, net	16,321	16,220
Prepaid expenses and other current assets	25,330	25,015
Total current assets	332,975	355,901
Property, plant and equipment, net of accumulated depreciation of $163,199 and $154,060 respectively	129,621	132,986
Operating lease right-of-use asset, net	100,727	—
Goodwill	708,285	708,258
Intangible assets, net	397,412	407,021
Deferred income tax assets	16,202	16,225
Other noncurrent assets	17,667	19,391
Total assets	$1,702,889	$1,639,782

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$90,924	$99,853
Related party payables	6,184	7,735
Income tax payable	4,898	1,996
Accrued liabilities	63,138	66,008
Accrued compensation and benefits	57,961	54,583
Accrued interest	23,928	49,071
Customer deposits	28,410	34,235
Deferred revenue	19,966	16,504
Obligation for claim payment	46,063	56,002
Current portion of finance lease obligations	15,961	17,498
Current portion of operating lease obligations	27,368	—
Current portion of long-term debt	32,821	29,237
Total current liabilities	417,622	432,722
Long-term debt, net of current maturities	1,336,152	1,306,423
Finance lease obligations, net of current portion	27,231	26,738
Pension liability	25,514	25,269
Deferred income tax liabilities	12,439	11,212
Long-term income tax liability	3,158	3,024
Operating lease right-of-use liability, net of current portion	78,290	—
Other long-term liabilities	6,747	15,400
Total liabilities	1,907,153	1,820,788
Commitment and Contingencies (Note 9)

Stockholders' equity (deficit)
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 152,692,140 shares issued and 150,142,955 outstanding at March 31, 2019 and December 31, 2018	15	15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 4,569,233 shares issued and outstanding at March 31, 2019 and December 31, 2018	1	1
Additional paid in capital	482,018	482,018
Less: common stock held in treasury, at cost; 2,549,185 shares at March 31, 2019 and December 31, 2018	(10,342)	(10,342)
Equity-based compensation	44,529	41,731
Accumulated deficit	(707,787)	(678,563)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(3,173)	(6,565)
Unrealized pension actuarial losses, net of tax	(9,525)	(9,301)
Total accumulated other comprehensive loss	(12,698)	(15,866)
Total stockholders’ deficit	(204,264)	(181,006)
Total liabilities and stockholders’ deficit	$1,702,889	$1,639,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2019 and 2018

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$403,765	$393,167
Cost of revenue (exclusive of depreciation and amortization)	306,882	293,792
Selling, general and administrative expenses	49,949	45,595
Depreciation and amortization	28,020	38,019
Related party expense	994	1,105
Operating income	17,920	14,656
Other expense (income), net:
Interest expense, net	38,899	38,017
Sundry expense (income), net	2,531	(64)
Other income, net	1,677	(3,328)
Net loss before income taxes	(25,187)	(19,969)
Income tax (expense) benefit	(4,720)	(4,025)
Net loss	$(29,907)	$(23,994)
Cumulative dividends for Series A Preferred Stock	(914)	(914)
Net loss attributable to common stockholders	$(30,821)	$(24,908)
Loss per share:
Basic and diluted	$(0.21)	$(0.16)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2019 and 2018

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net Loss	$(29,907)	$(23,994)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	3,392	(268)
Unrealized pension actuarial gains (losses), net of tax	(224)	(403)
Total other comprehensive loss, net of tax	$(26,739)	$(24,665)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March  31, 2019 and 2018

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2018	150,529,151	$15	6,194,233	$1	49,300	$(249)	$482,018	$34,085	$(194)	$(11,054)	$(514,628)	$(10,006)
Implementation of ASU 2014-09 (Note 2)											(1,419)	(1,419)
Net loss January 1 to March 31, 2018	—	—	—	—	—	—	—	—	—	—	(23,994)	(23,994)
Equity-based compensation	—	—	—	—	—	—	—	959	—	—	—	959
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(268)	—	—	(268)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(403)	—	(403)
Preferred shares converted to common	1,986,767	—	(1,625,000)	—	—	—	—	—	—	—	—	—
Balances at March 31, 2018	152,515,918	$15	4,569,233	1	49,300	$(249)	$482,018	$35,044	$(462)	$(11,457)	$(540,041)	$(35,131)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2019	150,142,955	$15	4,569,233	$1	2,549,185	$(10,342)	$482,018	$41,731	$(6,565)	$(9,301)	$(678,563)	$(181,006)
Implementation of ASU 2016-02 (Note 4)	—	—	—	—	—	—	—	—	—	—	683	683
Net loss January 1 to March 31, 2019	—	—	—	—	—	—	—	—	—	—	(29,907)	(29,907)
Equity-based compensation	—	—	—	—	—	—	—	2,798	—	—	—	2,798
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,392	—	—	3,392
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(224)	—	(224)
Balances at March 31, 2019	150,142,955	$15	4,569,233	$1	2,549,185	$(10,342)	$482,018	$44,529	$(3,173)	$(9,525)	$(707,787)	$(204,264)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(29,907)	$(23,994)
Adjustments to reconcile net loss
Depreciation and amortization	28,020	38,019
Original issue discount and debt issuance cost amortization	2,852	2,595
Provision for doubtful accounts	800	481
Deferred income tax provision	1,076	835
Share-based compensation expense	2,798	959
Foreign currency remeasurement	35	(323)
Loss on sale of assets	9	253
Fair value adjustment for interest rate swap	1,677	(3,328)
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	(8,742)	(10,876)
Prepaid expenses and other assets	(632)	(5,567)
Accounts payable and accrued liabilities	(33,574)	(18,864)
Related party payables	(1,551)	(273)
Net cash used in operating activities	(37,139)	(20,083)

Cash flows from investing activities
Purchase of property, plant and equipment	(5,572)	(5,957)
Additions to internally developed software	(1,879)	(1,092)
Additions to outsourcing contract costs	(5,561)	(1,596)
Proceeds from sale of assets	7	2
Net cash used in investing activities	(13,005)	(8,643)

Cash flows from financing activities
Repurchases of common stock	(2,872)	—
Proceeds from financing obligation	566	1,863
Cash paid for equity issue costs	—	(7,500)
Net borrowings under factoring agreement	1,118	—
Borrowings from revolver and swing-line loan	51,000	25,000
Repayments from revolver and swing-line loan	(21,000)	(25,000)
Principal payments on finance lease obligations	(5,077)	(4,803)
Principal payments on long-term obligations	(4,153)	(2,947)
Net cash provided by (used in) financing activities	19,582	(13,387)
Effect of exchange rates on cash	(32)	55
Net decrease in cash and cash equivalents	(30,594)	(42,058)
Cash, restricted cash, and cash equivalents
Beginning of period	43,854	81,489
End of period	$13,260	$39,431

Supplemental cash flow data:
Income tax payments, net of refunds received	$1,356	$1,053
Interest paid	60,573	66,192
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	4,097	4,432
Accrued capital expenditures	809	1,101

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

1.     General

These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2018 included in the Exela Technologies, Inc. (the "Company," "Exela," "we," "our" or "us") annual report on Form 10-K for such period (the “2018 Form 10-K”).

The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America ("GAAP") and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission ("SEC") Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.

The condensed consolidated financial statements are unaudited, but in our opinion include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim period. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

Net Loss per Share

Earnings per share ("EPS") is computed by dividing net loss available to holders of the Company's common stock, par value $0.0001 per share (“Common Stock”) by the weighted average number of shares of Common Stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, using the more dilutive of the two-class method or if-converted method in periods of earnings. The two-class method is an earnings allocation method that determines earnings per share for Common Stock and participating securities. As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) was calculated based on the if-converted method. Diluted EPS excludes all dilutive potential of shares of Common Stock if their effect is anti-dilutive.

For the three months ended March 31, 2019 outstanding shares of the Series A Preferred Stock, if converted would have resulted in an additional 5,586,344 shares of Common Stock outstanding, but were not included in the computation of diluted loss per share as their effects were anti-dilutive.

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

	Three Months Ended March 31,
	2019	2018
Net loss attributable to common stockholders (A)	$(30,821)	$(24,908)
Weighted average common shares outstanding - basic and diluted (B)	150,142,955	152,140,117
Loss Per Share:
Basic and diluted (A/B)	$(0.21)	$(0.16)

2.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) no. 2016-02, Leases (ASC 842). This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted this guidance effective January 1, 2019, under the modified retrospective transition method provided by ASU 2018-11 with the following practical expedients below:

•	Not to record the leases with an initial term of 12 months on the balance sheet; and
•	Not to reassess the (1) definition of a lease, (2) lease classification, and (3) initial direct costs for existing leases during transition.

The adoption had a material impact on the Company's unaudited consolidated balance sheets, but did not have a material impact on the Company's unaudited consolidated income statements and unaudited consolidated statements of cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while the Company's accounting for finance leases remained substantially unchanged. See Note 4 for relevant disclosures.

Effective January 1, 2019 the Company adopted ASU no. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this ASU addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the quarter ended March 31, 2019.

Effective January 1, 2019 the Company adopted ASU no. 2017-12, Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align the risk management activities and financial reporting for these hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the quarter ended March 31, 2019.

Effective January 1, 2019 the Company adopted ASU no. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU address a narrow-scope financial reporting issue related to the tax effects that may become “stranded” in accumulated other comprehensive income (“AOCI”) as a result of the Tax Cuts and Jobs Act (“TCJA”). An entity may elect to reclassify the income tax effects of the TCJA on items within AOCI to retained earnings. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the quarter ended March 31, 2019.

Effective January 1, 2019 the Company adopted ASU no. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to amend the accounting for share-based payment awards issued to nonemployees. Under the revised guidance, the accounting for awards issued to nonemployees will be similar to the model for employee awards, except the ASU allows an entity to elect on an award-by-award basis to use the contractual term as the expected term assumption in the option pricing model, and the cost of the grant is recognized in the same period(s) and in the same manner as if the grantor had paid cash. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the quarter ended March 31, 2019.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU no. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

In August 2018, the FASB issued ASU no. 2018-13, Fair Value Measurement (Topic 820); which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting. The FASB used the guidance in the Concepts Statement to improve the effectiveness of ASC 820’s disclosure requirements. The objective of the disclosure requirements in this subtopic is to provide users of financial statements with information about assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to financial statements. The ASU includes but is not limited to the valuation techniques and inputs that a reporting entity uses to arrive at its measures of fair value, including judgments and assumptions that the entity makes, the uncertainty in the fair value measurements as of the reporting date, and how changes in fair value measurements affect an entity’s performance and cash flows. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU.

In August 2018, the FASB issued ASU no. 2018-15, Intangibles, Goodwill, and Other - Internal Use Software (Subtopic 350-40): Customer's accounting for implementation costs incurred in a Cloud Computing Arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

3.     Significant Accounting Policies

The information presented below supplements the Significant Accounting Policies information presented in our 2018 Form 10-K, including Revenue Recognition for the adoption of ASC 606, which became effective January 1, 2018. See our 2018 Form 10-K for a description of our significant accounting policies in effect prior to the adoption of the new accounting standard.

Revenue Recognition

We account for revenue in accordance with ASC 606. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of our material sources of revenue are derived from contracts with customers, primarily related to the provision of business and transaction processing services within each of our segments. We do not have any significant extended payment terms, as payment is received shortly after goods are delivered or services are provided.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region and by segment for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31,
	2019			2018
	ITPS	HS	LLPS	ITPS	HS	LLPS
United States	$250,908	$61,343	$17,842	$269,939	$58,632	$22,598
Europe	66,678	—	—	35,283	—	—
Other	6,994	—	—	6,715	—	—
Total	$324,580	$61,343	$17,842	$311,937	$58,632	$22,598

Contract Balances

The following table presents contract assets and contract liabilities recognized at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Accounts receivable, net	$278,064	$270,812
Deferred revenues	20,322	16,940
Costs to obtain and fulfill a contract	21,964	18,624
Customer deposits	28,410	34,235

Accounts receivable, net includes $43.1 million and $39.5 million as of March 31, 2019 and December 31, 2018, respectively, representing amounts not billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $6.4 million during the three months ended March 31, 2019 that had been deferred as of December 31, 2018.

Costs incurred to obtain and fulfill contracts are deferred and expensed on a straight-line basis over the estimated benefit period. We recognized $2.2 million of amortization for these costs in the first three months of 2019 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract commissions and transition/set-up costs. Examples of such capitalized costs include hourly labor and related fringe benefits and travel costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from customers in advance for postage. The majority of the amounts recorded as of December 31, 2018 were used to pay for postage with the corresponding postage revenue being recognized during the three months ended March 31, 2019.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, and (2) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of March 31, 2019 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2019	$29,108
2020	23,170
2021	14,412
2022	5,389
2023	1,785
2024 and thereafter	820
Total	$74,684

4.     Leases

The following table summarizes the impact of the changes made to the January 1, 2019 consolidated balance sheet for the adoption of the new accounting standard pertaining to leases. The prior periods have not been restated and have been reported under the accounting standard in effect for those periods.

	Balance at	Impact of	Balance at
	December 31,	Lease Standard	January 1,
	2018		2019
Total assets	$1,639,782	$102,651	$1,742,433
Total current liabilities	432,722	25,304	458,026
Total long-term liabilities	1,820,788	79,703	1,900,491

The increase in total assets and total liabilities at March 31, 2019 from December 31, 2018 was primarily due to the impact from the adoption of the new accounting standard pertaining to lease arrangements. See Note 2 for additional information on the impact of the adoption of this standard.

The Company determines if a contract is, or contains, a lease at contract inception. Operating leases are included in operating lease right-of-use ("ROU") assets, current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company's unaudited consolidated balance sheets. Finance leases are included in property and equipment, current portion of finance lease obligations and finance lease obligations, net of current portion in the Company's unaudited consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, ROU assets include initial direct costs incurred by the lessee as well as any lease payments made at or before the commencement date, and exclude lease incentives. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of one year or less are generally not included in ROU assets and liabilities.

Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

March 31,
2019
Balance sheet location:
Operating Lease
Operating lease right-of-use asset, net	$100,727
Current portion of operating lease obligations	27,368
Operating lease right-of-use liability, net of current portion	78,290
Finance Lease
Finance lease right-of-use asset, net (included in property, plant and equipment, net)	17,351
Current portion of finance lease obligations	15,961
Finance lease obligations, net of current portion	27,231

As of March 31, 2019, weighted-average remaining lease term of operating leases and finance leases was 4.83 years and 3.49 years, respectively. The weighted-average discount rate for operating leases and finance leases was 9.80% and 7.85%, respectively.

The interest on financing lease liabilities for the three months ended  March 31, 2019 was $0.8 million. The amortization expense on finance lease right-of-use assets for the three months ended March 31, 2019 was $3.4 million.

The following table summarizes maturities of finance and operating lease liabilities based on lease term as of March 31, 2019:

	Finance	Operating
	Leases	Leases
Remainder of 2019	$15,199	$20,636
2020	12,876	25,099
2021	10,119	20,194
2022	4,529	15,763
2023	3,062	11,671
2024 and thereafter	4,064	21,253
Total lease payments	49,849	114,616
Less: Imputed interest	6,657	8,958
Present value of lease liabilities	$43,192	$105,658

At December 31, 2018, the Company had the following future minimum payments due under non‐cancelable leases:

	Finance	Operating
	Leases	Leases
2019	$20,080	$38,057
2020	11,851	29,346
2021	9,018	22,239
2022	4,169	16,782
2023	2,244	12,302
2024 and thereafter	3,617	18,874
Total minimum lease payments	$50,979	$137,600
Less: imputed interest	6,743
Total net minimum lease payments	44,236
Less: Current portion of obligations under finance leases	17,498
Long-term portion of obligations under finance leases	$26,738

Consolidated rental expense for all operating leases was $83.8 million for the year ended December 31, 2018. Consolidated rental expense for all operating leases was $15.1 million for the three months ended March 31, 2019.

The following table summarizes the cash paid and related right-of-use operating finance or operating lease recognized for the three months ended March 31, 2019.

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	-
Operating cash flows from operating leases	9,374
Financing cash flows from finance leases	5,077
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	2,904
Finance leases	4,097

5.     Intangibles Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	March 31, 2019
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,944	$(203,822)	$304,122
Developed technology	89,053	(86,651)	2,402
Trade names (b)	9,400	(3,100)	6,300
Outsource contract costs	52,378	(30,414)	21,964
Internally developed software	39,000	(6,881)	32,119
Trademarks	23,378	(23,370)	8
Non compete agreements	1,350	(1,350)	—
Assembled workforce	4,473	(280)	4,193
Purchased software	26,749	(446)	26,303
Intangibles, net	$753,725	$(356,314)	$397,411

	December 31, 2018
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,905	$(190,666)	$317,239
Developed technology	89,053	(85,967)	3,086
Trade names (b)	9,400	(3,100)	6,300
Outsource contract costs	46,342	(27,719)	18,623
Internally developed software	36,820	(6,278)	30,542
Trademarks	23,379	(23,370)	9
Non compete agreements	1,350	(1,350)	—
Assembled workforce	4,473	—	4,473
Purchased software	26,749	—	26,749
Intangibles, net	$745,471	$(338,450)	$407,021

(a)	Amounts include intangible assets acquired in business combinations.
(b)	The carrying amount of trade names for 2019 and 2018 is net of accumulated impairment losses of $43.1 million, of which $3.7 million was recognized in 2018.

Goodwill

Goodwill by reporting segment consists of the following:

							Currency
							Translation
	Goodwill	Additions			Reductions		Adjustments	Goodwill (a)
ITPS	$566,215	$5,580	(c)	$			$(220)	$571,575
HS	86,786							86,786
LLPS	94,324				(44,427)	(b)		49,897
Balance as of December 31, 2018	$747,325	$5,580			$(44,427)		$(220)	$708,258
ITPS	571,575						27	571,602
HS	86,786							86,786
LLPS	49,897							49,897
Balance as of March 31, 2019	$708,258	$—			$—		$27	$708,285

(a)	The goodwill amount for all periods presented is net of accumulated impairment losses of $137.9 million.
(b)	The reduction in goodwill is due to $44.4 million, including taxes, for impairment recorded in the fourth quarter of 2018.
(c)	Addition to goodwill due to the acquisition of Asterion International Group (“Asterion” and, “Asterion Business Combination”) and immaterial acquisitions in the third and fourth quarters of 2018.

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

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, a (i) $350.0 million senior secured term loan maturing July 12, 2023 with an OID of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022, $30.0 million   of which is currently drawn. As of March 31, 2019 and December 31, 2018, the Company had outstanding irrevocable letters of credit totaling approximately $21.0 million and $20.6 million, respectively, under the senior secured revolving facility.

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

In accordance with ASC 470 -- Debt -- Modifications and Extinguishments, as a result of certain lenders that participated in Exela's debt structure prior to the Term Loan Repricing and the Company's debt structure after the refinancing, it was determined that a portion of the refinancing of Exela's senior secured credit facilities would be accounted for as a debt modification, and the remaining would be accounted for as an extinguishment. The Company incurred $1.0 million in new debt issuance costs related to the refinancing, of which $1.0 million was expensed pursuant to modification accounting. The proportion of debt that was extinguished resulted in a write off of previously recognized debt issue costs of $0.1 million. Additionally, for the new lenders who exceeded the 10% test, less than $0.1 million was recorded as additional debt issue costs. All unamortized costs and discounts will be amortized over the life of the new term loan using the effective interest rate of the term loan.

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

Other than as described above, the terms, conditions and covenants applicable to the Repricing Term Loans and the Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the Existing Term Loans under the Credit Agreement. The Repricing and issuance of the Incremental Term Loans resulted in a partial debt extinguishment, for which Exela recognized $1.1 million in debt extinguishment costs in the third quarter of 2018. See Note 15, Subsequent Events, for information on an additional incremental term loan under the Credit Agreement that occurred after March 31, 2019.

Long-Term Debt Outstanding

As of March 31, 2019 and December 31, 2018, the following long-term debt instruments were outstanding:

	March 31,	December 31,
	2019	2018
Other (a)	28,334	25,321
First lien credit agreement (b)	335,104	335,896
Senior secured notes (c)	975,535	974,443
Revolver	30,000	—
Total debt	1,368,973	1,335,660
Less: Current portion of long-term debt	(32,821)	(29,237)
Long-term debt, net of current maturities	$1,336,152	$1,306,423

(a)	Other debt represents the Company’s outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $7.9 million and $23.3 million as of March 31, 2019 and $8.3 million and $24.5 million as of December 31, 2018.
(c)	Net of unamortized debt discount and debt issuance costs of $17.5 million and $7.0 million as of March 31, 2019 and $18.2 million and $7.3 million as of December 31, 2018.

7.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $4.7 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively.

The Company's ETR of (18.7%) for the three months ended March 31, 2019 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforward’s created by the provisions of the TCJA.

For the three months ended March 31, 2018, the Company’s ETR of (20.2%) differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s U.S. disallowed interest expense carryforward’s created by the provisions of the TCJA.

As of March 31, 2019, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2018. The Company's valuation allowances have increased by approximately $6.3 million from December 31, 2018 to March 31, 2019 due largely to effects of TCJA relating to interest expense.

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

Asterion Pension Plan

The Company acquired certain pension benefit obligations to eligible retirees and eligible dependents in 2018 pursuant to the Asterion Business Combination. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to July 2003. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. As there are no active employees for this plan there are no earned pension entitlements and actuarial assumptions are only measured when assumptions are changed.

Tax Effect on Accumulated Other Comprehensive Loss

As of March 31, 2019 and December 31, 2018 the Company recorded actuarial losses of $9.5 million and $9.3 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.1 million.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2019	2018
Service cost	$23	$2
Interest cost	605	586
Expected return on plan assets	(626)	(719)
Amortization:
Amortization of prior service cost	26	(36)
Amortization of net (gain) loss	415	463
Net periodic benefit cost	$443	$296

Upon adopting ASU no. 2017-07 as described in Note 2, the Company now records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $0.8 million and $0.6 million to its pension plans during the three months ended March 31, 2019 and 2018, respectively. The Company has funded the pension plans with the required contributions for 2019 based on current plan provisions.

9.     Commitments and Contingencies

Appraisal Demand

On September 21, 2017, former stockholders of SourceHOV Holdings, Inc. (“SourceHOV”), who allege combined ownership of 10,304 shares of SourceHOV common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017-0673-JRS (the "Appraisal Action"). The Appraisal Action arises out of the acquisition of SourceHOV and Novitex Holdings, Inc, by Quinpario in July 2017 (“Novitex Business Combination”), which gave rise to appraisal rights pursuant to 8 Del. C. § 262. In the Appraisal Action, the petitioners seek, among other things, a determination of the fair value of their SourceHOV shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys' fees, and other expenses.

On October 12, 2017, SourceHOV filed its answer to the petition and a verified list pursuant to 8 Del. C. § 262(f). Trial is currently scheduled for June 2019. The parties and their experts have offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination. The Court may determine a fair value that is above or below the values indicated by the parties and their experts. At this stage of the litigation, the Company is unable to predict the outcome of the Appraisal Action or estimate what the Court will determine the fair value of SourceHOV common stock to be as of the date of the Novitex Business Combination. Pursuant to the terms of the Novitex Business Combination Agreement, if such appraisal rights are perfected, a corresponding portion of shares of our Common Stock issued to Ex-Sigma 2 LLC, our principal stockholder, will be forfeited at such time as the PIPE Financing (as defined in the Consent, Waiver and Amendment dated June 15, 2017) is repaid. The Company intends to vigorously defend against the Appraisal Action.

10.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of March 31, 2019 and December 31, 2018 due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 99.6% and 101.8% respectively, of the respective principal balance outstanding as of March 31, 2019. The carrying value approximates the fair value for the long-term debt. Other debt represents the Company's outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt using Level 2 inputs including the recent issue of the debt, the Company’s credit rating, and the current risk-free rate. The Company’s contingent liabilities related to prior acquisitions are re-measured each period and represent a Level 2 measurement as it is based on using an earn out method based on the agreement terms.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2019 and December 31, 2018:

	Carrying	Fair	Fair Value Measurements
As of March 31, 2019	Amount	Value	Level 1	Level 2	Level 3
Recurring and nonrecurring assets and liabilities:
Acquisition contingent liability	$721	$721	$—	$—	$721
Long-term debt	1,336,152	1,377,941	—	1,377,941	—
Interest rate swap	2,160	2,160	—	2,160	—
Goodwill	708,285	708,285	—	—	708,285

	Carrying	Fair	Fair Value Measurements
As of December 31, 2018	Amount	Value	Level 1	Level 2	Level 3
Recurring and nonrecurring assets and liabilities:
Acquisition contingent liability	$721	$721	$—	$—	$721
Long-term debt	1,306,423	1,316,306	—	1,316,306	—
Interest rate swap	3,836	3,836	—	3,836	—
Goodwill	708,258	708,258	—	—	708,258

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

	March 31,	December 31,
	2019	2018
Balance as of January 1,	$721	$721
Payments/Reductions	—	—
Balance as of March 31,	$721	$721

11.   Stock-Based Compensation

At closing of the Novitex Business Combination,  SourceHOV had 24,535 restricted stock units (“RSUs”) outstanding under its 2013 Long Term Incentive Plan ("2013 Plan"). Simultaneous with the closing of the Novitex Business Combination, the 2013 Plan, as well as all vested and unvested RSUs under the 2013 Plan, were assumed by Ex-Sigma, LLC (“ExSigma”), an entity formed by the former SourceHOV equity holders, which is also the Company's principal stockholder. In accordance with GAAP, the Company continues to incur compensation expense related to the 9,880 unvested RSUs as of July 12, 2017 on a straight-line basis until fully vested, as the recipients of the RSUs are employees of the Company. Subject to continuous employment and other terms of the 2013 Plan, all remaining unvested RSUs with an initial vesting period of three or four years will vest in April 2019. As of March 31, 2019 there are 2,675 nonvested shares related to the 2013 Plan with a weighted average remaining contractual life of .08 years and a weighted average aggregate intrinsic value per share of $1,633.

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

Restricted Stock Unit Grants

Restricted stock awards generally vest ratably over a one to two year period. Shares of restricted stock granted under the 2018 Plan are considered issued and outstanding at the date of grant and have the same voting rights as other outstanding common stock. Restricted stock units are subject to forfeiture if employment terminates prior to vesting and are expensed ratably over the vesting period. No awards were issued under the 2018 Plan as of March 31, 2018.

A summary of the status of restricted stock units related to the 2018 Plan as of March 31, 2019 is presented as follows:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Shares	Date Fair Value	(Years)	Intrinsic Value ($)
Balance as of December 31, 2018	893,297	5.86	0.76	5,239
Shares granted	—		—	—
Shares forfeited	(48,000)	—	—	—
Shares vested	—	—	—	—
Balance as of March 31, 2019	845,297	$6.12	0.55	$4,952

Options

Options are granted at not less than fair market value on the date of grant and expire no later than ten years after the date of grant. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. There was no stock option activity for the three months ended March 31, 2018. Stock option activity in the first three months of 2019 is summarized in the following table:

		Weighted	Average Remaining
		Average	Vesting Period	Aggregate
	Outstanding	Exercise Price	(Years)	Intrinsic Value ($)
Balance as of December 31, 2018	3,570,300	$6.06	2.92	9,590
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(192,000)	—	—	—
Expired	—	—	—	—
Balance as of March 31, 2019	3,378,300	$6.07	2.71	$9,074

As of March 31, 2019, there was approximately $10.3 million of total unrecognized compensation expense related to non-vested awards for the 2013 Plan and 2018 Plan, which will be recognized over the respective service period.

Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $1.0 million and $1.8 related to the 2013 Plan and 2018 Plan awards, respectively, for the three months ended March 31, 2019.

12.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock.  Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of Common Stock possess all voting power for the election of Exela's directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of Common Stock are entitled to one vote per share on matters to be voted on by stockholders.  Holders of Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. In January 2018, 1,625,000 shares of Series A Preferred Stock were converted into 1,987,767 shares of Common Stock. As of March 31, 2019 and December 31, 2018, there were 152,692,140 shares of Common Stock issued and 150,142,955 shares outstanding.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2019 and December 31, 2018, the Company had 4,569,233 shares of Series A Preferred Stock outstanding. The par value of Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock will be convertible at the holder's option, at any time after the six-month anniversary and prior to the third anniversary of the issue date, initially into 1.2226 shares of Common Stock.

Holders of the Series A Preferred Stock will be entitled to receive cumulative dividends at a rate per annum of 10% of the Liquidation Preference per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date until the third anniversary of the issue date, the amount of all accrued but unpaid dividends on the Series A Preferred Stock will be added to the Liquidation Preference without any action by the Company’s board of directors. For the three months ended March 31, 2019 and 2018 this amount was $0.9 million as reflected on the Consolidated Statement of Operations. The cumulative accrued but unpaid dividends of the Series A Preferred Stock since their inception on July 12, 2017 is $7.1 million. The per share average of cumulative preferred dividends for the three months ended March 31, 2019 and 2018 is 0.2 dollars.

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

Treasury Stock

On November 8, 2017, the Company's board of directors authorized a share buyback program (the "Share Buyback Program"), pursuant to which the Company may, from time to time, purchase up to 5,000,000 shares of its Common Stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The decision as to whether to purchase any shares and the timing of purchases, if any, will be based on the price of the Company's Common Stock, general business and market conditions and other investment considerations and factors. The Share Buyback Program does not obligate the Company to purchase any shares and expires in 24 months. The Share Buyback Program may be terminated or amended by the

Company's board of directors in its discretion at any time. No shares were repurchased during the three months ended March 31, 2019 and 2018. As of March 31, 2019, 2,549,185 shares had been repurchased under the Share Buyback Program and are held in treasury stock. The Company records treasury stock using the cost method.

Warrants

At March 31, 2019 there were 34,988,302 warrants outstanding. As part of its IPO, Quinpario had issued 35,000,000 units including one share of common stock and one warrant of which 34,988,302 have been separated from the original unit and 11,698 warrants remain an unseparated part of the originally issued units. The warrants are traded on the OTC Bulletin Board as of March 31, 2019.

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

The Company may call the warrants for redemption at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if, and only if, the last sales price of shares of Common Stock equals or exceeds $24.00 per share for any 20 trading days within a 30 trading day period (the “30-day trading period”) ending three business days before we send the notice of redemption, and if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption.

13.   Related-Party Transactions

Leasing Transactions

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates through common interest held by Ex-Sigma 2 LLC, our largest stockholder. The rental expense for these operating leases was $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was $0.1 million for the three months ended March 31, 2019 and 2018.

The Company received consulting services from Shadow Pond, LLC. Shadow Pond, LLC is wholly owned and controlled by Vik Negi, our Executive Vice President Treasury and Business Affairs. The consulting arrangement was established to compensate Mr. Negi for his services to the Company prior to becoming an employee. The expense recognized for these services was $0.1 million for the three months ended March 31, 2018. This consulting arrangement with Shadow Pond, LLC terminated on April 1, 2018 and Mr. Negi continues to provide services as an employee of the Company. As such, there were no additional expenses for the three months ended March 31, 2019.

Relationship with HandsOn Global Management

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and SourceHOV, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HOVS LLC and HandsOn Fund 4 I, LLC (“HGM”). Similarly, SourceHOV is party to ten master agreements with entities affiliated with HGM's managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides SourceHOV with free use of technology and includes a reseller arrangement pursuant to which SourceHOV is entitled to sell these services to third parties. Any revenue earned by SourceHOV in such third-party sale is shared 75%/25% with each of HGM's venture affiliates in favor of SourceHOV. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. SourceHOV has the license to use and resell such brands, as described therein. We incurred fees relating to these agreements of less than $0.1 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Relationship with HOV Services, Ltd.

HOV Services, Ltd. provides the Company data capture and technology services. HOV Services, Ltd is an indirect equity holder of Ex-Sigma LLC. The expense recognized for these services was $0.4 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. These expenses are included in cost of revenue in the consolidated statements of operations.

Relationship with Apollo Global Management, LLC

The Company provides services to and receives services from certain Apollo Global Management, LLC (“Apollo”) affiliated companies. Funds managed by Apollo have the right to designate two of the Company’s directors. On November 18, 2014, the Company's subsidiary, Exela Enterprises Solutions, Inc. (“Solutions”), entered into a master services agreement with Management Holdings, an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, Solutions provides Management Holdings printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. We recognized revenue of $0.1 million and $0.1 million in our consolidated statements of operations from Apollo affiliated companies under this agreement for the three months ended March 31, 2019 and 2018, respectively.

On January 18, 2017, Solutions entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC ("Caesars"). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, Solutions provides managed print services to Caesars, including general equipment operation, supply management, support services and technical support. We recognized revenue of approximately $1.1 million and $1.0 million in our consolidated statements of operations from Caesars under this master purchase and professional services agreement for the three months ended March 31, 2019 and 2018, respectively.

On May 5, 2017, Solutions entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, Solutions provides ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. We recognized revenue of $0.3 million and $0.1 million in our consolidated statements of operations from ADT LLC under this master services agreement for the three months ended March 31, 2019 and 2018, respectively.

On July 20, 2017, Solutions entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, Solutions provides commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $1.7 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively, and cost of revenue of $0.1 million and $0.1 million for the three months ended March 31, 2019 and 2018 respectively, from Diamond Resorts Centralized Services Company under this master services agreement.

In April 2016, Solutions entered into a master services agreement with Presidio Networked Solutions Group, LLC ("Presidio Group"), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo and with a common Apollo designated director. Pursuant to this master services agreement, Presidio Group provides Solutions with employees, subcontractors, and/or goods and services. For the three months ended March 31, 2019 and 2018 there were related party expenses of $0.2 million and $0.1 million,  respectively, for this service.

Payable Balances with Affiliates

Payable balances with affiliates as of March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
	Payable	Payable
HOV Services, Ltd	$367	$405
Rule 14	110	127
HGM	5,450	6,998
Apollo affiliated company	241	205
Oakana	16	—
	$6,184	$7,735

14. Segment and Geographic Area Information

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

	Three months ended March 31, 2019
	ITPS	HS	LLPS	Total
Revenue	324,580	61,343	17,842	403,765
Cost of revenue	257,388	38,506	10,988	306,882
Selling, general and administrative expenses				49,949
Depreciation and amortization				28,020
Related party expense				994
Interest expense, net				38,899
Sundry expense (income), net				2,531
Other income, net				1,677
Net loss before income taxes				$(25,187)

	Three months ended March 31, 2018
	ITPS	HS	LLPS	Total
Revenue	311,937	58,632	22,598	393,167
Cost of revenue	245,173	34,956	13,663	293,792
Selling, general and administrative expenses				45,595
Depreciation and amortization				38,019
Related party expense				1,105
Interest expense, net				38,017
Sundry expense, net				(64)
Other income, net				(3,328)
Net loss before income taxes				$(19,969)

15. Subsequent Events

2019 Incremental Term Loan

On April 16, 2019, the Company successfully borrowed an additional $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”) under the Second Amendment to First Lien Credit Agreement (the “Second Amendment”). The proceeds of the 2019 Incremental Term Loans were used to replace the cash spent for acquisitions, pay related fees, expenses and related borrowings and may also be used for general corporate purposes.

The 2019 Incremental Term Loans will bear interest at a rate per annum that is the same as the Company’s existing senior secured term loans consisting of, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin of 6.50% for LIBOR loans and 5.50% for base rate loans. The 2019 Incremental Term Loans will mature on July 12, 2023, the same maturity date as the Repricing Term Loans and the Incremental Term Loans.

The Company may voluntarily repay the 2019 Incremental Term Loans at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans.

Other than as described above, the terms, conditions and covenants applicable to the 2019 Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the Repricing Term Loans and Incremental Term Loans under the Credit Agreement and which are described in the registrant’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 18, 2017 and July 17, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our condensed consolidated financial statements and the related notes included elsewhere in this Form 10‑Q. Among other things, the condensed consolidated financial statements include more detailed information regarding the basis of presentation for the financial data than included in the following discussion. Amounts in thousands of United States dollars.

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, the estimated or anticipated future results and benefits of the Novitex Business Combination, future opportunities for the combined company, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this quarterly report and our Annual Report on Form 10‑K for the year ended December 31, 2018 (our “Annual Report”) under the heading “Risk Factors” as supplemented by risk factors described in Part II, “Item 1A. Risk Factors” of our quarterly report for the quarter ended March 31, 2019 and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide Exela’s expectations, plans or forecasts of future events and views as of the date of this quarterly report. Exela anticipates that subsequent events and developments will cause Exela’s assessments to change. These forward-looking statements should not be relied upon as representing Exela’s assessments as of any date subsequent to the date of this quarterly report.

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

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $178.1 million and $167.1 million for the three months ended March 31, 2019 and 2018, respectively. The majority of our personnel costs are variable and incurred only while we are providing our services.

Key Performance Indicators

We use a variety of operational and financial measures to assess our performance. Among the measures considered by our management are the following:

•	Revenue by segment;
•	EBITDA; and
•	Adjusted EBITDA

Revenue by segment

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

Results of Operations

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018:

	Three Months Ended March 31,
	2019	2018	Change	% Change
Revenue:
ITPS	$324,580	$311,937	$12,643	4.05%
HS	61,343	58,632	2,711	4.62%
LLPS	17,842	22,598	(4,756)	-21.05%
Total revenue	403,765	393,167	10,598	2.70%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	257,388	245,173	12,215	4.98%
HS	38,506	34,956	3,550	10.16%
LLPS	10,988	13,663	(2,675)	-19.58%
Total cost of revenues	306,882	293,792	13,090	4.46%
Selling, general and administrative expenses	49,949	45,595	4,354	9.55%
Depreciation and amortization	28,020	38,019	(9,999)	-26.30%
Related party expense	994	1,105	(111)	-10.02%
Operating income	17,920	14,656	3,264	22.27%
Interest expense, net	38,899	38,017	882	2.32%
Sundry expense (income), net	2,531	(64)	2,595	-4054.46%
Other (income), net	1,677	(3,328)	5,005	-150.38%
Net loss before income taxes	(25,187)	(19,969)	(5,218)	26.13%
Income tax (expense) benefit	(4,720)	(4,025)	(695)	17.27%
Net loss	(29,907)	(23,994)	(5,913)	24.64%

Revenue

Our ITPS, HS, and LLPS segments constituted 80.4%, 15.2%, and 4.4% of total revenue, respectively, for the three months ended March 31, 2019, compared to 79.3%, 15.1%, and 5.6%, respectively, for the three months ended March 31, 2018. The revenue changes by reporting segment were as follows:

ITPS—The increase was primarily attributable to 2018 acquisitions,  which accounted for an increase of $31.3 million, and ramp up of new customers. This was offset by a decline of $16.6 million related to certain statements of work from one customer in the Enterprise solutions business.

HS—The increase was primarily attributable to an increase in our healthcare business due to ramp up of new customers and acquisitions, offset by a decline in business process outsourcing and a decline in volume from a single customer who lost a contract from one of its customers.

LLPS—Revenues decreased due to a decline in legal claims administration services of $2.9 million.

Cost of Revenue

The cost of revenue changes by operating segment was as follows:

ITPS—The increase corresponds with the related revenue increase related to 2018 acquisitions and the ramp up of new customers.

HS—The increase was primarily driven by an increase in health services corresponding with the related revenue increase.

LLPS—The decrease was primarily attributable to a corresponding decrease in revenue in legal claims administration services.

Selling, General and Administrative Expenses

For the three months ended March 31, 2019 SG&A was higher mainly driven by higher stock compensation expense related to the equity awards granted to certain employees in the second half of 2018. The increase was also driven by higher investments in sales and strategy teams to drive the growth of the Company.

Depreciation & Amortization

Amortization expenses were lower for the three months ended March 31,2019 as compared to March 31, 2018 as a result of accelerated trade name write off during the financial year 2018. The accelerated trade name write off ended on December 31, 2018.

Related Party Expenses

Related party expenses remained materially consistent with the prior period.

Interest Expense

The Company pays interest on a semi-annual basis in the first and third quarters of each year as such, interest expense remained materially consistent with the prior period.

Sundry Expense (Income)

The increase was primarily attributable to foreign currency transaction losses associated with exchange rate fluctuations.

Other Income

The decrease is primarily attributable to an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument are recorded directly in earnings. For the three months ended March 31, 2019 the fair value of the interest swap decreased $1.7 million and for the three months ended March 31, 2018 the fair value increased $3.3 million.

Income Tax (Expense) Benefit

We had an income tax expense of $4.7 million for the three months ended March 31, 2019 compared to an income tax expense of $4.0 million for the three months ended March 31, 2018. The change in the income tax expense was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets. The income tax benefit for the three months ended March 31, 2019 was primarily related to the decrease of valuation allowance on a portion of the Company’s U.S. federal and state valuation allowance on deferred tax assets in connection with the acquisition of Novitex. The change in the effective tax rate for the three months ended March 31, 2019 resulted from permanent tax adjustments and valuation allowances, including valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

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

Three Months ended March 31, 2019 compared to the Three Months ended March 31, 2018

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net Loss	$(29,907)	$(23,994)
Taxes	4,720	4,025
Interest expense	38,899	38,017
Depreciation and amortization	28,020	38,019
EBITDA	41,732	56,067
Optimization and restructuring expenses(1)	25,789	14,513
Transaction and integration costs(2)	1,008	1,057
Non‑cash equity compensation(3)	2,798	959
Other charges including non-cash(4)	839	—
Loss on sale of assets	219	299
(Gain)/loss on derivative instruments(5)	1,677	(3,328)
Adjusted EBITDA	74,062	69,567

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
(4)

Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include a portion of the Company’s transition expenses in 2019.

(5)	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.

EBITDA and Adjusted EBITDA

EBITDA was $41.7 million for the three months ended March 31, 2019 compared to $56.1 million for the three months ended March 31, 2018. Adjusted EBITDA was $74.1 million for the three months ended March 31, 2019 compared to $69.6 million for the three months ended March 31, 2018. The decrease in EBITDA for the three months ended March 31, 2019 was primarily due to a higher net loss as a result of changes to sundry expense and other income as compared to the three months ended March 31, 2018.

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

On July 13, 2018, Exela successfully repriced the $343.4 million of term loans outstanding under its senior secured credit facilities (the “Repricing Term Loans”). The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the existing senior secured term loans that were incurred on July 12, 2017 pursuant to the First Lien Credit Agreement (the “Credit Agreement”). The Repricing Term Loans will mature on July 12, 2023, the same maturity date as the existing senior secured term loans.

On July 13, 2018, the Company borrowed an additional $30.0 million pursuant to incremental term loans under the Credit Agreement. On April 16, 2019, the Company borrowed an additional $30.0 million pursuant to incremental term loans under the Credit Agreement. The proceeds of these incremental term loans (collectively, the “Incremental Term Loans”) were used to replace the cash spent for acquisitions, pay related fees, expenses and related borrowings and may also be used for general corporate purposes.

The Repricing Term Loans and the Incremental Term Loans bear interest at a rate per annum consisting of, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin of 6.50% for LIBOR loans and 5.50% for base rate loans. The Repricing Term Loans and the Incremental Term Loans will mature on July 12, 2023.

At March 31, 2019, cash and cash equivalents totaled $13.3 million and we had availability of $49.0 million under our senior secured revolving credit facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Cash flow from operating activities	$(37,139)	$(20,083)
Cash flow used in investing activities	(13,005)	(8,643)
Cash flows (used in) provided by financing activities	19,582	(13,387)
Subtotal	(30,562)	(42,113)
Effect of exchange rates on cash	(32)	55
Net increase/(decrease) in cash	(30,594)	(42,058)

Analysis of Cash Flow Changes between the Three Months Ended March 31, 2019 and March  31, 2018

Operating Activities—The decrease of $17.1 million in cash flows from operating activities for the three months ended March 31, 2019 was primarily due to lower cash flows relating to the timing of payment of accounts payable and accrued liabilities, an increase in cost of revenues due to 2018 acquisition activity, and an increase in prepaid expenses and other assets. The decrease was offset by increased revenues due to 2018 acquisition activity.

Investing Activities—The decrease of $4.4 million in cash used in investing activities was primarily due to additional outsourcing contract costs for the three months ended March 31, 2019.

Financing Activities—The increase of $33.0 million in cash used in financing activities was primarily due to borrowings on the revolver and swing-line loan under the Credit Agreement and lower equity issuance costs offset by increases in principal payments on long-term obligations and a stock repurchase payment that was accrued for as of December 31, 2018 and paid in the first quarter of 2019.

Indebtedness

In connection with the Novitex Business Combination, we acquired debt facilities and issued notes totaling $1.4 billion. Proceeds from the indebtedness were used to pay off credit facilities existing immediately before the Novitex Business Combination.

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022, $30.0 million of which is currently drawn. The Credit Agreement provides for the following interest rates for borrowings under the senior secured term facility and senior secured revolving facility: at the Company’s option, either (1) an adjusted LIBOR, subject to a 1.0% floor in the case of term loans, or (2) a base rate, in each case plus an applicable margin. The initial applicable margin for the senior secured term facility is 7.5% with respect to LIBOR borrowings and 6.5% with respect to base rate borrowings. The initial applicable margin for the senior secured revolving facility is 7.0% with respect to LIBOR borrowings and 6.0% with respect to base rate borrowings. The applicable margin for borrowings under the senior secured revolving facility is subject to step-downs based on leverage ratios. The senior secured term loan is subject to amortization payments, commencing on the last day of the first full fiscal quarter of the Company following the closing date, of 0.6% of the aggregate principal amount for each of the first eight payments and 1.3% of the aggregate principal amount for payments thereafter, with any balance due at maturity. As of March 31, 2019 and 2018 the interest rate applicable for the first lien senior secured term loan was 9.29% and 10.0%.

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

Incremental Term Loan

On July 13, 2018, the Company successfully borrowed an additional $30.0 million pursuant to incremental term loans (the “2018 Incremental Term Loans”) under the First Amendment to the Credit Agreement. The proceeds of the 2018 Incremental Term Loans may be used by the Company for general corporate purposes and to pay fees and expenses in connection with the First Amendment. The interest rates applicable to the 2018 Incremental Term Loans are the same as those for the Repricing Term Loans.

On April 16, 2019, the Company successfully borrowed an additional $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”, and, together with the 2018 Incremental Terms Loans, the “Incremental Term Loans”) under the Second Amendment to the Credit Agreement. The proceeds of the Incremental Term Loans were used to replace the cash spent for acquisitions, pay related fees, expenses and related borrowings and may also be used for general corporate purposes.

The Incremental Term Loans bear interest at a rate per annum that is the same as the Repricing Term Loans.  The Incremental Term Loans will mature on July 12, 2023, the same maturity date as the Repricing Term Loans.

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

 Other than as described above, the terms, conditions and covenants applicable to the Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the Repricing Term Loans under the

Credit Agreement and which are described in the registrant’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 18, 2017 and July 17, 2018.

Letters of Credit

As of March 31, 2019 and December 31, 2018, we had outstanding irrevocable letters of credit totaling approximately $21.0 million and $20.6 million, respectively, under the revolving credit facility.

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

Off Balance Sheet Arrangements

At March 31, 2019 we had no material off balance sheet arrangements, except letters of credit described above under Liquidity and Capital Resources. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At March 31, 2019, we had $1,369.0 million of debt outstanding, with a weighted average interest rate of 9.59%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $13.7 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018.

The interest rate swap, which is used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other income as an expense of $1.7 million and income of $3.3 million for the three months ended March 31, 2019 and 2018.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a‑15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting described in our 10-K as of December 31, 2018.

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

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we began implementing a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Appraisal Demand

On September 21, 2017, former stockholders of SourceHOV Holdings, Inc. (“SourceHOV”), who allege combined ownership of 10,304 shares of SourceHOV common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017-0673-JRS (the "Appraisal Action"). The Appraisal Action arises out of the acquisition of SourceHOV and Novitex Holdings, Inc, by Quinpario in July 2017 (“Novitex Business Combination”), which gave rise to appraisal rights pursuant to 8 Del. C. § 262. In the Appraisal Action, the petitioners seek, among other things, a determination of the fair value of their SourceHOV shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys' fees, and other expenses.

On October 12, 2017, SourceHOV filed its answer to the petition and a verified list pursuant to 8 Del. C. § 262(f). Trial is currently scheduled for June 2019. The parties and their experts have offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination. The Court may determine a fair value that is above or below the values indicated by the parties and their experts. At this stage of the litigation, the Company is unable to predict the outcome of the Appraisal Action or estimate what the Court will determine the fair value of SourceHOV common stock to be as of the date of the Novitex Business Combination. Pursuant to the terms of the Novitex Business Combination Agreement, if such appraisal rights are perfected, a corresponding portion of shares of our Common Stock issued to Ex-Sigma 2 LLC, our principal stockholder, will be forfeited at such time as the PIPE Financing (as defined in the Consent, Waiver and Amendment dated June 15, 2017) is repaid. The Company intends to vigorously defend against the Appraisal Action.

Other

We are, from time to time, involved in other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although our management cannot predict the outcomes of these matters, our management believes these actions will not have a material, adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018  which could materially affect our business, financial condition and/or operating results. The risks described in these Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company may, from time to time, purchase up to 5,000,000 shares of its Common Stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The decision as to whether to purchase any shares and the timing of purchases, if any, will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. The Share Buyback Program does not obligate the Company to purchase any shares and expires 24 months after authorized. The Share Buyback Program may be terminated or amended by the Company’s board of directors in its discretion at any time. We purchased an additional 2,499,885 shares during 2018 at an average share price of $4.71. There were no share repurchases for the three months ended March 31, 2019 and 2018. As of March 31, 2019,  2,549,185 shares had been repurchased under the Share Buyback Program. The Company records treasury stock using the cost method.

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
4.4

Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee (4)

4.5

First Supplemental Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee (4)

10.1

First Amendment to First Lien Credit Agreement, dated as of July 13, 2018, by and among Exela Intermediate Holdings LLC, Exela Intermediate, LLC, each Subsidiary Loan Party listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto. (2)

10.2	Exela Technologies Inc. 2018 Stock Incentive Plan.
10.3	Form of Option Grant Notice and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan.
10.4	Form of Restricted Stock Unit Grant and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan.
10.5

Second Amendment to First Lien Credit Agreement, dated as of April, 17, 2019, by and among Exela Intermediate Holdings LLC, Exela Intermediate, LLC, each Subsidiary Loan Party listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto. (5)

31.1

Certification of the Principal Executive Officer required by Rule 13a‑14(a) and Rule 15d‑14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2

Certification of the Principal Financial and Accounting Officer required by Rule 13a‑14(a) and Rule 15d‑14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S‑1 (SEC File No. 333‑198988).
(2)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on July 13, 2018.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8‑K, filed on February 22, 2017.
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on July 18, 2017.
(5)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on April 17, 2019.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of May, 2019.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James G. Reynolds
James G. Reynolds
Chief Financial Officer (Principal Financial and Accounting Officer)