Form 10-Q/A
period 2019-03-31
Exela Technologies, Inc.
filed 2019-05-10
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q/A

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) of Exela Technologies, Inc. (the “Company”) is being filed to amend the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, which was originally filed with the Securities and Exchange Commission on May 10, 2019 (the “Original Filing”).  The Amendment corrects a scrivener’s error in the presentation of the ‘Balance sheet location’ table in Note 4, Leases, in the Notes to the Condensed Consolidated Financial Statement, to change the line item ‘Finance lease right-of-use asset, net (including property, plant and equipment, net)’ by replacing 17,351 in the Original Filing with 30,265 for March 31, 2019. For the convenience of the reader, the Amendment restates in its entirety the remainder of Original Filing, and no other changes have been made.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended March 31, 2019

3

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

Operating lease and finance lease ROU assets and operating lease and finance lease liabilities are recorded on the consolidated balance sheet as follows:

March 31,
2019
Balance sheet location:
Operating Lease
Operating lease right-of-use asset, net	$100,727
Current portion of operating lease obligations	27,368
Operating lease right-of-use liability, net of current portion	78,290
Finance Lease
Finance lease right-of-use asset, net (included in property, plant and equipment, net)	30,265
Current portion of finance lease obligations	15,961
Finance lease obligations, net of current portion	27,231

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

10.2	Exela Technologies Inc. 2018 Stock Incentive Plan.(6)
10.3	Form of Option Grant Notice and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan.(6)
10.4	Form of Restricted Stock Unit Grant and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan.(6)
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

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S‑1 (SEC File No. 333‑198988).
(2)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on July 13, 2018.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8‑K, filed on February 22, 2017.
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on July 18, 2017.
(5)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on April 17, 2019.
(6)	Incorporated by reference to the Registrants’ Current Report on Form 10-Q filed on May 10, 2019

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