Form 10-Q
period 2019-06-30
Exela Technologies, Inc.
filed 2019-08-08
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019 the registrant had 150,007,085 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended June 30, 2019

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2019 and December 31, 2018

(in thousands of United States dollars except share and per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$18,449	$25,615
Restricted cash	4,977	18,239
Accounts receivable, net of allowance for doubtful accounts of $8,348 and $4,359, respectively	266,660	270,812
Related party receivables	206	—
Inventories, net	16,735	16,220
Prepaid expenses and other current assets	23,791	25,015
Total current assets	330,818	355,901
Property, plant and equipment, net of accumulated depreciation of $167,376 and $154,060 respectively	125,018	132,986
Operating lease right-of-use asset, net	96,498	—
Goodwill	708,246	708,258
Intangible assets, net	387,775	407,021
Deferred income tax assets	16,181	16,225
Other noncurrent assets	14,714	19,391
Total assets	$1,679,250	$1,639,782

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$99,089	$99,853
Related party payables	238	7,735
Income tax payable	2,525	1,996
Accrued liabilities	59,487	66,008
Accrued compensation and benefits	52,493	54,583
Accrued interest	48,935	49,071
Customer deposits	28,914	34,235
Deferred revenue	19,428	16,504
Obligation for claim payment	41,496	56,002
Current portion of finance lease liability	15,897	17,498
Current portion of operating lease liability	27,444	—
Current portion of long-term debt	38,929	29,237
Total current liabilities	434,875	432,722
Long-term debt, net of current maturities	1,331,898	1,306,423
Finance lease obligations, net of current portion	25,772	26,738
Pension liability	24,866	25,269
Deferred income tax liabilities	15,896	11,212
Long-term income tax liability	2,842	3,024
Operating lease liability, net of current portion	74,290	—
Other long-term liabilities	7,882	15,400
Total liabilities	1,918,321	1,820,788
Commitment and Contingencies (Note 10)

Stockholders' equity (deficit)
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 152,782,534 shares issued and 150,007,085 shares outstanding at June 30, 2019 and 152,692,140 shares issued and 150,142,955 shares outstanding at December 31, 2018	15	15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 4,569,233 shares issued and outstanding at June 30, 2019 and December 31, 2018	1	1
Additional paid in capital	482,018	482,018
Less: common stock held in treasury, at cost; 2,787,147 shares at June 30, 2019 and 2,549,185 shares December 31, 2018	(10,949)	(10,342)
Equity-based compensation	47,190	41,731
Accumulated deficit	(742,616)	(678,563)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(5,461)	(6,565)
Unrealized pension actuarial losses, net of tax	(9,269)	(9,301)
Total accumulated other comprehensive loss	(14,730)	(15,866)
Total stockholders’ deficit	(239,071)	(181,006)
Total liabilities and stockholders’ deficit	$1,679,250	$1,639,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2019 and 2018

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$390,160	$410,382	$793,924	$803,549
Cost of revenue (exclusive of depreciation and amortization)	298,006	313,954	604,888	607,746
Selling, general and administrative expenses	51,564	46,723	101,512	92,318
Depreciation and amortization	27,191	36,368	55,211	74,386
Related party expense	1,055	1,402	2,050	2,508
Operating income	12,344	11,935	30,263	26,591
Other expense (income), net:
Interest expense, net	39,132	38,527	78,031	76,544
Debt modification and extinguishment costs	1,404	—	1,404	—
Sundry expense (income), net	(1,493)	(2,325)	1,038	(2,389)
Other expense (income), net	2,709	(704)	4,385	(4,032)
Net loss before income taxes	(29,408)	(23,563)	(54,595)	(43,532)
Income tax (expense) benefit	(4,738)	(1,619)	(9,459)	(5,644)
Net loss	$(34,146)	$(25,182)	$(64,054)	$(49,176)
Cumulative dividends for Series A Preferred Stock	(914)	(914)	(1,828)	(1,828)
Net loss attributable to common stockholders	$(35,060)	$(26,096)	$(65,882)	$(51,004)
Loss per share:
Basic and diluted	$(0.23)	$(0.17)	$(0.44)	$(0.34)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2019 and 2018

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Loss	$(34,146)	$(25,182)	$(64,054)	$(49,176)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,288)	(879)	1,104	(1,147)
Unrealized pension actuarial gains (losses), net of tax	256	626	32	223
Total other comprehensive loss, net of tax	$(36,178)	$(25,435)	$(62,918)	$(50,100)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Six Months Ended June 30, 2019 and 2018

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2018	150,529,151	$15	6,194,233	$1	49,300	$(249)	$482,018	$34,085	$(194)	$(11,054)	$(514,628)	$(10,006)
Implementation of ASU 2014-09 (Note 4)	—	—	—	—	—	—	—	—	—	—	(1,419)	(1,419)
Net loss January 1, 2018 to March 31, 2018	—	—	—	—	—	—	—	—	—	—	(23,994)	(23,994)
Equity-based compensation	—	—	—	—	—	—	—	959	—	—	—	959
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(268)	—	—	(268)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(403)	—	(403)
Preferred shares converted to common	1,986,767	—	(1,625,000)	—	—	—	—	—	—	—	—	—
Balances at March 31, 2018	152,515,918	$15	4,569,233	1	49,300	$(249)	$482,018	$35,044	$(462)	$(11,457)	$(540,041)	$(35,131)
Net loss April 1, 2018 to June 30, 2018	—	—	—	—	—	—	—	—	—	—	(25,182)	(25,182)
Equity-based compensation	—	—	—	—	—	—	—	1,936	—	—	—	1,936
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(879)	—	—	(879)
Shares repurchased	(768,693)	—	—	—	768,693	(3,479)	—	—	—	626	—	(2,853)
Balances at June 30, 2018	151,747,225	$15	4,569,233	1	817,993	$(3,728)	$482,018	$36,980	$(1,341)	$(10,831)	$(565,222)	$(62,108)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2019	150,142,955	$15	4,569,233	$1	2,549,185	$(10,342)	$482,018	$41,731	$(6,565)	$(9,301)	$(678,563)	$(181,006)
Net loss January 1, 2019 to March 31, 2019	—	—	—	—	—	—	—	—	—	—	(29,907)	(29,907)
Equity-based compensation	—	—	—	—	—	—	—	2,798	—	—	—	2,798
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,392	—	—	3,392
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(224)	—	(224)
Balances at March 31, 2019	150,142,955	15	4,569,233	1	2,549,185	(10,342)	482,018	44,529	(3,173)	(9,525)	(708,470)	(204,947)
Net loss April 1, 2019 to June 30, 2019	—	—	—	—	—	—	—	—	—	—	(34,146)	(34,146)
Equity-based compensation	—	—	—	—	—	—	—	2,661	—	—	—	2,661
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,288)	—	—	(2,288)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	256	—	256
RSU's vested	102,092	—	—	—	—	—	—	—	—	—	—	—
Shares repurchased	(237,962)	—	—	—	237,962	(607)	—	—	—	—	—	(607)
Balances at June 30, 2019	150,007,085	$15	4,569,233	$1	2,787,147	$(10,949)	$482,018	$47,190	$(5,461)	$(9,269)	$(742,616)	$(239,071)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(64,054)	$(49,176)
Adjustments to reconcile net loss
Depreciation and amortization	55,211	74,386
Original issue discount and debt issuance cost amortization	5,749	5,272
Debt modification and extinguishment costs	1,049	—
Provision for doubtful accounts	3,334	1,857
Deferred income tax provision	4,623	705
Share-based compensation expense	5,459	2,895
Foreign currency remeasurement	288	(1,156)
Loss (gain) on sale of assets	(10)	1,340
Fair value adjustment for interest rate swap	4,385	(4,675)
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	624	(19,813)
Prepaid expenses and other assets	1,260	(1,603)
Accounts payable and accrued liabilities	(14,991)	40,677
Related party payables	(7,703)	(2,458)
Net cash provided by (used) in operating activities	(4,776)	48,251

Cash flows from investing activities
Purchase of property, plant and equipment	(9,072)	(10,244)
Additions to internally developed software	(4,007)	(2,115)
Additions to outsourcing contract costs	(10,440)	(3,695)
Cash paid in acquisition, net of cash received	(5,000)	(4,145)
Proceeds from sale of assets	20	1,014
Net cash used in investing activities	(28,499)	(19,185)

Cash flows from financing activities
Third party debt modification and extinguishment costs	355	—
Repurchases of common stock	(3,480)	(3,479)
Borrowings from other loans	1,544	2,152
Cash paid for equity issue costs	—	(7,500)
Net borrowings under factoring agreement	2,426	—
Proceeds from credit facility	29,850	—
Net cash for debt issuance costs and debt discounts	(362)	—
Borrowings from revolver and swing-line loan	68,000	30,000
Repayments from revolver and swing-line loan	(68,000)	(30,000)
Principal payments on finance lease obligations	(9,180)	(8,404)
Principal payments on long-term obligations	(8,417)	(6,043)
Net cash provided by (used in) financing activities	12,736	(23,274)
Effect of exchange rates on cash	111	(410)
Net decrease in cash and cash equivalents	(20,428)	5,382
Cash, restricted cash, and cash equivalents
Beginning of period	43,854	81,489
End of period	$23,426	$86,871

Supplemental cash flow data:
Income tax payments, net of refunds received	$5,181	$3,864
Interest paid	71,240	76,353
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	6,778	7,787
Leasehold improvements funded by lessor	—	1,540
Accrued capital expenditures	1,083	1,144

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

For the six months ended June 30, 2019 outstanding shares of the Series A Preferred Stock, if converted would have resulted in an additional 5,586,344 shares of Common Stock outstanding, but were not included in the computation of diluted loss per share as their effects were anti-dilutive.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders (A)	$(35,060)	$(26,096)	$(65,882)	$(51,004)
Weighted average common shares outstanding - basic and diluted (B)	150,036,927	152,259,589	150,089,648	152,186,473
Loss Per Share:
Basic and diluted (A/B)	$(0.23)	$(0.17)	$(0.44)	$(0.34)

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

The adoption had a material impact on the Company's unaudited consolidated balance sheets, but did not have a material impact on the Company's unaudited consolidated income statements and unaudited consolidated statements of cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while the Company's accounting for finance leases remained substantially unchanged. See Note 5 for relevant disclosures.

Effective January 1, 2019, the Company adopted ASU no. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this ASU addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the three and six months ended June 30, 2019.

Effective January 1, 2019, the Company adopted ASU no. 2017-12, Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align the risk management activities and financial reporting for these hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the three and six months ended June 30, 2019.

Effective January 1, 2019, the Company adopted ASU no. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU address a narrow-scope financial reporting issue related to the tax effects that may become “stranded” in accumulated other comprehensive income (“AOCI”) as a result of the Tax Cuts and Jobs Act (“TCJA”). An entity may elect to reclassify the income tax effects of the TCJA on items within AOCI to retained earnings. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the three and six months ended June 30, 2019.

Effective January 1, 2019, the Company adopted ASU no. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to amend the accounting for share-based payment awards issued to nonemployees. Under the revised guidance, the accounting for awards issued to nonemployees will be similar to the model for employee awards, except the ASU allows an entity to elect on an award-by-award basis to use the contractual term as the expected term assumption in the option pricing model, and the cost of the grant is recognized in the same period(s) and in the same manner as if the grantor had paid cash. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the three and six months ended June 30, 2019.

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

The acquired assets and assumed liabilities of Asterion were recorded at their estimated fair values. The following table summarizes the consideration paid for Asterion and the fair value of the assets acquired and liabilities assumed at the acquisition date on April 10, 2018:

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

Through the acquisition of Asterion, the Company expects to leverage brand awareness, strengthen margins, and expand the existing Asterion sales channels. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Asterion’s identifiable net assets assumed, and as a result, the Company has recorded goodwill in connection with this acquisition. For the three and six months ended June 30, 2019 the Company recognized $17.7 million and $39.8 million in revenue related to Asterion in the Consolidated Statement of Operations.

4.     Significant Accounting Policies

The information presented below supplements the Significant Accounting Policies information presented in our 2018 Form 10-K, including Revenue Recognition for the adoption of ASC 606 (ASU 2014-09: Revenue from Contracts with

Customers), which became effective January 1, 2018. See our 2018 Form 10-K for a description of our significant accounting policies in effect prior to the adoption of the new accounting standard.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region and by segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019			2018
	ITPS	HS	LLPS	ITPS	HS	LLPS
United States	$238,538	$63,440	$17,568	$264,864	$56,314	$23,936
Europe	63,823	—	—	58,357	—	—
Other	6,791	—	—	6,911	—	—
Total	$309,152	$63,440	$17,568	$330,132	$56,314	$23,936

	Six Months Ended June 30,
	2019			2018
	ITPS	HS	LLPS	ITPS	HS	LLPS
United States	$489,445	$124,783	$35,410	$534,815	$114,946	$46,535
Europe	130,501	—	—	93,640	—	—
Other	13,785	—	—	13,613	—	—
Total	$633,731	$124,783	$35,410	$642,068	$114,946	$46,535

Contract Balances

The following table presents contract assets and contract liabilities recognized at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Accounts receivable, net	$266,660	$270,812
Deferred revenues	19,810	16,940
Costs to obtain and fulfill a contract	24,005	18,624
Customer deposits	28,914	34,235

Accounts receivable, net includes $38.8 million and $39.5 million as of June 30, 2019 and December 31, 2018, respectively, representing amounts not billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $10.6 million during the six months ended June 30, 2019 that had been deferred as of December 31, 2018.

Costs incurred to obtain and fulfill contracts are deferred and expensed on a straight-line basis over the estimated benefit period. We recognized $4.8 million of amortization for these costs in the first six months of 2019 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract commissions and transition/set-up costs. Examples of such capitalized costs include hourly labor and related fringe benefits and travel costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from customers in advance for postage. The majority of the amounts recorded as of December 31, 2018 were used to pay for postage with the corresponding postage revenue being recognized during the six months ended June 30, 2019.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, and (2) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of June 30, 2019 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2019	$21,296
2020	26,593
2021	17,008
2022	7,518
2023	2,651
2024 and thereafter	877
Total	$75,943

5.     Leases

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

The increase in total assets and total liabilities at June 30, 2019 from December 31, 2018 was primarily due to the impact from the adoption of the new accounting standard pertaining to lease arrangements. See Note 2 for additional information on the impact of the adoption of this standard.

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

Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

June 30,
2019
Balance sheet location:
Operating Lease
Operating lease right-of-use asset, net	$96,498
Current portion of operating lease liability	27,444
Operating lease liability, net of current portion	74,290
Finance Lease
Finance lease right-of-use asset, net (included in property, plant and equipment, net)	28,750
Current portion of finance lease liability	15,897
Finance lease obligations, net of current portion	25,772

As of June 30, 2019, weighted-average remaining lease term of operating leases and finance leases was 4.84 years and 3.13 years, respectively. The weighted-average discount rate for operating leases and finance leases was 10.19% and 8.43%, respectively.

The interest on financing lease liabilities for the three and six months ended June 30, 2019 was $0.8 million and $1.6 million, respectively. The amortization expense on finance lease right-of-use assets for the three and six months ended June 30, 2019 was $3.7 and $7.1 million, respectively.

The following table summarizes maturities of finance and operating lease liabilities based on lease term as of June 30, 2019:

	Finance	Operating
	Leases	Leases
Remainder of 2019	$14,306	$13,862
2020	11,203	25,181
2021	9,043	19,459
2022	3,986	15,188
2023	2,240	11,069
2024 and thereafter	3,557	19,878
Total lease payments	44,335	104,637
Less: Imputed interest	2,666	2,903
Present value of lease liabilities	$41,669	$101,734

At December 31, 2018, the Company had the following future minimum payments due under non‐cancelable leases:

	Finance	Operating
	Leases	Leases
2019	$20,080	$38,057
2020	11,851	29,346
2021	9,018	22,239
2022	4,169	16,782
2023	2,244	12,302
2024 and thereafter	3,617	18,874
Total minimum lease payments	$50,979	$137,600
Less: imputed interest	6,743
Total net minimum lease payments	44,236
Less: Current portion of obligations under finance leases	17,498
Long-term portion of obligations under finance leases	$26,738

Consolidated rental expense for all operating leases was $83.8 million for the year ended December 31, 2018. Consolidated rental expense for all operating leases was $18.5 million and $37.4 million for the three and six months ended June 30, 2019, respectively.

The following table summarizes the cash paid and related right-of-use operating finance or operating lease recognized for the six months ended June 30, 2019.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	-	-
Operating cash flows from operating leases	$9,873	$19,247
Financing cash flows from finance leases	4,103	9,180
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	211	3,115
Finance leases	2,682	6,778

6.     Intangibles Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	June 30, 2019
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,086	$(214,999)	$293,087
Developed technology	89,053	(86,809)	2,244
Trade names (b)	9,400	(3,100)	6,300
Outsource contract costs	57,098	(32,970)	24,128
Internally developed software	40,984	(8,748)	32,236
Trademarks	23,379	(23,370)	9
Non compete agreements	1,350	(1,350)	—
Assembled workforce	4,473	(559)	3,914
Purchased software	26,749	(892)	25,857
Intangibles, net	$760,572	$(372,797)	$387,775

	December 31, 2018
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,905	$(190,666)	$317,239
Developed technology	89,053	(85,967)	3,086
Trade names (b)	9,400	(3,100)	6,300
Outsource contract costs	46,342	(27,719)	18,623
Internally developed software	36,820	(6,278)	30,542
Trademarks	23,379	(23,370)	9
Non compete agreements	1,350	(1,350)	—
Assembled workforce	4,473	—	4,473
Purchased software	26,749	—	26,749
Intangibles, net	$745,471	$(338,450)	$407,021

(a)	Amounts include intangible assets acquired in business combinations.
(b)	The carrying amount of trade names for 2019 and 2018 is net of accumulated impairment losses of $43.1 million, of which $3.7 million was recognized in 2018.

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with its clients. The Company is organized into three segments: ITPS, HS, and LLPS. (See Note 15).

Goodwill by reporting segment consists of the following:

							Currency
							Translation
	Goodwill	Additions			Reductions		Adjustments	Goodwill (a)
ITPS	$566,215	$5,580	(c)	$			$(220)	$571,575
HS	86,786							86,786
LLPS	94,324				(44,427)	(b)		49,897
Balance as of December 31, 2018	$747,325	$5,580			$(44,427)		$(220)	$708,258
ITPS	571,575						(12)	571,563
HS	86,786							86,786
LLPS	49,897							49,897
Balance as of June 30, 2019	$708,258	$—			$—		$(12)	$708,246

(a)	The goodwill amount for all periods presented is net of accumulated impairment losses of $137.9 million.
(b)	The reduction in goodwill is due to $44.4 million, including taxes, for impairment recorded in the fourth quarter of 2018.
(c)	Addition to goodwill due to the acquisition of Asterion and immaterial acquisitions in the third and fourth quarters of 2018.

7.     Long-Term Debt and Credit Facilities

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

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, a (i) $350.0 million senior secured term loan maturing July 12, 2023 with an OID of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022. As of June 30, 2019 and December 31, 2018, the Company had outstanding irrevocable letters of credit totaling approximately $21.0 million and $20.6 million, respectively, under the senior secured revolving facility.

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

In accordance with ASC 470 -- Debt -- Modifications and Extinguishments, as a result of certain lenders that participated in Exela's debt structure prior to the Repricing and Exela's debt structure after the Repricing, it was determined that a portion of the refinancing of Exela's senior secured credit facilities would be accounted for as a debt modification, and the remaining would be accounted for as an extinguishment. The Company incurred $1.0 million in new debt issuance costs related to the refinancing, of which $1.0 million was expensed pursuant to modification accounting. The proportion of debt that was extinguished resulted in a write off of previously recognized debt issue costs of $0.1 million. Additionally, for the new lenders who exceeded the 10% test, less than $0.1 million was recorded as additional debt issue costs. All unamortized costs and discounts will be amortized over the life of the new term loan using the effective interest rate of the term loan.

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

2018 Incremental Term Loans

On July 13, 2018, the Company successfully borrowed an additional $30.0 million pursuant to incremental term loans (the “2018 Incremental Term Loans”) under the First Amendment. The proceeds of the 2018 Incremental Term Loans were used by the Company for general corporate purposes and to pay fees and expenses in connection with the First Amendment. The interest rates applicable to the Incremental Term Loans are the same as those for the Repricing Term Loans.

The Company may voluntarily repay the Repricing Term Loans and the 2018 Incremental Term Loans (collectively, the “Term Loans”) at any time, without prepayment premium or penalty, except in connection with a repricing event as described in the following sentence, subject to customary “breakage” costs with respect to LIBOR rate loans.  Any refinancing of the Term Loans through the issuance of certain debt or any repricing amendment, in either case, that constitutes a “repricing event” applicable to the Term Loans resulting in a lower yield occurring at any time during the first six months after July 13, 2018 will be accompanied by a 1.00% prepayment premium or fee, as applicable.

Other than as described above, the terms, conditions and covenants applicable to the Repricing Term Loans and the 2018 Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the  existing senior secured term loans under the Credit Agreement. The Repricing and issuance of the 2018 Incremental Term Loans resulted in a partial debt extinguishment, for which Exela recognized $1.1 million in debt extinguishment costs in the third quarter of 2018.

2019 Incremental Term Loan

On April 16, 2019, the Company successfully borrowed an additional $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”) under the Second Amendment to First Lien Credit Agreement (the “Second Amendment”). The proceeds of the 2019 Incremental Term Loans were used to replace the cash spent for acquisitions, pay related fees, expenses and related borrowings and for general corporate purposes.

The 2019 Incremental Term Loans will bear interest at a rate per annum that is the same as the Company’s existing Term Loans under the senior credit facility. The 2019 Incremental Term Loans will mature on July 12, 2023, the same maturity date as the Term Loans.

The Company may voluntarily repay the 2019 Incremental Term Loans at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans.

Other than as described above, the terms, conditions and covenants applicable to the 2019 Incremental Term Loans are consistent with the terms, conditions and covenants that are applicable to the Repricing Term Loans and 2018 Incremental Term Loans under the Credit Agreement and which are described in the registrant’s Current Reports on Form 8-K filed with the Securities and Exchange Commission on July 18, 2017 and July 17, 2018. The Repricing and issuance of the 2018 and 2019 Incremental Term Loans resulted in a partial debt extinguishment, for which Exela recognized $1.4 million in debt extinguishment costs in the second quarter of 2019.

Long-Term Debt Outstanding

As of June 30, 2019 and December 31, 2018, the following long-term debt instruments were outstanding:

	June 30,	December 31,
	2019	2018
Other (a)	$29,144	$25,321
First lien credit agreement (b)	365,013	335,896
Senior secured notes (c)	976,670	974,443
Total debt	1,370,827	1,335,660
Less: Current portion of long-term debt	(38,929)	(29,237)
Long-term debt, net of current maturities	$1,331,898	$1,306,423

(a)	Other debt represents the Company’s outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company.

(b)	Net of unamortized original issue discount and debt issuance costs of $7.4 million and $21.4 million as of June 30, 2019 and $8.3 million and $24.5 million as of December 31, 2018.
(c)	Net of unamortized debt discount and debt issuance costs of $16.7 million and $6.7 million as of June 30, 2019 and $18.2 million and $7.3 million as of December 31, 2018.

8.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $4.7 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively. The Company recorded an income tax expense of $9.5 million and $5.6 million for the six months ended June 30, 2019 and 2018, respectively.

The Company's ETR of (16.1%) and (17.3%) for the three and six months ended June 30, 2019 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforward’s created by the provisions of the TCJA.

For the three and six months ended June 30, 2018, the Company’s ETR of (6.9%) and (13.0%) differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s U.S. disallowed interest expense carryforward’s created by the provisions of the TCJA.

As of June 30, 2019, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2018. The Company's valuation allowances have increased by approximately $14.7 million from December 31, 2018 to June 30, 2019 due largely to effects of TCJA relating to interest expense.

9.     Employee Benefit Plans

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

Tax Effect on Accumulated Other Comprehensive Loss

As of June 30, 2019 and December 31, 2018 the Company recorded actuarial losses of $9.3 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.1 million.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$23	$158	$46	$160
Interest cost	602	638	1,203	1,149
Expected return on plan assets	(622)	(804)	(1,244)	(1,429)
Amortization:
Amortization of prior service cost	26	(31)	52	(63)
Amortization of net (gain) loss	413	403	826	807
Net periodic benefit cost	$442	$364	$883	$624

Upon adopting ASU no. 2017-07 as described in Note 2, the Company now records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $1.5 million and $1.2 million to its pension plans during the six months ended June 30, 2019 and 2018, respectively.  The Company has funded the pension plans with the required contributions for 2019 based on current plan provisions.

10.     Commitments and Contingencies

Appraisal Demand

On September 21, 2017, former stockholders of SourceHOV Holdings, Inc. (“SourceHOV”), who allege combined ownership of 10,304 shares of SourceHOV common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017-0673-JRS (the "Appraisal Action"). The Appraisal Action arises out of the acquisition of SourceHOV and Novitex Holdings, Inc., by Quinpario in July 2017 (“Novitex Business Combination”), which gave rise to appraisal rights pursuant to 8 Del. C. § 262. In the Appraisal Action, the petitioners seek, among other things, a determination of the fair value of their SourceHOV shares at the time of the Novitex Business Combination.

On October 12, 2017, SourceHOV filed its answer to the petition and a verified list pursuant to 8 Del. C. § 262(f). The Court conducted a trial in June 2019 and has scheduled post-trial argument for October 2019. The parties and their experts have offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination. The Court may determine a fair value that is above or below the values indicated by the parties and their experts. At this stage of the litigation, the Company is unable to predict the outcome of the Appraisal Action or estimate what the Court will determine the fair value of SourceHOV common stock to be as of the date of the Novitex Business Combination.

As a result of the Appraisal Action, 4,570,734 shares of our Common Stock issued to Ex-Sigma 2 LLC, our principal stockholder, will be forfeited at such time as the PIPE Financing (as defined in and pursuant to the terms of the Consent, Waiver and Amendment, dated June 15, 2017) is repaid. The Company continues to vigorously defend the Appraisal Action.

11.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of June 30, 2019, and December 31, 2018, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 84.8% and 81.0% respectively, of the respective principal balance outstanding as of June 30, 2019. The carrying value approximates the fair value for the long-term debt. Other debt represents the Company's outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt using Level 2 inputs including the recent issue of the debt, the Company’s credit rating, and the current risk-free rate. The Company’s contingent liabilities related to prior acquisitions are re-measured each period and represent a Level 2 measurement as it is based on using an earn out method based on the agreement terms.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2019, and December 31, 2018. The Company did not perform an independent valuation for the measurement of goodwill for the three and six months ended June 30, 2019; however, the Company has elected to include the amount below which is adjusted for currency translation. (See Note 6).

	Carrying	Fair	Fair Value Measurements
As of June 30, 2019	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,331,898	$1,133,899	$—	$1,133,899	$—
Interest rate swap liability	549	549	—	549	—
Goodwill	708,246	708,246	—	—	708,246
Nonrecurring assets and liabilities:
Acquisition contingent liability	$721	$721	$—	$—	$721

	Carrying	Fair	Fair Value Measurements
As of December 31, 2018	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,306,423	$1,316,306	$—	$1,316,306	$—
Interest rate swap	3,836	3,836	—	3,836	—
Goodwill	708,258	708,258	—	—	708,258
Nonrecurring assets and liabilities:
Acquisition contingent liability	$721	$721	$—	$—	$721

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

	June 30,	December 31,
	2019	2018
Balance as of Beginning of Period	$721	$721
Payments/Reductions	—	—
Balance as of End of Period	$721	$721

12.   Stock-Based Compensation

At closing of the Novitex Business Combination, SourceHOV had 24,535 restricted stock units (“RSUs”) outstanding under its 2013 Long Term Incentive Plan ("2013 Plan"). Simultaneous with the closing of the Novitex Business Combination, the 2013 Plan, as well as all vested and unvested RSUs under the 2013 Plan, were assumed by Ex-Sigma  2 LLC (“ExSigma”), an entity formed by the former SourceHOV equity holders, which is also the Company's principal stockholder. In accordance with GAAP, the Company continues to incur compensation expense related to the 9,880 unvested RSUs as of July 12, 2017 on a straight-line basis until fully vested, as the recipients of the RSUs are employees of the Company. Subject to continuous employment and other terms of the 2013 Plan, all remaining unvested RSUs with an initial vesting period of three or four years vested in April 2019. As of June 30, 2019, because all shares vested in April 2019, there are no nonvested shares related to the 2013 Plan.

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

Restricted Stock Unit Grants

Restricted stock unit awards generally vest ratably over a one to two year period. Restricted stock units are subject to forfeiture if employment terminates prior to vesting and are expensed ratably over the vesting period.

A summary of the status of restricted stock units related to the 2018 Plan as of June 30, 2019 is presented as follows:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Shares	Date Fair Value	(Years)	Intrinsic Value
Balance as of December 31, 2018	893,297	$5.86	0.76	$5,239
Shares granted	153,190		—	—
Shares forfeited	(110,800)	—	—	—
Shares vested	—	—	—	—
Balance as of June 30, 2019	935,687	$5.32	0.63	$4,980

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. There was no stock option activity for the six months ended June 30, 2018. Stock option activity in the first six months of 2019 is summarized in the following table:

		Weighted	Average Remaining
		Average	Vesting Period	Aggregate
	Outstanding	Exercise Price	(Years)	Intrinsic Value
Balance as of December 31, 2018	3,570,300	$6.06	2.92	$9,590
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(508,200)	—	—	—
Expired	—	—	—	—
Balance as of June 30, 2019	3,062,100	$6.07	2.52	$8,225

As of June 30, 2019, there was approximately $7.2 million of total unrecognized compensation expense related to non-vested awards for the 2018 Plan, which will be recognized over the respective service period.

Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $2.6 million and $5.5 million related to plan awards for the three and six months ended June 30, 2019 and $1.9 million and $2.9 million related to plan awards for the three and six months ended June 30, 2018.

13.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock.  Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of Common Stock possess all voting power for the election of Exela's directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of Common Stock are entitled to one vote per share on matters to be voted on by stockholders.  Holders of Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. In January 2018, 1,625,000 shares of Series A Preferred Stock were converted into 1,987,767 shares of Common Stock. As of June 30, 2019 and December 31, 2018, there were 152,782,534 and 152,692,140 shares of Common Stock issued, respectively. As of June 30, 2019 and December 31, 2018, there were 150,007,085 and 150,142,955 shares outstanding, respectively.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2019 and December 31, 2018, the Company had 4,569,233 shares of Series A Preferred Stock outstanding. The par value of Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock will be convertible at the holder's option, at any time after the six-month anniversary and prior to the third anniversary of the issue date, initially into 1.2226 shares of Common Stock.

Holders of the Series A Preferred Stock will be entitled to receive cumulative dividends at a rate per annum of 10% of the Liquidation Preference per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date until the third anniversary of the issue date, the amount of all accrued but unpaid dividends on the Series A Preferred Stock will be added to the Liquidation Preference without any action by the Company’s board of directors. For the three months ended June 30, 2019 and 2018 this amount was $0.9 million as reflected on the Consolidated Statement of Operations. For the six months ended June 30, 2019 and 2018 this amount was  $1.8 million as reflected on the Consolidated Statement of Operations.    The cumulative accrued but unpaid dividends of the Series A Preferred Stock since their inception on July 12, 2017 is $7.9 million.  The per share average of cumulative preferred dividends for the three and six months ended June 30, 2019 and 2018 is 0.2 dollars.

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

Treasury Stock

On November 8, 2017, the Company's board of directors authorized a share buyback program (the "Share Buyback Program"), pursuant to which the Company may, from time to time, purchase up to 5,000,000 shares of its Common Stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The decision as to whether to purchase any shares and the timing of purchases, if any, will be based on the price of the Company's Common Stock, general business and market conditions and other investment considerations and factors. The Share Buyback Program does not obligate the Company to purchase any shares and expires in 24 months. The Share Buyback Program may be terminated or amended by the Company's board of directors in its discretion at any time. The Company purchased 237,962 shares during the three months ended June 30, 2019 under the Share Buyback Program at an average share price of $2.51. As of June 30, 2019, 2,787,147 shares had been repurchased under the Share Buyback Program and are held in treasury stock. The Company records treasury stock using the cost method.

Warrants

At June 30, 2019 there were 34,988,302 warrants outstanding. As part of its IPO, Quinpario had issued 35,000,000 units including one share of common stock and one warrant of which 34,988,302 have been separated from the original unit and 11,698 warrants remain an unseparated part of the originally issued units. The warrants are traded on the OTC Bulletin Board as of June 30, 2019.

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

14.   Related-Party Transactions

Leasing Transactions

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates through common interest held by Ex-Sigma 2 LLC, our largest stockholder. The rental expense for these operating leases was $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was $0.1 million for the three months ended June 30, 2019 and 2018, respectively. The expense recognized for these services was $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

The Company received consulting services from Shadow Pond, LLC. Shadow Pond, LLC is wholly owned and controlled by Vik Negi, our Executive Vice President Treasury and Business Affairs. The consulting arrangement was established to compensate Mr. Negi for his services to the Company prior to becoming an employee. The expense recognized for these services was $0.1 and $0.2 million for the three and six months ended June 30, 2018, respectively. This consulting arrangement with Shadow Pond, LLC terminated on April 1, 2018 and Mr. Negi continues to provide services as an employee of the Company. As such, there were no additional expenses for the three and six months ended June 30, 2019.

Relationship with HandsOn Global Management

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and SourceHOV, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HOVS LLC and HandsOn Fund 4 I, LLC (“HGM”). Similarly,

SourceHOV is party to ten master agreements with entities affiliated with HGM's managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides SourceHOV with free use of technology and includes a reseller arrangement pursuant to which SourceHOV is entitled to sell these services to third parties. Any revenue earned by SourceHOV in such third-party sale is shared 75%/25% with each of HGM's venture affiliates in favor of SourceHOV. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. SourceHOV has the license to use and resell such brands, as described therein. The fee relating to these agreements was $0.1 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively. The Company incurred fees relating to these agreements of $0.1 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.

Relationship with HOV Services, Ltd.

HOV Services, Ltd. provides the Company data capture and technology services. HOV Services, Ltd is an indirect equity holder of Ex-Sigma  2 LLC. The expense recognized for these services was $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million for the six months ended June 30, 2019 and 2018, respectively. These expenses are included in cost of revenue in the consolidated statements of operations.

Relationship with Apollo Global Management, LLC

The Company provides services to and receives services from certain Apollo Global Management, LLC (“Apollo”) affiliated companies. Funds managed by Apollo have the right to designate two of the Company’s directors. On November 18, 2014, the Company's subsidiary, Exela Enterprises Solutions, Inc. (“Solutions”), entered into a master services agreement with Management Holdings, an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, Solutions provides Management Holdings printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. The Company recognized revenue of $0.2 million in our consolidated statements of operations from Apollo affiliated companies under this agreement for the three months ended June 30, 2019 and 2018, respectively. The company recognized revenue of $0.3 million for the six months ended June 30, 2019 and 2018, respectively, in our consolidated statements of operations from Apollo affiliated companies under this agreement.

On January 18, 2017, Solutions entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC ("Caesars"). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, Solutions provides managed print services to Caesars, including general equipment operation, supply management, support services and technical support. The Company recognized revenue of approximately $1.1 million and $1.0 million in our consolidated statements of operations from Caesars under this master purchase and professional services agreement for the three months ended June 30, 2019 and 2018, respectively. The Company recognized revenue of approximately $2.2 million and $2.0 million in our consolidated statements of operations from Caesars under this master purchase and professional services agreement for the six months ended June 30, 2019 and 2018, respectively.

On May 5, 2017, Solutions entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, Solutions provides ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. The Company recognized revenue of $0.3 million and $0.1 million in our consolidated statements of operations from ADT LLC under this master services agreement for the three months ended June 30, 2019 and 2018, respectively. The Company recognized revenue of $0.6 million and $0.2 million in our consolidated statements of operations from ADT LLC under this master services agreement for the six months ended June 30, 2019 and 2018, respectively.

On July 20, 2017, Solutions entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, Solutions provides commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $0.9 million and $1.7 million for the three months ended June 30, 2019 and 2018, respectively, from Diamond Resorts Centralized Services Company under this master services agreement. The Company recognized revenue of $2.6 million and $4.2 million for the six months ended June 30, 2019 and 2018, respectively, and cost of revenue of $0.1 million for the six months ended June 30, 2019 and 2018, respectively, from Diamond Resorts Centralized Services Company under this master services agreement.

In April 2016, Solutions entered into a master services agreement with Presidio Networked Solutions Group, LLC ("Presidio Group"), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo and with a common Apollo designated director. Pursuant to this master services agreement, Presidio Group provides Solutions with employees, subcontractors, and/or goods and services. For the three months ended June 30, 2019 and 2018 there were related party expenses of $0.2 million, respectively, for this service. For the six months ended June 30, 2019 and 2018 there were related party expenses of $0.4 million and $0.3 million, respectively, for this service.

Payable and Receivable Balances with Affiliates

Payable and receivable balances with affiliates as of June 30, 2019 and December 31, 2018 are as follows below. As of December 31, 2018 there were no related party receivables.

	June 30,		December 31,
	2019		2018
	Receivable	Payable	Payable
HOV Services, Ltd	$189	$—	$405
Rule 14	—	145	127
HGM	17	—	6,998
Apollo affiliated company	—	91	205
Oakana	—	2	—
	$206	$238	$7,735

15. Segment and Geographic Area Information

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

	Three months ended June 30, 2019
	ITPS	HS	LLPS	Total
Revenue	$309,152	$63,440	$17,568	$390,160
Cost of revenue	246,779	40,338	10,889	298,006
Selling, general and administrative expenses				51,564
Depreciation and amortization				27,191
Related party expense				1,055
Interest expense, net				39,132
Debt modification and extinguishment costs				1,404
Sundry income, net				(1,493)
Other expense, net				2,709
Net loss before income taxes				$(29,408)

	Three months ended June 30, 2018
	ITPS	HS	LLPS	Total
Revenue	$330,132	$56,314	$23,936	$410,382
Cost of revenue (exclusive of depreciation and amortization)	261,131	39,260	13,563	313,954
Selling, general and administrative expenses				46,723
Depreciation and amortization				36,368
Related party expense				1,402
Interest expense, net				38,527
Sundry income, net				(2,325)
Other income, net				(704)
Net loss before income taxes				$(23,563)

	Six months ended June 30, 2019
	ITPS	HS	LLPS	Total
Revenue	$633,731	$124,783	$35,410	$793,924
Cost of revenue	504,168	78,844	21,876	604,888
Selling, general and administrative expenses				101,512
Depreciation and amortization				55,211
Related party expense				2,050
Interest expense, net				78,031
Debt modification and extinguishment costs				1,404
Sundry expense, net				1,038
Other expense, net				4,385
Net loss before income taxes				$(54,595)

	Six months ended June 30, 2018
	ITPS	HS	LLPS	Total
Revenue	$642,068	$114,946	$46,535	$803,549
Cost of revenue	506,304	74,216	27,226	607,746
Selling, general and administrative expenses				92,318
Depreciation and amortization				74,386
Related party expense				2,508
Interest expense, net				76,544
Sundry income, net				(2,389)
Other income, net				(4,032)
Net loss before income taxes				$(43,532)

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

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, estimated or anticipated future results and benefits, future opportunities for Exela, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this quarterly report and our Annual Report on Form 10‑K for the year ended December 31, 2018 (our “Annual Report”) under the heading “Risk Factors” as supplemented by risk factors described in Part II, “Item 1A. Risk Factors” of our quarterly report for the quarter ended June 30, 2019, and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide Exela’s expectations, plans or forecasts of future events and views as of the date of this quarterly report. Exela anticipates that subsequent events and developments may cause Exela’s assessments to change. These forward-looking statements should not be relied upon as representing Exela’s assessments as of any date subsequent to the date of this quarterly report.

Overview

Exela is a business process automation (BPA) leader, leveraging a global footprint and proprietary technology to provide digital transformation solutions enhancing quality, productivity, and end-user experience. With decades of expertise operating mission-critical processes, Exela serves a growing roster of more than 4,000 customers throughout 50 countries, including over 60% of the Fortune 100. With foundational technologies spanning information management, workflow automation, and integrated communications, Exela’s software and services include multi-industry department solution suites addressing finance and accounting, human capital management, and legal management, as well as industry-specific solutions for banking, healthcare, insurance, and public sectors. Through cloud-enabled platforms, built on a configurable stack of automation modules, and over 22,000 employees operating in 23 countries, Exela rapidly deploys integrated technology and operations as an end-to-end digital journey partner.

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

ITPS:  Our largest segment, ITPS, provides a wide range of solutions and services designed to aid businesses in information capture, processing, decisioning and distribution to customers primarily in the financial services, commercial, public sector and legal industries. Our major customers include the top 10 U.S. banks, 7 of the top 10 U.S. insurance companies, 4 of the top 5 U.S. telecom companies, over 40 utility companies, and over 400 state and local government entities. Our ITPS offerings enable companies to increase availability of working capital, reduce turnaround times for application processes, increase regulatory compliance and enhance consumer engagement.

HS:  Our HS segment operates and maintains a consulting and outsourcing business specializing in both the healthcare provider and payer markets. We serve the top 5 healthcare insurance payers and over 900 healthcare providers.

LLPS:  Our LLPS segment provides a broad and active array of support services in connection with class action, bankruptcy, labor, claims adjudication and employment and other legal matters. Our customer base consists of corporate counsel, government attorneys, and law firms.

Acquisitions

On April 10, 2018, Exela completed the acquisition of Asterion International Group (“Asterion”), a well-established provider of technology driven business process outsourcing, document management and business process automation (“BPA”) across Europe. Asterion currently serves over 250 key customers in Europe from 13 operating locations and 30 customer sites. The purchase price was approximately $19.5 million. The acquisition comes with minimal customer overlap and is strategic to expand Exela’s pro forma combined European business to over $200 million in annual revenue. This acquisition not only enables Asterion’s customers to access Exela’s full suite of BPA solutions but also strategically positions Exela to expand its existing revenue base through a broader portfolio of offerings with a larger European presence.

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

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $181.0 million and $180.6 million for the three months ended June 30, 2019 and 2018, respectively. We incurred personnel costs of $359.0 million and $347.7 million for the six months ended June 30, 2019 and 2018, respectively. The majority of our personnel costs are variable and incurred only while we are providing our services.

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

Results of Operations

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018:

	Three Months Ended June 30,
	2019	2018	Change	% Change
Revenue:
ITPS	$309,152	$330,132	$(20,980)	-6.36%
HS	63,440	56,314	7,126	12.65%
LLPS	17,568	23,936	(6,368)	-26.60%
Total revenue	390,160	410,382	(20,222)	-4.93%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	246,779	261,131	(14,352)	-5.50%
HS	40,338	39,260	1,078	2.75%
LLPS	10,889	13,563	(2,674)	-19.72%
Total cost of revenues	298,006	313,954	(15,948)	-5.08%
Selling, general and administrative expenses	51,564	46,723	4,841	10.36%
Depreciation and amortization	27,191	36,368	(9,177)	-25.23%
Related party expense	1,055	1,402	(347)	-24.75%
Operating income	12,344	11,935	409	3.43%
Interest expense, net	39,132	38,527	605	1.57%
Debt modification and extinguishment costs	1,404	—	1,404	—
Sundry expense (income), net	(1,493)	(2,325)	832	-35.78%
Other expense (income), net	2,709	(704)	3,413	-484.80%
Net loss before income taxes	(29,408)	(23,563)	(5,845)	24.81%
Income tax benefit	(4,738)	(1,619)	(3,119)	192.65%
Net loss	$(34,146)	$(25,182)	$(8,964)	35.60%

Revenue

Our ITPS, HS, and LLPS segments constituted 79.2%, 16.3%, and 4.5% of total revenue, respectively, for the three months ended June 30, 2019, compared to 80.4%, 13.7%, and 5.8%, respectively, for the three months ended June 30, 2018. The revenue changes by reporting segment were as follows:

ITPS— The decrease was primarily attributable to a decline of $21.9 million related to certain statements of work from one customer in the enterprise solutions business and a decline in postage revenue. This was offset by 2018 acquisitions and ramp up of new customers.

HS—The increase was primarily attributable to ramp up of new customers and acquisitions.

LLPS— Revenues are event driven and were negatively impacted by projects that generated lower revenue.

Cost of Revenue

The cost of revenue changes by operating segment was as follows:

ITPS— The decrease corresponds with the related revenue decrease and continued transformation and cost saving initiatives.

HS—The increase primarily corresponded with the related revenue increase.

LLPS— The decrease was primarily attributable to a corresponding decrease in revenue in legal claims administration services.

Selling, General and Administrative Expenses

For the three months ended June 30, 2019, SG&A was $4.8 million higher than the three months ended June 30, 2018, mainly driven by higher stock compensation expense related to the equity awards granted to certain employees in the second half of 2018. The increase was also driven by a one time customer exit cost write off of $1.9 million during the three months ended June 30, 2019.

Depreciation & Amortization

Amortization expenses were $9.2 million lower for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, as a result of accelerated trade name write off during the financial year 2018. The accelerated trade name write off ended on December 31, 2018.

Related Party Expenses

Related party expenses remained materially consistent with the prior year period.

Interest Expense

The Company pays interest on a semi-annual basis in the first and third quarters of each year; as such, interest expense remained materially consistent with the prior year period.

Sundry Expense (Income)

The increase of $0.8 million over the prior year period was primarily attributable to foreign currency transaction losses associated with exchange rate fluctuations.

Other Income

The decrease of $3.4 million over the prior year period is primarily attributable to an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument are recorded directly in earnings. For the three months ended June 30, 2019, the fair value of the interest swap decreased $2.7 million and for the three months ended June 30, 2018, the fair value increased $0.7 million.

Income Tax (Expense) Benefit

We had an income tax expense of $4.7 million for the three months ended June 30, 2019, compared to an income tax expense of $1.6 million for the three months ended June 30, 2018. The change in the income tax expense was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets. The change in the effective tax rate for the three months ended June 30, 2019, resulted from permanent tax adjustments and valuation allowances, including valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018:

	Six Months Ended June 30,
	2019	2018	Change	% Change
Revenue:
ITPS	$633,731	$642,068	$(8,337)	-1.30%
HS	124,783	114,946	9,837	8.56%
LLPS	35,410	46,535	(11,125)	-23.91%
Total revenue	793,924	803,549	(9,625)	-1.20%
Cost of revenue (exclusive of depreciation and amortization:
ITPS	504,168	506,304	(2,136)	-0.42%
HS	78,844	74,216	4,628	6.24%
LLPS	21,876	27,226	(5,350)	-19.65%
Total cost of revenues	604,888	607,746	(2,858)	-0.47%
Selling, general and administrative expenses	101,512	92,318	9,194	9.96%
Depreciation and amortization	55,211	74,386	(19,175)	-25.78%
Related party expense	2,050	2,508	(458)	-18.26%
Operating income	30,263	26,591	3,672	13.81%
Interest expense, net	78,031	76,544	1,487	1.94%
Debt modification and extinguishment costs	1,404	—	1,404	—
Sundry expense (income), net	1,038	(2,389)	3,427	-143.45%
Other expense (income), net	4,385	(4,032)	8,417	-208.75%
Net loss before income taxes	(54,595)	(43,532)	(11,063)	25.41%
Income tax benefit	(9,459)	(5,644)	(3,815)	67.59%
Net loss	$(64,054)	$(49,176)	$(14,878)	30.25%

Revenue

Our ITPS, HS, and LLPS segments constituted 79.8%, 15.7%, and 4.5% of total revenue, respectively, for the six months ended June 30, 2019, compared to 79.9%, 14.3%, and 5.8%, respectively, for the six months ended June 30, 2018. The revenue changes by reporting segment were as follows:

ITPS— The decrease was primarily attributable to a decline of $39.4 million related to certain statements of work from one customer in the enterprise solutions business. The decrease was offset by an increase due to 2018 acquisitions and ramp up of new customers.

HS— The increase was primarily attributable to ramp up of new customers and acquisitions, offset by a decline in volume from a single customer who lost a contract from one of its customers.

LLPS— Revenues decreased due to a decline in legal claims administration services of $8.6 million.

Cost of Revenue

The cost of revenue changes by operating segment was as follows:

ITPS— The decrease corresponds with the related revenue decrease due to a decline in certain statements of work from one customer in the enterprise solutions business.

HS— The increases primarily corresponded with the related revenue increase.

LLPS— The decrease was primarily attributable to a corresponding decrease in revenue in legal claims administration services.

Selling, General and Administrative Expenses

For the six months ended June 30, 2019, SG&A was $9.2 million higher than the six months ended June 30, 2019, mainly driven by higher stock compensation expense related to the equity awards granted to certain employees in the second half of 2018. The increase was also driven by higher investments in sales and strategy teams to drive the growth of the Company.

Depreciation & Amortization

Amortization expenses were $19.2 million lower for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, as a result of accelerated trade name write off during the financial year 2018. The accelerated trade name write off ended on December 31, 2018.

Related Party Expenses

Related party expenses remained materially consistent with the prior year period.

Interest Expense

The Company pays interest on a semi-annual basis in the first and third quarters of each year; as such, interest expense remained materially consistent with the prior year period.

Sundry Expense (Income)

The increase of $3.4 million over the prior year period was primarily attributable to foreign currency transaction losses associated with exchange rate fluctuations.

Other Income

The decrease of $8.4 million over the prior year period is primarily attributable to an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument are recorded directly in earnings. For the six months ended June 30, 2019, the fair value of the interest swap decreased $4.4 million and for the six months ended June 30, 2018, the fair value increased $4.0 million.

Income Tax (Expense) Benefit

We had an income tax expense of $9.5 million for the six months ended June 30, 2019, compared to an income tax expense of $5.6 million for the six months ended June 30, 2018. The change in the income tax expense was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets. The change in the effective tax rate for the six months ended June 30, 2019, resulted from permanent tax adjustments and valuation allowances, including valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

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

Three Months ended June 30, 2019 compared to the Three Months ended June 30, 2018

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended June 30, 2019 and 2018. 2018 reconciliation items between EBITDA and Adjusted EBITDA have been adjusted for comparability purposes in the table below. EBITDA and Adjusted EBITDA for the three months ended June 30, 2018 remains unchanged.

	Three Months Ended June 30,
	2019	2018
Net Loss	$(34,146)	$(25,182)
Taxes	4,738	1,619
Interest Expense	39,132	38,527
Depreciation and Amortization	27,191	36,368
EBITDA	36,915	51,332
Optimization and restructuring expenses (1)	18,708	8,904
Process transformation	17,562	8,904
Customer transformation	25	—
Mergers and acquisitions	1,121	—
Transaction and integration costs (2)	2,030	819
Non-cash equity compensation (3)	2,661	1,936
Other charges including non-cash (4)	4,771	6,720
Loss on sale of assets (5)	207	367
Loss on business disposals (6)	—	720
Debt modification and extinguishment costs	1,404	—
Gain/Loss on derivative instruments (7)	2,708	(704)
Adjusted EBITDA	$69,404	$70,094

1.

Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.

2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options granted by Ex-Sigma 2 LLC and Exela to our employees that vested during the year.
4.

Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.

5.	Represents a loss recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents a gain recognized on the disposal of Meridian Consulting Group, LLC.
7.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.

EBITDA and Adjusted EBITDA

EBITDA was $36.9 million for the three months ended June 30, 2019, compared to $51.3 million for the three months ended June 30, 2018. Adjusted EBITDA was $69.4 million for the three months ended June 30, 2019, compared to $70.1 million for the three months ended June 30, 2018. The decrease in EBITDA for the three months ended June 30, 2019 was primarily due to a higher net loss and a decrease in depreciation and amortization as a result of ending the accelerated trade name write off on December 31, 2018.

Six Months ended June 30, 2019 compared to the Six Months ended June 30, 2018

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the six months months ended June 30, 2019 and 2018. 2018 reconciliation items between EBITDA and Adjusted EBITDA have been adjusted for comparability purposes in the table below. EBITDA and Adjusted EBITDA for the six months ended June 30, 2018 remains unchanged.

	Six Months Ended June 30,
	2019	2018
Net Loss	$(64,054)	$(49,176)
Taxes	9,459	5,644
Interest expense	78,031	76,545
Depreciation and amortization	55,211	74,386
EBITDA	78,647	107,399
Optimization and restructuring expenses (1)	42,369	18,623
Process transformation	39,503	18,623
Customer transformation	102	—
Mergers and acquisitions	2,763	—
Transaction and integration costs (2)	3,038	1,876
Non-cash equity compensation (3)	5,460	2,895
Other charges including non-cash (4)	7,737	11,514
Loss on sale of assets (5)	426	665
Loss on business disposals (6)	—	720
Debt modification and extinguishment costs	1,404	—
Gain/Loss on derivative instruments (7)	4,385	(4,032)
Adjusted EBITDA	$143,466	$139,660

1.

Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.

2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options granted by Ex-Sigma 2 LLC and Exela to our employees that vested during the year.
4.

Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.

5.	Represents a loss recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents a gain recognized on the disposal of Meridian Consulting Group, LLC.
7.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.

EBITDA and Adjusted EBITDA

EBITDA was $78.6 million for the six months ended June 30, 2019, compared to $107.4 million for the six months ended June 30, 2018. Adjusted EBITDA was $143.5 million for the six months ended June 30, 2019, compared to $139.7 million for the six months ended June 30, 2018. The decrease in EBITDA for the six months ended June 30, 2019, was primarily due to a higher net loss and a decrease in depreciation and amortization as a result of ending the accelerated trade name write off on December 31, 2018.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash generated from operating activities, supplemented as necessary on a short-term basis by borrowings against our senior secured revolving credit facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business.

We currently expect to spend approximately $40 to $45 million on total capital expenditures over the next twelve months. We believe that our operating cash flow and available borrowings under our credit facility will be sufficient to fund our operations for at least the next twelve months.

On July 13, 2018, Exela successfully repriced the $343.4 million of term loans outstanding under our senior secured credit facilities (the “Repricing Term Loans”). The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the existing senior secured term loans that were incurred on July 12, 2017 pursuant to the First Lien Credit Agreement (the “Credit Agreement”).

On July 13, 2018, the Company borrowed a further $30.0 million pursuant to incremental term loans under the Credit Agreement. On April 16, 2019, the Company borrowed an additional $30.0 million pursuant to incremental term loans under the Credit Agreement. The proceeds of these incremental term loans (collectively, the “Incremental Term Loans”) were used to replace the cash spent for acquisitions, pay related fees, expenses and related borrowings and for general corporate purposes.

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

At June 30, 2019, cash and cash equivalents totaled $23.4 million and we had availability of $79.0 million under our senior secured revolving credit facility.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018	Change	% Change
Cash flow from operating activities	$(4,776)	$48,251	$(53,027)	-109.90%
Cash flow used in investing activities	(28,499)	(19,185)	(9,314)	48.55%
Cash flows (used in) provided by financing activities	12,736	(23,274)	36,010	-154.72%
Subtotal	(20,539)	5,792	(26,331)	-454.61%
Effect of exchange rates on cash	111	(410)	521	-127.07%
Net increase/(decrease) in cash	(20,428)	5,382	(25,810)	-479.56%

Analysis of Cash Flow Changes between the Six Months Ended June 30, 2019 and June 30, 2018

Operating Activities—The decrease of $53.0 million in cash flows from operating activities for the six months ended June 30, 2019 was primarily due to higher cash inflows in 2018 due to receipt of settlement funds for the legal business, changes in accounts payable and accrued liabilities, and a decrease in related party payables in 2019. The decrease was offset by higher cash flows from accounts receivable in 2019.

Investing Activities—The decrease of $9.3 million in cash used in investing activities was primarily due to additional outsourcing contract costs for the six months ended June 30, 2019 due to the ramp of new revenue. The increase was offset by a decrease in cash paid for acquisitions.

Financing Activities—The increase of $36.0 million in cash provided by financing activities was primarily due to proceeds from the incremental term loan in April 2019 and lower equity issuance costs, offset by increases in principal payments on long-term obligations and a stock repurchase payment that was accrued for as of December 31, 2018 and paid in the first quarter of 2019.

Indebtedness

In connection with the Novitex Business Combination, we acquired debt facilities and issued notes totaling $1.4 billion. Proceeds from the indebtedness were used to pay off credit facilities existing immediately before the Novitex Business Combination.

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022. The Credit Agreement provided for the following interest rates for borrowings under the senior secured term facility and senior secured revolving facility: at the Company’s option, either (1) an adjusted LIBOR, subject to a 1.0% floor in the case of term loans, or (2) a base rate, in each case plus an applicable margin. The initial applicable margin for the senior secured term facility was 7.5% with respect to LIBOR borrowings and 6.5% with respect to base rate borrowings. The initial applicable margin for the senior secured revolving facility was 7.0% with respect to LIBOR borrowings and 6.0% with respect to base rate borrowings. The applicable margin for borrowings under the senior secured revolving facility is subject to step-downs based on leverage ratios. The senior secured term loan is subject to amortization payments, commencing on the last day of the first full fiscal quarter of the Company following the closing date, of 0.6% of the aggregate principal amount for each of the first eight payments and 1.3% of the aggregate principal amount for payments thereafter, with any balance due at maturity. As of June 30, 2018 the interest rate applicable for the first lien senior secured term loan was 9.83%.

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

The Repricing Term Loans will bear interest at a rate per annum of, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.00%, in each case plus an applicable margin of 6.50% for LIBOR loans and 5.50% for base rate loans.  The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the existing senior secured term loans that were incurred on July 12, 2017 pursuant to the First Lien Credit Agreement. The Repricing Term Loans will mature on July 12, 2023, the same maturity date as the existing senior secured term loans. As of June 30, 2019, the interest rate applicable for the Repricing Term Loans was 8.85%.

Incremental Term Loans

On July 13, 2018, the Company successfully borrowed an additional $30.0 million pursuant to incremental term loans (the “2018 Incremental Term Loans”) under the First Amendment to the Credit Agreement. The proceeds of the 2018 Incremental Term Loans were used by the Company for general corporate purposes and to pay fees and expenses in connection with the First Amendment.

On April 16, 2019, the Company successfully borrowed a further $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”, and, together with the 2018 Incremental Terms Loans, the “Incremental Term Loans”) under the Second Amendment to the Credit Agreement. The proceeds of the 2019 Incremental Term Loans were used to replace the cash spent for acquisitions, pay related fees, expenses and related borrowings for general corporate purposes.

The Incremental Term Loans bear interest at a rate per annum that is the same as the Repricing Term Loans.  The Incremental Term Loans will mature on July 12, 2023, the same maturity date as the Repricing Term Loans.

The Company may voluntarily repay the Repricing Term Loans and the Incremental Term Loans (collectively, the “Term Loans”) at any time, without prepayment premium or penalty, except in connection with a repricing event as described in the following sentence, subject to customary “breakage” costs with respect to LIBOR rate loans. Any refinancing of the Term Loans through the issuance of certain debt or any repricing amendment, in either case, that constitutes a “repricing event” applicable to the Term Loans resulting in a lower yield occurring at any time during the first six months after July 13, 2018, will be accompanied by a 1.00% prepayment premium or fee, as applicable.

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

Letters of Credit

As of June 30, 2019 and December 31, 2018, we had outstanding irrevocable letters of credit totaling approximately $21.0 million and $20.6 million, respectively, under the revolving credit facility.

Potential Future Transactions

We may, from time to time, explore and evaluate possible strategic transactions, which may include joint ventures, as well as business acquisitions or the acquisition or disposition of assets.  In order to pursue certain of these opportunities, additional funds will likely be required. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all.

Off Balance Sheet Arrangements

At June 30, 2019 we had no material off balance sheet arrangements, except letters of credit described above under Liquidity and Capital Resources. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At June 30, 2019, we had $1,331.9 million of debt outstanding, with a weighted average interest rate of 9.57%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $13.3 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018.

The interest rate swap, which is used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other income as an expense of $4.4 million and income of $4.7 million for the six months ended June 30, 2019 and 2018, respectively.

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

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report, in conformity with U.S. generally accepted accounting principles.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we began implementing a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Appraisal Demand

On September 21, 2017, former stockholders of SourceHOV Holdings, Inc. (“SourceHOV”), who allege combined ownership of 10,304 shares of SourceHOV common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017-0673-JRS (the "Appraisal Action"). The Appraisal Action arises out of the acquisition of SourceHOV and Novitex Holdings, Inc., by Quinpario in July 2017 (“Novitex Business Combination”), which gave rise to appraisal rights pursuant to 8 Del. C. § 262. In the Appraisal Action, the petitioners seek, among other things, a determination of the fair value of their SourceHOV shares at the time of the Novitex Business Combination.

On October 12, 2017, SourceHOV filed its answer to the petition and a verified list pursuant to 8 Del. C. § 262(f). The Court conducted a trial in June 2019 and has scheduled post-trial argument for October 2019. The parties and their experts have offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination. The Court may determine a fair value that is above or below the values indicated by the parties and their experts. At this stage of the litigation, the Company is unable to predict the outcome of the Appraisal Action or estimate what the Court will determine the fair value of SourceHOV common stock to be as of the date of the Novitex Business Combination.

As a result of the Appraisal Action, 4,570,734 shares of our Common Stock issued to Ex-Sigma 2 LLC, our principal stockholder, will be forfeited at such time as the PIPE Financing (as defined in and pursuant to the terms of the Consent, Waiver and Amendment, dated June 15, 2017) is repaid. The Company continues to vigorously defend the Appraisal Action.

Other

We are, from time to time, involved in other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although our management cannot predict the outcomes of these matters, our management believes these actions will not have a material, adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2018, which could materially affect our business, financial condition and/or operating results. The risks described in these Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company may, from time to time, purchase up to 5,000,000 shares of its Common Stock. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The decision as to whether to purchase any shares and the timing of purchases, if any, will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. The Share Buyback Program does not obligate the Company to purchase any shares and expires 24 months after authorized. The Share Buyback Program may be terminated or amended by the Company’s board of directors in its discretion at any time. We purchased an additional 2,499,885 shares during 2018 at an average share price of $4.71. Share repurchases for the three and six months ended June 30, 2019 were 237,962 at an average share price of $2.74. As of June 30, 2019, 2,787,147 shares had been repurchased under the Share Buyback Program. The Company records treasury stock using the cost method.

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

10.2	Exela Technologies Inc. 2018 Stock Incentive Plan.(6)
10.3	Form of Option Grant Notice and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan. (6)
10.4	Form of Restricted Stock Unit Grant and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan. (6)
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

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S‑1 (SEC File No. 333‑198988).
(2)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on July 13, 2018.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8‑K, filed on February 22, 2017.
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on July 18, 2017.
(5)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on April 17, 2019.
(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2019.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of August, 2019.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James G. Reynolds
James G. Reynolds
Chief Financial Officer (Principal Financial and Accounting Officer)