Form 10-Q
period 2019-09-30
Exela Technologies, Inc.
filed 2019-11-12
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 11, 2019 the registrant had 150,698,864 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended September 30, 2019

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2019 and December 31, 2018

(in thousands of United States dollars except share and per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	$10,312	$25,615
Restricted cash	4,913	18,239
Accounts receivable, net of allowance for doubtful accounts of $7,021 and $4,359, respectively	260,438	270,812
Related party receivables	42	—
Inventories, net	16,996	16,220
Prepaid expenses and other current assets	22,695	25,015
Total current assets	315,396	355,901
Property, plant and equipment, net of accumulated depreciation of $171,913 and $154,060, respectively	119,469	132,986
Operating lease right-of-use assets, net	93,352	—
Goodwill	609,458	708,258
Intangible assets, net	374,445	407,021
Deferred income tax assets	15,830	16,225
Other noncurrent assets	13,557	19,391
Total assets	$1,541,507	$1,639,782

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payables	$93,815	$99,853
Related party payables	274	7,735
Income tax payable	—	1,996
Accrued liabilities	60,994	66,008
Accrued compensation and benefits	51,819	54,583
Accrued interest	24,602	49,071
Customer deposits	30,161	34,235
Deferred revenue	17,368	16,504
Obligation for claim payment	43,267	56,002
Current portion of finance lease liabilities	15,172	17,498
Current portion of operating lease liabilities	26,604	—
Current portion of long-term debts	37,237	29,237
Total current liabilities	401,313	432,722
Long-term debt, net of current maturities	1,367,583	1,306,423
Finance lease liabilities, net of current portion	24,159	26,738
Pension liabilities	26,667	25,269
Deferred income tax liabilities	12,677	11,212
Long-term income tax liabilities	2,892	3,024
Operating lease liabilities, net of current portion	71,661	—
Other long-term liabilities	7,866	15,400
Total liabilities	1,914,818	1,820,788
Commitments and Contingencies (Note 10)

Stockholders' equity (deficit)
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 153,486,011 shares issued and 150,698,864 shares outstanding at September 30, 2019 and 152,692,140 shares issued and 150,142,955 shares outstanding at December 31, 2018	15	15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 4,419,233 shares issued and outstanding at September 30, 2019 and 4,569,233 shares issued and outstanding at December 31, 2018	1	1
Additional paid in capital	482,018	482,018
Less: common stock held in treasury, at cost; 2,787,147 shares at September 30, 2019 and 2,549,185 shares December 31, 2018	(10,949)	(10,342)
Equity-based compensation	48,411	41,731
Accumulated deficit	(876,043)	(678,563)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(7,786)	(6,565)
Unrealized pension actuarial losses, net of tax	(8,978)	(9,301)
Total accumulated other comprehensive loss	(16,764)	(15,866)
Total stockholders’ deficit	(373,311)	(181,006)
Total liabilities and stockholders’ deficit	$1,541,507	$1,639,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$372,917	$383,030	$1,166,841	$1,186,579
Cost of revenue (exclusive of depreciation and amortization)	291,222	295,936	896,110	903,682
Selling, general and administrative expenses	50,372	44,913	151,884	137,231
Depreciation and amortization	27,114	35,041	82,326	109,428
Impairment of goodwill and other intangible assets	99,682	—	99,682	—
Related party expense	1,405	759	3,454	3,267
Operating income (loss)	(96,878)	6,381	(66,615)	32,971
Other expense (income), net:
Interest expense, net	39,747	38,339	117,778	114,883
Debt modification and extinguishment costs	—	1,067	1,404	1,067
Sundry expense (income), net	(10)	(2,571)	1,028	(4,961)
Other expense (income), net	581	(781)	4,965	(4,813)
Net loss before income taxes	(137,196)	(29,673)	(191,790)	(73,205)
Income tax (expense) benefit	3,769	733	(5,689)	(4,911)
Net loss	$(133,427)	$(28,940)	$(197,479)	$(78,116)
Cumulative dividends for Series A Preferred Stock	(884)	(914)	(2,712)	(2,742)
Net loss attributable to common stockholders	$(134,311)	$(29,854)	$(200,191)	$(80,858)
Loss per share:
Basic and diluted	$(0.89)	$(0.20)	$(1.33)	$(0.53)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2019 and 2018

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Loss	$(133,427)	$(28,940)	$(197,479)	$(78,116)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,325)	(2,492)	(1,221)	(3,639)
Unrealized pension actuarial gains (losses), net of tax	291	140	323	363
Total other comprehensive loss, net of tax	$(135,461)	$(31,292)	$(198,377)	$(81,392)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Nine Months Ended September 30, 2019 and 2018

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2018	150,529,151	$15	6,194,233	$1	49,300	$(249)	$482,018	$34,085	$(194)	$(11,054)	$(514,628)	$(10,006)
Implementation of ASU 2014-09 (Note 4)	—	—	—	—	—	—	—	—	—	—	(1,418)	(1,418)
Net loss January 1, 2018 to March 31, 2018	—	—	—	—	—	—	—	—	—	—	(23,994)	(23,994)
Equity-based compensation	—	—	—	—	—	—	—	959	—	—	—	959
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(268)	—	—	(268)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(403)	—	(403)
Preferred shares converted to common	1,986,767	—	(1,625,000)	—	—	—	—	—	—	—	—	—
Balances at March 31, 2018	152,515,918	$15	4,569,233	1	49,300	$(249)	$482,018	$35,044	$(462)	$(11,457)	$(540,040)	$(35,130)
Net loss April 1, 2018 to June 30, 2018	—	—	—	—	—	—	—	—	—	—	(25,182)	(25,182)
Equity-based compensation	—	—	—	—	—	—	—	1,936	—	—	—	1,936
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(879)	—	—	(879)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	626	—	626
Shares repurchased	(768,693)	—	—	—	768,693	(3,479)	—	—	—	—	—	(3,479)
Balances at June 30, 2018	151,747,225	$15	4,569,233	1	817,993	$(3,728)	$482,018	$36,980	$(1,341)	$(10,831)	$(565,222)	$(62,108)
Net loss July 1, 2018 to September 30, 2018	—	—	—	—	—	—	—	—	—	—	(28,940)	(28,940)
Equity-based compensation	—	—	—	—	—	—	—	1,365	—	—	—	1,365
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,492)	—	—	(2,492)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	140	—	140
Stock options exercised	126,922	—	—	—	—	—	—	256	—	—	—	256
Shares repurchased	(225,504)	—	—	—	225,504	(1,420)	—	—	—	—	—	(1,420)
Balances at September 30, 2018	151,648,643	$15	4,569,233	1	1,043,497	$(5,148)	$482,018	$38,601	$(3,833)	$(10,691)	$(594,162)	$(93,199)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2019	150,142,955	$15	4,569,233	$1	2,549,185	$(10,342)	$482,018	$41,731	$(6,565)	$(9,301)	$(678,563)	$(181,006)
Net loss January 1, 2019 to March 31, 2019	—	—	—	—	—	—	—	—	—	—	(29,907)	(29,907)
Equity-based compensation	—	—	—	—	—	—	—	2,798	—	—	—	2,798
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,392	—	—	3,392
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(224)	—	(224)
Balances at March 31, 2019	150,142,955	15	4,569,233	1	2,549,185	(10,342)	482,018	44,529	(3,173)	(9,525)	(708,470)	(204,947)
Net loss April 1, 2019 to June 30, 2019	—	—	—	—	—	—	—	—	—	—	(34,146)	(34,146)
Equity-based compensation	—	—	—	—	—	—	—	2,661	—	—	—	2,661
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,288)	—	—	(2,288)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	256	—	256
RSUs vested	102,092	—	—	—	—	—	—	—	—	—	—	—
Shares repurchased	(237,962)	—	—	—	237,962	(607)	—	—	—	—	—	(607)
Balances at June 30, 2019	150,007,085	15	4,569,233	1	2,787,147	(10,949)	482,018	47,190	(5,461)	(9,269)	(742,616)	(239,071)
Net loss July 1, 2019 to September 30, 2019	—	—	—	—	—	—	—	—	—	—	(133,427)	(133,427)
Equity-based compensation	—	—	—	—	—	—	—	1,444	—	—	—	1,444
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,325)	—	—	(2,325)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	291	—	291
RSUs vested	508,390	—	—	—	—	—	—	—	—	—	—	—
Witholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	(223)	—	—	—	(223)
Preferred shares converted to common	183,389	—	(150,000)	—	—	—	—	—	—	—	—	—
Balances at September 30, 2019	150,698,864	$15	4,419,233	$1	2,787,147	$(10,949)	$482,018	$48,411	$(7,786)	$(8,978)	$(876,043)	$(373,311)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(197,479)	$(78,116)
Adjustments to reconcile net loss
Depreciation and amortization	82,326	109,428
Original issue discount and debt issuance cost amortization	8,730	8,062
Debt modification and extinguishment costs	1,049	—
Impairment of goodwill and other intangible assets	99,682	—
Provision for doubtful accounts	4,402	2,470
Deferred income tax provision	1,632	(3,689)
Share-based compensation expense	6,903	4,516
Foreign currency remeasurement	(173)	(2,040)
Loss (gain) on sale of assets	(191)	1,835
Fair value adjustment for interest rate swap	4,965	(5,456)
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	3,501	(6,374)
Prepaid expenses and other assets	2,377	(5,770)
Accounts payable and accrued liabilities	(43,861)	(23,457)
Related party payables	(7,502)	(3,689)
Net cash used in operating activities	(33,639)	(2,280)

Cash flows from investing activities
Purchase of property, plant and equipment	(10,797)	(14,077)
Additions to internally developed software	(5,074)	(3,080)
Additions to outsourcing contract costs	(14,304)	(5,427)
Cash paid in acquisition, net of cash received	(5,000)	(6,513)
Proceeds from sale of assets	360	1,095
Net cash used in investing activities	(34,815)	(28,002)

Cash flows from financing activities
Third party debt modification and extinguishment costs	355	1,067
Repurchases of common stock	(3,480)	(4,899)
Borrowings from other loans	1,728	3,068
Cash paid for equity issuance costs	—	(7,500)
Net borrowings under factoring arrangement	(494)	—
Cash paid for withholding taxes on vested RSUs	(223)	—
Proceeds from senior secured term loans	29,850	30,000
Cash paid for debt issuance costs	(362)	(1,094)
Borrowings from senior secured revolving facility	130,500	30,000
Repayments on senior secured revolving facility	(91,500)	(30,000)
Principal payments on finance lease obligations	(13,598)	(12,594)
Principal repayments on senior secured term loans and other loans	(12,922)	(9,053)
Net cash provided by (used in) financing activities	39,854	(1,005)
Effect of exchange rates on cash	(29)	(554)
Net decrease in cash and cash equivalents	(28,629)	(31,842)
Cash, restricted cash, and cash equivalents
Beginning of period	43,854	81,489
End of period	$15,225	$49,647

Supplemental cash flow data:
Income tax payments, net of refunds received	$6,981	$5,296
Interest paid	131,773	136,396
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	9,352	9,318
Leasehold improvements funded by lessor	—	1,565
Accrued capital expenditures	1,083	1,994

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

For the nine months ended September 30, 2019 outstanding shares of the Series A Preferred Stock, if converted would have resulted in an additional 5,402,954 shares of Common Stock outstanding, but were not included in the computation of diluted loss per share as their effects were anti-dilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders (A)	$(134,311)	$(29,854)	$(200,191)	$(80,858)
Weighted average common shares outstanding - basic and diluted (B)	150,207,483	151,663,670	150,140,577	152,010,290
Loss Per Share:
Basic and diluted (A/B)	$(0.89)	$(0.20)	$(1.33)	$(0.53)

2.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) no. 2016-02, Leases (ASC 842). This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted this guidance effective January 1, 2019, under the modified retrospective transition method provided by ASU 2018-11 with the following practical expedients below:

•	Not to record the leases with an initial term of 12 months or less on the balance sheet; and
•	Not to reassess the (1) definition of a lease, (2) lease classification, and (3) initial direct costs for existing leases during transition.

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

Effective January 1, 2019, the Company adopted ASU no. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this ASU addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the three and nine months ended September 30, 2019.

Effective January 1, 2019, the Company adopted ASU no. 2017-12, Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align the risk management activities and financial reporting for these hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the three and nine months ended September 30, 2019.

Effective January 1, 2019, the Company adopted ASU no. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this ASU address a narrow-scope financial reporting issue related to the tax effects that may become “stranded” in accumulated other comprehensive income (“AOCI”) as a result of the Tax Cuts and Jobs Act (“TCJA”). An entity may elect to reclassify the income tax effects of the TCJA on items within AOCI to retained earnings. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the three and nine months ended September 30, 2019.

Effective January 1, 2019, the Company adopted ASU no. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to amend the accounting for share-based payment awards issued to nonemployees. Under the revised guidance, the accounting for awards issued to nonemployees will be similar to the model for employee awards, except the ASU allows an entity to elect on an award-by-award basis to use the contractual term as the expected term assumption in the option pricing model, and the cost of the grant is recognized in the same period(s) and in the same manner as if the grantor had paid cash. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the three and nine months ended September 30, 2019.

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

The acquired assets and assumed liabilities of Asterion were recorded at their estimated fair values. The following table summarizes the consideration paid for Asterion and the fair value of the assets acquired and liabilities assumed at the acquisition date on April 10, 2018:

Assets Acquired:
Cash and cash equivalents	$5,595
Accounts receivable	25,740
Other current assets	2,282
Inventories, net	1,137
Property, plant, and equipment, net	4,747
Deferred income tax assets	6,316
Other noncurrent assets	522
Intangible assets, net	3,525
Goodwill	1,493
Total identifiable assets acquired	$51,357
Liabilities Assumed:
Accounts payable	$(5,596)
Income tax payable	(5)
Accrued liabilities	(6,593)
Accrued compensation and benefits	(7,079)
Deferred revenue	(880)
Current portion of long term debt	(994)
Customer deposits	(462)
Pension liabilities	(7,135)
Other long-term liabilities	(1,324)
Deferred income tax liabilities	(1,171)
Capital lease obligations, net of current maturities	(650)
Total liabilities assumed	$(31,889)
Total Consideration	$19,468

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

Through the acquisition of Asterion, the Company expects to leverage brand awareness, strengthen margins, and expand the existing Asterion sales channels. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Asterion’s identifiable net assets assumed, and as a result, the Company has recorded goodwill in connection with this acquisition. For the three and nine months ended September 30, 2019 the Company recognized $17.0 million and $56.8 million in revenue related to Asterion in the Consolidated Statement of Operations.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region and by segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019			2018
	ITPS	HS	LLPS	ITPS	HS	LLPS
United States	$229,492	$62,132	$18,806	$248,055	$56,776	$18,941
Europe	55,836	—	—	52,602	—	—
Other	6,651	—	—	6,656	—	—
Total	$291,979	$62,132	$18,806	$307,313	$56,776	$18,941

	Nine Months Ended September 30,
	2019			2018
	ITPS	HS	LLPS	ITPS	HS	LLPS
United States	$718,936	$186,915	$54,217	$782,870	$171,722	$65,476
Europe	186,337	—	—	146,242	—	—
Other	20,436	—	—	20,269	—	—
Total	$925,709	$186,915	$54,217	$949,381	$171,722	$65,476

Contract Balances

The following table presents contract assets and contract liabilities recognized at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Accounts receivable, net	$260,438	$270,812
Deferred revenues	17,782	16,940
Costs to obtain and fulfill a contract	24,212	18,624
Customer deposits	30,161	34,235

Accounts receivable, net includes $37.6 million and $39.5 million as of September 30, 2019 and December 31, 2018, respectively, representing amounts not billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $12.8 million during the nine months ended September 30, 2019 that had been deferred as of December 31, 2018.

Costs incurred to obtain and fulfill contracts are deferred and expensed on a straight-line basis over the estimated benefit period. We recognized $8.4 million of amortization for these costs in the first nine months of 2019 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or transition activities and can be separated into two principal categories: contract commissions and transition/set-up costs. Examples of such capitalized costs include hourly labor and related fringe benefits and travel costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from customers in advance for postage. The majority of the amounts recorded as of December 31, 2018 were used to pay for postage with the corresponding postage revenue being recognized during the nine months ended September 30, 2019.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, and (2) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of September 30, 2019 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2019	$17,335
2020	52,951
2021	42,443
2022	31,951
2023	27,775
2024 and thereafter	54,159
Total	$226,614

5.     Leases

The following table summarizes the impact of the changes made to the January 1, 2019 consolidated balance sheet for the adoption of the new accounting standard pertaining to leases. The prior periods have not been restated and have been reported under the accounting standard in effect for those periods.

	Balance at		Balance at
	December 31,	Impact of	January 1,
	2018	Lease Standard	2019
Total assets	$1,639,782	$102,651	$1,742,433
Total current liabilities	432,722	25,304	458,026
Total long-term liabilities	1,820,788	79,703	1,900,491

The increase in total assets and total liabilities at September 30, 2019 from December 31, 2018 was primarily due to the impact from the adoption of the new accounting standard pertaining to lease arrangements. See Note 2 for additional information on the impact of the adoption of this standard.

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

Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

September 30,
2019
Balance sheet location:
Operating Lease
Operating lease right-of-use assets, net	$93,352
Current portion of operating lease liabilities	26,604
Operating lease liabilities, net of current portion	71,661
Finance Lease
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	28,394
Current portion of finance lease liabilities	15,172
Finance lease liabilities, net of current portion	24,159

As of September 30, 2019, weighted-average remaining lease term of operating leases and finance leases was 4.89 years and 3.41 years, respectively. The weighted-average discount rate for operating leases and finance leases was 10.39% and 8.84%, respectively.

The interest on financing lease liabilities for the three and nine months ended September 30, 2019 was $0.9 million and $2.5 million, respectively. The amortization expense on finance lease right-of-use assets for the three and nine months ended September 30, 2019 was $3.7 and $10.7 million, respectively.

The following table summarizes maturities of finance and operating lease liabilities based on lease term as of September 30, 2019:

	Finance	Operating
	Leases	Leases
Remainder of 2019	$6,554	$8,469
2020	14,931	24,803
2021	11,587	19,707
2022	5,470	15,651
2023	2,847	11,721
2024 and thereafter	4,120	23,244
Total lease payments	45,509	103,595
Less: Imputed interest	6,178	5,380
Present value of lease liabilities	$39,331	$98,265

At December 31, 2018, the Company had the following future minimum payments due under non-cancelable leases:

	Finance	Operating
	Leases	Leases
2019	$20,080	$38,057
2020	11,851	29,346
2021	9,018	22,239
2022	4,169	16,782
2023	2,244	12,302
2024 and thereafter	3,617	18,874
Total minimum lease payments	$50,979	$137,600
Less: imputed interest	6,743
Total net minimum lease payments	44,236
Less: Current portion of obligations under finance leases	17,498
Long-term portion of obligations under finance leases	$26,738

Consolidated rental expense for all operating leases was $83.8 million for the year ended December 31, 2018. Consolidated rental expense for all operating leases was $19.0 million and $56.4 million for the three and nine months ended September 30, 2019, respectively.

The following table summarizes the cash paid and related right-of-use operating finance or operating lease recognized for the nine months ended September 30, 2019.

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,831
Financing cash flows from finance leases	13,598
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	3,894
Finance leases	9,352

6.     Intangibles Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	September 30, 2019
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,901	$(226,123)	$281,778
Developed technology	89,053	(86,966)	2,087
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	60,514	(36,303)	24,212
Internally developed software	41,971	(9,956)	32,015
Trademarks	23,378	(23,370)	8
Non compete agreements	1,350	(1,350)	—
Assembled workforce	4,473	(839)	3,634
Purchased software	26,749	(1,337)	25,412
Intangibles, net	$763,789	$(389,344)	$374,445

	December 31, 2018
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,905	$(190,666)	$317,239
Developed technology	89,053	(85,967)	3,086
Trade names (c)	9,400	(3,100)	6,300
Outsource contract costs	46,342	(27,719)	18,623
Internally developed software	36,820	(6,278)	30,542
Trademarks	23,379	(23,370)	9
Non compete agreements	1,350	(1,350)	—
Assembled workforce	4,473	—	4,473
Purchased software	26,749	—	26,749
Intangibles, net	$745,471	$(338,450)	$407,021

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for September 30, 2019 is net of accumulated impairment losses of $44.1 million, of which $1.0 million was recognized in the nine months ended September 30, 2019.
(c)	The carrying amount of trade names for 2018 is net of accumulated impairment losses of $43.1 million, of which $3.7 million was recognized in 2018.

Goodwill and other indefinite-lived assets are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. We conduct our annual goodwill and indefinite-lived assets impairment tests on October 1st of each year, or more frequently if indicators of impairment exist. The Company utilizes the Income Approach, specifically the Relief-from-Royalty method, to determine the fair value of the indefinite-lived assets. The Company uses a combination of the Guideline Public Company Method of the Market Approach and the Discounted Cash Flow Method of the Income Approach to determine the reporting unit fair value for goodwill impairment.

During the three months ended September 30, 2019, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, and concluded that a triggering event for an interim impairment analysis had occurred in the third quarter of 2019. As part of the assessment, it was determined that the increase in the discount rate applied in the valuation was required to reflect current market dynamics and company-specific risk. This higher discount rate, in conjunction with revised long-term projections, resulted in lower than previously projected long-term future cash flows for the reporting units which reduced the estimated fair value to below carrying value. As a result of the interim impairment assessment, the Company recorded an impairment charge to goodwill and trade names of $98.7 million, including taxes, and $1.0 million, respectively. The impairment charges are included within Impairment of goodwill and other intangible assets in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019.

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with its clients. The Company is organized into three segments: ITPS, HS, and LLPS (See Note 15).

Goodwill by reporting segment consists of the following:

						Currency
						Translation
	Goodwill	Additions		Reductions		Adjustments	Goodwill (a)
ITPS	$566,215	$5,580	(c)	$—		$(220)	$571,575
HS	86,786	—		—		—	86,786
LLPS	94,324	—		(44,427)	(b)	—	49,897
Balance as of December 31, 2018	$747,325	$5,580		$(44,427)		$(220)	$708,258
ITPS	571,575	—		(90,361)	(d)	(118)	481,096
HS	86,786	—		—		—	86,786
LLPS	49,897	—		(8,321)	(e)	—	41,576
Balance as of September 30, 2019	$708,258	$—		$(98,682)		$(118)	$609,458

(a)	The goodwill amount for all periods presented is net of accumulated impairment losses of $167.9 million.
(b)	The reduction in goodwill is due to $44.4 million, including taxes, for impairment recorded in the fourth quarter of 2018.
(c)	Addition to goodwill due to the acquisition of Asterion and immaterial acquisitions in the third and fourth quarters of 2018.
(d)	The reduction in goodwill is due to $90.4 million, including taxes, for impairment recorded in the third quarter of 2019.
(e)	The reduction in goodwill is due to $8.3 million, including taxes, for impairment recorded in the third quarter of 2019.

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

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, a (i) $350.0 million senior secured term loan maturing July 12, 2023 with an OID of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022. As of September 30, 2019 and December 31, 2018, the Company had outstanding irrevocable letters of credit totaling approximately $21 million and $20.6 million, respectively, under the senior secured revolving facility.

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

The Repricing Term Loans will bear interest at a rate per annum of, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans. The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the existing senior secured term loans that were incurred on July 12, 2017 pursuant to the Credit Agreement.  The Repricing Term Loans will mature on July 12, 2023, the same maturity date as the prior senior secured term loans.

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

The 2019 Incremental Term Loans will bear interest at a rate per annum that is the same as the Company’s Repricing  Term Loans under the senior credit facility. The 2019 Incremental Term Loans will mature on July 12, 2023, the same maturity date as the Term Loans.

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

Long-Term Debt Outstanding

As of September 30, 2019 and December 31, 2018, the following long-term debt instruments were outstanding:

	September 30,	December 31,
	2019	2018
Other (a)	$23,904	$25,321
First lien credit agreement (b)	364,068	335,896
Senior secured notes (c)	977,848	974,443
Revolver	39,000	—
Total debt	1,404,820	1,335,660
Less: Current portion of long-term debt	(37,237)	(29,237)
Long-term debt, net of current maturities	$1,367,583	$1,306,423

(a)	Other debt represents the Company’s outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $6.9 million and $20.1 million as of September 30, 2019 and $8.3 million and $24.5 million as of December 31, 2018.
(c)	Net of unamortized debt discount and debt issuance costs of $15.8 million and $6.3 million as of September 30, 2019 and $18.2 million and $7.3 million as of December 31, 2018.

8.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax benefit of $3.8 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively. The Company recorded an income tax expense of $5.7 million and $4.9 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company's ETR of (2.7%) and (3.0%) for the three and nine months ended September 30, 2019 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforward’s created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three and nine months ended September 30, 2018, the Company’s ETR of 2.5% and (6.7%) differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s U.S. disallowed interest expense carryforward’s created by the provisions of the TCJA.

As of September 30, 2019, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2018. The Company's valuation allowances have increased by approximately $28.8 million from December 31, 2018 to September 30, 2019 due largely to effects of TCJA relating to interest expense.

9.     Employee Benefit Plans

German Pension Plan

The Company’s subsidiary in Germany provides pension benefits to certain retirees. Employees eligible for participation include all employees who started working for the Company or its predecessors prior to September 30, 1987 and have finished a qualifying period of at least 10 years. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. The German pension plan is an unfunded plan and therefore has no plan assets.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of September 30, 2019 and December 31, 2018 the Company recorded actuarial losses of $8.9 million and $9.3 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which are net of a deferred tax benefit of $1.7 million.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$23	$27	$68	$56
Interest cost	592	569	1,777	1,686
Expected return on plan assets	(612)	(701)	(1,837)	(2,076)
Amortization:
Amortization of prior service cost	25	(34)	76	(102)
Amortization of net (gain) loss	406	433	1,218	1,294
Net periodic benefit cost	$434	$294	$1,302	$858

Upon adopting ASU no. 2017-07 as described in Note 2, the Company now records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $2.2 million and $2.3 million to its pension plans during the nine months ended September 30, 2019 and 2018, respectively. The Company has funded the pension plans with the required contributions for 2019 based on current plan provisions.

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

On October 12, 2017, SourceHOV filed its answer to the petition and a verified list pursuant to 8 Del. C. § 262(f). The Court conducted a trial in June 2019, the parties submitted post-trial briefs in August 2019, and final arguments were held in October 2019. The Court’s decision remains pending, but is expected by the end of January 2020. The parties and their experts have offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination. SourceHOV argues the value was no more than $1,633.85 per share and the petitioners argue the value was at least $5,079.28 per share. Interest accrues on the value of the shares from the date of the Business Combination, resulting in a potential range of values based on the respective proposals of approximately $19.6 million to $61.0 million as of September 30, 2019. The Company believes the petitioners’ claims of value of the SourceHOV shares are without merit and will continue to defend its position vigorously.

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

11.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of September 30, 2019, and December 31, 2018, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 59.5% and 55.0% respectively, of the respective principal balance outstanding as of September 30, 2019. The fair value is substantially less than the carrying value for the long-term debt. Other debt represents the Company's outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

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

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2019, and December 31, 2018:

	Carrying	Fair	Fair Value Measurements
As of September 30, 2019	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,367,583	$769,403	$—	$769,403	$—
Interest rate swap liability	1,128	1,128	—	1,128	—
Acquisition contingent liability	$721	$721	$—	$—	$721
Nonrecurring assets and liabilities:
Goodwill	609,458	609,458	—	—	609,458

	Carrying	Fair	Fair Value Measurements
As of December 31, 2018	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,306,423	$1,316,306	$—	$1,316,306	$—
Interest rate swap asset	3,836	3,836	—	3,836	—
Acquisition contingent liability	$721	$721	$—	$—	$721
Nonrecurring assets and liabilities:
Goodwill	708,258	708,258	—	—	708,258

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

During the three months ended September 30, 2019, goodwill impairment charges totaling $98.7 million, including taxes, were recognized within our ITPS and LLPS segments (See Note 6).

12.   Stock-Based Compensation

At closing of the Novitex Business Combination, SourceHOV had 24,535 restricted stock units (“RSUs”) outstanding under its 2013 Long Term Incentive Plan ("2013 Plan"). Simultaneous with the closing of the Novitex Business Combination, the 2013 Plan, as well as all vested and unvested RSUs under the 2013 Plan, were assumed by Ex-Sigma LLC (“Ex-Sigma”), an entity formed by the former SourceHOV equity holders, which is also indirectly the Company's principal stockholder. In accordance with GAAP, the Company continues to incur compensation expense related to the 9,880 unvested RSUs as of July 12, 2017 on a straight-line basis until fully vested, as the recipients of the RSUs are employees of the Company. Subject to continuous employment and other terms of the 2013 Plan, all remaining unvested RSUs with an initial vesting period of three or four years vested in April 2019. As of September 30, 2019, because all shares vested in April 2019, there are no nonvested shares related to the 2013 Plan.

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

A summary of the status of restricted stock units related to the 2018 Plan as of September 30, 2019 is presented as follows:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Shares	Date Fair Value	(Years)	Intrinsic Value
Balance as of December 31, 2018	893,297	$5.86	0.76	$5,239
Shares granted	268,607
Shares forfeited	(151,067)
Shares vested	(610,482)
Balance as of September 30, 2019	400,355	$2.12	1.43	$849

The majority of the RSUs that vested in the three months ended September 30, 2019 were net-share settled such that the Company withheld shares with value equivalent to the employee’s minimum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 194,010 shares and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payment for the employee’s tax obligations to taxing authorities were $0.2 million and is reflected as a financing activity within the Condensed Consolidated Statements of Cash flows.

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity in the first nine months of 2019 is summarized in the following table:

		Weighted	Average Remaining
		Average	Vesting Period	Aggregate
	Outstanding	Exercise Price	(Years)	Intrinsic Value
Balance as of December 31, 2018	3,570,300	$6.06	2.92	$9,590
Granted	2,050,600
Exercised	—
Forfeited	(618,200)
Expired	—
Balance as of September 30, 2019	5,002,700	$4.13	2.74	$9,864

As of September 30, 2019, there was approximately $7.5 million of total unrecognized compensation expense related to non-vested awards for the 2018 Plan, which will be recognized over the respective service period.

Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $1.4 million and $6.9 million related to plan awards for the three and nine months ended September 30, 2019 and $1.6 million and $4.5 million related to plan awards for the three and nine months ended September 30, 2018.

13.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of Common Stock possess all voting power for the election of Exela's directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of Common Stock are entitled to one vote per share on matters to be voted on by stockholders.  Holders of Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. In August 2019, 150,000 shares of Series A Preferred Stock were converted into 183,389 shares of Common Stock. As of September 30, 2019 and December 31, 2018, there were 153,486,011 and 152,692,140 shares of Common Stock issued, respectively. As of September 30, 2019 and December 31, 2018, there were 150,698,864 and 150,142,955 shares outstanding, respectively.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2019 and December 31, 2018, the Company had 4,419,233 shares and 4,569,233 shares of Series A Preferred Stock outstanding, respectively. The par value of Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock will be convertible at the holder's option, at any time after the six-month anniversary and prior to the third anniversary of the issue date, initially into 1.2226 shares of Common Stock.

Holders of the Series A Preferred Stock will be entitled to receive cumulative dividends at a rate per annum of 10% of the Liquidation Preference per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date until the third anniversary of the issue date, the amount of all accrued but unpaid dividends on the Series A Preferred Stock will be added to the Liquidation Preference without any action by the Company’s board of directors. For the three months ended September 30, 2019 and 2018 this amount was $0.9 million as reflected on the Consolidated Statement of Operations. For the nine months ended September 30, 2019 and 2018 this amount was $2.7 million as reflected on the Consolidated Statement of Operations.  The cumulative accrued but unpaid dividends of the Series A Preferred Stock since their inception on July 12, 2017 is $8.9 million. The per share averages of cumulative preferred dividends for the three and nine months ended September 30, 2019 and 2018 are $0.2.

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

Treasury Stock

On November 8, 2017, the Company's board of directors authorized a share buyback program (the "Share Buyback Program"), pursuant to which the Company was authorized to purchase, from time to time, up to 5,000,000 shares of its Common Stock through various means, including, open market transactions and privately negotiated transactions. The decision as to whether to purchase any shares and the timing of purchases was based on the price of the Company's Common Stock, general business and market conditions and other investment considerations and factors. The Share Buyback Program did not obligate the Company to purchase any shares and has expired. The Company purchased 237,962 shares during the nine months ended September 30, 2019 under the Share Buyback Program. No shares were repurchased during the three months ended September 30, 2019. As of September 30, 2019, a total of 2,787,147 shares had been repurchased under the Share Buyback Program and are held in treasury stock. The Company records treasury stock using the cost method.

Warrants

At September 30, 2019 there were 34,988,302 warrants outstanding. As part of its IPO, Quinpario had issued 35,000,000 units including one share of common stock and one warrant of which 34,988,302 have been separated from the original unit and 11,698 warrants remain an unseparated part of the originally issued units. The warrants are traded on the OTC Bulletin Board as of September 30, 2019.

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

14.   Related-Party Transactions

Operating Facility Leases

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with Ex-Sigma. The rental expense for these operating leases was $0.1 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.3 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was $0.1 million for the three months ended September 30, 2019 and 2018, respectively. The expense recognized for these services was $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company received consulting services from Shadow Pond, LLC. Shadow Pond, LLC is wholly owned and controlled by Vik Negi, our Executive Vice President Treasury and Business Affairs. The consulting arrangement was established to compensate Mr. Negi for his services to the Company prior to becoming an employee. The expense recognized for these services was $0.1 million for the nine months ended September 30, 2018. This consulting arrangement with Shadow Pond, LLC terminated on April 1, 2018 and Mr. Negi continues to provide services as an employee of the Company. As such, there were no additional expenses for the three months ended September 30, 2018 and for the three and nine months ended September 30, 2019.

Relationship with HandsOn Global Management

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HandsOn Fund 4 I, LLC (“HGM”). Similarly, the Company is party to ten master agreements with entities affiliated with HGM's managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with free use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sale is shared 75%/25% with each of HGM's venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The fee relating to these agreements was $0.2 million for the three months ended September 30, 2019 and 2018, respectively. The Company incurred fees relating to these agreements of $0.3 million and $0.6 million for the nine  months ended September 30, 2019 and 2018, respectively.

Relationship with HOV Services, Ltd.

HOV Services, Ltd. provides the Company data capture and technology services. HOV Services, Ltd is an indirect equity holder of Ex-Sigma. The expense recognized for these services was $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $1.1 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively. These expenses are included in cost of revenue in the consolidated statements of operations.

Relationship with Apollo Global Management, LLC

The Company provides services to and receives services from certain Apollo Global Management, LLC (“Apollo”) affiliated companies. Funds managed by Apollo have the right to designate two of the Company’s directors. On November 18, 2014, one of the Company's subsidiaries entered into a master services agreement with an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, the Company provides printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. The

Company recognized revenue of $0.1 million in our consolidated statements of operations from Apollo affiliated companies under this agreement for the three months ended September 30, 2019 and 2018, respectively. The company recognized revenue of $0.4 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively, in our consolidated statements of operations from Apollo affiliated companies under this agreement.

On January 18, 2017, one of the Company’s subsidiaries entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC ("Caesars"). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, the Company provides managed print services to Caesars, including general equipment operation, supply management, support services and technical support. The Company recognized revenue of approximately $1.1 million in our consolidated statements of operations from Caesars under this master purchase and professional services agreement for the three months ended September, 2019 and 2018, respectively. The Company recognized revenue of approximately $3.3 million and $3.1 million in our consolidated statements of operations from Caesars under this master purchase and professional services agreement for the nine months ended September 30, 2019 and 2018, respectively.

On May 5, 2017, one of the Company’s subsidiaries entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provides ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. The Company recognized revenue of $0.3 million and $0.2 million in our consolidated statements of operations from ADT LLC under this master services agreement for the three months ended September 30, 2019 and 2018, respectively. The Company recognized revenue of $0.9 million and $0.4 million in our consolidated statements of operations from ADT LLC under this master services agreement for the nine months ended September 30, 2019 and 2018, respectively.

On July 20, 2017, one of the Company’s subsidiaries entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provides commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $1.4 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively, from Diamond Resorts Centralized Services Company under this master services agreement. The Company recognized revenue of $4.0 million and $4.9 million for the nine months ended September 30, 2019 and 2018, respectively, and related party expense of $0.1 million for the nine months ended September 30, 2019 and 2018, respectively, from Diamond Resorts Centralized Services Company under this master services agreement.

In April 2016, one of the Company’s subsidiaries entered into a master services agreement with Presidio Networked Solutions Group, LLC ("Presidio Group"), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo. Pursuant to this master services agreement, Presidio Group provides the Company with employees, subcontractors, and/or goods and services. For the three months ended September 30, 2019 and 2018 there were related party expenses of $0.4 million and $0.2 million, respectively, for this service. For the nine months ended September 30, 2019 and 2018 there were related party expenses of $0.7 million and $0.5 million, respectively, for this service.

In June 2019, one of the Company’s subsidiaries entered into a master lease agreement with Presidio Technology Capital, LLC ("Presidio Capital"), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo. Pursuant to this master lease agreement, Presidio Capital provides the Company certain equipment on finance lease. The Company recorded a finance lease liability of $1.0 million for this lease. As of September 30, 2019 total finance lease liability of the Company included $1.0 million pertaining to this lease.

Payable and Receivable Balances with Affiliates

Payable and receivable balances with affiliates as of September 30, 2019 and December 31, 2018 are as follows below. As of December 31, 2018 there were no related party receivables.

	September 30,		December 31,
	2019		2018
	Receivable	Payable	Payable
HOV Services, Ltd	$—	$23	$405
Rule 14	—	198	127
HGM	42	—	6,998
Apollo affiliated company	—	53	205
	$42	$274	$7,735

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

	Three months ended September 30, 2019
	ITPS	HS	LLPS	Total
Revenue	$291,979	$62,132	$18,806	$372,917
Cost of revenue	239,388	40,973	10,861	291,222
Selling, general and administrative expenses				50,372
Depreciation and amortization				27,114
Impairment of goodwill and other intangible assets				99,682
Related party expense				1,405
Interest expense, net				39,747
Debt modification and extinguishment costs				—
Sundry income, net				(10)
Other expense, net				581
Net loss before income taxes				$(137,196)

	Three months ended September 30, 2018
	ITPS	HS	LLPS	Total
Revenue	$307,313	$56,776	$18,941	$383,030
Cost of revenue	246,492	36,919	12,525	295,936
Selling, general and administrative expenses				44,913
Depreciation and amortization				35,041
Related party expense				759
Interest expense, net				38,339
Debt modification and extinguishment costs				1,067
Sundry income, net				(2,571)
Other income, net				(781)
Net loss before income taxes				$(29,673)

	Nine months ended September 30, 2019
	ITPS	HS	LLPS	Total
Revenue	$925,709	$186,915	$54,217	$1,166,841
Cost of revenue	743,557	119,816	32,737	896,110
Selling, general and administrative expenses				151,884
Depreciation and amortization				82,326
Impairment of goodwill and other intangible assets				99,682
Related party expense				3,454
Interest expense, net				117,778
Debt modification and extinguishment costs				1,404
Sundry expense, net				1,028
Other expense, net				4,965
Net loss before income taxes				$(191,790)

	Nine months ended September 30, 2018
	ITPS	HS	LLPS	Total
Revenue	$949,381	$171,722	$65,476	$1,186,579
Cost of revenue	752,796	111,135	39,751	903,682
Selling, general and administrative expenses				137,231
Depreciation and amortization				109,428
Related party expense				3,267
Interest expense, net				114,883
Debt modification and extinguishment costs				1,067
Sundry income, net				(4,961)
Other income, net				(4,813)
Net loss before income taxes				$(73,205)

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

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, estimated or anticipated future results and benefits, future opportunities for Exela, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this quarterly report and our Annual Report on Form 10‑K for the year ended December 31, 2018 (our “Annual Report”) under the heading “Risk Factors” as supplemented by risk factors described in Part II, “Item 1A. Risk Factors” of our quarterly report for the quarter ended September 30, 2019, and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide Exela’s expectations, plans or forecasts of future events and views as of the date of this quarterly report. Exela anticipates that subsequent events and developments may cause Exela’s assessments to change. These forward-looking statements should not be relied upon as representing Exela’s assessments as of any date subsequent to the date of this quarterly report.

Overview

Exela is a business process automation (“BPA”) leader, leveraging a global footprint and proprietary technology to provide digital transformation solutions enhancing quality, productivity, and end-user experience. With decades of expertise operating mission-critical processes, Exela serves a growing roster of more than 4,000 customers throughout 50 countries, including over 60% of the Fortune 100. With foundational technologies spanning information management, workflow automation, and integrated communications, Exela’s software and services include multi-industry department solution suites addressing finance and accounting, human capital management, and legal management, as well as industry-specific solutions for banking, healthcare, insurance, and public sectors. Through cloud-enabled platforms, built on a configurable stack of automation modules, and over 22,000 employees operating in 23 countries, Exela rapidly deploys integrated technology and operations as an end-to-end digital journey partner.

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

Acquisitions

On April 10, 2018, Exela completed the acquisition of Asterion International Group (“Asterion”), a well-established provider of technology driven business process outsourcing, document management and BPA across Europe. Asterion currently serves over 250 key customers in Europe from 13 operating locations and 30 customer sites. The purchase price was approximately $19.5 million. The acquisition comes with minimal customer overlap and is strategic to expand Exela’s pro forma combined European business to over $200.0 million in annual revenue. This acquisition not only enables Asterion’s customers to access Exela’s full suite of BPA solutions but also strategically positions Exela to expand its existing revenue base through a broader portfolio of offerings with a larger European presence.

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

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $175.6 million and $168.8 million for the three months ended September 30, 2019 and 2018, respectively. We incurred personnel costs of $534.7 million and $516.5 million for the nine months ended September 30, 2019 and 2018, respectively. The majority of our personnel costs are variable and incurred only while we are providing our services.

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

Results of Operations

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018:

	Three Months Ended September 30,
	2019	2018	Change	% Change
Revenue:
ITPS	$291,979	$307,313	$(15,334)	-4.99%
HS	62,132	56,776	5,356	9.43%
LLPS	18,806	18,941	(135)	-0.71%
Total revenue	372,917	383,030	(10,113)	-2.64%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	239,388	246,492	(7,104)	-2.88%
HS	40,973	36,919	4,054	10.98%
LLPS	10,861	12,525	(1,664)	-13.29%
Total cost of revenues	291,222	295,936	(4,714)	-1.59%
Selling, general and administrative expenses	50,372	44,913	5,459	12.15%
Depreciation and amortization	27,114	35,041	(7,927)	-22.62%
Impairment of goodwill and other intangible assets	99,682	—	99,682	100.00%
Related party expense	1,405	759	646	85.11%
Operating income (loss)	(96,878)	6,381	(103,259)	-1618.23%
Interest expense, net	39,747	38,339	1,408	3.67%
Debt modification and extinguishment costs	—	1,067	(1,067)	-100.00%
Sundry expense (income), net	(10)	(2,571)	2,561	-99.61%
Other expense (income), net	581	(781)	1,362	-174.39%
Net loss before income taxes	(137,196)	(29,673)	(107,523)	362.36%
Income tax benefit (expense)	3,769	733	3,036	414.19%
Net loss	$(133,427)	$(28,940)	$(104,487)	361.05%

Revenue

Our ITPS, HS, and LLPS segments constituted 78.3%, 16.7%, and 5.0% of total revenue, respectively, for the three months ended September 30, 2019, compared to 80.2%, 14.8%, and 5.0%, respectively, for the three months ended September 30, 2018. The revenue changes by reporting segment were as follows:

ITPS— The decrease was primarily attributable to a decline of $15.6 million related to certain statements of work from one customer in the enterprise solutions business. This was partially offset by 2018 acquisitions and ramp up of new customers.

HS— The increase was primarily attributable to ramp up of new customers and acquisitions.

LLPS— Revenues remained flat for the comparable quarters.

Cost of Revenue

The cost of revenue changes by operating segment was as follows:

ITPS— Despite the decrease in postage pass through revenue in the current year and the exit of a low margin contract in the prior year, cost of revenue relative to revenue has increased by 1.8% over the prior year due to cost inflation and other factors.

HS— The increase primarily corresponded with the related revenue increase.

LLPS— The decrease was primarily attributable to cost rationalization within the group.

Selling, General and Administrative Expenses

For the three months ended September 30, 2019, SG&A was $5.5 million higher than the three months ended September 30, 2018, mainly driven by higher legal and professional fees during the quarter.

Depreciation & Amortization

Amortization expenses were $7.9 million lower for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, as a result of accelerated trade name write off during the financial year 2018. The accelerated trade name write off ended on December 31, 2018.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets for the three months ended September 30, 2019 was $99.7 million. During the three months ended September 30, 2019, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, and concluded that a triggering event for an interim impairment analysis had occurred in the third quarter of 2019. As a result of the interim impairment assessment, the Company recorded an impairment charge to goodwill and trade names of $98.7 million, including taxes, and $1.0 million, respectively.

Related Party Expenses

Related party expenses remained materially consistent with the prior year period.

Interest Expense

The Company pays interest on a semi-annual basis in the first and third quarters of each year; as such, interest expense remained materially consistent with the prior year period.

Sundry Expense (Income)

The increase of $2.6 million over the prior year period was primarily attributable to foreign currency transaction losses associated with exchange rate fluctuations.

Other Income

The decrease of $1.4 million over the prior year period is primarily attributable to an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument are recorded directly in earnings. For the three months ended September 30, 2019, the fair value of the interest swap decreased $0.6 million and for the three months ended September 30, 2018, the fair value increased $0.8 million resulting in a net change of $1.4 million.

Income Tax (Expense) Benefit

We had an income tax benefit of $3.8 million for the three months ended September 30, 2019, compared to an income tax benefit of $0.7 million for the three months ended September 30, 2018. The change in the income tax benefit was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets. The change in the effective tax rate for the three months ended September 30, 2019, resulted from permanent tax adjustments and valuation allowances, including valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018:

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Revenue:
ITPS	$925,709	$949,381	$(23,672)	-2.49%
HS	186,915	171,722	15,193	8.85%
LLPS	54,217	65,476	(11,259)	-17.20%
Total revenue	1,166,841	1,186,579	(19,738)	-1.66%
Cost of revenue (exclusive of depreciation and amortization:
ITPS	743,557	752,796	(9,239)	-1.23%
HS	119,816	111,135	8,681	7.81%
LLPS	32,737	39,751	(7,014)	-17.64%
Total cost of revenues	896,110	903,682	(7,572)	-0.84%
Selling, general and administrative expenses	151,884	137,231	14,653	10.68%
Depreciation and amortization	82,326	109,428	(27,102)	-24.77%
Impairment of goodwill and other intangible assets	99,682	—	99,682	100.00%
Related party expense	3,454	3,267	187	5.72%
Operating income (loss)	(66,615)	32,971	(99,586)	-302.04%
Interest expense, net	117,778	114,883	2,895	2.52%
Debt modification and extinguishment costs	1,404	1,067	337	31.58%
Sundry expense (income), net	1,028	(4,961)	5,989	-120.72%
Other expense (income), net	4,965	(4,813)	9,778	-203.16%
Net loss before income taxes	(191,790)	(73,205)	(118,585)	161.99%
Income tax expense	(5,689)	(4,911)	(778)	15.84%
Net loss	$(197,479)	$(78,116)	$(119,363)	152.80%

Revenue

Our ITPS, HS, and LLPS segments constituted 79.3%, 16.0%, and 4.7% of total revenue, respectively, for the nine months ended September 30, 2019, compared to 80.0%, 14.5%, and 5.5%, respectively, for the nine months ended September 30, 2018. The revenue changes by reporting segment were as follows:

ITPS— The decrease was primarily attributable to a decline of $55.6 million related to certain statements of work from one customer in the enterprise solutions business. The decrease was offset by an increase due to 2018 acquisitions and ramp up of new customers.

HS— The increase was primarily attributable to ramp up of new customers and acquisitions, offset by a decline in volume from a single customer who lost a contract from one of its customers.

LLPS— Revenues decreased due to a decline in legal claims administration services of $8.6 million.

Cost of Revenue

The cost of revenue changes by operating segment was as follows:

ITPS— Despite the decrease in postage pass through revenue in the current year and the exit of a low margin contract in the prior year, cost of revenue relative to revenue has increased by 1.0% over the prior year due to cost inflation and other factors.

HS— The increases primarily corresponded with the related revenue increase.

LLPS— The decrease was primarily attributable to a corresponding decrease in revenue in legal claims administration services.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2019, SG&A was $14.7 million higher than the nine months ended September 30, 2019, mainly driven by higher stock compensation expense related to the equity awards granted to certain employees in the second half of 2018. The increase was also driven by higher legal, professional fee and higher investments in sales and strategy teams to drive the growth of the Company.

Depreciation & Amortization

Amortization expenses were $27.1 million lower for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, as a result of accelerated trade name write off during the financial year 2018. The accelerated trade name write off ended on December 31, 2018.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets for the nine months ended September 30, 2019 was $99.7 million. During the three months ended September 30, 2019, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, and concluded that a triggering event for an interim impairment analysis had occurred in the third quarter of 2019. As a result of the interim impairment assessment, the Company recorded an impairment charge to goodwill and trade names of $98.7 million, including taxes, and $1.0 million, respectively.

Related Party Expenses

Related party expenses remained flat as compared with the prior year period.

Interest Expense

The Company pays interest on a semi-annual basis in the first and third quarters of each year; as such, interest expense remained materially consistent with the prior year period.

Sundry Expense (Income)

The increase of $6.0 million over the prior year period was primarily attributable to foreign currency transaction losses associated with exchange rate fluctuations.

Other Income

The decrease of $9.8 million over the prior year period is primarily attributable to an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument are recorded directly in earnings. For the nine months ended September 30, 2019, the fair value of the interest swap decreased $5.0 million and for the nine months ended September 30, 2018, the fair value increased $4.8 million, for a net decrease of $9.8 million.

Income Tax (Expense) Benefit

We had an income tax expense of $5.7 million for the nine months ended September 30, 2019, compared to an income tax expense of $4.9 million for the nine months ended September 30, 2018. The change in the income tax expense was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets. The change in the effective tax rate for the nine months ended September 30, 2019, resulted from permanent tax adjustments and valuation allowances, including valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

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

Three Months ended September 30, 2019 compared to the Three Months ended September 30, 2018

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended September 30, 2019 and 2018. 2018 reconciliation items between EBITDA and Adjusted EBITDA have been adjusted for comparability purposes in the table below. EBITDA and Adjusted EBITDA for the three months ended September 30, 2018 remains unchanged.

	Three Months Ended September 30,
	2019	2018
Net Loss	$(133,427)	$(28,940)
Taxes	(3,769)	(733)
Interest Expense	39,747	38,339
Depreciation and Amortization	27,114	35,041
EBITDA	(70,335)	43,707
Optimization and restructuring expenses (1)	16,848	16,506
Process transformation	15,694	15,048
Customer transformation	1	—
Mergers and acquisitions	1,153	1,458
Transaction and integration costs (2)	1,155	220
Non-cash equity compensation (3)	1,444	1,621
Other charges including non-cash (4)	9,193	5,788
Loss (Gain) on sale of assets (5)	(22)	769
Debt modification and extinguishment costs	—	1,067
(Gain)/Loss on derivative instruments (6)	580	(781)
Impairment of goodwill and other intangible assets	99,682	—
Adjusted EBITDA	$58,545	$68,898

1.

Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.

2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options granted by Ex-Sigma and Exela to our employees that vested during the year.
4.

Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.

5.	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.

EBITDA and Adjusted EBITDA

EBITDA was negative $70.3 million for the three months ended September 30, 2019, compared to $43.7 million for the three months ended September 30, 2018. The decrease in EBITDA for the three months ended September 30, 2019 was primarily attributable to the higher net loss and a $99.7 million impairment of goodwill and trade name.  Adjusted EBITDA was $58.5 million for the three months ended September 30, 2019, compared to $68.9 million for the three months ended September 30, 2018. The decrease in Adjusted EBITDA for the three months ended September 30, 2019 was primarily due to higher net loss. Foreign currency losses during the period impacted adversely as it is not part of adjustments to EBITDA or Adjusted EBITDA.

Nine Months ended September 30, 2019 compared to the Nine Months ended September 30, 2018

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the nine months months ended September 30, 2019 and 2018. 2018 reconciliation items between EBITDA and Adjusted EBITDA have been adjusted for comparability purposes in the table below. EBITDA and Adjusted EBITDA for the nine months ended September 30, 2018 remains unchanged.

	Nine Months Ended September 30,
	2019	2018
Net Loss	$(197,479)	$(78,116)
Taxes	5,689	4,911
Interest expense	117,778	114,883
Depreciation and amortization	82,326	109,428
EBITDA	8,314	151,106
Optimization and restructuring expenses (1)	59,217	35,128
Process transformation	55,197	33,671
Customer transformation	103	—
Mergers and acquisitions	3,917	1,458
Transaction and integration costs (2)	4,193	2,097
Non-cash equity compensation (3)	6,903	4,516
Other charges including non-cash (4)	16,975	17,302
Loss on sale of assets (5)	404	1,434
Loss on business disposals (6)	—	720
Debt modification and extinguishment costs	1,404	1,067
(Gain)/Loss on derivative instruments (7)	4,965	(4,813)
Impairment of goodwill and other intangible assets	99,682	—
Adjusted EBITDA	$202,057	$208,558

1.

Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.

2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options granted by Ex-Sigma and Exela to our employees that vested during the year.
4.

Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.

5.	Represents a loss recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents a loss recognized on the disposal of business.
7.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.

EBITDA and Adjusted EBITDA

EBITDA was $8.3 million for the nine months ended September 30, 2019, compared to $151.1 million for the nine months ended September 30, 2018. The decrease in EBITDA for the nine months ended September 30, 2019 was primarily attributable to the higher net loss and a $99.7 million impairment of goodwill and trade name. Adjusted EBITDA was $202.1 million for the nine months ended September 30, 2019, compared to $208.6 million for the nine months ended September 30, 2018. The decrease in Adjusted EBITDA for the nine months ended September 30, 2019, was primarily due to a higher net loss. Foreign currency losses during the period impacted adversely as it is not part of adjustments to EBITDA or Adjusted EBITDA.

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

The Repricing Term Loans and the Incremental Term Loans bear interest at a rate per annum consisting of, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans. The Repricing Term Loans and the Incremental Term Loans will mature on July 12, 2023.

At September 30, 2019, cash and cash equivalents totaled $15.2 million and we had availability of $40.0 million under our senior secured revolving credit facility.

The Company is pursuing a debt reduction and liquidity improvement initiative that contemplates the pursuit of the sale of certain non-core businesses that are not central to the Company’s long-term strategic vision. The disposition of those businesses would reduce indebtedness and enhance the Company’s ability to focus on its core businesses. The Company has retained financial advisors to assist with the sale of select assets. As part of the initiative, the Company is also seeking to take steps in the near term to increase its liquidity to approximately $125.0 million to $150.0 million, which would allow it to increase its overall financial flexibility.  The Company expects to use the net proceeds from the initiative for the repayment of debt, with a target reduction of $150.0 to $200.0 million. The Company has set a two-year timetable for completion of the initiative. There can be no assurance that the initiative or any particular element of the initiative will be consummated or will achieve its desired result.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018	Change	% Change
Cash flow from operating activities	$(33,639)	$(2,280)	$(31,359)	1375.39%
Cash flow used in investing activities	(34,815)	(28,002)	(6,813)	24.33%
Cash flows (used in) provided by financing activities	39,854	(1,005)	40,859	-4065.57%
Subtotal	(28,600)	(31,287)	2,687	-8.59%
Effect of exchange rates on cash	(29)	(554)	525	-94.77%
Net increase/(decrease) in cash	(28,629)	(31,842)	3,213	-10.09%

Analysis of Cash Flow Changes between the Nine Months Ended September 30, 2019 and September 30, 2018

Operating Activities—The decrease of $31.4 million in cash flows from operating activities for the nine months ended September 30, 2019 was primarily due to higher cash inflows in 2018 due to receipt of settlement funds for the legal business, higher gross profits, changes in accounts payable and accrued liabilities, and a decrease in related party payables in 2019. The decrease was offset by higher cash flows from accounts receivable in 2019.

Investing Activities—The decrease of $6.8 million in cash used in investing activities was primarily due to higher outsourcing contract costs of $9.0 million for the nine months ended September 30, 2019 due to the ramp of new revenue and $2.0 million higher cash paid for developing internal software. The increase was offset by a $3.0 million decrease in cash paid for adding property, plant and equipment and lower cash paid for acquisitions.

Financing Activities—The increase of $40.9 million in cash provided by financing activities was primarily due to draw down of $39.0 million from the senior secured revolving facility in third quarter of 2019 to fund the semi-annual interest payment on the senior secured notes.

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

The Repricing Term Loans will bear interest at a rate per annum of, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans.  The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the existing senior secured term loans that were incurred on July 12, 2017 pursuant to the First Lien Credit Agreement. The Repricing Term Loans will mature on July 12, 2023, the same maturity date as the prior senior secured term loans. As of September 30, 2019, the interest rate applicable for the Repricing Term Loans was 8.85%.

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

The Company may voluntarily repay the Repricing Term Loans and the Incremental Term Loans (collectively, the “Term Loans”) at any time, without prepayment premium or penalty, except in connection with a repricing event as described in the following sentence, subject to customary “breakage” costs with respect to LIBOR rate loans. Any refinancing of the Term Loans through the issuance of certain debt or any repricing amendment, in either case, that constitutes a “repricing event” applicable to the Term Loans resulting in a lower yield occurring at any time during the first six months after July 13, 2018, will be accompanied by a 1.0% prepayment premium or fee, as applicable.

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

Letters of Credit

As of September 30, 2019 and December 31, 2018, we had outstanding irrevocable letters of credit totaling approximately $21.0 million and $20.6 million, respectively, under the revolving credit facility.

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

Off Balance Sheet Arrangements

At September 30, 2019 we had no material off balance sheet arrangements, except letters of credit described above under Liquidity and Capital Resources. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At September 30, 2019, we had $1,404.9 million of debt outstanding, with a weighted average interest rate of 9.5%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $14.0 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018.

The interest rate swap, which is used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other income as a loss of $5.0 million and a gain of $5.5 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 12, 2017, SourceHOV filed its answer to the petition and a verified list pursuant to 8 Del. C. § 262(f). The Court conducted a trial in June 2019, the parties submitted post-trial briefs in August 2019, and final arguments were held in October 2019. The Court’s decision remains pending, but is expected by the end of January 2020. The parties and their experts have offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination. SourceHOV argues the value was no more than $1,633.85 per share and the petitioners argue the value was at least $5,079.28 per share. Interest accrues on the value of the shares from the date of the Business Combination, resulting in a potential range of values based on the respective proposals of approximately $19.6 million to $61.0 million as of September 30, 2019. The Company believes the petitioners’ claims of value of the SourceHOV shares are without merit and will continue to defend its position vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company was authorized to purchase, from time to time, up to 5,000,000 shares of its Common Stock through various means, including, open market transactions and privately negotiated transactions. The decision as to whether to purchase any shares and the timing of purchases were based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. The Share Buyback Program did not obligate the Company to purchase any shares and has expired. We purchased 2,499,885 shares under the Share Buyback Program during 2018 at an average share price of $4.71. No shares were repurchased during the three months ended September 30, 2019. Share repurchases for the nine months ended September 30, 2019 were 237,962 at an average share price of $2.74. As of September 30, 2019,  a total of 2,787,147 shares had been repurchased under the Share Buyback Program. The Company records treasury stock using the cost method.

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

3.1	Restated Certificate of Incorporation, dated July 12, 2017 (4)
3.2	Second Amended and Restated Bylaws, dated November 6, 2019.
4.1	Specimen Common Stock Certificate (1)
4.2	Specimen Warrant Certificate (1)
4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
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

10.6	Exela Technologies, Inc. Executive Officer Annual Bonus Plan.
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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of November, 2019.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ James G. Reynolds
James G. Reynolds
Chief Financial Officer (Principal Financial and Accounting Officer)