Form 10-K
period 2019-12-31
Exela Technologies, Inc.
filed 2020-06-09
CIK 1620179

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes  ☒  No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which such voting common equity was last sold as of June 30, 2019, was approximately $92,130,068 (based on a closing price of $2.18).

As of June 5, 2020, the Registrant had 147,511,430 shares of common stock outstanding.

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2020, which definitive proxy statement shall be filed with the Securities and Exchange Commission no later than June 12, 2020.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10‑K (“Annual Report”) are not historical facts but are forward‑looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward‑looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward‑looking statements include statements regarding our industry, future events, the estimated or anticipated future results and benefits of the Novitex Business Combination, future opportunities for the combined company, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses, and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of the COVID-19 pandemic; the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third‑party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this report under the headings “Risk Factors”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and otherwise identified or discussed in this Annual Report. You should consider these factors carefully in evaluating forward‑looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward‑looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report. In addition, forward‑looking statements provide Exela’s expectations, plans or forecasts of future events and views as of the date of this report. Exela anticipates that subsequent events and developments will cause Exela’s assessments to change. These forward‑looking statements should not be relied upon as representing Exela’s assessments as of any date subsequent to the date of this report.

DEFINED TERMS

In this Annual Report, we use the terms “Company”, “we”, “us”, or “our” to refer to Exela Technologies, Inc. and its consolidated subsidiaries, and where applicable, our predecessors SourceHOV and Novitex prior to the closing of the Novitex Business Combination. “Following is a glossary of other abbreviations and acronyms that are found in this Annual Report.”

“Appraisal Action” means the petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS.

“BPA” means business process automation.

“BPO” means business process outsourcing

 “Code” means the Internal Revenue Code of 1986, as amended.

“Common Stock” means the common stock of the Company, par value $0.0001.

“Consent, Waiver and Amendment” means the Consent, Waiver and Amendment dated June 15, 2017, by and among the Company, Quinpario Merger Sub I, Inc.,  Quinpario Merger Sub II, Inc., SourceHOV, Novitex, Novitex Parent, L.P., Ex Sigma LLC, HOVS LLC and HandsOn Fund 4 I, LLC, amending the Novitex Business Combination Agreement.

“EIM” means enterprise information management.

“ERP” means enterprise resource planning system.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“Ex-Sigma 2” means Ex-Sigma 2 LLC, our principal stockholder at the Closing of the Novitex Business Combination.

“Ex-Sigma” means Ex-Sigma LLC, the sole equity holder of Ex-Sigma 2.

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

“JOBS Act” means the Jumpstart our Business Startups Act.

“Margin Loan” means the additional PIPE financing in the form of a $55.8 million loan obtained by Ex-Sigma 2 as borrower (and secured by shares of the Company held by Ex-Sigma 2) that was used by Ex-Sigma 2 to purchase additional common and preferred shares from the Company to help meet the minimum cash requirements needed to close the Novitex Business Combination.

“MegaCenter” means the Company’s Tier‑III document processing and outsourcing centers in Windsor, Connecticut, and Austin, Texas.

“Nasdaq” means The Nasdaq Stock Market.

“Novitex” means Novitex Holdings, Inc., a Delaware corporation.

“Novitex Business Combination” means the transactions contemplated by the Novitex Business Combination Agreement, which closed on July 12, 2017 and resulted in SourceHOV and Novitex becoming our wholly‑owned subsidiaries and the financing transactions entered into in connection therewith.

“Novitex Business Combination Agreement” means the Business Combination Agreement, dated February 21, 2017, among the Company, Quinpario Merger Sub I, Inc.,  Quinpario Merger Sub II, Inc., SourceHOV, Novitex, HOVS LLC, HandsOn Fund 4 I, LLC and Novitex Parent, L.P., as amended by the Consent, Waiver and Amendment.

 “PCIDSS” means the Payment Card Industry Data Security Standard.

 “Quinpario” means Quinpario Acquisition Corp. 2, a Delaware corporation, the former name of Exela Technologies, Inc.

“SEC” means the United States Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended.

“SourceHOV” means SourceHOV Holdings, Inc., a Delaware corporation.

“TCJA” means the Tax Cut and Jobs Act.

“TPS” means transaction processing solutions.

EXPLANATORY NOTE

Overview of Restatement

In this Annual Report on Form 10-K, the Company:

(a)

restates its Consolidated Balance Sheets as of December 31, 2018 and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Stockholders’ Deficit, and Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2018 and 2017;

(b)	amends its Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the fiscal years ended December 31, 2018 and 2017;
(c)	restates its “Selected Financial Data” in Item 6 for fiscal years 2018 and 2017; and
(d)	restates its Unaudited Quarterly Financial Data for the first three fiscal quarters in the fiscal year ended December 31, 2019 and each fiscal quarter in the fiscal year ended December 31, 2018.

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2020, the board of directors of the Company, based on the recommendation of the audit committee and in consultation with management, concluded that, because of errors identified in the Company’s previously issued financial statements for the fiscal years ended December 31, 2018 and 2017 and the first three quarters of fiscal 2019, the Company would restate its previously issued financial statements, including the quarterly data for fiscal years 2019 and 2018 and its selected financial data for the relevant periods.

These errors were discovered during the course of preparing this Annual Report and the audit of the financial results for fiscal 2019. We have determined that these errors were the result of material weaknesses in internal control over financial reporting that are reported in management’s report on internal control over financial reporting as of December 31, 2019 in Part II—Item 9A – Controls and Procedures of this Annual Report.

The restated financial statements correct the following errors:

Appraisal Action Liability Adjustments:

•

$43.1 million, $40.6 million and $37.8 million understatement of accrued liabilities and total stockholders’ deficit, as at September 30, 2019, December 31, 2018 and 2017, respectively, due to applying an incorrect accounting treatment for the obligation to pay the fair market value of the former stockholders’ shares under the Appraisal Action.

•

$2.4 million, $2.9 million and $1.2 million understatement of loss for the nine months ended September 30, 2019 and for the years ended December 31, 2018 and 2017, respectively, due to the unrecorded interest expense accrual associated with the Company’s obligation related to the Appraisal Action.  Interest should have been accrued in the relevant periods at the rate set by the Delaware Court of Chancery.

Outsourced Contract Cost Adjustments:

•

A $5.3 million understatement of loss for the nine months ended September 30, 2019 and a $3.2 million overstatement of loss for the year ended December 31, 2018, due to the incorrect capitalization of employee training related costs during the set-up phase as costs of fulfilling contracts which should have been expensed under ASC 340-40. Additionally, an adjustment of $15.4 million was recorded to increase accumulated deficit as of January 1, 2018 to correct the previously-recorded transition adjustment for costs of fulfilling contracts upon the adoption of ASC 606 and ASC 340-40. These errors resulted in $17.3 million and $12.0 million overstatement of intangible assets, net as of September 30, 2019 and December 31, 2018, respectively.

Expense Reimbursement Adjustments:

•

A $2.1 million understatement of loss and related party payables for the nine months ended September 30, 2019, due to non-accrual of the obligation to reimburse Ex-Sigma 2 for the discount to the market price on shares sold by Ex-Sigma 2 in a secondary offering in June 2019 and required to be reimbursed pursuant to the terms of the Consent, Waiver and Amendment.

•

A $2.4 million understatement of loss and related party payables for the year ended December 31, 2018, due to non-accrual of the obligation to reimburse Ex-Sigma 2 for the underwriting discount and commission expenses of $2.1 million and an advisory fee of $0.3 million incurred by Ex-Sigma 2 in a secondary offering in April 2018 and required to be reimbursed pursuant to the terms of the Consent, Waiver and Amendment.

•

A  $1.5 million overstatement of loss for the nine months ended September 30, 2019, due to an amount paid to Ex-Sigma 2 in July 2019 for the fees incurred in connection with the secondary offering, out of a  total reimbursable amount of $4.5 million as discussed in the two bullet points above, was erroneously recorded as selling, general and administrative expenses.

•

$1.7 million and $5.2 million understatement of loss for the nine months ended September 30, 2019 and for the year ended December 31, 2018, respectively, due to the unrecorded related party expense accrual associated with the Company’s obligation to reimburse Ex-Sigma 2 in connection with premium payments made by Ex-Sigma 2 under the Margin Loan and required to be reimbursed pursuant to the terms of the Consent, Waiver and Amendment. This error resulted in $6.9 million and $5.2 million understatement of related party payables as of September 30, 2019 and December 31, 2018, respectively.

•

$0.5 million and $0.4 million overstatement of selling, general and administrative expenses and understatement of related party expense by the same amount for the nine months ended September 30, 2019 and year ended December 31, 2018, respectively, due to incorrect classification of related party expense as selling, general and administrative expenses. This error had no impact on net loss.

Revenue Recognition Adjustments:

•

A $4.8 million understatement of loss, for the year ended December 31, 2017, due to incorrect recognition of revenue of $6.4 million and related cost of revenue of $1.6 million in 2017 related to a multiple element arrangement that included a software license where vendor specific objective evidence (VSOE) of fair value was not established for the undelivered elements of the arrangement under the previous revenue recognition guidance in ASC 985-605. This error resulted in a $6.4 million understatement of deferred revenue and a $1.6 million understatement of prepaid expenses and other current assets as at December 31, 2017.

•

A $1.9 million understatement of revenues and understatement of cost of revenue by the same amount for the nine months ended September 30, 2019, due to incorrect application of the gross vs. net presentation guidance under ASC 606. The Company incorrectly netted the costs of rendering service from the revenue under a contract with one customer. This error had no impact on net loss.

Cash Flows Classification Adjustments:

•

$0.1 million and $34.5 million understatement of operating cash flows and overstatement of financing cash flows, for the years ended December 31, 2018 and 2017, respectively, due to the incorrect interpretation of ASU 2016-15 (Classification of Certain Receipts and Cash Payments) and application on a retrospective basis upon adoption of ASU 2016-15 in 2018.

•

$14.3 million, $7.5 million and $11.0 million overstatement of operating cash flows and understatement of investing cash flows, for the nine months ended September 30, 2019 and for the years ended December 31, 2018 and 2017, respectively, due to misclassification of cash flows associated with outsourced contract costs.

Other Adjustments:

•

In addition to the errors described above, the restated financial statements also include adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements.

Cumulatively through September 30, 2019, the restatement had the following effects on net loss (in thousands):

	Appraisal Action	Outsourced	Expense	Revenue
	Liability	Contract Cost	Reimbursement	Recognition	Other	Tax Effect of	Total Increase
	Adjustments	Adjustments	Adjustments	Adjustment	Adjustment	Adjustments	in Net Loss
Year Ended December 31, 2017	$1,187	$—	$—	$4,834	$—	$(822)	$5,199
Year Ended December 31, 2018	2,896	(3,196)	7,628	—	15	(54)	7,289
Nine Months Ended September 30, 2019	2,457	5,330	2,304	(1,910)	(628)	—	7,553
	$6,540	$2,134	$9,932	$2,924	$(613)	$(876)	$20,041

Effects of Restatement

The following table sets forth the effects of the restatement on affected items within our previously reported Consolidated Statements of Operations.

		Nine Months Ended	Year Ended	Year Ended
(in thousands, except per		September 30,	December 31,	December 31,
share data)		2019	2018	2017
Revenue	As Originally Reported	$1,166,841	$1,586,222	$1,152,324
	Adjustments	1,910	—	(6,433)
	As Restated	$1,168,751	$1,586,222	$1,145,891
Operating loss	As Originally Reported	$(66,615)	$(6,249)	$(99,532)
	Adjustments	(5,096)	(4,447)	(4,834)
	As Restated	$(71,711)	$(10,696)	$(104,366)
Net loss	As Originally Reported	$(197,479)	$(162,517)	$(204,285)
	Adjustments	(7,553)	(7,289)	(5,199)
	As Restated	$(205,032)	$(169,806)	$(209,484)
Basic and diluted loss per share	As Originally Reported	$(1.33)	$(1.09)	$(2.08)
	Adjustments	(0.10)	(0.08)	(0.10)
	As Restated	$(1.43)	$(1.17)	$(2.18)

The following table sets forth the effects of the restatement on affected items within our previously reported Consolidated Statements of Cash Flows.

		Nine Months Ended	Year Ended	Year Ended
		September 30,	December 31,	December 31,
(in thousands)		2019	2018	2017
Net cash provided by (used in) operating activities	As Originally Reported	$(33,639)	$30,457	$23,455
	Adjustments	(13,718)	(6,857)	28,322
	As Restated	$(47,357)	$23,600	$51,777
Net cash provided by (used in) investing activities	As Originally Reported	$(34,815)	$(66,304)	$(452,374)
	Adjustments	14,304	7,552	10,992
	As Restated	$(20,511)	$(58,752)	$(441,382)
Net cash provided by (used in) financing activities	As Originally Reported	$39,854	$(1,910)	475,727
	Adjustments	(586)	(695)	(39,314)
	As Restated	$39,268	$(2,605)	$436,413

The adjustments made as a result of the restatement are more fully discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in this Annual Report. To further review the effects of the accounting errors identified and the restatement adjustments, see Part II—Item 6—Selected

Financial Data and Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part II—Item 9A—Controls and Procedures.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in this Annual Report. See Note 20, Unaudited Quarterly Financial Data, of the Notes to the Consolidated Financial Statements in this Annual Report for the impact of these adjustments on each of the quarterly periods in fiscal 2018 and for the first three quarters of fiscal 2019. Quarterly reports for fiscal 2020 will include restated results for the corresponding interim periods of fiscal 2019. All amounts in this Annual Report on Form10-K affected by the restatement adjustments reflect such amounts as restated.

PART I

ITEM 1.   BUSINESS

Exela is a business process automation leader leveraging a global footprint and proprietary technology to help turn the complex into the simple through user friendly software platforms and solutions that enable our customers’ digital transformation. We have decades of expertise earned from serving many of the world’s largest enterprises, including over 60% of the Fortune® 100 and in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. For the fiscal year ended December 31, 2019, we generated $1.56 billion of revenue from over 4,000 customers throughout the world.

Our solutions and services touch multiple elements within a customer’s organization. We use a global delivery model and primarily host solutions in our data centers, on the cloud or directly from our customers’ premises. Our approximately 22,700 employees as of December 31, 2019 operate from business facilities in 23 countries, with some of our employees co-located at our customers’ facilities. Our solutions are location agnostic, and we believe the combination of our hybrid hosted solutions and global work force in the Americas, EMEA and Asia offers a meaningful differentiation in the industries we serve and services we provide.

Exela Technologies Inc.

healthcaresolutions.exelatech.com/healthcare_payer.html

exela
HEALTHCARE SOLUTIONS

Healthcare Payer

David Boyd
Super Admin

Core Services

- Healthcare Payer

Support Functional Services

- Human Resources
- Financial Services
- Other Services

Enrollment Management

Claims Processing Management

Edits\Adjudication Management

Member Consumer Engagement

Business Intelligence Analytics

Robotic Process Automation

Contract Management

Medical Record Audit Services/Release of Information (ROI)

Copyright © 2020 Exela Technologies Inc., All rights reserved.

Exela’s portals provide on-demand multi industry and departmental solutions and services alongside industry specific solutions.

We will continue to further expand our solutions and services for the industries we serve, with a focus on connecting the front, middle and the back office. We believe this positions us as one of the few companies that can offer solutions and services that span from multi-industry departmental solutions to industry specific solutions.

Multi-industry Departmental Solutions
Smart Office
Enterprise IoT & Front Office Automation
Integrated Communications
Workflow Automation
Enterprise Information Management
Interdepartmental Automation
Seamless workflow templates and collaborative project management for interdepartmental connectivity and productivity
Recruit-to-Retire
HR
Enterprise Legal Management
Legal
Procure-to-Pay
Order-to-Cash
F&A
Industry Solutions
Banking Solutions
Insurance Solutions
Healthcare Solutions
Public Sector Solutions

Our Solutions and Services

Our suite of offerings combines platform modules for finance and accounting services, enterprise information management, robotic process automation, digital mailroom, business process management and workflow automation, visualization and analytics, contract management and legal management solutions, and integrated communication services which contribute to revenues across our organization and accounting segments and also complement our core industry solutions for banking, insurance, healthcare and the public sector.

Finance and Accounting Solutions (F&A)

Exela offers a suite of finance and accounting (“F&A”) solutions addressing the payments lifecycle from procure to pay (“P2P”) to order to cash (“O2C”). We use our own technology and our global operations to deliver these solutions.

Our P2P services can be integrated with our digital mail room technology, which expands our ability to support existing data types and formats. In effect, both digital and analog items can enter this information stream. The process kicks off by opening a requisition, once approved it moves to procurement to solicit bids from an approved supplier network. We believe that supporting our customers by making available our supplier network can be a key differentiator in enabling a complete P2P solution. Our P2P platform also records receipt of goods and invoices and performs three way matching digitally. Exceptions are processed by our employees, and once approved, we record the purchase in a customer’s ERP system, so it can be paid. We then use our system to generate and deliver a payment file in the format the bank needs so that a payment can be processed. Some of our customers also authorize us to process the payment on their behalf.

Our O2C solutions enable consolidation of inbound payment channels and data continuity to drive digital adoption and enhance treasury management, including integrated receivables dashboards, multi-channel bill presentment and payment, reconciliation, exception and dispute management, aging analytics, collections management and targeted engagements. The full process includes fulfillment of a customer order, raising an invoice in accordance with customer contracts, accounts receivable management and collections.

Our F&A services include spend analytics and data mining tools for financial planning and analysis to support reporting and audit functions, interchanges and robotics providing automation of ERP entries and regulatory reporting and fixed asset management.

Enterprise Information Management (EIM)

Exela’s enterprise information management solutions ingest and organize large amounts of data across many data types and formats and store the information in cloud enabled proprietary platforms. We also gather transactional data from enterprise systems for similar hosting. The collected, extracted data is used to complete a process, and is then made available to our customers and their end-consumers for an agreed upon period. We derive revenue for such services, hosting and access.

Our EIM systems host billions of often mission critical records for our customers and the total number continues to rise. As an example of a large deployment of our EIM platform, we helped enable online records access to over 48 million end-customers of a group of European savings banks for deposits, statements, and car and personal loans and mortgages. Another example of EIM deployment is in the hosting of images of healthcare records, checks and payroll taxes for many years for retrieval, compliance and internal information purposes.

We often store both digital and paper records for our customers and offer release of information services according to guidelines set by our customers. For example, we will release documents in litigation upon receipt of a valid subpoena served on our customer or in the healthcare context when a patient switches hospitals and requests access to healthcare records from their previous hospital. We provide these records in the form requested, including chain of custody information. Increasingly, these records are accessed electronically or are delivered in line with green initiatives.

Our platforms can be integrated with customers’ existing EIM systems, and our customers can benefit from being able to conduct federated searches across connected datasets, manage records in accordance with their needs and regulatory requirements, build live customer and employee profiles, and facilitate release of information and routing with control over security and permissions.  We also provide business intelligence add-ons, offering summarization of data sets, dashboards and trend monitoring, relationship visualization, macro and micro drill-downs, escalation triggers and notifications.

Exela Robotic Process Automation

Exela has been at the forefront of using robotic process automation since 2009. Our deployment model is to use desktop automation first, and if the usage is very high, we usually migrate to server level automation. We have built up a large library of rules by industry and by customer. While we have been using robotic solutions as part of our internal processes for years, only recently have we made them available to our customers.  Our domain experts and analysts can either use an existing bot, modify one or create new ones using our design studio.  Our robotic solutions are available as programmable robots with a rules library for a specific industry or feature, or as an enterprise license or on a per user per month basis.

Digital Mailroom Solutions

Exela is one of the leading global providers of digital mailroom solutions. Our digital mailroom solutions rely on proprietary technology, use our own or a client’s facilities and process a significant number of transactions daily. We use proprietary high-speed scanners as well as support most major scanners. Our end-to-end digital mail room features ingestion from many sources – paper, fax, electronic, emails and other digital data. We recently added recorded voice, image and video ingestion channels. This solution additionally offers shipping and receiving packages with digital receipt, delivery and routing to our intelligent lockers.

We own several classification engines that we deploy for information processing, including unattended digital repositories, for example unattended email boxes to identify content and route it to the appropriate member of an organization.  Exela offers its digital mail room for enterprise wide deployment to captive mailrooms of our customers, mail rooms outsourced to both Exela and others, and for business locations where there is no dedicated mail room, such as a front desk. Our customers can see their information across the enterprise from a single platform. Our digital mail solutions are available as SaaS, BpaaS or enterprise licenses and we often handle the entire mail operation for a client.

Business process management and workflow automation

Exela has built extensive proprietary workflow automation platforms for business process management across several industries and regions.  Our platforms are designed to have intuitive user interfaces with drag & drop configuration enabling analysts a certain amount of customization. Our platforms use our EIM engines by default, are designed to integrate with popular database and enterprise systems and are offered across three user categories:

•

Enterprise class, hosted on premises. Suitable for 10,000 or more users and 10,000 or more tasks or process automations. Over 10,000 of our employees use this every day to perform mission critical work for our customers in the Americas, EMEA and Asia.

•

Interdepartmental class workflow automation is ideal to bring structure and collaboration across departments. Over 2,500 of our employees globally use this platform to collaborate with each other and their individual work management. The platform is designed to integrate with other industry leading platforms to create a comprehensive collaborative experience. We intend to offer this to our customers in the future.

•

Case-management workflow automation platform available as a shrink wrap version for building custom workflows. One can use our library of workflows, customize them or build one from scratch for purposes of case management only. Customers can buy enterprise licenses of this platform, or on a SaaS basis and build their own workflows.

Exela provides visualization and analytics capabilities within its platforms to provide actionable intelligence tied to collaboration and task management.  Configurable dashboards enable users to quickly consolidate and organize disparate data sources through intuitive interfaces. Users can also build their own dashboards with dynamic drilldown options and alerts, link data to managers, and launch action items in pursuit of optimization and issue resolution.  By providing analytics tied to actionable tasks, we can help drive optimization to enhance profitability and connectivity.  For example, users can create visualization of volume trends and set triggers upon statistical thresholds, sending SMS alerts to managers to adjust their downstream capacity planning, if trends are not in line with set thresholds.

While we offer reporting and analytics on the scope of work processed through operations, we also provide our customers the capability to consolidate various data streams into comprehensive dashboards to enhance the business intelligence functions of an organization, including providing real-time visibility to revenue, cost, profitability and cash flow as well as process monitoring, KPI tracking, and actionable alerts.

We believe providing analytics modules complement our services and solutions, creating a superior user experience, and reducing the need for other third-party tools by centralizing business management within Exela’s platforms.  By enabling users to share dashboards across their organization, we believe additional users will adopt Exela platforms and increase our penetration into the front-end applications across an enterprise.

Enterprise Legal Management

Exela provides a contract management system to streamline execution, organization, and data management of large volumes of contracts.  We utilize natural language processing and machine learning to extract key terms within unstructured formats and complex content, providing variance analysis, summary tables, and automated organization.   Users can easily find important data points in contracts, and quickly analyze large volumes of language variations across format types. The extracted data can then be used to connect to existing systems and ERPs and serve as inputs to business operations, such as accounting and billing processes, financial planning and analysis, and regulatory reporting, enabling real-time audit and automated alerts for deviations from contract parameters.  By automating key term extraction, our contract management system enables large volumes of contracts to be analyzed quickly and enables processes such as billing or automatic reminders for significant dates. We believe that Exela’s ability to cost effectively provide high accuracy transactional operations with automated validations creates a competitive advantage against those relying on manual processes and discrete sampling.

Exela can also provide a digital signature system to streamline collaboration, approvals and execution of contracts.  We deploy a secure, hosted environment to request and execute signatures and exchange contracts and documents across individuals or groups. Our platforms enable multiple signature execution with routing through approval hierarchies, while providing transparency to the status and tracking of comments and edits.  Upon execution, documents are stored electronically for secure archiving and retrieval.

Furthermore, Exela offers a suite of enterprise legal management solutions and services that streamline and automate legal department processes to rationalize costs and drive productivity.  Solutions and services range from preventative remediation, identifying risks such as overcharges, discrimination, and data breaches and proactively providing restitution, eDiscovery, word processing and contract management using automated summarization and metadata extraction along with cognitive search enabled by natural language processing; and records management.

Integrated Communications

Exela’s comprehensive multi-channel integrated communications solutions help customers communicate with other businesses or customers. This suite of solutions links through many channels, for example, email, print and mail, SMS, web, voice, and chat.  Exela solutions and services can also include design and marketing and selection of optimal engagement and least cost routing for mission critical communications for example, bills, statements, enrollments, customer support, targeted marketing, mass notifications, reprographics, and regulatory notices.

We also work with our customers as a digital migration partner to improve user experience while helping to reduce and even eliminate inefficient, wasteful communications.  We use proprietary discovery techniques and analytics in addition to service specific technology to propose optimal channel and content. Our employees can also generate personalized messages, customized promotions, incentives, escalations, and resolutions.

Exela Smart Office

In the second half of 2019, we launched a group of solutions that complement our existing offerings, labeled Exela Smart Officeە℠ (“Smart Office”). Smart Office seeks to improve employee and visitor experiences while optimizing facility management efficiency thereby contributing towards corporate sustainability standards. Smart Office is our enterprise IoT, which helps transform the front-office, energy and facilities management, logistics and fulfillment for our customers, and provides on-demand services with connected devices to facilitate green initiatives, reduce waste, and ultimately enhance the employee and visitor experience.  For example, our space management software uses sensors to detect facility utilization, which enables optimized space and energy usage and provides mobile workers directions to available work spaces, while our Visitor Management System and lobby kiosk can be deployed to regulate facility access.  Our Intelligent Lockers are available for visitor day storage of luggage and to provide a secure chain of custody for parcels and mail for employees using our hosted shipping and receiving tools. There is also a Digital Mailroom offering part of Smart Office, which segregates white mail and aggregates, classifies and routes searchable multi-media mail to the appropriate recipient.

Recruit-to-Retire (HR)

During 2019, we moved the majority of our employees to our proprietary human capital management platform. This platform integrates with our existing offerings and is designed to help an enterprise and its employees manage the data and processes relevant to the entire employment lifecycle from recruitment to retirement.  By providing digital management and data tracking for human capital, we enable reduction in administrative overhead and enhanced management of human capital productivity while improving the overall experience. Our human capital management platform is now available for sale.

Industry Specific Services and Solutions

While the above described solutions and services can be leveraged across industries, over the years we have also developed services and solutions for specific industries which help our customers around the world better manage their liquidity. The most significant are summarized below.

Banking and Financial Industry Solutions and Services

Our banking and financial solutions consist of payment, mortgage, enrollment, lending and loan management, governance and information management solutions and accounted for approximately 25% of 2019 revenue. Exela’s payment operations and treasury management solutions are designed to improve digital engagement and transaction speed and compliance.  We also provide mobile and remote deposit technologies to our banking and financial services customers.

We are one of the largest processors of payments. We handle many payment channels in addition to checks and credit cards including, automated clearing house (ACH), Faster Payments in UK and Ireland, Single European Payment Area (SEPA), Bank Giro in the Nordics and other payment networks. We perform these services on behalf of banks or their customers. We believe the regulatory environment in many geographies is beginning to allow non-bank payment processors to connect to the payment networks directly such that one can verify funds, confirm payee and settlement of payments and are actively pursuing a PSP license in the European Union to further expand our payment offerings.

We have extensive experience and technology that we have built over decades and that are in use to serve many banks and companies to process the payments related to both business to business (“B2B”) and business to consumer (“B2C”) transactions.  We develop, use, and sell proprietary integrated receivables processing technology, providing our customers with a solution that consolidates B2B and B2C transactions across many payment channels into a single platform. We plan to offer this as a branded or as a private label solution to our banking customers giving them the ability to offer advanced treasury solutions with insights from accounts receivable, customer credit worthiness, payment habits, soft collections and delinquent collections.

We add value by automating manual, repetitive processes to improve speed and provide cost efficiencies within a compliant mortgage and lending completion process.  Our proprietary mortgage and loan management solutions enable lenders to originate loans and service them with greater efficiency. Our platforms also enable invoice discounting, factoring, payables financing and leverage automation and integration such that traditional lenders and alternate lenders, including peer to peer lenders can provide liquidity to underserved borrowers.

Our key focus is user experience, enabling faster decisions, and facilitating optimal allocation of capital and risk management for our customers.  By using our solutions and services, we believe our banking and financial services customers can better manage their lending book and at a lower cost of ownership.

Our banking solutions help organizations transform compliance, know your customer, anti-money laundering and confirmation of payee checks into a competitive advantage, including accelerated digital on-boarding, complex process automation, screening and monitoring and predictive analytics.  Exela can provide these services as an end-to-end solution or as an augmentation of existing banking processes, as a technology license or through our employees to manage a component or an entire process.

Healthcare Industry Solutions and Services for Insurance Companies and Healthcare Providers

Exela’s healthcare industry customers include commercial and government sponsored healthcare plans, hospital networks and university hospital systems and large medical distribution systems and pharmacy networks, and accounted for approximately 23% of total revenues in 2019.  We serve our customers using our proprietary technology and for some customers combined with their systems.

We bundle our core solutions and services with a suite of healthcare payer specific services such as end-to-end processing of complex transactions, enrollments and credentialing, claims processing, adjudication and payment operations. We specialize in transactions that require multiple layers of validation, supporting documentation processing, reconciliation, and management of exceptions.

We host a proprietary platform that connects providers and payers for claims submissions, acknowledgements or denials of payments and many other interactions covering the complete lifecycle of a claim, which enables a more satisfactory engagement between payers and providers and contributes to improved access to health care and lower administrative costs. Our payer customers often encourage their contracted providers to adopt our digital platforms for overall reduction of claim processing time and cost.  We also provide our healthcare provider customers with many services including computer assisted coding, audit and recovery of underpayments, denial and grievances, release of information, and electronic health records. We plan to offer our mobile and web enrollment solutions, appointment scheduling and locating providers with ratings, also include insurance verification, cost of visit estimates and visit pre-approval. We provide some of these services and features on a stand-alone basis and in the future, we plan to offer a more integrated solution.

Insurance Industry Solutions and Services

Exela offers a suite of insurance industry solutions aimed at providing digital engagements and rapid integration of disparate systems and silos.  Our insurance industry solutions accounted for approximately 11% of total revenues in 2019. We provide applications and services to facilitate automation and digital transformation for underwriting and enrollments, premium payments, claims submission, first notification of loss, fraud, waste & abuse monitoring and integrated communications. Our solutions are aimed at improving the customer experience by providing digital pathways and transparency with web portals and integrated communications, while helping to improve quality and risk management.

Public Sector

We provide technology and solutions to public sector customers. Our public sector solutions accounted for approximately 8% of total revenues in 2019.  Our mission is to help our public sector customers with their digital journey and meet their objectives of better serving the public.  Exela solutions are primarily deployed across pension benefits and administration, tax return processing, payment operations, inter-agency information management and communications with citizens and employees of government institutions.

Our solutions have evolved over time to include digital capabilities and are designed to reduce taxpayer refund waiting time, decrease the potential for tax fraud, and provide reports and data to  the relevant stakeholders. Exela also has the infrastructure in place to process payments, perform collection services, handle overflow taxpayer calls, provide e-filing for individual income tax, generate outbound taxpayer notification (traditional and/or electronic notifications), and host other developed solutions.

Commercial, Tech, Manufacturing, and Legal Industries Solutions and Services

For the commercial, technology, manufacturing and legal industries, we primarily provide multi-industry solutions described earlier.  For 2019, our commercial industry revenue accounted for approximately 21% of total revenues, our revenues from the technology and manufacturing industry accounted for approximately 7%, while our revenue from the legal industry accounted for approximately 5%.

Historically, the majority of revenue for the above-mentioned industries was generated in the Americas, though we believe there is significant expansion opportunity throughout EMEA and the Asian markets.  As we have made investments in our global scale, technology platforms, and business strategy, some of our multi-national customers have expanded our services to other geographies to leverage our international footprint.  We believe our value proposition as a single source provider with global platforms and location agnostic operations, positions us as a differentiated partner to our multi-national customers.

With the launch of Smart Office, we have been  targeting technology companies in our initial go-to-market approach.  We believe technology companies have a heavy focus on employee experience to attract top tier talent, and they often serve as early adopters for new offerings setting trends across other industries, and we believe they will serve as strong references as we expand our Smart Office growth strategy.

Overview of Revenues

Our business consists of three reportable segments:

•

Information and Transaction Processing Solutions ("ITPS"). The ITPS segment is our largest segment, with $1,230.7 million of revenues for the fiscal year ended December 31, 2019, representing 79.0% of our revenues. We generate ITPS revenues primarily from a transaction-based pricing model for the various types of volumes processed, licensing and maintenance fees for technology sales, and a mix of fixed management fee and transactional revenue for document logistics and location services.

•

Healthcare Solutions ("HS"). The HS segment generated $256.8 million of revenues for the fiscal year ended December 31, 2019, representing 16.5% of our revenues. We generate HS revenues primarily from a transaction-based pricing model for the various types of volumes processed for healthcare payers and providers.

•

Legal & Loss Prevention Services ("LLPS"). The LLPS segment generated $71.3 million of revenues for the fiscal year ended December 31, 2019, representing 4.5% of our revenues. We generate LLPS revenues primarily based on time and materials pricing as well as through transactional services priced on a per item basis.

Additional financial information for our three business segments is included in Note 19 within our consolidated financial statements.

We provide services to our customers on a global basis. In 2019, our revenues by geography were as follows: $1,285.6 million in the United States (82.3% of total revenues), $248.5 million in EMEA  (16.0% of total revenues), and $27.2 million from the rest of the world (1.7% of total revenues). We present additional geographical financial information in Note 19 within our consolidated financial statements.

Our revenues can be affected by various factors such as our customers' demand pattern for our services. These factors have historically resulted in lower revenues in the third quarter and higher revenues in the fourth quarter. Backlog is not a metric that we use to measure our business.

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

On November 12, 2019 we announced that our Board of Directors had adopted a debt reduction and liquidity improvement initiative (“Initiative”). This new Initiative is part of the Company’s strategic priority to position the Company for long-term success and increased stockholder value.  As part of the Initiative, on January 10, 2020, certain subsidiaries of the Company entered into a $160.0 million accounts receivable securitization facility with a five year term and consummated the sale of its tax benefits consulting group on March 16, 2020.  To fund the debt reduction, the Company is also pursuing the sale of certain non-core assets that are not central to the Company’s long-term strategic vision, and any potential action with respect to these operations would be intended to allow the Company to better focus on its core businesses. The Company has retained financial advisors to assist with the sale of select assets. The Company expects to use the net proceeds from the Initiative for the repayment of debt, with a target reduction of $150.0 to $200.0 million. Exela has set a two-year timetable for completion of the Initiative. There can be no assurance that the Initiative or any particular element of the Initiative will be consummated or will achieve its desired result.

Key Business Strategies

Exela business strategy is to use its Digital NowSM model, which aims to accelerate our customers’ digital transformation through deployment of our software automation techniques, hosted within a single, cloud hosted platform. Our overarching goal is to provide highest value and lowest cost of ownership. We accomplish this by building scalable systems that are used by our employees to deliver business process automation services globally.  The key elements of our growth strategy are described below:

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
o	Layer 1 - Data Aggregation - Host, gather, extract all types of structured and unstructured data, digital and analog
o	Layer 2 - Information Management - Digital classifications, data enhancement and normalization driving downstream processes improvement
o	Layer 3 - Workflow Automation - Digital connectivity and automated decisioning driving productivity and quality
o	Layer 4 - Process Component - Operations partner for component(s) of larger process, handing off output file for downstream execution
o	Layer 5 - Platform Interface Integrations - Exela platforms directly connected to customers’ core systems, accessed through SSO and common interfaces
o	Layer 6 - Digital Now End-to-End Process - Full cycle operations and technology for multi-channel process through execution of business outcomes
o	Layer 7 - Front-End Software (B2B/B2C/SaaS) - Exela front end applications (branded or private label) directly interfacing with end user experience

See diagram of 7 layers of solutions below:

•

Expand relationships with existing customers. We intend to continue aggressively pursuing cross-selling and up-selling opportunities within our existing customer base. With an existing base of over 4,000 customers, we believe we have meaningful opportunities to offer a bundled suite of services and be a "one-stop-shop" for our customers' information and transaction processing needs. Our sales force is organized on an industry basis and utilizes solutions and relationships to better serve our customers across all levels of their organizations. As an example, we now offer a full suite of healthcare-focused solutions by bundling enrollments, policy and plan management, claims processing, audit and recovery services, payment solutions, integrated accounts payable and receivable, medical records management, and unified communication services for payers and providers.

•

Leverage BPA suite across on-site services.   Approximately 5,000 of our employees currently work at customers in an on-site capacity. We believe this on-site presence is a competitive differentiator and a valuable asset as we pursue future growth opportunities. We have been deploying our BPA software across these customer locations, and we believe that by offering our customers enhanced productivity and quality through our onsite employees, we will continue to create additional opportunities to expand our footprint and wallet share across their organization. For example, in customers where we provide underwriting support and claims processing, we can enable our onsite employees to accelerate the aggregation and analysis of datasets while also increasing accuracy and automatically flagging deficiencies using our software. By enhancing the productivity and quality of our onsite employees, we believe we will increase the demand from our customers to replicate our processes across their organization, bolstering our cross-sell/up-sell initiatives. By having our BPA suite already approved and deployed within existing onsite engagements, we believe our ability to expand into new lines of business will be streamlined and accelerated.

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

•

Pursue meaningful cost synergy opportunities and accelerate long-term profitability. Due to similar operating infrastructures between SourceHOV and Novitex, we continue to deliver and believe we have additional opportunities across information technology, operations, facilities, and corporate functions to achieve cost savings executable as we approach three years from the closing of the Novitex Business Combination.

•

Capitalize on our enhanced scale and operating capacity. We intend to utilize our increased global scale and brand recognition to strengthen our ability to bid on new opportunities. We plan to dedicate more resources to pursue whitespace coverage to expand our range of service offerings and pursue additional cross-selling opportunities. We will also look to use our increased scale and operations expertise to improve utilization of our assets. As an example, we have pursued a strategy of consolidating smaller regional document processing centers to our two Tier-III document processing and outsourcing centers in Windsor, Connecticut, and Austin, Texas that we call "MegaCenters," which are increasing efficiency through economies of scale. By driving utilization up from the current levels of the MegaCenters, we will benefit from high flow through margins from increased revenues with minimal incremental investment.

Customers

We serve over 4,000 customers across a variety of industries, including over 60% of the Fortune® 100. Our customers are among the leading companies in their respective industries, and many of them are recurring customers that have maintained long-term relationships with us and our predecessor companies.

We have successfully leveraged our relationships with customers to offer extended value chain services, creating stickier customer relationships and increasing overall margins. Customers are increasingly turning to us due to a demonstrated ability to work on large-scale projects, past performance and record of delivery, and deep domain expertise accumulated from years of experience in key verticals. We believe, our stable base of customers and sticky, long-term relationships lead to predictable revenues.

Industry Highlights

We maintain a strong mix of diversified customers with low customer concentration. No customer accounts for more than 10% of 2019 revenue. The diversity of our customer base has contributed to the stability and predictability of our revenue streams and cash flows. We have been able to effectively balance our customer mix and reduce dependency on any single customer or vertical by penetrating a diverse set of end markets.

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

Our seven-layer technology model requires us to continue to harness our capabilities in each layer and the ultimate measure of success will be how many customers are in each layer. We believe that a greater customer concentration in the top layers will reflect the success of our R&D strategy. Additional financial information regarding our R&D expense is included in Note 2 within our consolidated financial statements.

Intellectual Property

We deploy a combination of internally developed proprietary knowledge platforms, applications and generally available third-party licensed software as part of our scalable and flexible solutions and services. We believe our intellectual property is our competitive strength.

Our platforms aim to enhance information management and workflow processes through automation and process optimization to minimize labor requirements or to improve labor performance. Our decisioning engines have been built with years of deep domain expertise, incorporating hundreds of thousands of customer and industry specific rules which enable efficiency and lowers cost preparation and decisioning of transactions. Our business processes and implementation methodologies are confidential and proprietary and include trade secrets that are important to our business. We own a variety of trademarks and patents, which are registered or pending.

We regularly enter into nondisclosure agreements with customers, business partners, employees, and contractors that require confidential treatment of our information to establish, maintain and enforce our intellectual property rights. Our licensed intellectual properties are generally governed by written agreements of varying durations, including some with fixed terms that are subject to renewal based on mutual agreement. Generally, each agreement may be further extended, and we have historically been able to renew most existing agreements before they expire. We expect these and other similar agreements to be extended so long as it is mutually advantageous to both parties at the time of renewal.

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

Regulation and Compliance

We handle, directly or indirectly through customer contracts and business associate agreements, a significant amount of information, including personal and health-related information, which results in our being subject to federal, state and local privacy laws, including the Gramm-Leach-Bliley Act, HIPAA and the HITECH Act of 2009. Further, we are subject to the local rules and regulations, including those relating to the handling of information, in the other countries in which we operate. In addition, services in our LLPS segment, though not directly regulated, must be provided in a manner consistent with the relevant legal framework. For example, our bankruptcy claims administration services must be provided in accordance with the requirements and deadlines of the United States Bankruptcy Code and Federal Rules of Civil Procedure. In addition, some of our customers are subject to regulatory oversight, which may result in our being reviewed from time to time by such oversight bodies. Further, as a government contractor, we are subject to associated regulations and requirements.

Changes to existing laws, introduction of new laws, or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to obtain and process information and allegations by our customers and customers that we have not performed our contractual obligations, any of which may have a material adverse effect on profitability and cash flow.

Privacy and Information Security Regulations

Data privacy laws and regulations in the U.S. and foreign countries apply to the access, collection, transfer, use, storage, and destruction of personal information in connection with our services. In the U.S., our financial institution customers are required to comply with privacy regulations imposed under the Gramm-Leach-Bliley Act, in addition to other regulations. As a processor of personal information in our role as a provider of services to financial institutions, we are bound by similar limitations on disclosure of the information received from our customers as apply to the financial institutions themselves. We also perform services for healthcare companies and are, therefore, subject to compliance with laws and regulations regarding healthcare information, including HIPAA in the U.S. We also perform credit-related services and agree to comply with payment card standards, including the PCIDSS. In addition, federal and state privacy and information security laws, and consumer protection laws, which apply to businesses that collect or process personal information, also apply to our businesses.

Privacy laws and regulations may require notification to affected individuals, federal and state regulators, and consumer reporting agencies in the event of a security breach that results in unauthorized access to, or disclosure of, certain personal information. Privacy laws outside the U.S. may be more restrictive and may require different compliance requirements than U.S. laws and regulations and may impose additional duties on us in the performance of our services.

There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy laws in the U.S., the European Union (“E.U”) and elsewhere could impact our processing of personal information of our employees and on behalf of our customers. In the E.U. the comprehensive General Data Privacy Regulation (the "GDPR") went into effect in May 2018. The GDPR has introduced significant privacy-related changes for companies operating both in and outside the EU.  In the U.S., California has adopted the California Consumer Privacy Act, which went into effect on January 1, 2020, and several states are considering adopting similar laws imposing obligations regarding the handling of personal information. While we believe that we are compliant with our regulatory responsibilities, information security threats continue to evolve resulting in increased risk and exposure. In addition, legislation, regulation, litigation, court rulings, or other events could expose us to increased costs, liability, and possible damage to our reputation.

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

As of December 31, 2019, we had approximately 22,700 total employees, of which approximately 1,000 are part-time employees. We have a global workforce with a majority of our employees located in Americas and EMEA, and the remainder located in India, the Philippines and China. Our employee count fluctuates from time to time based upon the timing and duration of our engagements. We consider our relationship with our employees to be good.

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

Executive Officers

The following table sets forth information concerning our executive officers as of June 8, 2020:

Name	Age	Position
Par Chadha	65	Executive Chairman
Ronald Cogburn	64	Chief Executive Officer
Shrikant Sortur	47	Chief Financial Officer
Suresh Yannamani	55	President
Mark Fairchild	60	President, Exela Smart Office
Srini Murali	47	President, Americas and APAC
Vitalie Robu	48	President, EMEA

Par Chadha is our Executive Chairman and is the founder, Chief Executive Officer and Chief Investment Officer of HGM, a family office, formed in 2001, and was the principal stockholder of SourceHOV immediately prior to the Novitex Business Combination. Mr. Chadha also served as Chairman of SourceHOV from 2011 until the closing of the Novitex Business Combination and as Chairman of our Board of Directors from the closing of the Business Combination until March 27, 2020 when he became our Executive Chairman. Mr. Chadha brings over 40 years of experience in building businesses in the Americas, EMEA and Asia, including execution of mergers and acquisitions, integration of businesses and public offerings. Mr. Chadha is a  co-founder of Rule 14, LLC, a leading big data mining and automation company formed in 2011, and during his career, Mr. Chadha has founded or co-founded other technology companies in the fields of metro optical networks, systems-on-silicon and communications. Through HGM, Mr. Chadha previously participated in director and executive roles in joint ventures with major financial and investment institutions, including Apollo Global Management, Inc., as well as other portfolio companies of HGM, and currently holds and manages investments in evolving financial technology, health technology and communications industries. Since 2005, Mr. Chadha has served as a Director of HOV Services Limited, a company listed on the National Stock Exchange of India, acting as its Chairman from 2009 to 2011.  Mr. Chadha holds a B.S. degree in Electrical Engineering from Punjab Engineering College, India, and completed graduate-level coursework in computer science at the Illinois Institute of Technology.

Ronald Cogburn is our Chief Executive Officer and served as Chief Executive Officer of SourceHOV from 2013 until the closing of the Novitex Business Combination. Mr. Cogburn also serves on our Board of Directors.  Mr. Cogburn has been part of companies that were predecessors to SourceHOV since 1993, bringing over 30 years of diversified experience in executive management, construction claims consulting, litigation support, program management project management, cost estimating, damages assessment and general building construction. Mr. Cogburn has also been a principal of HGM since 2003. Prior to his role as Chief Executive Officer of SourceHOV, Mr. Cogburn was SourceHOV's President, KPO from March 2011 to July 2013. Prior to this role, Mr. Cogburn was the President of HOV Services, LLC from January 2005 to September 2007, providing executive leadership during the company's growth to its IPO on the India Stock Exchange in September 2006. Mr. Cogburn has a BSCE in Structural Design/Construction Management from Texas A&M University and is a registered Professional Engineer.

Shrikant Sortur is our Chief Financial Officer and served as Executive Vice President, Global Finance from the Novitex Business Combination in 2017 until May 15, 2020. Mr. Sortur served as Senior Vice President, Global Finance of SourceHOV from 2016 until the closing of the Novitex Business Combination. He was responsible for SourceHOV's finance and accounting groups and led financial operations, activities, plans and budgets. Mr. Sortur's career spans more than 19 years of varied experience in financial management, accounting, reporting, and lean operations. Mr. Sortur served in other management roles in predecessor companies to SourceHOV from 2002 until the closing of the Novitex Business Combination. Mr. Sortur also acted as Vice President of Finance of SourceHOV from June 2015 to May 2016. Mr. Sortur acted as Director of Financial Planning and Analysis, TPS from January 2014 to June 2015. Prior to this role, Mr. Sortur was the Director of Financial Planning and Analysis, North America Operations from January 2012 to December 2013. Mr. Sortur acted as Controller for HOV Global from January 2009 to December 2011. Mr. Sortur was a Senior Accounting Manager for HOV Services, LLC / Lason, Inc. from May 2004 to December 2008 and worked for the SourceHOV group as a Manager, Finance & Accounts for Lason India Ltd. from December 2002 to May 2014. From March 1999 to December 2002, Mr. Sortur served as General Manager, Finance at SRM Technologies, a business solutions and technology provider specializing in software design and development, systems integration, web services, enterprise mobilization, and embedded solutions development. From June 1997 to February 1999, Mr. Sortur served as Junior Manager, Finance and Accounting for Steel Authority of India, a large state-owned steel making company based in New Delhi, India. Mr. Sortur graduated from Osmania University with a bachelor's degree in accounting and is a Certified Public Accountant (CPA), Chartered Accountant (CA), and Certified Management Accountant (CMA).

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

Mark Fairchild is our President, Exela SmartOffice and served as President of Exela Enterprise Solutions from the Novitex Business Combination until January 2019 and prior to that served as President, Europe, of SourceHOV from the merger of BancTec and SourceHOV in 2014, having served in management roles at BancTec since 1985. With more than 30 years of executive experience in the financial services industry, Mr. Fairchild specializes in global account management, transaction processing services, software solutions and hardware technology products. In 2005, Mr. Fairchild was appointed Chief Technology Officer of BancTec and was responsible for the company's software and hardware products, manufacturing and internal IT services until 2014. Prior to this role, Mr. Fairchild acted as Vice President for International Operations of BancTec from 2001 to 2005 and VP of European Operations from 1998 to 2001. In his role as International Systems Director from 1991 to 1998, Mr. Fairchild led the European software teams, implementing payment platforms throughout the region. As Director of Engineering of BancTec from 1989 to 1991, Mr. Fairchild led the research and development team that introduced a new high-speed digital image processing system that formed the base of BancTec's ImageFIRST product portfolio. Mr. Fairchild joined BancTec as a Project Manager, a position he held from 1985 to 1986. He began his career as a software developer at British Aerospace, where he worked from 1981 to 1985. Mr. Fairchild graduated with honors from Manchester University with a bachelor's degree in aeronautical engineering and holds an MBA from London Business School.

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

Vitalie Robu is our President, EMEA and served as Chief Operating Officer, EMEA from the Novitex Business Combination until January 2019.  Mr. Robu is responsible for all sales, operations and business strategy functions across Europe, the Middle East and Africa.  Mr. Robu specializes in transaction processing services, technology products, and software solutions, and has over 20 years of international management experience in the private and public sectors.  Prior to the Novitex Business Combination, he served as Senior Vice President, Operations for the European region of SourceHOV from 2014. From 2010 to 2014, Mr. Robu held the position of President and Executive Director of

DataForce UK, a business process outsourcing and software provider that was part of SourceHOV. Prior to joining the SourceHOV group, Mr. Robu served as Manager of Investment and Insurance Products for Citibank EMEA in London from 2007 to 2010.  Mr. Robu has degrees in International Relations from the National School for Political Studies, Bucharest and Physics from the State University of Moloves, and earned an MBA from IMD - International Institute for Management Development, Lausanne.

Available Information

Our website address is www.exelatech.com. We are not including the information provided on our website as a part of, or incorporating it by reference into, this Annual Report. We make available free of charge (other than an investor's own internet access charges) through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (the "SEC"). Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods. In addition, we make available our code of ethics entitled "Global Code of Ethics and Business Conduct" free of charge through our website. We intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of our code of ethics.

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

Risks Related to our Business

We have substantial indebtedness and other obligations and any failure to meet our debt service obligations or restrictive covenants would have a material adverse effect on our business, financial condition, cash flows and results of operation and could cause the market value of our Common Stock to decline.

As of December 31, 2019, we had approximately $1.4 billion of long-term debt, excluding current maturities. In the fourth quarter of 2019, we announced a debt reduction and liquidity improvement initiative, which is part of the Company’s strategic priority to position the Company to long-term success and increased stockholder value.  As the first step of this initiative, the Company entered into a five year, $160.0 million accounts receivable securitization facility in January 2020, which has a lower cost of debt than the Company revolving credit facility.  The Company is also pursuing the sale of certain non-core assets.  While the Company seeks to repay and/or refinance a material portion of its indebtedness through this initiative, there can be no assurance that such plan will be successful in whole or in part and, even if the plan is successful, we will still have a substantial amount of indebtedness outstanding. On March 26, 2020, the Delaware Court of Chancery entered a judgment against one of our subsidiaries in the amount of $57,698,426 inclusive of costs and interest arising out of the Appraisal Action, which judgment will continue to accrue interest, until paid, at the legal rate, compounded quarterly.  On May 7, 2020, we filed a motion for new trial in relation to share count.  Following the Court’s decision on the motion for new trial, SourceHOV has the right to appeal the judgment. However, at present the judgment has not been stayed, and we expect the petitioners to seek to enforce the judgment. If we are forced to pay the judgment (or bond the judgment pending an appeal, which will likely require cash collateral), such action could have a material adverse effect on our liquidity and/or cause our lenders to take action adverse to us. Our indebtedness and other obligations could: require a substantial portion of cash flow from operations to be dedicated to servicing our indebtedness, thereby reducing our ability to use cash flow from operations to fund operations, capital expenditures, and future business opportunities; increase the risks of adverse consequences resulting from a breach of any indebtedness agreement, including, for example, a failure to make required payments of principal or interest due to failure of our business to perform as expected; decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; require non-strategic divestitures; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; and increase our vulnerability to adverse changes in general economic and industry conditions. Our ability to make payments of principal and interest on our indebtedness and our ability to comply with financial covenants in our various debt agreements depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; to sell certain of our assets, to the extent permitted under our indebtedness agreements; or to reduce or delay planned capital or operating expenditures. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.  Our inability to generate sufficient cash flow to satisfy our debt service obligations or to refinance our obligations on commercially reasonable terms could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our Common Stock to decline.

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

Our results of operations could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19).

Our results of operations could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19). We currently have two priorities: the safety and wellbeing of our employees and their families, and continuing to provide services to our customers in these unprecedented times. The global spread of the coronavirus (COVID-19) has created significant volatility and uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our customers to pay for our services and solutions; and any closures of our and our customers' offices and facilities. The spread of the coronavirus has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

We provide essential services including payment processing, bills and related exceptions for the financial sector, healthcare industry, and state, federal and local governments, and have accordingly been permitted to continue operating across most of our locations in the United States and across EMEA. The majority of our employees are located in the Americas and EMEA, representing 62% of our total headcount. Our locations in China are operating at full capacity and adding more volume and headcount. Close to two thirds of our India operations, totaling 4,900 employees, have transitioned to work from home and the remainder of volume is transitioning to work from home or is being routed to our other global sites, including China, Mexico and Poland. The closure of facilities, or restrictions inhibiting our employees’ ability to access facilities, has disrupted, and could in the future disrupt our ability to provide our services and solutions and result in, among other things, terminations of customer contracts and losses of revenue. Customers may also slow down decision making, delay planned work or seek to modify existing agreements. Further, key personnel could contract the coronavirus hindering their ability to perform for us. One or more of our physical locations could become a cluster for the coronavirus, causing a large concentration of our employees to be adversely impacted and causing a significant disruption to our operations. Any of these events could cause or contribute to the risks and uncertainties enumerated in our filings with the SEC and could materially adversely affect our business, financial condition, results of operations and/or stock price.

Our results of operations could be adversely affected by economic and political conditions, creating complex risks, many of which are beyond our control.

Our business depends on the continued demand for our services, and if current global economic conditions worsen, our business could be adversely affected by our customers’ financial condition and level of business activity. Along with our customers we are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, disease, military action and the threat of terrorism. In particular, we currently derive, and are likely to continue to derive, a significant portion of revenues from customers located in North America and EMEA. Any future decreases in the general level of economic activity in these markets, such as decreases in business and consumer spending and increases in unemployment rates as have begun to be experienced as a result of the COVID-19 pandemic, could result in a decrease in demand for our services, thus reducing our revenue. For example, certain customers may decide to reduce or postpone their spending on the services we provide, and we may be forced to lower our prices. Other developments in response to economic events, such as consolidations, restructurings or reorganizations, particularly involving our customers, could also cause the demand for our services to decline, negatively affecting the amount of business that we are able to obtain or retain. We may not be able to predict the impact such conditions will have on the industries we serve and may be unable to plan effectively for or respond to such impact. In response to economic and market conditions, from time to time we have undertaken or may undertake initiatives to reduce our cost structure where appropriate, such as consolidation of resources to provide functional region-wide support to our international subsidiaries in a centralized fashion. These initiatives, as well as any future workforce and facilities reductions we may implement, may not be sufficient to meet current and future changes in economic and market conditions and allow us to continue to achieve the growth rates expected. In addition, costs actually incurred in connection with certain restructuring actions may be higher than our estimates of such costs and/or may not lead to the anticipated cost savings.

Additionally, major political events, including the withdrawal of the United Kingdom from the European Union on January 31, 2020 (“Brexit”), continue to create uncertainty on topics that are relevant to our operations in the United Kingdom, such as immigration laws and employment laws, trade agreements and privacy laws.  While the United Kingdom has agreed to follow all EU rules until December 31, 2020, and their trading relationship will remain the same during this period, the United Kingdom and the EU are currently in negotiations on the final terms of the United Kingdom’s withdrawal.  We are currently examining the various possible impacts Brexit may have on our business and operating model in an effort to develop solutions to address any of the potential outcomes. In addition, it is possible that Brexit may adversely affect global economic conditions and financial markets, to a greater extent than we have currently anticipated.

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

We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.

As of December 31, 2019, our goodwill balance was $358.5 million which represented 28.0% of total consolidated assets. We are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business or business segments. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could have a material adverse impact on our results of operations. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities, including, without limitation, our Common Stock.

Cybersecurity issues, vulnerabilities, and criminal activity resulting in a data or security breach could result in risks to our systems, networks, products, solutions and services resulting in liability or reputational damage.

We collect and retain large volumes of internal and customer data, including personally identifiable information and other sensitive data both physically and electronically, for business purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. Safeguarding customer, employee and our own data is a key priority for us, and our customers and employees have come to rely on us for the protection of their personal information. Augmented vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to our security and the security of our customers, partners, suppliers and third-party service providers, and to the confidentiality, availability and integrity of data owned by us or our customers. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromise of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. Despite protective measures, we may not be successful in preventing security breaches which compromise the confidentiality and integrity of this data. While an attempt is made to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain vulnerable to such threats. The risk of such threats may be heightened as a result of an extended period of remote work arrangements due to the COVID-19 pandemic.

The sensitive, confidential or personal data or information that we have access to is also subject to privacy and security laws, regulations or customer-imposed controls. The regulatory environment, as well as the requirements imposed on us by the industries we serve governing information, security and privacy laws is increasingly demanding. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to provide services to our customers. Furthermore, a compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee or our data which could harm our reputation or result in remedial and other costs, fines or lawsuits. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action. Fraud, employee negligence, and unauthorized access, including, without limitation, malfunctions, viruses and other events beyond our control, may lead to the misappropriation or unauthorized disclosure of sensitive or confidential information we process, store and transmit, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. As a result, we may be subject to monetary damages, regulatory enforcement actions or fines under federal legislation, such as, the Gramm-Leach-Bliley Act and HIPAA, as well as various states’ laws, such as the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020 or under the GDPR in Europe. Similarly, regulations such as the Health Information Technology for Economic and Clinical Health Act provisions of the American Recovery and Reinvestment Act of 2009 expand the obligations of “covered entities” and their business associates, including certain mandatory breach notification requirements. In addition to any legal liability, data or security breaches may lead to negative publicity, reputational damage and otherwise adversely affect the results of our operations.

Our industry may be adversely impacted by a negative public reaction in the U.S. and elsewhere to providing certain of our services from outside the U.S. and related legislation.

We have based our strategy of future growth on certain assumptions regarding our industry and future demand in the market for the provision of business process solutions in part using offshore resources. However, providing services from offshore locations is a politically sensitive topic in the U.S. and elsewhere, and many organizations and public figures have publicly expressed concern about a perceived association between offshore service providers and the loss of jobs in their home countries. In addition, there has been some publicity about the negative experience of certain companies that provide their services offshore, particularly in India. The trend of providing business process solutions offshore may not continue and could reverse if companies elect to develop and perform their business processes internally or are discouraged from transferring these services to offshore service providers. Any slowdown or reversal of existing industry trends could negatively affect the amount of business that we are able to obtain or retain.

A variety of U.S. federal and state legislation has been proposed that, if enacted, could restrict or discourage U.S. companies from providing their services from outside the U.S., including proposals for providing tax and other economic incentives for companies that create jobs in the U.S. by reducing their reliance on offshore locations. Other state bills have proposed requiring offshore service providers to disclose their geographic locations, requiring notice to individuals whose personal information is disclosed to non-U.S. affiliates or subcontractors, requiring disclosures of companies’ foreign outsourcing practices or restricting U.S. private sector companies that have government contracts, grants or guaranteed loan programs from providing their services. Because most of our customers are located in the U.S., any expansion of existing laws or the enactment of new legislation that constrains our ability to provide our solutions from offshore or otherwise makes using our services unappealing or impractical for our customers could have a material and adverse effect on our business, results of operations, financial condition and cash flows.

The HGM Group has significant influence over us and our corporate governance.

The HGM Group has voting control of approximately 50% of our Common Stock. As long as the HGM Group owns or controls a significant percentage of outstanding voting power, it will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. In addition, pursuant to the terms of the Director Nomination Agreement, the HGM Group has certain nomination rights with respect to our board of directors and consent rights over certain of our corporate actions.

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

Our engagements with entities in the public sector, may be subject to compliance with additional legislative or regulatory requirements. Certain state and local governments and agencies have adopted, or may in the future adopt, legislation or rules imposing additional requirements on services provided to the public sector, including restrictions as to where certain services can be performed or where certain data can be stored, even within the U.S. Additionally, our employees who are staffed on certain public sector engagements may be subject to strict background checks or other certifications. These additional requirements may make it more difficult to staff large public sector engagements, require us to turn down new engagements, affect our ability to meet customer expectations, deadlines or other specifications and otherwise increase our costs or decrease our revenues. Further, there can be no assurances that a public sector entity will not face funding shortages or reallocate funding for our services to other priorities, either prior to or after we have begun to perform our services, which could impact whether we are fully compensated for our services and could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the results of the 2020 U.S. presidential election could have further impacts on our work in the public sector if new policies or funding priorities are enacted.

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

In addition, a portion of our revenues is derived from contracts with the U.S. federal and state governments and their agencies and from contracts with foreign governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., during a government shutdown) or other debt or funding constraints could result in lower governmental sales and in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. The public procurement environment is unpredictable and this could adversely affect our ability to perform work under new and existing contracts. Also, our government business is subject to the risk that one or more of our potential contracts or contract extensions may be diverted by the contracting agency to a small or disadvantaged or minority-owned business pursuant to set-aside programs administered by the Small Business Administration, or may be bundled into large multiple award contracts for very large businesses. These risks can potentially have an adverse effect on our revenue growth and profit margins.

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

Our ability to provide services may be impacted or disrupted as a result of natural disasters, technical disruptions (including power outage and telecommunications failure), man-made events (including cyber-attacks, war and terrorist attacks), and global health risks or pandemics, including the coronavirus, as well as the threat or perceived threat of any of these events in the U.S. or any of the locations in which we operate. A significant portion of our employees and key operations centers are located in India and the Philippines, with, particularly in India, limited diversification or redundancy. India and the Philippines are particularly susceptible to natural disasters, including typhoons, tsunamis, floods and earthquakes, and the Philippines is additionally susceptible to volcanic eruptions. Our operations in these locations, as well as certain other countries outside of the U.S., are also at greater risk of disruptions in electricity, other public utilities or network services due to substandard infrastructure. Although all of our operations centers have disaster management plans, certain disaster management facilities, particularly in India, may not be adequate to protect against potential disruptions due to natural or other disasters. Damage, destruction or disruptions, including to our MegaCenters, could make it difficult or impossible for employees to reach our business locations or otherwise interrupt our ability to provide our services. Sustained periods of interruption in our services could adversely affect our reputation and relationships with our customers, cause us to incur substantial expenses and expose us to liability. Our insurance coverage may not be sufficient to cover all of our potential losses and our business, results of operation and financial condition could be adversely affected.

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

Our current failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common Stock.

Our Common Stock is currently listed for trading on The Nasdaq Capital Market, and the continued listing of our Common Stock on The Nasdaq Capital Market is subject to our compliance with a number of listing standards. In November 2019, we received a notice from Nasdaq that because the closing bid price for our Common Stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules. Pursuant to Nasdaq Listing Rules, as tolled for the current COVID-19 pandemic, we have until August 10, 2020 to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s Common Stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to August 10, 2020. In addition, in April 2020 we received an additional notice specifying that we are not in compliance with Nasdaq Listing Rule 5550(b)(2) because for 30 consecutive business days our Market Value of Listed Securities (“MVLS”) was below the minimum requirement of $35 million. While we have since regained compliance with the MVLS requirement by having our MVLS close at or above $35 million for a minimum of ten consecutive business days, there can be no assurance that our MVLS will not again fall below $35 million for a period of 30 consecutive business days.

If we do not regain compliance with the minimum bid price requirement by August 10, 2020, we may be eligible for an additional grace period. To qualify, we would be required to meet the continued listing requirements for MVLS and all other initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and provide written notice of our intention to cure the minimum bid price deficiency during the second compliance period. If we meet these requirements, the Nasdaq staff will grant an additional 180 calendar days for us to regain compliance with the minimum bid price requirement. If the Nasdaq staff determines that we will not be able to cure the deficiency, or if we are otherwise not eligible for such additional compliance period, Nasdaq will provide notice that our Common Stock will be subject to delisting. We would have the right to appeal a determination to delist our Common Stock, and the Common Stock would remain listed on The Nasdaq Capital Market until the completion of the appeal process. Separate from the bid price and MVLS issues, on April 2, 2020, the Company received a notice from Nasdaq notifying the Company that, as a result of its failure to timely file this Annual Report, it is not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC.  In the notice, Nasdaq indicated that the Company had 60 calendar days from the date of the notice (or until June 2, 2020) to submit a plan to regain compliance with Nasdaq’s continued listing requirements.  The Company submitted its plan on June 1, 2020 requesting that the Nasdaq staff grant the Company until September 28, 2020, to regain compliance by filing this Form 10-K.  If our Common Stock were no longer listed on The Nasdaq Capital Market, investors might only be able to trade on one of the over-the-counter markets. This would impair the liquidity of our Common Stock not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. In addition, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	a limited amount of news and analyst coverage for us; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may take actions to restore our compliance with Nasdaq's listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock or prevent future non-compliance with Nasdaq's listing requirements.

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

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expense and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), and the listing standards of the Nasdaq Stock Market. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations of our internal control over financial reporting that we are required to include in our periodic reports that we file with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Common Stock. In addition, if we are unable to meet these requirements, we may not be able to remain listed on the Nasdaq Stock Market.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 and based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to material weaknesses in our internal control over financial reporting.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the price of our Common Stock.

Internal control matters are more fully discussed in Part II—Item 9A—Controls and Procedures of this Annual Report.

Downgrades in our credit ratings could impact our ability to access capital and materially adversely affect our business, financial condition and results of operations.

Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we and our affiliates operate as a whole and may change their credit rating for us based on their overall view of such industries. Both Moody’s and Standard and Poor’s downgraded our ratings during 2019. There can be no assurance that any rating assigned to our currently outstanding public debt securities will remain in effect for any given period of time or that any such ratings will not be further lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant.

A further downgrade of our credit ratings could, among other things:

•	limit our ability to access capital or otherwise adversely affect the availability of other new financing on favorable terms, if at all;
•	result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur;
•	cause us to refinance indebtedness with less favorable terms and conditions, which debt may require collateral and restrict, among other things, our ability to pay distributions or repurchase shares;
•	increase our cost of borrowing;
•	adversely affect the market price of our outstanding debt securities; and
•	impair our business, financial condition and results of operation.

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

Increased labor costs due to competition, increased minimum wage or employee benefits costs (including various federal, state and local actions to increase minimum wages), unionization activity or other factors would adversely impact our cost of sales and operating expenses. For example, the State of California has passed regulations which increased minimum wage rates from $10.50 per hour to $15.00 per hour by 2022. In addition, the federal government and a number of other states are evaluating various proposals to increase their respective minimum wage. As minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. As a result, we anticipate that our labor costs will continue to increase.

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

The pricing and other terms of our customer contracts, particularly our long-term contact center agreements, are based on estimates and assumptions we make at the time we enter into these contracts. These estimates reflect our best judgments regarding the nature of the engagement and our expected costs to provide the contracted services and could differ from actual results. Not all our larger long-term contracts allow for escalation of fees as our cost of operations increase and those that allow for such escalations do not always allow increases at rates comparable to increases that we experience. If and where we cannot negotiate long-term contract terms that provide for fee adjustments to reflect increases in our cost of service delivery, our business, financial conditions, and results of operation would be materially impacted.

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

We believe that the principal competitive factors in our markets are breadth and depth of process expertise, knowledge of industries served, service quality, scalability of solutions, the ability to attract, train and retain qualified people, compliance rigor, global delivery capabilities, outcome-based pricing and sales and customer management capabilities. Some of our competitors have greater financial, marketing, technological or other resources, larger customer bases and more established reputations or brand awareness than we do. In addition, some of our competitors who do not have, or have limited, global delivery capabilities may expand their delivery centers to the countries in which we operate or increase their capacity in lower cost geographies, which could result in increased competition. Some of our competitors may also enter into strategic or commercial relationships among themselves or with larger, more established companies in order to benefit from increased scale and enhanced scope capabilities or enter into similar arrangements with potential customers. Further, we expect competition to intensify in the future as more companies enter our markets and customers consolidate the services they require among fewer vendors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could result in reduced operating margins, which could adversely affect our business, results of operations and financial condition.

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

Similar to the GDPR, the CCPA, which became effective January 1, 2020, grants California residents with several new rights relating to their personal information. The CCPA applies to businesses that conduct business in California and satisfies one of three financial conditions, including a business that has a gross revenue greater than $25 million. The CCPA sets forth several data protection obligations for applicable businesses, including, but not limited to the obligations to inform a consumer, at or before collection, of the purpose and intended use of the collection; and to delete a consumer’s personal information upon request. As for penalties and fines, the CCPA establishes a private right of action for serious data breaches, which allows consumers the right to seek damages. The CCPA also allows the California Attorney General to bring actions against non-compliant businesses with fines of $2,500 per violation or, if intentional, up to $7,500 per violation.

Any future failure by us to comply with the GDPR and/or CCPA could have a material adverse effect on our business, results of operations or financial condition. Further, as the GDPR and CCPA have recently come into effect, enforcement priorities and interpretation of certain provisions are still unclear. Industry groups also impose self-regulatory standards that bind us by their incorporation into the contracts we execute. For example, should we fail to be compliant with the PCIDSS we may be subject to fines and other penalties.

Our business could be materially and adversely affected if we do not protect our intellectual property or if our services are found to infringe on the intellectual property of others.

Our success depends in part on certain methodologies and practices we utilize in developing and implementing applications and other proprietary intellectual property rights. In order to protect such rights, we rely upon a combination of nondisclosure and other contractual arrangements, as well as trade secret, copyright, trademark and patent laws. We also generally enter into confidentiality agreements with our employees, customers and potential customers and limit access to and distribution of our proprietary information. There can be no assurance that the laws, rules, regulations and treaties in effect in the U.S., India and the other jurisdictions in which we operate and the contractual and other protective measures we take are adequate to protect us from misappropriation or unauthorized use of our intellectual property, or that such laws will not change. There can be no assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology, and our intellectual property rights may not prevent competitors from independently developing or selling products and services similar to or duplicative of ours. We may not be able to detect unauthorized use and take appropriate steps to enforce our rights, and any such steps may be costly and unsuccessful. Infringement by others of our intellectual property, including the costs of enforcing our intellectual property rights, may have a material adverse effect on our business, results of operations and financial condition. We could also face competition in some countries where we have not invested in an intellectual property portfolio. If we are not able to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected. Further, although we believe that we are not infringing on the intellectual property rights of others, claims may nonetheless be successfully asserted against us in the future, and we may be the target of enforcement of patents or other intellectual property by third parties, including aggressive and opportunistic enforcement claims by non-practicing entities. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming. If we are found to infringe any third-party rights, we could be required to pay substantial damages or we could be enjoined from offering some of our products and services. The costs of defending any such claims could be significant, and any successful claim may require us to modify our services. The value of, or our ability to use, our intellectual property may also be negatively impacted by dependencies on third parties, such as our ability to obtain or renew on reasonable terms licenses that we need in the future, or our ability to secure or retain ownership or rights to use data in certain software analytics or services offerings. Any such circumstances may have a material adverse effect on our business, results of operations and financial condition.

We generate a significant portion of our revenues from a small number of customers, and any loss of business from these customers could materially reduce our revenues.

We have derived, and believe that in the foreseeable future we will continue to derive, a significant portion of our revenues from a small number of customers. While we have no one customer that accounts for more than 10% of our revenue, for each of the years ended December 31, 2019 and 2018, our ten largest customers accounted for approximately 26% of our revenues.

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

In addition, a number of factors other than our performance could cause the loss of or reduction in business or revenues from a customer, and these factors are not predictable. For example, a customer may decide to reduce spending on business process solutions from us due to a challenging economic environment or other factors, both internal and external, relating to our business. These factors may include corporate restructuring, pricing pressure, changes to our outsourcing strategy, switching to another BPO provider or returning work in-house or other changes in a customer’s prospects or profitability. The risk of customer loss may be heightened as a result of recent economic volatility due to the COVID-19 pandemic. The loss of any of our major customers, or a significant decrease in the volume of work they give to us or the price at which we are able to provide our services to them, could materially adversely affect our revenues and thus our results of operations.

Our revenues are highly dependent on a limited number of industries, and any decrease in demand for business process solutions in these industries could reduce our revenues and adversely affect the results of operations.

A substantial portion of our revenues are derived from three specific industry‑based segments: ITPS, HS, and LLPS. Customers in ITPS accounted for 79.0% and 80.3% of our revenues in 2019 and 2018, respectively. Customers in HS accounted for 16.4% and 14.4% of our revenues in 2019 and 2018, respectively. Customers in LLPS accounted for 4.6% and 5.3% of our revenues in 2019 and 2018, respectively.

Our success largely depends on continued demand for our services from customers in these segments, and a downturn or reversal of the demand for business process solutions in any of these segments, or the introduction of regulations that restrict or discourage companies from engaging our services, could materially adversely affect our business, financial condition and results of operations. For example, consolidation in any of these industries or combinations or mergers, particularly involving our customers, may decrease the potential number of customers for our services. We have been affected by the worsening of economic conditions and significant consolidation in the financial services industry and continuation of this trend may negatively affect our revenues and profitability. The COVID-19 pandemic, may lead to further increased consolidation in the financial services industry as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility.

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

Our customers are often subject to regulations that may require that we comply with certain rules and regulations in performing services for them that would not otherwise apply to us. U.S. federal laws and regulations that apply to certain portions of our business include the Gramm-Leach-Bliley Act, HIPAA, and the HITECH Act of 2009. We must also comply with applicable regulations relating to healthcare and other personal information that we process as part of our services. Due to our global delivery model, we are also subject to the burden and expense of complying with the laws and regulations of various jurisdictions and changes thereto which are beyond our control. In addition, our contracts with some of our customers require us to remain knowledgeable about and comply with a number of additional relevant consumer protection laws and other regulatory requirements. Failure to perform our services in a manner that complies with any such requirement could result in breaches of contracts with our customers. Our failure to comply with any applicable laws and regulations could subject us to civil fines and criminal penalties.

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

Our business operations in China may be adversely affected by our current and future political environment and the outbreak of the coronavirus. The Chinese government can exert substantial influence and control over the manner in which companies in China conduct business. Under the current government leadership, the government of China has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of China will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

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

In addition, the transfer pricing regulations of the U.S. and certain foreign jurisdictions, including India, require that any cross-border transaction involving related parties be at an arm’s-length price. Accordingly, we base our pricing between our foreign subsidiaries and related parties on a functional and economic analysis involving benchmarking against transactions among entities that are not related. However, the tax authorities have jurisdiction to review our transfer-pricing policy. If they conclude the policy was not applied appropriately, we may incur additional tax liability, including accrued interest and penalties.

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

In response to political forces, terrorist attacks, the global economic downturn, global disease, public sentiments of high unemployment rates in certain parts of the U.S. and other events, U.S. immigration authorities have increased the level of scrutiny in granting visas and applicable immigration laws may be subject to legislative change and varying standards of application and enforcement. We cannot predict the political or economic events that could affect immigration laws or any restrictive impact those events could have on obtaining or monitoring entry visas for our professionals.

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

The functional currencies of our businesses outside of the U.S. are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary foreign currencies to which we have exposure are the European Union Euro, Swedish Krona, British Pound Sterling, Canadian Dollar and Indian rupees . Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. Our operating results and profitability may be affected by any volatility in currency exchange rates and our ability to manage effectively currency transaction and translation risks. To the extent the U.S. Dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when translated into U.S. Dollars.

Although the vast majority of our revenues are denominated in U.S. dollars, a significant portion of our expenses are incurred and paid in Euros, British Pound Sterling, Swedish Krona, Indian rupees, and to a lesser extent in other currencies, including the Philippine Peso, the Mexican Peso, the Canadian dollar and the Chinese Yuan . We report our financial results in U.S. Dollars. The exchange rate between the Indian rupee and the U.S. Dollar has changed substantially in recent years and may fluctuate substantially in the future. Our results of operations may be adversely affected if such fluctuations continue, or increase, or other currencies fluctuate significantly against the U.S. Dollar.

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

We operate our business in several foreign countries with developing economies and have contracts with foreign governments, where companies often engage in business practices that are prohibited by U.S. and other regulations applicable to us. We are subject to anti-corruption laws and regulations, including the FCPA, the U.K. Bribery Act and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures, including anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. These laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the U.S. and other business entities for the purpose of obtaining or retaining business. We have implemented policies to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that all of our and our subsidiaries’ employees, consultants, and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible.

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

Purchases of paper, ink, energy and other raw materials represent a large portion of our costs. Increases in the costs of these inputs may increase our costs and we may not be able to pass these costs on to customers through higher prices. In addition, we may not be able to resell waste paper and other print-related by-products or may be adversely impacted by decreases in the prices for these by-products. Increases in the cost of materials may adversely impact customers’ demand for our printing and printing-related services.

The market for our securities remains volatile and may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities, including, without limitation, our Common Stock, may continue to fluctuate significantly. An active trading market for our securities may not further develop or be sustained. In addition, the price of our securities can fluctuate due to general economic conditions and forecasts, our general business condition and the release of our financial reports.

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

One of our strategies to grow our business is to opportunistically acquire complementary businesses, technologies and services. This strategy depends in large part on our ability to find suitable acquisitions and finance them on acceptable terms. We may require additional debt or equity financing for future acquisitions, and doing so will be made more difficult by our indebtedness. Raising additional capital for acquisitions through debt financing could result in increased interest expense and may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. .

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We lease and own numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, the Philippines, and China. The size of our active property portfolio as of December 31, 2019 was approximately 4.2 million square feet (square feet) and comprised of 157 leased properties and 7 owned properties including offices, sales offices, service locations, and production facilities. Many of our operating facilities are equipped with fiber connectivity and have access to other power sources. Substantially all of our operations facilities are leased under long term leases with varying expiration dates, except for the following owned locations: (i) three operations facilities in India with a combined building area of approximately 91,500 sq. ft., respectively, (ii) an operating facility in Georgiana, Alabama with an approximate building area of 20,000 sq. ft., (iii) an operating facility in Tallahassee, Florida consisting of four buildings with a combined building area of approximately 21,000 sq. ft., (iv) an operating facility in Troy, Michigan that will serve as the Company’s primary data center with an approximate building area of 66,000 sq. ft. (v) an operating facility in Egham, England with an approximate building area of 11,000 sq. ft., and (vi) an innovation center in New York, NY with an approximate building area of 2,200 sq. ft. We also maintain an operating presence at approximately 900 customer sites.

Our properties are suitable to deliver services to our customers for each of our business segments. Our management believes that all of our properties and facilities are well maintained.

ITEM 3.   LEGAL PROCEEDINGS

Appraisal Demand

On September 21, 2017, former stockholders of SourceHOV, who owned 10,304 shares of SourceHOV common stock, filed an Appraisal Action. The Appraisal Action arose out of the Novitex Business Combination, and the petitioners sought, among other things, a determination of the fair value of their shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses.  During the trial the parties and their experts offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination.  SourceHOV argued the value was no more than $1,633.85 per share and the petitioners argued the value was at least $5,079.28 per share.  On January 30, 2020, the Court issued its post-trial Memorandum Opinion in the Appraisal Action, in which it found that the fair value of SourceHOV as of the Closing Date was $4,591 per share, and on March 26, 2020, the Court issued its final order and judgment awarding the petitioners $57,698,426 inclusive of costs and interest. On May 7, 2020, SourceHOV filed a motion for new trial in relation to share count.  Following the Court’s decision on the motion for new trial, SourceHOV has the right to appeal the judgment. At this time, we cannot determine whether such motion or an appeal would be successful. Per the Court’s opinion, the legal rate of interest, compounded quarterly, accrues on the per share value from the Closing Date until the date of payment to petitioners.

As a result of the Appraisal Action, 4,570,734 shares of our Common Stock issued to Ex-Sigma 2 have been returned to the Company during the first quarter of 2020.

Class Action

On March 23, 2020. Plaintiff, Bo Shen, filed a putative class action against the Company, Ronald Cogburn, the Company’s Chief Executive Officer, and James Reynolds, the Company’s former Chief Financial Officer.  Plaintiff claims to be a current holder of 4,000 shares of Company stock, purchased on October 4, 2019 at $1.34/share.  Plaintiff asserts two claims covering the purported class period of March 16, 2018 to March 16, 2020: (1) a violation of Section 10(b) and Rule 10b-5 of the Exchange Act against all defendants; and (2) a violation of Section 20(a) of the Exchange Act against Mr. Cogburn and Mr. Reynolds. The allegations stem from the Company’s press release, dated March 16, 2020 (announcing the postponement of the earnings call and delay in filing of this Annual Report), and press release and related SEC filings, dated March 17, 2020 (announcing its intent to restate its financial statements for 2017, 2018 and interim periods through September 30, 2019).  As of the date of this Annual Report, the Company has not been served with the complaint.  At this early stage in the litigation, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to this matter; however, the Company believes it has meritorious defenses and will vigorously defend them.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the Nasdaq under the symbol “XELA.” Set forth below is the high and low sales price of our Common Stock during the periods presented.

	Sales Price
	High	Low
Year Ended December 31, 2019
Fourth Quarter	$1.63	$0.27
Third Quarter	3.20	1.09
Second Quarter	4.00	1.65
First Quarter	4.68	3.12
Year Ended December 31, 2018
Fourth Quarter	$7.02	$3.46
Third Quarter	7.34	4.65
Second Quarter	5.87	4.32
First Quarter	6.42	5.08

Stockholders

As of June 5, 2020 we had 70 record holders of our Common Stock.

Dividends

We have not paid any cash dividends on shares of our Common Stock. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements, general financial condition, and is within the discretion of our board of directors.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

Number of Securities
	Number of Securities to		Remaining Available
	be Issued Upon	Weighted Average	for Future Issuance
	Exercise of Outstanding	Exercise Price of	Under Equity
	Options and RSUs	Outstanding Options	Compensation Plans(1)
Plan Category
Equity compensation plans approved by stockholders	5,247,005	4.14	2,339,353
Equity compensation plans not approved by stockholders	—	—	—
Total	5,247,005	4.14	2,339,353

(1)

The Company currently maintains the 2018 Stock Incentive Plan, which was approved by our board of directors on December 19, 2017 and subsequently approved by a majority of our stockholders by written consent on December 20, 2017. The 2018 Stock Incentive Plan became effective on January 17, 2018 and there were originally 8,323,764 shares of our Common Stock reserved for issuance under our 2018 Stock Incentive Plan.

Sale of Unregistered Securities

There were no unregistered sales of equity securities in 2019 that have not been previously reported in a Quarterly Report on Form 10‑Q or Current Report on Form 8‑K.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b‑18(a)(3) under the Securities Exchange Act of 1934) of shares of our Common Stock during the period of November 8, 2017 through the year ended December 31, 2019:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
		Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
Year Ended December 31, 2017
Fourth Quarter	49,300	$4.97	49,300	4,950,700
Year Ended December 31, 2018
First Quarter	—	—	49,300	4,950,700
Second Quarter	768,693	4.86	817,993	4,182,007
Third Quarter	225,504	4.96	1,043,497	3,956,503
Fourth Quarter	1,505,688	3.59	2,549,185	2,450,815
Year Ended December 31, 2019
First Quarter	—	—	2,549,185	2,450,815
Second Quarter	237,962	2.51	2,787,147	2,212,853
Third Quarter	—	—	2,787,147	2,212,853
Total	2,787,147	$3.89	2,787,147	—

(1)

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company was authorized to purchase up to 5,000,000 shares of its Common Stock through various means, including, open market transactions, privately negotiated transactions or otherwise. The Share Buyback Program has expired. As of December 31, 2019,  2,787,147 shares had been repurchased under the Share Buyback Program. The Company records treasury stock using the cost method.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below as of and for the years ended December 31, 2018 and 2017, have been restated to reflect adjustments to our previously issued financial statements as more fully discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in Note 3, “Restatement of Previously Issued Financial Statements” and in Note 20, “Unaudited Quarterly Financial Data” of the Consolidated Financial Statements included in Item 8 of this Annual Report. The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" of this Annual Report in order to fully understand factors that may affect the comparability of the financial data. The following selected Consolidated Balance Sheet data as of December 31, 2019 and 2018 and selected Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 are derived from our audited financial statements included in Item 8 of this Annual Report. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
(in thousands, except share and per share data)	2019	2018 (As Restated)	2017 (As Restated)	2016	2015
Statements of Operations Information:
Revenue	$1,562,337	$1,586,222	$1,145,891	$789,926	$805,232
Cost of revenue (exclusive of depreciation and amortization)	1,224,735	1,213,403	827,544	519,121	559,846
Selling, general and administrative expenses (exclusive of depreciation and amortization)	198,864	184,908	220,955	130,437	120,691
Depreciation and amortization	100,903	138,077	98,890	79,639	75,408
Impairment of goodwill and other intangible assets	349,557	48,127	69,437	—	—
Related party expense	9,501	12,403	33,431	10,493	8,977
Operating (loss) income	(321,223)	(10,696)	(104,366)	50,236	40,310
Other expense (income), net:
Interest expense, net	163,449	155,991	129,676	109,414	108,779
Debt modification and extinguishment costs	1,404	1,067	35,512	—	—
Sundry expense (income), net	969	(3,271)	2,295	712	3,247
Other expense (income), net	14,429	(3,030)	(1,297)	—	—
Net loss before income taxes	(501,474)	(161,453)	(270,552)	(59,890)	(71,716)
Income tax (expense) benefit	(7,642)	(8,353)	61,068	11,787	26,812
Net loss	(509,116)	(169,806)	(209,484)	(48,103)	(44,904)
Dividend equivalent on Series A Preferred Stock related to beneficial conversion feature	—	—	(16,375)	—	—
Cumulative dividends for Series A Preferred Stock	(3,309)	(3,655)	(2,489)	—	—
Net loss attributable to common stockholders	(512,425)	(173,461)	(228,348)	(48,103)	(44,904)
Loss per share:
Basic	(3.52)	(1.17)	(2.18)	(0.75)	(0.7)
Diluted	(3.52)	(1.17)	(2.18)	(0.75)	(0.7)
Weighted average number of shares outstanding (1):
Basic	145,718,936	147,773,089	104,914,382	64,024,557	64,024,557
Diluted	145,718,936	147,773,089	104,914,382	64,024,557	64,024,557

(1)	Excluding in each case the 4,570,734 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action.

	As of December 31,
(in thousands)	2019	2018 (As Restated)	2017 (As Restated)	2016	2015
Balance Sheet Data:
Cash and cash equivalents	$6,198	$36,206	$39,000	$8,361	$16,619
Accounts receivable, net of allowance for doubtful accounts	261,400	270,812	229,704	138,421	145,162
Working capital	(147,056)	(123,502)	(68,634)	(41,404)	18,162
Total Assets	1,258,324	1,627,823	1,717,232	969,486	960,048
Long‑term debt, net of current maturities	1,398,385	1,306,423	1,276,094	983,502	975,142
Total liabilities	2,001,365	1,869,082	1,769,029	1,309,387	1,251,537
Total stockholders’ deficit	(743,041)	(241,259)	(51,797)	(339,901)	(291,489)

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in this Annual Report.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Annual Report and our December 31, 2019 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may be deemed to be forward‑looking statements. See “Special Note Regarding Forward‑Looking Statements.”

Overview of Restatement

In this Annual Report on Form 10-K, the Company:

(a)

restates its Consolidated Balance Sheets as of December 31, 2018 and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Loss, Consolidated Statements of Stockholders’ Deficit, and Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2018 and 2017;

(b)	restates its “Selected Financial Data” in Item 6 for fiscal years 2018 and 2017; and
(c)	restates its Unaudited Quarterly Financial Data for the first three fiscal quarters in the fiscal year ended December 31, 2019 and each fiscal quarter in the fiscal year ended December 31, 2018.

The adjustments made as a result of the restatement are more fully discussed in Note 3, Restatement of Previously Issued Financial Statements, of the Notes to Consolidated Financial Statements included in this Annual Report. To further review the effects of the accounting errors identified and the restatement adjustments, see Part II—Item 6—Selected Financial Data in this Annual Report. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part II—Item 9A—Controls and Procedures.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in this Annual Report. See Note 20, Unaudited Quarterly Financial Data, of the Notes to the Consolidated Financial Statements in this Annual Report for the impact of these adjustments on each of the quarterly periods in fiscal 2018 and for the first three quarters of fiscal 2019. Quarterly reports for fiscal 2020 will include restated results for the corresponding interim periods of fiscal 2019.

Background on the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2020, the board of directors of the Company, based on the recommendation of the audit committee and in consultation with management, concluded that, because of errors identified in the Company’s previously issued financial statements for the fiscal years ended December 31, 2018 and 2017 and the first three quarters of fiscal 2019, the Company would restate its previously issued financial statements, including the quarterly data for fiscal years 2019 and 2018 and its selected financial data for the relevant periods.

These errors were discovered during the course of preparing this Annual Report and the audit of the financial results for fiscal 2019. We have determined that these errors were the result of material weaknesses in internal control over financial reporting that are reported in management’s report on internal control over financial reporting as of December 31, 2019 in Part II—Item 9A – Controls and Procedures of this Annual Report.

The restated financial statements correct the following errors:

Appraisal Action Liability Adjustments:

•

$43.1 million, $40.6 million and $37.8 million understatement of accrued liabilities and total stockholders’ deficit, as at September 30, 2019, December 31, 2018 and 2017, respectively, due to applying an incorrect accounting treatment for the obligation to pay the fair market value of the former stockholders’ shares under the Appraisal Action.

•

$2.4 million, $2.9 million and $1.2 million understatement of loss for the nine months ended September 30, 2019 and for the years ended December 31, 2018 and 2017, respectively, due to the unrecorded interest expense accrual associated with the Company’s obligations related to the Appraisal Action. Interest should have been accrued in the relevant periods at the rate set by the Delaware Court of Chancery.

Outsourced Contract Cost Adjustments:

•

A $5.3 million understatement of loss for the nine months ended September 30, 2019 and a $3.2 million overstatement of loss for the year ended December 31, 2018, due to the incorrect capitalization of employee training related costs during the set-up phase as costs of fulfilling contracts which should have been expensed under ASC 340-40. Additionally, an adjustment of $15.4 million was recorded to increase accumulated deficit as of January 1, 2018 to correct the previously-recorded transition adjustment for costs of fulfilling contracts upon the adoption of ASC 606 and ASC 340-40. These errors resulted in $17.3 million and $12.0 million overstatement of intangible assets, net as of September 30, 2019 and December 31, 2018, respectively.

Expense Reimbursement Adjustments:

•

A $2.1 million understatement of loss and related party payables for the nine months ended September 30, 2019, due to non-accrual of the obligation to reimburse Ex-Sigma 2 for the discount to the market price on shares sold by Ex-Sigma 2 in a secondary offering in June 2019 and required to be reimbursed pursuant to the terms of the Consent, Waiver and Amendment.

•

A $2.4 million understatement of loss and related party payables for the year ended December 31, 2018, due to non-accrual of the obligation to reimburse Ex-Sigma 2 for the underwriting discount and commission expenses of $2.1 million and an advisory fee of $0.3 million incurred by Ex-Sigma 2 in a secondary offering in April 2018 and required to be reimbursed pursuant to the terms of the Consent, Waiver and Amendment.

•

A $1.5 million overstatement of loss for the nine months ended September 30, 2019, due to an amount paid to Ex-Sigma 2 in July 2019 for the fees incurred in connection with the secondary offering, out of a  total reimbursable amount of $4.5 million as discussed in the two bullet points above, was erroneously recorded as selling, general and administrative expenses.

•

$1.7 million and $5.2 million understatement of loss for the nine months ended September 30, 2019 and for the year ended December 31, 2018, respectively, due to the unrecorded related party expense accrual associated with the Company’s obligation to reimburse Ex-Sigma 2 in connection with premium payments made by Ex-Sigma 2 under the Margin Loan and required to be reimbursed pursuant to the terms of the Consent, Waiver and Amendment. This error resulted in $6.9 million and $5.2 million understatement of related party payables as of September 30, 2019 and December 31, 2018, respectively.

•

$0.5 million and $0.4 million overstatement of selling, general and administrative expenses and understatement of related party expense by the same amount for the nine months ended September 30, 2019 and year ended December 31, 2018, respectively, due to incorrect classification of related party expense as selling, general and administrative expenses. This error had no impact on net loss.

Revenue Recognition Adjustments:

•

A $4.8 million understatement of loss, for the year ended December 31, 2017, due to incorrect recognition of revenue of $6.4 million and related cost of revenue of $1.6 million in 2017 related to a multiple element arrangement that included a software license where vendor specific objective evidence (VSOE) of fair value was not established for the undelivered elements of the arrangement under the previous revenue recognition guidance in ASC 985-605. This error resulted in a $6.4 million understatement of deferred revenue and a $1.6 million understatement of prepaid expenses and other current assets as at December 31, 2017.

•

A $1.9 million understatement of revenues and understatement of cost of revenue by the same amount for the nine months ended September 30, 2019, due to incorrect application of the gross vs. net presentation guidance under ASC 606. The Company incorrectly netted the costs of rendering service from the revenue under a contract with one customer. This error had no impact on net loss.

Cash Flows Classification Adjustments:

•

$0.1 million and $34.5 million understatement of operating cash flows and overstatement of financing cash flows, for the years ended December 31, 2018 and 2017, respectively, due to the incorrect interpretation of ASU 2016-15 (Classification of Certain Receipts and Cash Payments) and application on a retrospective basis upon adoption of ASU 2016-15 in 2018.

•

$14.3 million, $7.5 million and $11.0 million overstatement of operating cash flows and understatement of investing cash flows, for the nine months ended September 30, 2019 and for the years ended December 31, 2018 and 2017, respectively, due to misclassification of cash flows associated with outsourced contract costs.

Other Adjustments:

•

In addition to the errors described above, the restated financial statements also include adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements.

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

Basis of Presentation

This analysis is presented on a consolidated basis. In addition, a description is provided of significant transactions and events that have an impact on the comparability of the results being analyzed. Due to our specific situation, the presented financial information for the years ended December 31, 2019 and 2018 is only partially comparable to the financial information for the year ended December 31, 2017. Since SourceHOV was deemed the accounting acquirer in the Novitex Business Combination consummated on July 12, 2017, the presented financial information for the year ended December 31, 2017 includes the financial information and activities for SourceHOV for the period January 1, 2017 to December 31, 2017 (365 days) as well as the financial information and activities of Novitex for the period July 13, 2017 to December 31, 2017 (172 days). This lack of comparability needs to be taken into account when reading the discussion and analysis of our results of operations and cash flows. Furthermore, the presented financial information for the year ended December 31, 2017 also contains other costs that are directly associated with the Novitex Business Combination, such as professional fees, to support the our new and complex legal, tax, statutory and reporting requirements following the Novitex Business Combination.

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

ITPS:    Our largest segment, ITPS, provides a wide range of solutions and services designed to aid businesses in information capture, processing, decisioning and distribution to customers primarily in the financial services, commercial, public sector and legal industries. Our major customers include many leading banks, insurance companies, and utilities, as well as hundreds of federal, state and government entities. Our ITPS offerings enable companies to increase availability of working capital, reduce turnaround times for application processes, increase regulatory compliance and enhance consumer engagement.

HS:    HS operates and maintains a consulting and outsourcing business specializing in both the healthcare provider and payer markets. We serve the top healthcare insurance payers and hundreds of healthcare providers.

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

As of December 31, 2019, we had approximately 22,700 employees globally, with 62% located in Americas and EMEA, and the remainder located primarily in India, the Philippines and China.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $721.9 million, $687.3 million, and $532.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The majority of our personnel costs are variable and are incurred only while we are providing our services.

Facilities

We lease and own numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, the Philippines, and China. Our owned and leased facilities house general offices, sales offices, service locations, and production facilities.

The size of our active property portfolio as of December 31, 2019 was approximately 4.2 million square feet and comprised of 157 leased properties and 7 owned properties.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance of our consolidated operations. We define EBITDA as net income, plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus optimization and restructuring charges, including severance and retention expenses; transaction and integration costs; other non‑cash charges, including non‑cash compensation, (gain) or loss from sale or disposal of assets, and impairment charges; and management fees and expenses. See “—Other Financial Information (Non‑GAAP Financial Measures)” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

Year Ended December 31, 2019, Compared to Year Ended December 31, 2018

	Year Ended December 31,
	2019	2018 (As Restated)
Revenue:
ITPS	$1,234,284	$1,273,647
HS	256,721	228,015
LLPS	71,332	84,560
Total revenue	1,562,337	1,586,222
Cost of revenue (exclusive of depreciation and amortization):
ITPS	1,001,655	1,010,320
HS	180,045	151,877
LLPS	43,035	51,206
Total cost of revenues	1,224,735	1,213,403
Selling, general and administrative expenses (exclusive of depreciation and amortization)	198,864	184,908
Depreciation and amortization	100,903	138,077
Impairment of goodwill and other intangible assets	349,557	48,127
Related party expense	9,501	12,403
Operating loss	(321,223)	(10,696)
Interest expense, net	163,449	155,991
Debt modification and extinguishment costs	1,404	1,067
Sundry expense (income), net	969	(3,271)
Other expense (income), net	14,429	(3,030)
Net loss before income taxes	(501,474)	(161,453)
Income tax expense	(7,642)	(8,353)
Net loss	$(509,116)	$(169,806)

Revenue

Our revenue decreased $23.9 million, or 1.5%, to $1,562.3 million for the year ended December 31, 2019 compared to $1,586.2 million for the year ended December 31, 2018. This decrease is primarily related to a decrease in our ITPS segment revenues of $39.4 million and LLPS segment revenue of $13.2 million. The decrease was partially offset by an increase in revenues in the HS segment by $28.7 million. Our ITPS, HS, and LLPS segments constituted 79.0%, 16.4%, and 4.6% of our total revenue, respectively, for the year ended December 31, 2019, compared to 80.3%, 14.4%, and 5.3%, respectively, for the year ended December 31, 2018. The revenue changes by reporting segment were as follows:

ITPS—Revenues decreased $39.4 million, or 3.1%, to $1,234.3 million for the year ended December 31, 2019 compared to $1,273.6 million for the year ended December 31, 2018. The decrease was primarily attributable to the low margin contract exit in the third quarter of 2018 and adverse currency impact that was offset partially by the revenue from acquisitions completed in 2018.

HS—Revenues increased $28.7 million, or 12.6%, to $256.7 million for the year ended December 31, 2019 compared to $228.0 million for the year ended December 31, 2018. The increase was primarily attributable to the ramp up of new businesses.

LLPS—Revenues decreased $13.2 million, or 15.6%, to $71.3 million for the year ended December 31, 2019 compared to $84.6 million for the year ended December 31, 2018. The decrease was primarily attributable to lower revenue resulting from legal claims administration services of $11.3 million during the year ended December 31, 2019, compared to the year ended December 31, 2018.

Cost of Revenue

Cost of revenue increased $11.3 million, or 0.9%, to $1,224.7 million for the year ended December 31, 2019 compared to $1,213.4 million for year ended December 31, 2018. The increase was primarily attributable to an increase in the HS segment of $28.2 million that was offset by a decrease in the ITPS and LLPS segments of $8.7 million and $8.2 million respectively. The cost of revenue changes by operating segment was as follows:

ITPS—Cost of revenue decreased $8.7 million, or 0.9%, to $1,001.6 million for the year ended December 31, 2019 compared to $1,010.3 million for year ended December 31, 2018. The decrease was attributable to the corresponding revenue decline and flow through of savings that was offset by cost inflation. Cost of revenue as a percentage of revenue increased by 190 basis points from 79.3% for the year ended December 31, 2018 to 81.2% for the year ended December 31, 2019.

HS—Cost of revenue was $180.0 million for the year ended December 31, 2019, up $28.2 million, or 18.5%, from $151.9 million in for the year ended December 31, 2018. The increase was primarily attributable an increase in volumes and ramp up of the healthcare asset acquisition from 2018, including additions to our operational headcount for the large new deals. Cost of revenue as a percentage of revenue increased by 350 basis points from 66.6% for the year ended December 31, 2018 to 70.1% for the year ended December 31, 2019.

LLPS—Cost of revenue decreased $8.2 million, or 16.0%, to $43.0 million for the year ended December 31, 2019 compared to $51.2 million for year ended December 31, 2018. The decrease was primarily attributable to the lower costs on the legal claims administration of $5.8 million as a result of corresponding revenue decline. Cost of revenue as a percentage of revenue remained relatively flat from 60.6% for the year ended December 31, 2018 compared to 60.4% for the year ended December 31, 2019.

Selling, General and Administrative Expenses (“SG&A”)

Selling, general, and administrative expenses increased $14.0 million, or 7.5%, to $198.9 million for the year ended December 31, 2019 compared to $184.9 million for the year ended December 31, 2018. The increase was primarily attributable to higher professional and legal expenses.

Depreciation & Amortization

Depreciation and amortization expense decreased $37.2 million, or 26.9%, to $100.9 million for the year ended December 31, 2019 compared to $138.1 million for the year ended December 31, 2018. The decrease was primarily attributable to accelerated amortization of trademarks and trade name write off that ended on December 31, 2018.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets for the years ended December 31, 2019 and 2018 was $349.6 million and $48.1 million respectively. During the three months ended September 30, 2019, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, and concluded that a triggering event for an interim impairment analysis had occurred in the third quarter of 2019. As a result of the interim impairment assessment, the Company recorded an impairment charge to goodwill and trade names of $96.2 million and $1.0 million, respectively. Due to continued depressed market capitalization during the three months ended December 31, 2019, another triggering event resulted in additional impairment charge of $252.4 million to goodwill at LLPS and ITPS reporting unit.

Related Party Expense

Related party expense decreased $2.9 million, or 23.4%, to $9.5 million for the year ended December 31, 2019 compared to $12.4 million for the year ended December 31, 2018. The decrease was primarily attributable to an overall reduction in the expenses required to be reimbursed to Ex-Sigma 2 pursuant to the terms of the Consent, Waiver and Amendment.

Interest Expense

Interest expense increased $7.5 million, or 4.8%, to $163.4 million for the year ended December 31, 2019 compared to $156.0 million for the year ended December 31, 2018. The increase was primarily attributable accrued interest for the Appraisal Action.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the years ended December 31, 2019 and 2018 was $1.4 million and $1.1 million. The Repricing and issuance of the 2019 and 2018 Incremental Term Loans resulted in the partial debt extinguishment, for which Exela recognized $1.4 million and $1.1 million in debt extinguishment costs.

Sundry Expense (income)

Sundry expense increased by $4.2 million to $1.0 million for the year ended December 31, 2019 compared to $(3.3) million for the year ended December 31, 2018. The increase was mainly attributable to foreign currency transaction losses associated with exchange rate fluctuations.

Other Income

Other income for the years ended December 31, 2019 and 2018 was $(14.4) million and $3.0 million respectively. The decrease of $17.5 million over the prior year period is primarily attributable to the Appraisal Action settlement expenses and an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument are recorded directly in earnings.

Income Tax (Expense) Benefit

Income tax expense decreased $0.7 million to $7.6 million for the year ended December 31, 2019 compared to $8.4 million for the year ended December 31, 2018. The December 31, 2019 federal tax expense is primarily due to the impact of the TCJA.

Results of Operations

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017

	Year Ended December 31,
	2018 (As Restated)	2017 (As Restated)
Revenue:
ITPS	$1,273,647	$820,677
HS	228,015	233,595
LLPS	84,560	91,619
Total revenue	1,586,222	1,145,891
Cost of revenue (exclusive of depreciation and amortization):
ITPS	1,010,320	619,694
HS	151,877	152,290
LLPS	51,206	55,560
Total cost of revenues	1,213,403	827,544
Selling, general and administrative expenses (exclusive of depreciation and amortization)	184,908	220,955
Depreciation and amortization	138,077	98,890
Impairment of goodwill and other intangible assets	48,127	69,437
Related party expense	12,403	33,431
Operating loss	(10,696)	(104,366)
Interest expense, net	155,991	129,676
Debt modification and extinguishment costs	1,067	35,512
Sundry expense (income), net	(3,271)	2,295
Other income, net	(3,030)	(1,297)
Net loss before income taxes	(161,453)	(270,552)
Income tax benefit (expense)	(8,353)	61,068
Net loss	$(169,806)	$(209,484)

Revenue

Our revenue increased $440.3 million, or 38.4%, to $1,586.2 million for the year ended December 31, 2018 compared to $1,145.9 million for the year ended December 31, 2017. This increase is primarily related to an increase in our ITPS segment revenues of $453.0 million, which was primarily attributable to the acquisition of Novitex in 2017. The increase was partially offset by a decrease in revenues in the HS segment and LLPS segment of $5.6 million and $7.2 million, respectively. Our ITPS, HS, and LLPS segments constituted 80.3%, 14.4%, and 5.3% of our total revenue, respectively, for the year ended December 31, 2018, compared to 71.6%, 20.4%, and 8.0%, respectively, for the year ended December 31, 2017. The revenue changes by reporting segment were as follows:

ITPS—Revenues increased $453.0 million, or 55.2%, to $1,273.6 million for the year ended December 31, 2018 compared to $820.6 million for the year ended December 31, 2017. The increase was primarily attributable to acquisitions in 2017 and 2018 which contributed $445.0 million of the increase. The remaining increase in revenue was the result of net increases in services provided to ITPS customers.

HS—Revenues decreased $5.6 million, or 2.4%, to $228.0 million for the year ended December 31, 2018 compared to $233.6 million for the year ended December 31, 2017. The decrease was primarily attributable to a decline in volume from a single customer who lost a contract from one of its customers. The decrease was partially offset by ramp up of new businesses

LLPS—Revenues decreased $7.2 million, or 7.9%, to $84.6 million for the year ended December 31, 2018 compared to $91.6 million for the year ended December 31, 2017. The decrease was primarily attributable to lower revenue resulting from the sale of Meridian Consulting Group, LLC of approximately $1.3 million and lower revenue from legal claims administration services of $5.1 million during the year ended December 31, 2018, compared to the year ended December 31, 2017.

Cost of Revenue

Cost of revenue increased $385.9 million, or 46.6%, to $1,213.4 million for the year ended December 31, 2018 compared to $827.5 million for year ended December 31, 2017. The increase was primarily attributable to an increase in the ITPS segment of $390.6 million, offset by decreases in the HS and LLPS segments of $0.4 million and $4.3 million, respectively. The cost of revenue changes by operating segment was as follows:

ITPS—Cost of revenue increased $390.6 million, or 63.0%, to $1,010.3 million for the year ended December 31, 2018 compared to $619.7 million for year ended December 31, 2017. The increase was primarily attributable to acquisitions in 2018 and 2017, which contributed $387.6 million.

HS—Cost of revenue decreased $0.4 million, or 0.3%, to $151.9 million for the year ended December 31, 2018 compared to $152.3 million for year ended December 31, 2017. The decrease was due to the decline in volume from a single customer who lost a contract from one of its customers that was offset by an increase attributable to new project ramp costs.

LLPS—Cost of revenue decreased $4.3 million, or 7.8%, to $51.2 million for the year ended December 31, 2018 compared to $55.6 million for year ended December 31, 2017. The decrease was primarily attributable to a decrease in revenues of $1.0 million as a result of the sale of Meridian Consulting Group, LLC and a decrease from the legal claims administration of $2.6 million.

Selling, General and Administrative Expenses (“SG&A”)

Selling, general, and administrative expenses decreased $36.0 million, or 16.3%, to $184.9 million for the year ended December 31, 2018 compared to $221.0 million for the year ended December 31, 2017. The decrease was primarily attributable to the 2017 expenses for professional fees related to the Novitex Business Combination, which contributed $60.0 million in expense for the year ended December 31, 2017. The decrease is offset by increases attributable to acquisitions in 2018 and 2017 which contributed $13.2 million in expense for the year ended December 31, 2018.  The decrease was additionally offset by investments in our strategy to grow revenue and increases in public company and compliance costs.

Depreciation & Amortization

Depreciation and amortization expense increased $39.2 million, or 39.6%, to $138.1 million for the year ended December 31, 2018 compared to $98.9 million for the year ended December 31, 2017. The increase was primarily attributable to accelerated amortization of trademarks and trade names resulting in higher amortization expense for the years ended December 31, 2018 compared to the year ended December 31, 2017.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets for the years ended December 31, 2018 and 2017 was $48.1 million and $69.4 million, respectively. As a result of declining revenue and a change in our branding and marketing strategy, we quantitatively assessed goodwill and other intangible assets as part of our annual impairment test. This assessment resulted in an impairment charge of $44.4 million to goodwill at LLPS reporting unit, and $3.7 million related to our trade names intangible assets.

Related Party Expense

Related party expense decreased $21.0 million, or 62.9%, to $12.4 million for the year ended December 31, 2018 compared to $33.4 million for the year ended December 31, 2017. The decrease was primarily attributable to the $23.0 million of contract termination and advisory fees to HGM during 2017 in connection with the Novitex Business

Combination. Additionally, the July 2017 termination of the management agreement with HGM resulted in lower management fees expense of $6.0M for the comparative period. The decrease was offset by an accrual of related party expenses of $8.1 million required to be reimbursed to Ex-Sigma 2 pursuant to the terms of the Consent, Waiver and Amendment.

Interest Expense

Interest expense increased $26.3 million, or 20.3%, to $156.0 million for the year ended December 31, 2018 compared to $129.7 million for the year ended December 31, 2017. The increase was primarily attributable to the issuance of new debt in conjunction with the Novitex Business Combination.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the years ended December 31, 2018 and 2017 was $1.1 million and $35.5 million, respectively. The decrease is directly related to the restructuring and Novitex Business Combination in 2017.

Sundry Expense (income)

Sundry expense increased by $5.6 million to $(3.3) million for the year ended December 31, 2018 compared to $2.3 million for the years ended December 31, 2017. The increase was mainly attributable to foreign currency transaction losses associated with exchange rate fluctuations.

Other Income

Other income for the years ended December 31, 2018 and 2017 was $3.0 million and $1.3 million, respectively. The interest rate swap was not designated as a hedge. As such, changes in the fair value of the derivative of $2.5 million are recorded directly in earnings.

Income Tax (Expense) Benefit

Income tax benefit decreased $69.4 million to $(8.4) million for the year ended December 31, 2018 compared to $61.0 million for the year ended December 31, 2017. The December 31, 2018 federal tax expense is primarily due to the impact of the TCJA.

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

We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP. Additionally, our credit agreement requires us to comply with certain EBITDA related metrics. Refer to—“Liquidity and Capital Resources—Indebtedness.”

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018 (As Restated)	2017 (As Restated)
Net Loss	$(509,116)	$(169,806)	$(209,484)
Taxes	7,642	8,353	(61,068)
Interest expense	163,449	155,991	129,676
Depreciation and amortization	100,903	138,077	98,890
EBITDA	(237,122)	132,615	(41,986)
Optimization and restructuring expenses (1)	73,936	54,235	42,525
Transaction and integration costs (2)	5,703	4,121	88,935
Non-cash equity compensation (3)	7,827	7,647	6,742
Other charges including non-cash (4)	21,382	25,554	518
Loss/(Gain) on sale of assets (5)	301	(867)	40
Loss/(Gain) on business disposals (6)	—	1,363	(588)
Management, board fees and expenses	—	—	4,153
Debt modification and extinguishment costs	1,404	1,067	35,512
Loss/(Gain) on derivative instruments (7)	4,337	(1,897)	(1,297)
Contract costs (8)	17,046	4,212	—
Dissenting shareholders expense (relating to the Appraisal Action)	10,431	—	—
Impairment of goodwill and other intangible assets	349,557	48,127	69,437
Adjusted EBITDA	254,802	276,177	203,991

(1)

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
(3)

Represents the non-cash charges related to restricted stock units and options that vested during the year at Ex-Sigma (the sole equity holder of Ex-Sigma 2) in the case of the SourceHOV 2013 Long Term Incentive Plan assumed by it in connection with the Novitex Business Combination and the Company under the 2018 Stock Incentive Plan.

(4)

Represents fair value adjustments to deferred revenue established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.

(5)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(6)	Represents a loss/(gain) recognized on the disposal of noncore-business assets.

(7)	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
(8)	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash generated from operating activities, supplemented as necessary on a short-term basis by borrowings against our senior secured revolving credit facility and accounts receivable securitization facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The Company believes management’s plans alleviate the substantial doubt about the entity’s ability to continue as a going concern for at least twelve months from the date that the accompanying financial statements included elsewhere in this Form 10-K were issued. Going concern matters are more fully discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

We currently expect to spend approximately $20.0 to $25.0 million on total capital expenditures over the next twelve months. We believe that our operating cash flow and available borrowings under our credit facility will be sufficient to fund our operations for at least the next twelve months.

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

At December 31, 2019, cash and cash equivalents totaled $14.1 million and we had availability of $14.2 million under our senior secured revolving credit facility.

The Company is pursuing a debt reduction and liquidity improvement initiative that contemplates the pursuit of the sale of certain non-core businesses that are not central to the Company’s long-term strategic vision. The disposition of those businesses would reduce indebtedness and enhance the Company’s ability to focus on its core businesses. The Company has retained financial advisors to assist with the sale of select assets. As part of the initiative, the Company has taken steps to increase its liquidity and its overall financial flexibility.  The Company expects to use the net proceeds from the initiative for the repayment of debt, with a target reduction of $150.0 to $200.0 million. The Company has set a two-year timetable for completion of the initiative. There can be no assurance that the initiative or any particular element of the initiative will be consummated or will achieve its desired result.

On January 10, 2020 certain subsidiaries of the Company entered into a $160.0 million accounts receivable securitization facility with a five year term (the “A/R Facility”). The Company used the proceeds of the initial borrowings to repay outstanding revolving borrowings under the Company’s senior credit facility and to provide additional liquidity and funding for the ongoing business needs of the Company and its subsidiaries.

On March 16, 2020, the Company and its indirect wholly owned subsidiaries Merco Holdings, LLC and SourceHOV Tax, LLC (“SourceHov Tax”) entered into a Membership Interest Purchase Agreement (the “TBG Purchase Agreement”) with Gainline Source Intermediate Holdings LLC. Pursuant to the TBG Purchase Agreement, on March 16, 2020, Gainline Source Intermediate Holdings LLC acquired all of the outstanding membership interests of SourceHov Tax for a price of $40.0 million, subject to adjustment as set forth in the TBG Purchase Agreement.

On March 26, 2020, the Delaware Court of Chancery entered a judgment against one of our subsidiaries in the amount of $57.7 million inclusive of costs and interest arising out of the Appraisal Action, which judgment will continue to accrue interest, until paid, at the legal rate, compounded quarterly. On May 7, 2020, we filed a motion for new trial in relation to share count.  Following the Court’s decision on the motion for new trial, SourceHOV has the right to appeal the judgment. However, at present the judgment has not been stayed, and we expect the petitioners to seek to enforce the judgment. If we are forced to pay the judgment (or bond the judgment pending an appeal, which will likely require cash collateral), such action could have a material adverse effect on our liquidity and/or cause our lenders to take action adverse to us.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company is currently evaluating the impact of the CARES Act, and at present expects that the refundable payroll tax credits and deferment of employer side social security payments provisions of the CARES Act will result in a material cash benefit to the Company. The Company will also defer certain payroll, social security and value added taxes in various European jurisdictions, as permitted under the recently enacted COVID-19 relief measures.

On May 18, 2020, the Company amended the Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Pursuant to the amendment, the Company also amended the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum Liquidity (as defined in the amendment) of $35.0 million.  On May 21, 2020, the Company also amended the A/R Facility to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. In the event the Company delivers the annual and quarterly financial statements described above within the time frames stated within such agreements (which the Company believes it has now satisfied with respect to the annual financial statements, but not with respect quarterly financial statements), the Company will, upon delivery of such financial statements, be in compliance with the Credit Agreement, the indenture for its outstanding Notes and the A/R Facility with respect to the financial statement delivery requirements set forth therein. See those certain Current Reports on Form 8-K, filed by the Company on May 21, 2020 and May 22, 2020 for additional information on the amendments described above.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018 (As Restated)	2017 (As Restated)
Cash flows (used in) provided by operating activities	$(63,851)	$23,600	$51,777
Cash flows (used in) provided by investing activities	(25,182)	(58,752)	(441,382)
Cash flows (used in) provided by financing activities	59,139	(2,605)	436,413
Subtotal	(29,894)	(37,757)	46,808
Effect of exchange rates on cash	139	122	429
Net increase/(decrease) in cash	(29,755)	(37,635)	47,237

Analysis of Cash Flow Changes between the years ended December 31, 2019, December 31, 2018, and December 31, 2017

Operating Activities—Net cash used by operating activities was $63.9 million for the year ended December 31, 2019, compared to $23.6 million cash provided for the year ended December 31, 2018. The decrease of $87.5 million in cash flow from operating activities was primarily driven by increase in operating loss by $49.2 million including $35.2 million lower Gross profit and $14.0 million higher selling, general and administrative expenses in 2019 as compared to 2018.  “Gross profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization).  The rest of the decline was driven mainly by working capital items including $13.7 million pay down of accounts payables and $13.6 million pay down of related party payables as compared to 2018.

Net cash provided by operating activities was $23.6 million for the year ended December 31, 2018, compared to $47.1 million for the year ended December 31, 2017. The decrease of $23.5 million in cash flow from operating activities was primarily driven by higher cash interest paid as compared to 2017 and an increase in accounts receivables due to higher revenue and related party payables.

Investing Activities—Net cash used in investing activities was $25.2 million for the year ended December 31, 2019, compared to $58.8 million for the year ended December 31, 2018. The decrease of $33.6 million in cash used in investing activities was primarily due to  a decrease in cash spent on acquisitions compared to previous year (in 2018 Company made three acquisitions in Europe and acquired certain healthcare assets) as well as lower capital expenditures to add Property, Plant & Equipment.

Net cash used in investing activities was $58.8 million for the year ended December 31, 2018, compared to $441.4 million for the year ended December 31, 2017. The decrease of $382.5 million in cash used in investing activities was primarily due to a decrease in cash paid related to the Novitex Business Combination offset by cash spent on 2018 acquisitions.

Financing Activities—Net cash provided by financing activities was $59.1 million for the year ended December 31, 2019, compared to cash used by financing activities of $2.6 million for the year ended December 31, 2018. The increase of approximately $62.0 million in cash provided by financing activities was primarily due to $65 million of revolver draw during 2019.

Net cash used in financing activities was $2.6 million for the year ended December 31, 2018, compared to cash provided by financing activities of $441.1 million for the year ended December 31, 2017. The decrease of $443.7 million in cash provided by financing activities was primarily due to the 2017 retirement of the old credit facilities and proceeds from the new credit facilities and proceeds from the issuance of stock in connection with the Novitex Business Combination versus 2018.

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

The Repricing Term Loans bear interest at a rate per annum of, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans.  The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the existing senior secured term loans that were incurred on July 12, 2017 pursuant to the First Lien Credit Agreement, by and among Exela Intermediate Holdings, LLC, the Company, Royal Bank of Canada, as administrative agent and collateral agent, and each of the lenders party thereto.  The Repricing Term Loans will mature on July 12, 2023, the same maturity date as the existing senior secured term loans. As of December 31, 2019, and 2018 the interest rate applicable for the first lien senior secured term loan was 8.38% and 9.38%.

On July 13, 2018, the Company successfully borrowed an additional $30.0 million pursuant to incremental term loans (the “2018 Incremental Term Loans”) under the First Amendment to the Credit Agreement. The proceeds of the 2018 Incremental Term Loans were used by the Company for general corporate purposes and to pay fees and expenses in connection with the First Amendment.

On April 16, 2019, the Company successfully borrowed a further $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”, and, together with the 2018 Incremental Terms Loans, the “Incremental Term Loans”) under the Second Amendment to the Credit Agreement. The proceeds of the 2019 Incremental Term Loans were used to replace cash spent for acquisitions, pay related fees, expenses and related borrowings for general corporate purposes.

On May 18, 2020, the Company amended the Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Pursuant to the amendment, the Company also agreed to amend the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. In addition, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum Liquidity (as defined in the amendment) of $35.0 million.

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

Other than as described above, the terms, conditions and covenants applicable to the Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the Repricing Term Loans under the Credit Agreement. As of December 31, 2019, the Company was in compliance with all covenants required under these senior credit facilities.

Letters of Credit

As of December 31, 2019 and December 31, 2018, we had outstanding irrevocable letters of credit totaling approximately $20.6 million under the revolving credit facility.

Senior Secured Notes

Upon the closing of the Novitex Business Combination on July 12, 2017, the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by certain subsidiaries of the Company. The Notes bear interest at a rate of 10.0% per year. The Company pays interest on the Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The Notes are guaranteed by subsidiary guarantors pursuant to a supplemental indenture. The Notes will mature on July 15, 2023. As of December 31, 2019, the Company was in compliance with all covenants required under the Notes.

Accounts Receivables Securitization Facility

On January 10, 2020 certain subsidiaries of the Company entered into a $160.0 million accounts receivable securitization facility with a five year term. The Company used the proceeds of the initial borrowings to repay outstanding revolving borrowings under the Company’s senior credit facility and to provide additional liquidity and funding for the ongoing business needs of the Company and its subsidiaries. On May 21, 2020, the Company amended the A/R Facility to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020.

Potential Future Transactions

We may, from time to time explore and evaluate possible strategic transactions, which may include joint ventures, as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, additional funds will likely be required. Subject to applicable contractual restrictions, to obtain such financing, we may seek to use cash on hand, borrowings under our revolving credit facilities, or we may seek to raise additional debt or equity financing through private placements or through underwritten offerings. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all. In addition, pursuant to the Registration Rights Agreement that we entered into in connection with the closing of the Novitex Business Combination, certain of our stockholders have the right to demand underwritten offerings of our Common Stock. We may from time to time in the future explore, with certain of those stockholders the possibility of an underwritten public offering of our Common Stock held by those stockholders. There can be no assurance as to whether or when an offering may be commenced or completed, or as to the actual size or terms of the offering.

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

Goodwill and other intangible assets:  Goodwill and other intangible assets are initially recorded at their fair values. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Our goodwill at December 31, 2019 and December 31, 2018 was $358.5 million and $708.3 million, respectively. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized either on a straight‑line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

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

We conduct our annual goodwill impairment tests on October 1st of each year, or more frequently if indicators of impairment exist. When performing the annual impairment test, we have the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative impairment test for goodwill. A quantitative test requires comparison of fair value of the reporting unit to its carrying value, including goodwill. We use a combination of the Guideline Public Company Method of the Market Approach and the Discounted Cash Flow Method of the Income Approach to determine the reporting unit fair value. For the Guideline Public Company Method, our annual impairment test utilizes valuation multiples of publicly traded peer companies. For the Discounted Cash Flow Method, our annual impairment test utilizes discounted cash flow projections using market participant weighted average cost of capital calculation. If the fair value of goodwill at the reporting unit level is less than its carrying value, an impairment loss is recorded for the amount by which a reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. During the third quarter of 2019, the Company concluded that a triggering event for an interim impairment analysis had occurred as discussed above. As part of the interim impairment assessment performed on September 30, 2019, it was determined that the increase in the discount rate applied in the valuation was required to reflect current market dynamics and company-specific risk. This higher discount rate, in conjunction with revised long-term projections, resulted in lower than previously projected discounted long-term future cash flows for the reporting units which reduced the estimated fair value to below carrying value. As a result of the interim impairment assessment in the third quarter, the Company recorded an impairment charge of $87.9 million (as restated) and $8.3 million to goodwill at ITPS and LLPS reporting units, respectively. The Company did not perform a separate annual impairment test as of October 1, 2019 as the impairment test performed during the quarter-ended September 30, 2019 was one day from the annual impairment test date. Additionally, later during the fourth quarter of 2019, the Company conducted its annual budgeting process along with an update to its long-range plan. Following the completion of that process, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, concluding that a second triggering event for an impairment analysis had occurred. As a result, we performed another quantitative impairment test as of December 31, 2019, resulting in an additional goodwill impairment charge of $229.7 million and $22.7 million to goodwill at ITPS and LLPS reporting units, respectively. Therefore, as a result of these two impairment assessments in the third and fourth quarters of 2019, a total impairment charge of $348.6 was recorded to goodwill for the year ended December 31, 2019.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, allocation of assets and liabilities to reporting units, and determination of fair value. The determination of reporting unit fair value is sensitive to the amount of Revenue and EBITDA generated by us, as well as the Revenue and EBITDA market multiples used in the calculation. Additionally, the fair value is sensitive to changes in the valuation assumptions such as expected income tax rate, risk-free rate, asset beta, and various risk premiums. Unanticipated changes, including immaterial revisions, to these assumptions could result in a provision for impairment in a future period. Given the nature of these evaluations and their application to specific assets and time frames, it is not possible to reasonably quantify the impact of changes in these assumptions.

In the process of reconciling the fair values of the Company’s reporting units to its overall market capitalization, the Company used a combination of both quantitative and qualitative considerations, arriving at the implied control premium of 31.3%.  The implied control premium was computed using the Company’s closing stock price as of December 31, 2019. Further reductions in our stock price could result in additional goodwill impairment charges in the future due to the need to reconcile to market capitalization.

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

Deferred income taxes are recognized on the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as determined under tax laws and rates. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. Due to numerous ownership changes, we are subject to limitations on existing net operating losses under Section 382 of the Internal Revenue Code (the “Code”). In the event we determine that we would be able to realize deferred tax assets that have valuation allowances established, an adjustment to the net deferred tax assets would be recognized as a component of income tax expense through continuing operations.

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

Internal Controls and Procedures

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes‑Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. For management’s assessment of internal control over financial reporting required by Item 308(a) of Regulation S‑K for the year ended December 31, 2019 see Part II—Item 9A – Controls and Procedures for management’s report on the effectiveness of internal controls.

Off Balance Sheet Arrangements

At December 31, 2019 we had no material off balance sheet arrangements, except letters of credit described above under Liquidity and Capital Resources. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

The HGM Group and other former SourceHOV equity holders formed Ex-Sigma and its wholly-owned subsidiary, Ex-Sigma 2, to hold the Exela shares to be issued to SourceHOV as merger consideration upon the closing of the Novitex Business Combination and to invest in Exela immediately prior to the closing. Ex-Sigma 2 secured additional PIPE financing in the form of a $55.8 million loan (the “Margin Loan”) that was used to purchase additional common and preferred shares from the Company to help meet the minimum cash requirements needed to close the Novitex Business Combination. As a result of these transactions, the Company issued 84,912,500 shares of Common Stock to Ex-Sigma 2 at the closing, which represented approximately 54.9% ownership in the Company at that time and were pledged as collateral for the Margin Loan.

The Company determined that Ex-Sigma was a variable interest entity and that the Company had a variable interest in Ex-Sigma through an expense reimbursement arrangement related to the Margin Loan and contained in the Consent, Waiver and Amendment. The Consent, Waiver and Amendment provided among other things for the Company to reimburse Ex-Sigma for costs and fees related to the maintenance of the Margin Loan, other than payments of principal, interest and original issue discount.

The Company was not the primary beneficiary because the Company did not have the power to direct the activities that most significantly impacted the economic performance of Ex-Sigma. Accordingly, the Company did not consolidate the financial statements of Ex-Sigma and did not have any assets or liabilities related to Ex-Sigma and the Company did not have an investment in Ex-Sigma. The Company reaffirmed its assessment as of June 8, 2020.

Ex-Sigma 2 paid off the balance of the Margin Loan as of December 31, 2019, and as such the maximum exposure to loss as a result of the Company’s involvement with Ex-Sigma is $0. Ex-Sigma 2 distributed the shares held by it during the first quarter of 2020 and is no longer a shareholder of Exela. Ex-Sigma and Ex-Sigma 2 ceased to be variable interest entities upon the distribution that occurred on February 21, 2020.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At December 31, 2019, we had $1,514.8 million of debt outstanding, with a weighted average interest rate of 9.5%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $15.1 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018.

The interest rate swap, which is used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other expense (income), net. Other expense (income), net includes a loss of $4.3 million and a gain of $2.5 million related to changes in the fair value of the interest rate swap for the year ended December 31, 2019 and 2018, respectively.

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

The following financial statements are included herein:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Exela Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Exela Technologies, Inc. and subsidiaries  (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 8, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Restatement of Previously Issued Financial Statements

As discussed in Note 3 to the consolidated financial statements, the 2018 and 2017 financial statements have been restated to correct misstatements.

Change in Accounting Principles

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of January 1, 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Detroit, Michigan
June 8, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Exela Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Exela Technologies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated June 8, 2020 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•

The Company did not design, implement, and operate effective process-level control activities related to order-to-cash (including revenue, customer deposits, accounts receivable, deferred revenue, and cost to obtain a contract), procure-to-pay (including operating expenses, accounts payable, and accrued liabilities), hire-to-pay (including compensation expense and accrued liabilities), leases (including accounting for the adoption of the new lease standard, right-of-use asset, and lease liability), goodwill, restricted cash, share based compensation, journal entries and preparation of the consolidated financial statements, and other financial reporting processes, as well as accounting for significant unusual transactions.

•	The Company did not design, implement, and operate effective process-level control activities related to the approval, authorization, and disclosure of related party transactions.
•

The Company did not design, implement, and operate effective general information technology controls (GITCs) over user and privileged access to information technology (IT) systems at multiple components in order to adequately restrict access to appropriate finance and IT personnel and enforce appropriate segregation of duties. As a result, process-level automated control activities and manual control activities that are dependent upon information derived from IT systems were also ineffective.

•	There was not sufficient oversight and governance from the Board of Directors in the design, implementation, and execution of internal control over financial reporting.
•	The Company did not sufficiently establish structures, reporting lines, and appropriate authorities and responsibilities.
•	The Company did not sufficiently attract, develop and retain competent resources, and hold them accountable for their internal control responsibilities.
•	Financial reporting objectives were not clearly specified to enable the identification and assessment of risks, including complying with applicable accounting standards.
•	The risk assessment process failed to identify and assess risks of misstatement, including fraud risks, to ensure controls were designed and implemented to respond to those risks.
•	Changes that could impact the system of internal controls were not identified and assessed.
•	Relevant and quality information to support the functioning of internal controls was not consistently generated or used by the Company to support the operation of internal controls.

•	Internal communication of information necessary to support the functioning of internal control was not sufficient.
•	Communication with external parties on matters affecting the functioning of internal control was not complete.
•	The Company did not sufficiently select, develop, and perform ongoing evaluations to determine the components of internal control are present and functioning.
•	The evaluation and communication of internal control deficiencies, including monitoring corrective actions, were not performed in a timely manner.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Detroit, Michigan
June 8, 2020

Exela Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

For the years ended December 31, 2019 and 2018

(in thousands of United States dollars except share and per share amounts)

	December 31,
	2019	2018 (As Restated)
Assets
Current assets
Cash and cash equivalents	$6,198	$36,206
Restricted cash	7,901	7,648
Accounts receivable, net of allowance for doubtful accounts of $4,975 and $4,359, respectively	261,400	270,812
Related party receivables	716	—
Inventories, net	19,047	16,220
Prepaid expenses and other current assets	23,663	24,937
Total current assets	318,925	355,823
Property, plant and equipment, net of accumulated depreciation of $176,995 and $154,060, respectively	113,637	132,986
Operating lease right-of-use assets, net	93,627	—
Goodwill	359,771	708,258
Intangible assets, net	342,443	395,020
Deferred income tax assets	12,032	16,345
Other noncurrent assets	17,889	19,391
Total assets	$1,258,324	$1,627,823

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payables	$86,167	$99,853
Related party payables	1,740	15,363
Income tax payable	352	1,996
Accrued liabilities	121,553	107,355
Accrued compensation and benefits	48,574	52,211
Accrued interest	48,769	49,071
Customer deposits	27,765	34,235
Deferred revenue	16,282	16,504
Obligation for claim payment	39,156	56,002
Current portion of finance lease liabilities	13,788	17,498
Current portion of operating lease liabilities	25,345	—
Current portion of long-term debts	36,490	29,237
Total current liabilities	465,981	479,325
Long-term debt, net of current maturities	1,398,385	1,306,423
Finance lease liabilities, net of current portion	20,272	26,738
Pension liabilities	25,681	27,641
Deferred income tax liabilities	7,996	11,214
Long-term income tax liabilities	2,806	3,024
Operating lease liabilities, net of current portion	73,282	—
Other long-term liabilities	6,962	14,717
Total liabilities	2,001,365	1,869,082
Commitments and Contingencies (Note 14)

Stockholders' equity (deficit)
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 153,638,836 shares issued and 150,851,689 shares outstanding at December 31, 2019 and 152,692,140 shares issued and 150,142,955 shares outstanding at December 31, 2018 (including in each case the 4,570,734 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action)	15	15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 4,294,233 shares issued and outstanding at December 31, 2019 and 4,569,233 shares issued and outstanding at December 31, 2018	1	1
Additional paid in capital	445,452	445,452
Less: Common Stock held in treasury, at cost; 2,787,147 shares at December 31, 2019 and 2,549,185 shares December 31, 2018	(10,949)	(10,342)
Equity-based compensation	49,336	41,731
Accumulated deficit	(1,211,508)	(702,392)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(7,329)	(6,423)
Unrealized pension actuarial losses, net of tax	(8,059)	(9,301)
Total accumulated other comprehensive loss	(15,388)	(15,724)
Total stockholders’ deficit	(743,041)	(241,259)
Total liabilities and stockholders’ deficit	$1,258,324	$1,627,823

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2019, 2018 and 2017

(in thousands of United States dollars except share and per share amounts)

	Years ended December 31,
	2019	2018 (As Restated)	2017 (As Restated)
Revenue	$1,562,337	$1,586,222	$1,145,891
Cost of revenue (exclusive of depreciation and amortization)	1,224,735	1,213,403	827,544
Selling, general and administrative expenses (exclusive of depreciation and amortization)	198,864	184,908	220,955
Depreciation and amortization	100,903	138,077	98,890
Impairment of goodwill and other intangible assets	349,557	48,127	69,437
Related party expense	9,501	12,403	33,431
Operating loss	(321,223)	(10,696)	(104,366)
Other expense (income), net:
Interest expense, net	163,449	155,991	129,676
Debt modification and extinguishment costs	1,404	1,067	35,512
Sundry expense (income), net	969	(3,271)	2,295
Other expense (income), net	14,429	(3,030)	(1,297)
Net loss before income taxes	(501,474)	(161,453)	(270,552)
Income tax (expense) benefit	(7,642)	(8,353)	61,068
Net loss	$(509,116)	$(169,806)	$(209,484)
Dividend equivalent on Series A Preferred Stock related to beneficial conversion feature	—	—	(16,375)
Cumulative dividends for Series A Preferred Stock	(3,309)	(3,655)	(2,489)
Net loss attributable to common stockholders	$(512,425)	$(173,461)	$(228,348)
Loss per share:
Basic and diluted	$(3.52)	$(1.17)	$(2.18)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2019, 2018 and 2017

(in thousands of United States dollars)

	Years ended December 31,
	2019	2018 (As Restated)	2017 (As Restated)
Net loss	$(509,116)	$(169,806)	$(209,484)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(906)	(6,204)	3,328
Unrealized pension actuarial gains (losses), net of tax	1,242	1,753	1,285
Total other comprehensive loss, net of tax	$(508,780)	$(174,257)	$(204,871)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

December 31, 2017

(in thousands of United States dollars except share and per share amounts)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2017	64,024,557	$6	—	$—	—	$—	$(57,395)	$27,342	$(3,547)	$(12,339)	$(293,968)	$(339,901)
Net loss January 1 to December 31, 2017, as restated	—	—	—	—	—	—	—	—	—	—	(209,484)	(209,484)
Equity-based compensation	—	—	—	—	—	—	—	6,743	—	—	—	6,743
Foreign currency translation adjustment, as restated	—	—	—	—	—	—	—	—	3,328	—	—	3,328
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	1,285	—	1,285
Merger recapitalization	16,575,443	2	—	—	—	—	20,546	—	—	—	—	20,548
Shares issued to acquire Novitex	30,600,000	3	—	—	—	—	244,797	—	—	—	—	244,800
Issuance\Conversion of Quinpario shares	12,093,331	1	—	—	—	—	22,358	—	—	—	—	22,359
Sale of Common Stock at July 12, 2017	18,757,942	3	—	—	—	—	130,860	—	—	—	—	130,863
Issuance of Series A Preferred Stock	—	—	9,194,233	1	—	—	73,553	—	—	—	—	73,554
Shares issued for advisory services and underwriting fees	3,609,375	—	—	—	—	—	28,573	—	—	—	—	28,573
Conversion of Series A Preferred Stock to Common Stock	3,667,803	—	(3,000,000)	—	—	—	—	—	—	—	—	—
Shares issued for HandsOn Global Management contract termination fee	1,250,000	—	—	—	—	—	10,000	—	—	—	—	10,000
Equity issuance expenses	—	—	—	—	—	—	(7,649)	—	—	—	—	(7,649)
Adjustment for beneficial conversion feature of Series A Preferred Stock (refer to Note 2)	—	—	—	—	—	—	16,375	—	—	—	(16,375)	—
Accrual for appraisal action liability, as restated	—	—	—	—	—	—	(36,566)	—	—	—	—	(36,566)
Treasury stock purchases	(49,300)	—	—	—	49,300	(249)	—	—	—	—	—	(249)
Balances at December 31, 2017, as restated	150,529,151	$15	6,194,233	$1	49,300	$(249)	$445,452	$34,085	$(219)	$(11,054)	$(519,827)	$(51,796)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

December 31, 2018

(in thousands of United States dollars except share and per share amounts)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2018, as restated	150,529,151	$15	6,194,233	$1	49,300	$(249)	$445,452	$34,085	$(219)	$(11,054)	$(519,827)	$(51,796)
Implementation of ASU 2014-09 (Note 2), as restated	—	—	—	—	—	—	—	—	—	—	(12,759)	(12,759)
Net loss January 1 to December 31, 2018, as restated	—	—	—	—	—	—	—	—	—	—	(169,806)	(169,806)
Equity-based compensation	—	—	—	—	—	—	—	6,562	—	—	—	6,562
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(6,204)	—	—	(6,204)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	1,753	—	1,753
RSU's exercised	126,922	—	—	—	—	—	—	256	—	—	—	256
Stock option expense	—	—	—	—	—	—	—	828	—	—	—	828
Preferred shares converted to common	1,986,767	—	(1,625,000)	—	—	—	—	—	—	—	—	—
Shares repurchased	(2,499,885)	—	—	—	2,499,885	(10,093)	—	—	—	—	—	(10,093)
Balances at December 31, 2018, as restated	150,142,955	$15	4,569,233	$1	2,549,185	$(10,342)	$445,452	$41,731	$(6,423)	$(9,301)	$(702,392)	$(241,259)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

December 31, 2019

(in thousands of United States dollars except share and per share amounts)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2019, as restated	150,142,955	$15	4,569,233	$1	2,549,185	$(10,342)	$445,452	$41,731	$(6,423)	$(9,301)	$(702,392)	$(241,259)
Net loss January 1 to December 31, 2019	—	—	—	—	—	—	—	—	—	—	(509,116)	(509,116)
Equity-based compensation	—	—	—	—	—	—	—	7,828	—	—	—	7,828
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(906)	—	—	(906)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	1,242	—	1,242
RSUs vested	610,482	—	—	—	—	—	—	—	—	—	—	—
Witholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	(223)	—	—	—	(223)
Shares repurchased	(237,962)	—	—	—	237,962	(607)	—	—	—	—	—	(607)
Preferred shares converted to common	336,214	—	(275,000)	—	—	—	—	—	—	—	—	—
Balances at December 31, 2019	150,851,689	$15	4,294,233	$1	2,787,147	$(10,949)	$445,452	$49,336	$(7,329)	$(8,059)	$(1,211,508)	$(743,041)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2019, 2018 and 2017

(in thousands of United States dollars unless otherwise stated)

	Years ended December 31,
	2019	2018 (As Restated)	2017 (As Restated)
Cash flows from operating activities
Net loss	$(509,116)	$(169,806)	$(209,484)
Adjustments to reconcile net loss
Depreciation and amortization	100,903	138,077	98,890
Fees paid in stock	—	—	28,573
HGM contract termination fee paid in stock	—	—	10,000
Original issue discount and debt issuance cost amortization	11,777	10,913	12,280
Debt modification and extinguishment costs	1,049	103	34,459
Impairment of goodwill and other intangible assets	349,557	48,127	69,437
Provision for doubtful accounts	4,304	2,767	500
Deferred income tax provision	1,093	3,220	(67,545)
Share-based compensation expense	7,827	7,647	6,743
Foreign currency remeasurement	(511)	(1,180)	1,382
Loss (gain) on sale of assets	556	2,687	556
Fair value adjustment for interest rate swap	4,337	(2,540)	(1,297)
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	4,410	(19,319)	(4,832)
Prepaid expenses and other assets	(4,825)	(2,820)	1,029
Accounts payable and accrued liabilities	(19,588)	8,815	77,171
Related party payables	(14,339)	918	4,907
Additions to outsource contract costs	(1,285)	(4,009)	(10,992)
Net cash provided by (used in) operating activities	(63,851)	23,600	51,777

Cash flows from investing activities
Purchase of property, plant and equipment	(14,360)	(20,072)	(14,440)
Additions to internally developed software	(6,182)	(7,438)	(7,843)
Cash acquired in Quinpario reverse merger	—	—	91
Cash paid in acquisition, net of cash received	(5,000)	(34,810)	(423,797)
Proceeds from sale of assets	360	3,568	4,607
Net cash provided by (used in) investing activities	(25,182)	(58,752)	(441,382)

Cash flows from financing activities
Change in bank overdraft	—	—	(210)
Proceeds from issuance of stock	—	—	204,417
Cash received from Quinpario	—	—	22,333
Repurchases of Common Stock	(3,480)	(7,221)	(249)
Contribution from Shareholders	—	—	20,548
Cash paid for equity issuance costs	—	(7,500)	(149)
Net borrowings under factoring arrangement	3,307	—	—
Cash paid for withholding taxes on vested RSUs	(223)	—	—
Lease terminations	(318)	(592)	(157)
Retirement of previous credit facilities	—	—	(1,055,736)
Cash paid for debt issuance costs	(7)	(130)	(38,784)
Principal payments on finance lease obligations	(20,465)	(16,068)	(11,361)
Borrowings from senior secured revolving facility	206,500	30,000	72,600
Repayments on senior secured revolving facility	(141,500)	(30,000)	(72,500)
Proceeds from issuance of notes	—	—	977,500
Proceeds from senior secured term loans	29,850	30,000	343,000
Borrowings from other loans	39,153	11,557	3,116
Principal repayments on senior secured term loans and other loans	(53,678)	(12,651)	(27,955)
Net cash provided by (used in) financing activities	59,139	(2,605)	436,413
Effect of exchange rates on cash	139	122	429
Net decrease in cash and cash equivalents	(29,755)	(37,635)	47,237
Cash, restricted cash, and cash equivalents
Beginning of period	43,854	81,489	34,252
End of period	$14,099	$43,854	$81,489

Supplemental cash flow data:
Income tax payments, net of refunds received	$7,882	$7,827	$5,711
Interest paid	144,456	146,076	69,622
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	10,732	14,920	6,973
Leasehold improvements funded by lessor	—	1,565	146
Issuance of Common Stock as consideration for Novitex	—	—	244,800
Accrued capital expenditures	1,402	2,820	1,621
Dividend equivalent on Series A Preferred Stock	—	—	16,375
Liability assumed of Quinpario	—	—	4,698

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

The Company was originally incorporated in Delaware on July 15, 2014 as a special purpose acquisition company under the name Quinpario Acquisition Corp 2 (“Quinpario”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving Quinpario and one or more businesses or entities. On July 12, 2017 (the “Closing”), the Company consummated its business combination with SourceHOV Holdings, Inc. (“SourceHOV”) and Novitex Holdings, Inc. (“Novitex”) pursuant to the Business Combination Agreement, dated February 21, 2017, among the Company, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., SourceHOV, Novitex, HOVS LLC, HandsOn Fund 4 I, LLC and Novitex Parent, L.P., as amended (the “Novitex Business Combination”). In connection with the Closing, the Company changed its name from Quinpario Acquisition Corp 2 to Exela Technologies, Inc. Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Novitex Business Combination, “Quinpario” refers to the Company prior to the closing of the Novitex Business Combination, “SourceHOV” refers to SourceHOV prior to the Novitex Business Combination and “Novitex” refers to Novitex prior to the Novitex Business Combination.

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

The Novitex Business Combination has been accounted for as a reverse merger in accordance with U.S. GAAP. For accounting purposes, SourceHOV was deemed to be the accounting acquirer, Quinpario was the legal acquirer, and Novitex is considered the acquired company. In conjunction with the Novitex Business Combination, outstanding shares of SourceHOV were converted into the right to receive Common Stock of the Company, par value $0.0001 per share, shown as a recapitalization, and the net assets of Quinpario were acquired at historical cost, with no goodwill or other intangible assets recorded. Quinpario’s assets and liabilities, which include net cash from the trust of $27.0 million and accrued fees payable of $4.8 million, and results of operations are consolidated with SourceHOV beginning on the Closing. The shares and corresponding capital amounts and earnings per share available to holders of the Company’s Common Stock, prior to the Novitex Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Novitex Business Combination. The presented financial information for the year ended December 31, 2017 includes the financial information and activities for SourceHOV for the period January 1, 2017 to December 31, 2017 (365 days) as well as the financial information and activities of Novitex for the period July 13, 2017 to December 31, 2017 (172 days).

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

Company’s variable interest in Ex-Sigma: The HGM Group and other former SourceHOV equity holders formed Ex-Sigma LLC (the “Ex-Sigma”) and its wholly-owned subsidiary, Ex-Sigma 2 LLC (the “Ex-Sigma 2”), to hold the Exela shares to be issued to SourceHOV as merger consideration upon the closing of the Novitex Business Combination and to invest in Exela immediately prior to the closing. Ex-Sigma 2 secured additional PIPE financing in the form of a $55.8 million loan (the “Margin Loan”) that was used to purchase additional common and preferred shares from the Company to help meet the minimum cash requirements needed to close the Novitex Business Combination. As a result of these transactions, the Company issued 84,912,500 shares of Common Stock to Ex-Sigma 2 at the closing, which represented approximately 54.9% ownership in the Company at that time and were pledged as collateral for the Margin Loan.

The Company determined that Ex-Sigma was a variable interest entity and that the Company had a variable interest in Ex-Sigma through an expense reimbursement arrangement related to the Margin Loan and contained in the Consent, Waiver and Amendment dated June 15, 2017 by and among the Company, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., Novitex, Novitex Parent, L.P., Ex-Sigma, HOVS LLC and HandsOnFund 4 I, LLC, amending the Novitex Business Combination Agreement (the “Consent, Waiver and Amendment”). The Consent, Waiver and Amendment provided among other things for the Company to reimburse Ex-Sigma for costs and fees related to the maintenance of the Margin Loan, other than payments of principal, interest and original issue discount.

The Company was not the primary beneficiary because the Company did not have the power to direct the activities that most significantly impacted the economic performance of Ex-Sigma. Accordingly, the Company did not consolidate the financial statements of Ex-Sigma and did not have any assets or liabilities related to Ex-Sigma and the Company did not have an investment in Ex-Sigma. The Company reaffirmed its assessment as of June 8, 2020.

Ex-Sigma 2 paid off the balance of the Margin Loan as of December 31, 2019, and as such the maximum exposure to loss as a result of the Company’s involvement with Ex-Sigma is $0. Ex-Sigma 2 distributed the shares held by it during the first quarter of 2020 and is no longer a shareholder of Exela. Ex-Sigma and Ex-Sigma 2 ceased to be variable interest entities upon the distribution that occurred on February 21, 2020.

Use of Estimates in Preparation of the Financial Statements

Estimates and judgments relied upon in preparing these consolidated financial statements include revenue recognition for multiple element arrangements, allowance for doubtful accounts, income taxes, depreciation, amortization, employee benefits, equity-based compensation, contingencies, goodwill, intangible assets, right of use assets and obligation, pension obligations, pension assets, fair value of assets and liabilities acquired in acquisitions, and asset and liability valuations. The Company regularly assesses these estimates and records changes in estimates in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Going Concern

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required under ASC 205-40, management’s evaluation should initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Substantial Doubt Raised

In performing the first step of the evaluation, we concluded that the following conditions raised substantial doubt about our ability to continue as a going concern:

•

history of net losses of $509.1 million and $169.8 million for the years ended December 31, 2019 and December 31, 2018, respectively, including goodwill and other intangible asset impairment of $349.6 million, for the year ended December 31, 2019 and $48.1 million for the year ended December 31, 2018;

•	net operating cash outflow of $63.9 million in 2019 and inflow of $23.6 million in 2018;
•	working capital deficits of $147.1 million as of December 31, 2019 and $123.5 million as of December 31, 2018;
•	significant cash payments for interest on our long-term debt of $144.5 million in 2019 and a similar amount expected in 2020;
•	a liability incurred of $56.4 million for Appraisal Action (as described further in Note 14);
•

a requirement that the Company maintain a minimum of $40.0 million and $35.0 million in liquidity, at all times, to not be considered in default of the A/R Facility and the Credit Agreement (as defined below); and

•	an accumulated deficit of $1,211.5 million.

Furthermore, under the terms of each of the First Lien Credit Agreement, dated as of July 12, 2017, as amended and restated as of July 13, 2018 and as further amended and restated as of April 16, 2019 (the “Credit Agreement”), and the Indenture and First Supplemental Indenture (collectively, the “Indenture”), dated July 12, 2017, the Company was required to deliver to lender the December 31, 2019 audited financial statements by April 14, 2020, which the Company failed to do. Such failure was an event of default under the Credit Agreement if not cured within 30 days of receiving a notice of default. The Company received such notice on April 15, 2020. Additionally, under the terms of the A/R Facility (as described in Note 21), the Company was required to furnish to each lender the December 31, 2019 audited financial statements by May 11, 2020, which the Company failed to do. In May 2020, both the Credit Agreement and the A/R Facility were amended. Refer to Consideration of Management’s Plans section below.

Consideration of Management’s Plans

In performing the second step of this assessment, we are required to evaluate whether it is probable that our plans will be effectively implemented within one year after the financial statements are issued and whether it is probable those plans will alleviate the substantial doubt about our ability to continue as a going concern.

As of June 5, 2020, the Company had $94.1 million in available cash and an additional source of liquidity of $13.4 million from the borrowing facilities.

The Company has undertaken the following plans to improve our available cash balances, liquidity and cash flows generated from operations, over the twelve-month period from the date the financial statements are issued, as follows:

•

On January 10, 2020, certain subsidiaries of the Company entered into a $160.0 million A/R Facility with a five-year term. The Company used the proceeds of the initial borrowings to repay outstanding revolving borrowings under the Company’s senior credit facility and to provide additional liquidity and funding for the ongoing business needs of the Company and its subsidiaries. As of June 8, 2020, the Company has fully drawn on the remaining availability under the A/R Facility.  Additionally, the A/R Facility agreement includes a requirement that the Company maintain a minimum of $40.0 million in liquidity, at all times, to not be considered in default.

•

On March 16, 2020, the Company and its indirect wholly owned subsidiaries, Merco Holdings, LLC and SourceHOV Tax, LLC entered into a Membership Interest Purchase Agreement with Gainline Source Intermediate Holdings LLC at which time Gainline Source Intermediate Holdings LLC acquired all of the outstanding membership interests of SourceHov Tax for $40.0 million, subject to adjustment as set forth in the purchase agreement of approximately $2.0 million.

•

On March 23, 2020, in response to the potential impact of the COVID-19 pandemic, the Company implemented a temporary freeze on increases to base salaries and wages unless where contractually mandated. Additionally, in connection with the incentive program administered by the Company for hourly, non-exempt employees, a new maximum was put in place to limit the amount of incentives that could be earned in any given two (2) week pay period. Although the Company expects these to be short-term actions, it expects these actions will result in a cash savings to the Company of approximately $23.4 million on an annual basis.

•

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.  The refundable payroll tax credits and deferment of employer side social security payments provisions of the CARES Act will benefit Company’s liquidity by approximately $29.0 million.

•

On May 18, 2020, the Company amended the Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum liquidity of $35.0 million. Refer to Note 11 - Long-Term Debt and Credit Facilities for additional discussion.

•

On May 21, 2020, the Company also amended the A/R Facility to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Refer to Note 21 – Subsequent Events for additional discussion.

Management Assessment of Ability to Continue as a Going Concern

The Company has a history of negative trends in its financial condition and operating results as well as recent noncompliance with covenants with its respective lenders. However, despite these conditions, the Company believes management’s plans, as described fully above, will provide sufficient liquidity to meet its financial obligations and further, maintain levels of liquidity as specifically required under the Credit Agreement and the A/R Facility. Therefore, management concluded these plans alleviate the substantial doubt that was raised about our ability to continue as a going concern for at least twelve months from the date that the financial statements were issued.

Future Plans and Considerations

Our plans to further enhance liquidity, which were not considered for the purposes of our assessment of whether substantial doubt is alleviated, include the potential sale of certain non-core assets that are not central to the Company’s long-term strategic vision, and any potential action with respect to these operations would be intended to allow the Company to better focus on its core businesses. The Company has retained financial advisors to assist with the sale of select assets. The Company expects to use the potential net proceeds from this initiative for the paydown of debt.

Our plans are subject to inherent risks and uncertainties, which become significantly magnified when the effects of the current pandemic and related financial crisis are included in the assessment. Accordingly, there can be no assurance that our plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash deposited with financial institutions and liquid investments with original maturity dates equal to or less than three months. All bank deposits and money market accounts are considered cash and cash equivalents. The Company holds cash and cash equivalents at major financial institutions, which often exceed Federal Deposit Insurance Corporation insured limits. Historically, the Company has not experienced any losses due to bank depository concentration.

Certificates of deposit and fixed deposits whose original maturity is greater than three months and one year or less are classified as short-term investments, and certificates of deposit and fixed deposits whose maturity is greater than one year at the balance sheet date are classified as non-current assets in the consolidated balance sheets. The purchase of any certificates of deposit or fixed deposits that are classified as short-term investments or non-current assets appear in the investing section of the consolidated statements of cash flows.

Restricted Cash

As part of the Company's legal claims processing service, the Company holds cash for various settlement funds once the fund is in the wind down stage and claims have been paid. The cash is used to pay tax obligations and other liabilities of the settlement funds. The Company has recorded a liability for the settlement funds received, which is included in Obligation for claim payment in the consolidated balance sheets, of $39.1 million and $56.0 million at December 31, 2019 and 2018, respectively.

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

Inventories

Inventories are valued at the lower of cost and net realizable value method and include the cost of raw materials, labor, and purchased subassemblies. Cost is determined using the weighted average method. Net inventories as of December 31, 2019 and 2018 were $19.0 million and $16.2 million, respectively.

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

Trade Names

The Company has determined that its trade name intangible assets are indefinite-lived assets and therefore are not subject to amortization. Trade names are tested for impairment as per the Company’s policy for impairment of indefinite-lived assets.

Trademarks

The Company has determined that its trademark intangible assets resulting from acquisitions are definite-lived assets and therefore are subject to amortization. The Company amortizes such trademarks on a straight-line basis over the estimated useful life, which is typically one year.

Developed Technology

The Company has acquired various developed technologies embedded in its technology platform.  Developed technology is an integral asset to the Company in providing solutions to customers and is recorded as an intangible asset. The Company amortizes developed technology on a straight-line basis over the estimated useful life, which is typically 5 to 8.5 years.

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

Outsourced Contract Costs

Costs of outsourcing contracts, including costs incurred for bid and proposal activities, are generally expensed as incurred. However, certain costs incurred upon initiation of an outsourcing contract are deferred and expensed on a straight-line basis over the estimated contract term. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment activities and can be separated into two principal categories: contract commissions and set-up/fulfillment costs. Contract fulfillment costs are capitalized only if they are directly attributable to a specifically anticipated future contract; represent the enhancement of resources that will be used in satisfying a future performance obligation (the services under the anticipated contract); and are expected to be recovered.

Non-compete Agreements

The Company acquired certain non-compete agreements in connection with the Novitex Business Combination. These were related to four Novitex executives that were terminated following the acquisition. As of December 31, 2019 these agreements were fully amortized.

Assembled Workforce

The Company acquired an assembled workforce in an asset purchase transaction in the fourth quarter of 2018. The Company recognized an intangible asset for the acquired assembled workforce and amortizes the asset on a straight-line basis over the estimated useful life of four years.

Impairment of Indefinite-Lived Assets

The Company conducts its annual indefinite-lived assets impairment tests on October 1st of each year for its indefinite-lived assets, or more frequently if indicators of impairment exist. When performing the impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. A quantitative assessment requires comparison of fair value of the asset to its carrying value. If carrying value of the indefinite-lived assets exceeds fair value, the Company recognizes an impairment loss by an amount which is equal to the excess of carrying value over fair value. The Company utilizes the Income Approach, specifically the Relief-from-Royalty method, which has the basic tenet that a user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. Refer to Note 9- Intangible Assets and Goodwill for additional discussion of impairment of trade names.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, including finite-lived trade names, trademarks, customer relationships, developed technology, capitalized software costs, outsourced contract costs, acquired software, workforce, and property, plant and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows based in part on the financial results and the expectation of future performance.

The Company did not record any material impairment related to its property, plant, and equipment, customer relationships, trademarks, developed technology, capitalized software, or outsourced contract costs for the years ended December 31, 2019, 2018, and 2017.

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

The Company conducts its annual goodwill impairment tests on October 1st of each year, or more frequently if indicators of impairment exist. When performing the annual impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would be required to perform a quantitative impairment analysis for goodwill. The quantitative analysis requires a comparison of fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company uses a combination of the Guideline Public Company Method of the Market Approach and the Discounted Cash Flow Method of the Income Approach to determine the reporting unit fair value. Refer to Note 9- Intangible Assets and Goodwill for additional discussion of impairment of goodwill.

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

The following table summarizes the Company’s interest rate swap positions as of December 31, 2019:

		December 31, 2019
Effective	Maturity	(In Millions)	Weighted Average
date	date	Notional Amount	Interest Rate
1/12/2018	1/12/2021	$328.1	1.9275%

The interest rate swap, which is used to manage the Company's exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, the change in the fair value of the derivative is recorded directly in other income (expense), net. Other income (expense), net includes a loss of $4.3 million and a gain of $2.5 million related to the change in fair value of the interest rate swap for the years ended December 31, 2019 and 2018, respectively.

Benefit Plan Accruals

The Company has defined benefit plans in the U.K and Germany, under which participants earn a retirement benefit based upon a formula set forth in the respective plans. The Company records annual amounts relating to its pension plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, and compensation increases. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so.

Leases

The Company determines if a contract is, or contains, a lease at contract inception. Operating leases are included in operating lease right-of-use ("ROU") assets, current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company's consolidated balance sheet. Finance leases are included in property, plant and equipment, current portion of finance lease liabilities and finance lease liabilities, net of current portion in the Company's consolidated balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, ROU assets include initial direct costs incurred by the lessee as well as any lease payments made at or before the commencement date, and exclude lease incentives. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of one year or less are not recorded on the balance sheet.

Finance lease ROU assets are amortized over the lease term or the useful life of the asset, whichever is shorter. The amortization of finance lease ROU assets is recorded in depreciation expense in the consolidated statements of operations. For operating leases, we recognize expense for lease payments on a straight-line basis over the lease term.

Stock-Based Compensation

The Company accounts for all equity-classified awards under stock-based compensation plans at their “fair value.” This fair value is measured at the fair value of the awards at the grant date and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of the awards on the grant date is determined using the stock price on the respective grand date in the case of restricted stock units and using an option pricing model in the case of stock options. The expense resulting from share-based payments is recorded in Selling, general and administrative expense in the accompanying consolidated statements of operations.

Revenue Recognition

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of our material sources of revenue are derived from contracts with customers, primarily relating to the provision of business and transaction processing services within each of our segments. We do not have any significant extended payment terms, as payment is received shortly after goods are delivered or services are provided.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region and by segment for the years ended December 31, 2019, 2018, and 2017:

	Years Ended December 31,
	2019				2018 (As Restated)				2017 (As Restated)
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$958,625	$256,721	$71,332	$1,286,678	$1,034,941	$228,015	$84,560	$1,347,516	$675,613	$233,595	$91,619	$1,000,827
EMEA	248,466	—	—	248,466	211,314	—	—	211,314	130,098	—	—	130,098
Other	27,193	—	—	27,193	27,392	—	—	27,392	14,966	—	—	14,966
Total	$1,234,284	$256,721	$71,332	$1,562,337	$1,273,647	$228,015	$84,560	$1,586,222	$820,677	$233,595	$91,619	$1,145,891

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018 (As Restated)
Accounts receivable, net	$261,400	$270,812
Deferred revenues	16,621	16,940
Customer deposits	27,765	34,235
Costs to obtain and fulfill a contract	4,977	6,623

Accounts receivable, net includes $34.1 million and $39.5 million as of December 31, 2019 and 2018, respectively, representing amounts not billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $14.4 million during the year ended December 31, 2019 that had been deferred as of December 31, 2018.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. We recognized $2.9 million and $3.1 million of amortization for these costs in 2019 and 2018, respectively, within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from customers in advance for postage. The majority of the amounts recorded as of December 31, 2018, and received throughout 2019, were used to pay for postage with the corresponding postage revenue being recognized during the year ended December 31, 2019.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of December 31, 2019 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

2020	$50,664
2021	38,586
2022	32,814
2023	27,408
2024	26,452
2025 and thereafter	27,141
Total	$203,065

Research and Development

Research and development costs are expensed as incurred. Research and development costs expensed for the years ended December 31, 2019, 2018, and 2017 were $1.7 million, $2.0 million, and $2.3 million, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2019, 2018, and 2017, were $1.1 million, $0.9 million, and $0.7 million, respectively.

Income Taxes

The Company accounts for income taxes by using the asset and liability method. The Company accounts for income taxes regarding uncertain tax positions and recognized interest and penalties related to uncertain tax positions in income tax benefit/(expense) in the consolidated statements of operations.

Deferred income taxes are recognized on the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as determined under tax laws and rates. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized.  Due to numerous ownership changes, the Company is subject to limitations on existing net operating losses under Section 382 of the Internal Revenue Code (the “Code”). Accordingly, valuation allowances have been established against a portion of the net operating losses to reflect estimated Section 382 limitations. The Company also considered the realizability of net operating losses not limited by Section 382. The Company did not consider future book income as a source of taxable income when assessing if a portion of the deferred tax assets are more likely than not to be realized. However, scheduling the reversal of existing deferred tax liabilities indicated that a portion of the deferred tax assets are likely to be realized. Therefore, partial valuation allowances were established against a portion of the Company’s deferred tax assets. In the event the Company determines that it would be able to realize deferred tax assets that have valuation allowances established, an adjustment to the net deferred tax assets would be recognized as a component of income tax expense through continuing operations.

The Company engages in transactions (i.e. acquisitions) in which the tax consequences may be subject to uncertainty and examination by the varying taxing authorities. Therefore, judgment is required by the Company in assessing and estimating the tax consequences of these transactions. While the Company’s tax returns are prepared and based on the Company’s interpretation of tax laws and regulations, in the normal course of business the tax returns are subject to examination by the various taxing authorities. Such examinations may result in future assessments of additional tax, interest and penalties. For purposes of the Company’s income tax provision, a tax benefit is not recognized if the tax position is not more likely than not to be sustained based solely on its technical merits. Considerable judgment is involved in determining which tax positions are more likely than not to be sustained. Refer to Note 12 - Income Taxes for further information.

Loss Contingencies

The Company reviews the status of each significant matter, if any, and assesses its potential financial exposure considering all available information including, but not limited to, the impact of negotiations, settlements, rulings, advice of legal counsel and other updated information and events pertaining to a particular matter. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. Judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to loss contingencies, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation, and may revise its estimates. These revisions in the estimates of the potential liabilities could have a material impact on the results of operations and financial position of the

Company. The Company’s liabilities exclude any estimates for legal costs not yet incurred associated with handling these matters.

Operations

A portion of the Company’s labor and operations is situated outside of the United States in India and other locations. The carrying value of long-lived assets that are situated outside of the United States is approximately $33.7 million and $34.4 million as of December 31, 2019 and 2018, respectively

Foreign Currency Translation

The functional currency for the Company’s production operations located in India, Philippines, China, and Mexico is the United States dollar. Included in other expense as Sundry expense (income), net in the consolidated statements of operations are net exchange gains of $0.5 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively, and a loss of $1.4 million for the year ended December 31, 2017.

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

Beneficial Conversion Feature

The Company's Series A Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) contains a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the beneficial conversion feature by allocating the intrinsic value of the conversion option, which is the number of shares of Common Stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of Common Stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Series A Preferred Stock. As a result of the occurrence of events meeting the definition of a “Fundamental Change” as defined in the Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock of the Company during the period, the Company recognized the entire dividend equivalent of $16.4 million as of December 31, 2017. There was no dividend equivalent recognized in 2018 and 2019.

Net Loss per Share

Earnings per share (“EPS”) is computed by dividing net loss available to holders of the Company’s Common Stock by the weighted average number of shares of Common Stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, using the more dilutive of the two-class method or if-converted method in periods of earnings. The two class method is an earnings allocation method that determines earnings per share for Common Stock and participating securities. As the Company experienced net losses for the periods presented, the impact of participating Series A Preferred Stock was calculated based on the “if-converted” method. Diluted EPS excludes all dilutive potential of shares of Common Stock if their effect is anti-dilutive.

For the year ended December 31, 2019 shares of the Company’s Series A Preferred Stock, if converted would have resulted in an additional 5,250,129 shares of Common Stock outstanding, but were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The Company has not included the effect of 35,000,000 warrants sold in the Quinpario Initial Public Offering (“IPO”) and the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units and options of 5,247,005,  4,463,597, and 4,590,520, respectively in the calculation of diluted loss per share for the years ended December 31, 2019, 2018 and 2017 as their effects were anti-dilutive.

The components of basic and diluted EPS are as follows:

	Year Ended December 31,
	2019	2018 (As Restated)	2017 (As Restated)
Net loss attributable to common stockholders (A)	$(512,425)	$(173,461)	$(228,348)
Weighted average common shares outstanding - basic and diluted (B)	145,718,936	147,773,089	104,914,382
Loss Per Share:
Basic and diluted (A/B)	$(3.52)	$(1.17)	$(2.18)

The weighted average common shares outstanding - basic and diluted, in the table above, are excluding in each case the 4,570,734 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action (the “Appraisal Shares”).

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

Refer to Note 15 — Fair Value Measurement for further discussion.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) no. 2016-02, Leases (ASC 842). This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted this guidance effective January 1, 2019, under the modified retrospective transition method provided by ASU 2018-11 with the following practical expedients below:

•	Not to record leases with an initial term of 12 months or less on the balance sheet; and
•	Not to reassess the (1) definition of a lease, (2) lease classification, and (3) initial direct costs for existing leases during transition.

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

Effective January 1, 2019, the Company adopted ASU no. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this ASU addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the year ended December 31, 2019.

Effective January 1, 2019, the Company adopted ASU no. 2017-12, Derivatives and Hedging (Topic 815); Targeted Improvements to Accounting for Hedging Activities. The amendments in this ASU better align the risk management activities and financial reporting for these hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the year ended December 31, 2019.

Effective January 1, 2019, the Company adopted ASU no. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive

Income. The amendments in this ASU address a narrow-scope financial reporting issue related to the tax effects that may become “stranded” in accumulated other comprehensive income (“AOCI”) as a result of the Tax Cuts and Jobs Act (“TCJA”). An entity may elect to reclassify the income tax effects of the TCJA on items within AOCI to retained earnings. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the year ended December 31, 2019.

Effective January 1, 2019, the Company adopted ASU no. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting to amend the accounting for share-based payment awards issued to nonemployees. Under the revised guidance, the accounting for awards issued to nonemployees will be similar to the model for employee awards, except the ASU allows an entity to elect on an award-by-award basis to use the contractual term as the expected term assumption in the option pricing model, and the cost of the grant is recognized in the same period(s) and in the same manner as if the grantor had paid cash. The adoption had no impact on the Company's financial position, results of operations, and cash flows for the year ended December 31, 2019.

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) no. 2014-09, Revenue from Contracts with Customers (ASC 606). Under ASU 2014-09, revenue is recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018. The results for the reporting period beginning after January 1, 2018 are presented in accordance with the new standard, although historical information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. The adoption of ASC 606 had a material impact on the Company's financial position, results of operations and cash flows as of or for the period ended December 31, 2018, primarily due to the change in contract costs capitalization criteria. However, we expect the impact of the adoption of the new standard will be immaterial to our results of operations on an ongoing basis. The cumulative effect of accounting change recognized was $12.8 million recorded as an increase to beginning balance of accumulated deficit.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU no. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The ASU is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

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

In November 2019, the FASB issued ASU no. 2019-08, Codification Improvements — Share-Based Consideration Payable to a Customer. This ASU clarifies the accounting for share-based payments issued as consideration payable to a customer in accordance with ASC 606. Under the ASU, entities apply the guidance in ASC 718 to measure and classify share-based payments issued to a customer that are not in exchange for a distinct good or service (i.e., share-based sales incentives). Accordingly, entities use a fair-value-based measure to calculate such incentives on the grant date, which is the date on which the grantor (the entity) and the grantee (the customer) reach a mutual understanding of the key terms and conditions of the share-based consideration. The result is reflected as a reduction of revenue in accordance with the guidance in ASC 606 on consideration payable to a customer. After initial recognition, the measurement and classification of the share-based sales incentives continue to be subject to ASC 718 unless (1) the award is subsequently modified when vested and (2) the grantee is no longer a customer. The guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

In December 2019, the FASB issued ASU no. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes, for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. It also clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The ASU is effective for the Company for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption is permitted. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

3. Restatement of Previously Issued Financial Statements

On March 11, 2020, management in concurrence with the Audit Committee of the Board of Directors, concluded that our 2018 and 2017 consolidated financial statements, included in our Annual Reports on Form 10-K as of and for the fiscal years ended December 31, 2018 and 2017, and our unaudited consolidated financial statements as of and for each of the first three quarterly periods in 2019 and all quarterly periods in 2018, included in our Quarterly Reports on Form 10-Q for the respective periods, should no longer be relied upon due to misstatements that are described in greater detail below, and that we would restate such financial statements to make the necessary accounting corrections. Details of the restated consolidated financial statements as of and for the fiscal years ended December 31, 2018 and 2017 are provided below. In addition, details of the restated interim financial information for each of the quarterly periods in fiscal 2018 and for the first three quarters of fiscal 2019, as presented in Note 20, Unaudited Quarterly Financial Data.

The restatements reflect adjustments to correct errors including the Company’s non-accrual of a liability related to dissenting shareholders arising out of the Novitex Business Combination, the under accrual of certain reimbursement obligations under the Consent, Waiver and Amendment, certain errors in recognition of revenues under ASC 605, incorrect classification of the loss on extinguishment of debt as cash flows from financing activities instead of cash flows from operating activities, incorrect capitalization of outsourced contracts costs and other miscellaneous adjustments. The nature and impact of these adjustments are described below and detailed in the tables below. Also see Note 20, Unaudited Quarterly Financial Data, for the impact of these adjustments on each of the quarterly periods.

(a)	Appraisal Action Liability Adjustments

During the fourth quarter of fiscal 2019, the Company identified an error as a result of non-accrual of liability and interest thereon for the obligation to pay the fair market value of the shares of certain former stockholders of SourceHOV under the Appraisal Action. As previously reported, on September 21, 2017, former stockholders of SourceHOV, who owned 10,304 shares of SourceHOV common stock, filed a petition for Appraisal Action arising out of the Novitex Business Combination. In the Appraisal Action, the petitioners sought, among other things, a determination of the fair value of their shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. The parties and their experts offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination. On January 30, 2020, the Court issued its post-trial Memorandum Opinion in the Appraisal Action, in which it found that the fair value of SourceHOV as of the Closing Date was $4,591 per share, and on March 26, 2020, the Court issued its final order and judgment awarding the petitioners $57,698,426 inclusive of costs and interest.  Per the Court’s opinion, the legal rate of interest, compounded quarterly, accrues on the per share value from the Closing Date until the date of payment to petitioners.  As a result of the Appraisal Action, 4,570,734 shares of our Common Stock issued to Ex-Sigma 2, our principal stockholder at the Closing of the Novitex Business Combination, have been returned to the Company during the first quarter of 2020. Interest accrues on the value of the shares from the date of the Business Combination until the liability is paid. Until the third quarter of 2019, the Company had included a disclosure on the Appraisal Action as a part of the Commitment and Contingencies footnote in its consolidated financial statements but had not recorded a liability or accrued interest thereon for the obligation. After evaluating the historical accounting treatment applied to the Appraisal Action, the Company has determined that its historical accounting was in error and the obligation to pay the fair market value of the former stockholders’ shares represented an obligation as of the date the Appraisal Action was submitted in September 2017. The liability should have been recorded in 2017 at the estimated fair value of the shares tendered. This error resulted in $43.1 million, $40.6 million and $37.8 million understatement of accrued liabilities and commensurate understatement of total stockholders’ deficit, as at September 30, 2019, December 31, 2018 and 2017, respectively. Further, this error resulted in $2.4 million, $2.9 million and $1.2 million understatement of loss for the nine months ended September 30, 2019 and for the years ended December 31, 2018 and 2017, respectively, due to the unrecorded interest expense accrual associated with the Company’s obligations related to the Appraisal Action. Interest should have been accrued in the relevant periods at the rate set by the Delaware Court of Chancery. The correction of this error also reduced the number of shares outstanding by 4,570,734 shares for purposes of the weighted average outstanding common shares computation used to calculate basic and diluted loss per share during the respective periods. These are the number of shares of our Common Stock issued at the Closing of the Novitex Business Combination to Ex-Sigma 2 in respect of the former stockholders’ shares subject to the Appraisal Action that were returned to the Company during the first quarter of 2020.

(b)	Outsourced Contract Cost Adjustments

A $5.3 million understatement of loss for the nine months ended September 30, 2019 and a $3.2 million overstatement of loss for the year ended December 31, 2018, due to incorrect capitalization of employee training related costs during the set-up phase as costs of fulfilling contracts which should have been expensed under ASC 340-40. Additionally, an adjustment of $15.4 million was recorded to increase accumulated deficit as of January 1, 2018 to correct the previously-recorded transition adjustment for costs of fulfilling contracts upon the adoption of ASC 606 and ASC 340-40. These errors resulted in $17.3 million and $12.0 million overstatement of intangible assets, net as of September 30, 2019 and December 31, 2018, respectively.

(c)	Other Misstatement Adjustments

Expense Reimbursement Adjustments:

During the second half of 2019, we reimbursed Ex-Sigma 2 approximately $4.5 million in total, out of that $2.1 million of underwriting discount and commission expenses and $0.3 million of advisory fee were incurred by Ex-Sigma 2 in a secondary offering in April 2018 and $2.1 million of expenses related to the discount to the market price on shares sold by Ex-Sigma 2 in a secondary offering in June 2019 and required to be reimbursed pursuant to the terms of the Consent, Waiver and Amendment, amending the Novitex Business Combination Agreement, dated February 21, 2017. Approximately $2.4 million and $2.1 million of these expenses should have been recorded in the 2018 and the second quarter of 2019, respectively. This error resulted in a $2.1 million and $2.4 million understatement of loss for the quarter ended June 30, 2019 and for the year ended December 31, 2018, respectively.

Further, $1.5 million paid to Ex-Sigma 2 in July 2019 for the fees incurred in connection with the secondary offering, out of total reimbursement of $4.5 million in the second half of 2019 as discussed above, was erroneously recorded as selling, general and administrative expenses in the third quarter of 2019. This error resulted in a $1.5 million overstatement of loss for the third quarter of 2019.

Additionally, the Company did not record related party expense accrual associated with the Company’s obligation to reimburse Ex-Sigma 2 in connection with premium payments made by Ex-Sigma 2 under the Margin Loan and required to be reimbursed pursuant to the terms of the Consent, Waiver and Amendment. It resulted in a $1.7 million and $5.2 million understatement of loss for the nine months ended September 30, 2019 and for the year ended December 31, 2018.

The above errors, together, resulted in an understatement of related party payables by $5.0 million as of the reported interim quarters ended June 30, 2018 and September 30, 2018; an understatement of related party payables by $7.6 million as of the year ended December 31, 2018 and the reported interim quarter ended March 31, 2019; and an understatement of related party payables by $11.4 million and $9.9 million as of the quarters ended June 30, 2019 and September 30, 2019, respectively.

The Company incorrectly classified $0.5 million and $0.4 million of related party expense as selling, general and administrative expenses for the nine months ended September 30, 2019 and for the year ended December 31, 2018, respectively. This resulted in an overstatement of selling, general and administrative expenses and understatement of related party expense. This error had no impact on net loss.

Revenue Recognition Adjustments:

A $4.8 million understatement of loss, for the year ended December 31, 2017, was due to incorrect recognition of revenue of $6.4 million and related cost of revenue of $1.6 million in 2017 related to a multiple element arrangement that included a software license where vendor specific objective evidence (VSOE) of fair value was not established for the undelivered elements of the arrangement under the previous revenue recognition guidance in ASC 985-605. This error resulted in a $6.4 million understatement of deferred revenue and a $1.6 million understatement of prepaid expenses and other current assets as at December 31, 2017. After correction of this error in the fiscal 2017 financial statements, the Company derecognized this deferred revenue of $6.4 million and prepaid expenses and other current assets of $1.6 million, resulting in net increase in the retained earnings of $4.8 million on adoption of ASC 606 and ASC 340-40 on January 1, 2018.

Further, a $1.9 million understatement of revenues and understatement of cost of revenue by the same amount for the nine months ended September 30, 2019, were due to incorrect application of the gross vs. net presentation guidance under ASC 606. The Company incorrectly netted the costs of rendering service from the revenue under a contract with one customer. This error had no impact on net loss.

Cash Flows Classification Adjustments:

The Company determined that operating cash flows were understated and financing cash flows overstated in the statement of cash flows by $0.1 million and $34.5 million for the years ended December 31, 2018 and 2017, respectively, as a result of the incorrect interpretation of ASU 2016-15 (Classification of Certain Receipts and Cash Payments) and application on a retrospective basis upon adoption of ASU 2016-15 in 2018. Further, the Company determined that operating cash flows were overstated and investing cash flows understated in the statement of cash flows by $14.3 million, $7.5 million and $11.0 million for the nine months ended September 30, 2019 and for the years ended December 31, 2018 and 2017, respectively, as a result of misclassification of cash flows associated with outsourced contract costs.

Other Adjustments:

In addition to the errors described above, the restated financial statements also include adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States dollars except share and per share amounts)

	As of December 31, 2018
	As Previously Reported	Restatement Adjustment	As Restated	Restatement Reference
Assets
Current assets
Cash and cash equivalents	$25,615	$10,591	$36,206	c
Restricted cash	18,239	(10,591)	7,648	c
Accounts receivable, net of allowance for doubtful accounts of $4,359	270,812	—	270,812
Inventories, net	16,220	—	16,220
Prepaid expenses and other current assets	25,015	(78)	24,937	c
Total current assets	355,901	(78)	355,823
Property, plant and equipment, net of accumulated depreciation of $154,060	132,986	—	132,986
Goodwill	708,258	—	708,258
Intangible assets, net	407,021	(12,001)	395,020	b
Deferred income tax assets	16,225	120	16,345	c
Other noncurrent assets	19,391	—	19,391
Total assets	$1,639,782	$(11,959)	$1,627,823

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payables	$99,853	$—	$99,853
Related party payables	7,735	7,628	15,363	c
Income tax payable	1,996	—	1,996
Accrued liabilities	66,008	41,347	107,355	a, c
Accrued compensation and benefits	54,583	(2,372)	52,211	c
Accrued interest	49,071	—	49,071
Customer deposits	34,235	—	34,235
Deferred revenue	16,504	—	16,504
Obligation for claim payment	56,002	—	56,002
Current portion of finance lease liabilities	17,498	—	17,498
Current portion of long-term debts	29,237	—	29,237
Total current liabilities	432,722	46,603	479,325
Long-term debt, net of current maturities	1,306,423	—	1,306,423
Finance lease liabilities, net of current portion	26,738	—	26,738
Pension liabilities	25,269	2,372	27,641	c
Deferred income tax liabilities	11,212	2	11,214	c
Long-term income tax liabilities	3,024	—	3,024
Other long-term liabilities	15,400	(683)	14,717	c
Total liabilities	1,820,788	48,294	1,869,082
Commitments and Contingencies (Note 14)

Stockholders' equity (deficit)
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 152,692,140 shares issued and 150,142,955 shares outstanding (including the 4,570,734 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action)	15	—	15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 4,569,233 shares issued and outstanding	1	—	1
Additional paid in capital	482,018	(36,566)	445,452
Less: Common Stock held in treasury, at cost; 2,549,185 shares	(10,342)	—	(10,342)
Equity-based compensation	41,731	—	41,731
Accumulated deficit	(678,563)	(23,829)	(702,392)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(6,565)	142	(6,423)
Unrealized pension actuarial losses, net of tax	(9,301)	—	(9,301)
Total accumulated other comprehensive loss	(15,866)	142	(15,724)
Total stockholders’ deficit	(181,006)	(60,253)	(241,259)
Total liabilities and stockholders’ deficit	$1,639,782	$(11,959)	$1,627,823

As of December 31, 2018

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $40.6 million to accrued liabilities at December 31, 2018.

(b)	Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $12.0 million of decrease to intangible assets, net at December 31, 2018.

(c)	Other Misstatement Adjustments:

Expense Reimbursement Adjustments: The correction of this misstatement resulted in an increase of $7.6 million to related party payables.

Other Adjustments - Corrections to other misstatements were as follows: (i) Reclassification of operating accounts that are not restricted resulted in an increase of $10.6 million in cash and cash equivalents and decrease of $10.6 million to restricted cash. (ii) Reclassification of pension liabilities between long-term and short-term resulted in a decrease of $2.4 million to Accrued compensation and benefits and an increase of $2.4 million to pension liabilities. (iii) Correction of ASC 842 implementation related deferred rents decreased other long-term liabilities by $0.7 million. (iv) Correction of non-accrual of legal expenses related to 2019 resulted in an increase of $0.7 million to accrued liabilities.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands of United States dollars except per share amounts)

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Revenue	$1,586,222	$—	$1,586,222	$1,152,324	$(6,433)	$1,145,891	c
Cost of revenue (exclusive of depreciation and amortization)	1,209,874	3,529	1,213,403	829,143	(1,599)	827,544	b, c
Selling, general and administrative expenses (exclusive of depreciation and amortization)	184,651	257	184,908	220,955	—	220,955	c
Depreciation and amortization	145,485	(7,408)	138,077	98,890	—	98,890	b
Impairment of goodwill and other intangible assets	48,127	—	48,127	69,437	—	69,437
Related party expense	4,334	8,069	12,403	33,431	—	33,431	c
Operating loss	(6,249)	(4,447)	(10,696)	(99,532)	(4,834)	(104,366)
Other expense (income), net:
Interest expense, net	153,095	2,896	155,991	128,489	1,187	129,676	a
Debt modification and extinguishment costs	1,067	—	1,067	35,512	—	35,512
Sundry expense (income), net	(3,271)	—	(3,271)	2,295	—	2,295
Other expense (income), net	(3,030)	—	(3,030)	(1,297)	—	(1,297)
Net loss before income taxes	(154,110)	(7,343)	(161,453)	(264,531)	(6,021)	(270,552)
Income tax (expense) benefit	(8,407)	54	(8,353)	60,246	822	61,068
Net loss	$(162,517)	$(7,289)	$(169,806)	$(204,285)	$(5,199)	$(209,484)
Dividend equivalent on Series A Preferred Stock related to beneficial conversion feature	—	—	—	(16,375)	—	(16,375)
Cumulative dividends for Series A Preferred Stock	(3,655)	—	(3,655)	(2,489)	—	(2,489)	c
Net loss attributable to common stockholders	$(166,172)	$(7,289)	$(173,461)	$(223,149)	$(5,199)	$(228,348)
Loss per share:
Basic and diluted	$(1.09)	$(0.08)	$(1.17)	$(2.08)	$(0.10)	$(2.18)

For the year ended December 31, 2018

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $2.9 million to interest expense for the year ended December 31, 2018.

(b)

Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $4.2 million of increase to cost of revenue and a decrease of $7.4 million to depreciation and amortization for the year ended December 31, 2018.

(c)	Other Misstatement Adjustments:

Expense Reimbursement Adjustments: The correction of this misstatement resulted in an increase of $8.1 million to related party.

Other Adjustments - Corrections to other misstatements were as follows: (i) Correction of ASC 842 implementation related deferred rents decreased cost of revenue by $0.7 million. (ii) Correction of non-accrual of legal expenses related to 2019 resulted in an increase of $0.3 million to selling, general and administrative expenses.

For the year ended December 31, 2017

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $1.2 million to interest expense for the year ended December 31, 2018.

(c)	Other Misstatement Adjustments:

Revenue Recognition Adjustments:  The correction of this misstatement resulted in a decrease of $6.4 million to revenue and a decrease of $1.6 million to cost of revenue for the year ended December 31, 2017.

Other Adjustments - Corrections to other misstatements were as follows: (i) The correction of all misstatements resulted in an increase of $0.8 million to income tax expense.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands of United States dollars)

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Net loss	$(162,517)	$(7,289)	$(169,806)	$(204,285)	$(5,199)	$(209,484)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,371)	167	(6,204)	3,353	(25)	3,328	c
Unrealized pension actuarial gains (losses), net of tax	1,753	—	1,753	1,285	—	1,285
Total other comprehensive loss, net of tax	$(167,135)	$(7,122)	$(174,257)	$(199,647)	$(5,224)	$(204,871)

For the year ended December 31, 2018

The $2.1 million decrease to net income was primarily driven by the misstatements in the Appraisal Action liability adjustments, outsourced contract adjustments, expense reimbursement adjustments and other adjustments. See additional descriptions of the net income impacts in the consolidated statement of operations for the year ended December 31, 2018 section above.

For the year ended December 31, 2017

The $5.2 million decrease to net income was primarily driven by the misstatements in the Appraisal Action liability adjustments, revenue recognition adjustments and other adjustments. See additional descriptions of the net income impacts in the consolidated statement of operations for the year ended December 31, 2017 section above.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands of United States dollars)

	For the Year Ended December 31, 2018			For the Year Ended December 31, 2017
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Cash flows from operating activities
Net loss	$(162,517)	$(7,289)	(169,806)	$(204,285)	$(5,199)	(209,484)
Adjustments to reconcile net loss			—			—
Depreciation and amortization	145,485	(7,408)	138,077	98,890	—	98,890	b
Fees paid in stock	—	—	—	23,875	4,698	28,573	c
HGM contract termination fee paid in stock	—	—	—	10,000	—	10,000
Original issue discount and debt issuance cost amortization	10,913	—	10,913	12,280	—	12,280
Debt modification and extinguishment costs	—	103	103	—	34,459	34,459	c
Impairment of goodwill and other intangible assets	48,127	—	48,127	69,437	—	69,437
Provision for doubtful accounts	2,767	—	2,767	500	—	500
Deferred income tax provision	3,352	(132)	3,220	(66,723)	(822)	(67,545)	c
Share-based compensation expense	7,647	—	7,647	6,743	—	6,743
Foreign currency remeasurement	(1,180)	—	(1,180)	1,382	—	1,382
Loss (gain) on sale of assets	2,095	592	2,687	399	157	556	c
Fair value adjustment for interest rate swap	(2,540)	—	(2,540)	(1,297)	—	(1,297)
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	(19,319)	—	(19,319)	(4,832)	—	(4,832)
Prepaid expenses and other assets	(2,820)	—	(2,820)	2,628	(1,599)	1,029	c
Accounts payable and accrued liabilities	5,157	3,658	8,815	69,551	7,620	77,171	c
Related party payables	(6,710)	7,628	918	4,907	—	4,907	c
Additions to outsource contract costs	—	(4,009)	(4,009)	—	(10,992)	(10,992)	b
Net cash provided by (used in) operating activities	30,457	(6,857)	23,600	23,455	28,322	51,777

Cash flows from investing activities
Purchase of property, plant and equipment	(20,072)	—	(20,072)	(14,440)	—	(14,440)
Additions to internally developed software	(7,438)	—	(7,438)	(7,843)	—	(7,843)
Additions to outsourcing contract costs	(7,552)	7,552	—	(10,992)	10,992	—	b
Cash acquired in Quinpario reverse merger	—	—	—	91	—	91
Cash paid in acquisition, net of cash received	(34,810)	—	(34,810)	(423,797)	—	(423,797)
Proceeds from sale of assets	3,568	—	3,568	4,607	—	4,607
Net cash provided by (used in) investing activities	(66,304)	7,552	(58,752)	(452,374)	10,992	(441,382)

Cash flows from financing activities
Change in bank overdraft	—	—	—	(210)	—	(210)
Loss on extinguishment of debt	1,067	(1,067)	—	35,512	(35,512)	—	c
Proceeds from issuance of stock	—	—	—	204,417	—	204,417
Cash received from Quinpario	—	—	—	27,031	(4,698)	22,333	c
Repurchases of Common Stock	(7,221)	—	(7,221)	(249)	—	(249)
Contribution from Shareholders	—	—	—	20,548	—	20,548
Cash paid for equity issuance costs	(7,500)	—	(7,500)	(149)	—	(149)
Lease terminations	—	(592)	(592)	—	(157)	(157)	c
Retirement of previous credit facilities	—	—	—	(1,055,736)	—	(1,055,736)
Cash paid for debt issuance costs	(1,094)	964	(130)	(39,837)	1,053	(38,784)	c
Principal payments on finance lease obligations	(16,068)	—	(16,068)	(11,361)	—	(11,361)
Borrowings from senior secured revolving facility	30,000	—	30,000	72,600	—	72,600
Repayments on senior secured revolving facility	(30,000)	—	(30,000)	(72,500)	—	(72,500)
Proceeds from issuance of notes	—	—	—	977,500	—	977,500
Proceeds from senior secured term loans	30,000	—	30,000	343,000	—	343,000
Borrowings from other loans	11,557	—	11,557	3,116	—	3,116
Principal repayments on senior secured term loans and other loans	(12,651)	—	(12,651)	(27,955)	—	(27,955)
Net cash provided by (used in) financing activities	(1,910)	(695)	(2,605)	475,727	(39,314)	436,413
Effect of exchange rates on cash	122	—	122	429	—	429
Net decrease in cash and cash equivalents	(37,635)	—	(37,635)	47,237	—	47,237
Cash, restricted cash, and cash equivalents
Beginning of period	81,489	—	81,489	34,252	—	34,252
End of period	$43,854	$—	$43,854	$81,489	$—	$81,489

Supplemental cash flow data:
Income tax payments, net of refunds received	$7,827	$—	$7,827	$5,711	$—	$5,711
Interest paid	146,076	—	146,076	69,622	—	69,622
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	14,920	—	14,920	6,973	—	6,973
Leasehold improvements funded by lessor	1,565	—	1,565	146	—	146
Issuance of Common Stock as consideration for Novitex	—	—	—	244,800	—	244,800
Accrued capital expenditures	2,820	—	2,820	1,621	—	1,621
Dividend equivalent on Series A Preferred Stock	—	—	—	16,375	—	16,375
Liability assumed of Quinpario	—	—	—	4,672	26	4,698

For the year ended December 31, 2018

Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations section for the year ended December 31, 2018 above.

Cash flow classification adjustment related to incorrect interpretation of ASU 2016-15 (Classification of Certain Receipts and Cash Payments) in 2018 resulted in a net increase to cash flows provided by operating activities of $0.1 million, a decrease to net cash flows provided by financing activities of $0.1 million for the year ended December 31, 2018. (Debt modification and extinguishment costs, loss on extinguishment of debt & cash paid for debt issuance costs)

The misstatements in the cash flow misclassifications category related to lease terminations resulted in a decrease to net cash flows provided by financing activities of $0.6 million and an increase to net cash flows provided by operating activities of $0.6 million for the year ended December 31, 2018. (Loss on sale of assets and lease terminations)

The misstatements in the outsourcing contract cost adjustment category resulted in a decrease to net cash flows provided by operating activities of $11.4 million ($7.4 million of depreciation and amortization and $4.0 million of additions to outsourcing contract costs), and an increase to net cash flows provided by investing activities of $7.6 million (Additions to outsourcing contract costs) for the year ended December 31, 2018.

No other misstatements impacted the classifications between net operating, net investing, or net financing cash flow activities for the year ended December 31, 2018.

For the year ended December 31, 2017

Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations section for the year ended December 31, 2017 above.

Cash flow classification adjustment related to incorrect interpretation of ASU 2016-15 (Classification of Certain Receipts and Cash Payments) in 2017 resulted in a net increase to cash flows provided by operating activities of $34.5 million, a decrease to net cash flows provided by financing activities of $34.5 million for the year ended December 31, 2017 (Debt modification and extinguishment costs, loss on extinguishment of debt & cash paid for debt issuance costs).

The misstatements in the cash flow misclassifications category related to (a) Lease terminations resulted in a decrease to net cash flows provided by financing activities of $0.2 million and an increase to net cash flows provided by operating activities of $0.2 million (loss on sale of assets and lease terminations) and (b) Fees paid in stock to Quinpario resulted in an increase of $4.7 million to net cash provided by operating activities and a decrease of $4.7 million to cash flows provided by net financing cash flow activities for the year ended December 31, 2017.

The misstatements in the outsourcing contract cost adjustment category resulted in a decrease to net cash flows provided by operating activities of $11.0 million (Additions to outsourcing contract costs), and an increase to net cash flows provided by investing activities of $11.0 million (Additions to outsourcing contract costs) for the year ended December 31, 2017.

No other misstatements impacted the classifications between net operating, net investing, or net financing cash flow activities for the year ended December 31, 2017.

4. Business Combinations

Asterion

On April 10, 2018, Exela completed the acquisition of Asterion International Group (“Asterion,” the “Asterion Business Combination”), a well-established provider of technology driven business process outsourcing, document management and business process automation across Europe. The purchase price was approximately $19.5 million. The acquisition was strategic to expanding Exela’s European business.

The acquired assets and assumed liabilities of Asterion were recorded at their estimated fair values. The following table summarizes the consideration paid for Asterion and the fair value of the assets acquired and liabilities assumed at the acquisition date on April 10, 2018:

Assets Acquired:
Cash and cash equivalents	$5,595
Accounts receivable	25,740
Other current assets	2,282
Inventories	1,137
Property, plant, and equipment	4,747
Deferred income tax assets	6,316
Other noncurrent assets	522
Intangible assets	3,525
Goodwill	1,493
Total identifiable assets acquired	$51,357
Liabilities Assumed:
Accounts payable	$(5,596)
Income tax payable	(5)
Accrued liabilities	(6,593)
Accrued compensation and benefits	(7,079)
Deferred revenue	(880)
Current portion of long term debt	(994)
Customer deposits	(462)
Pension liabilities	(7,135)
Other long-term liabilities	(1,324)
Deferred income tax liabilities	(1,171)
Capital lease obligations, net of current maturities	(650)
Total liabilities assumed	$(31,889)
Total Consideration	$19,468

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

Through the acquisition of Asterion, we expect to leverage brand awareness, strengthen margins, and expand the existing Asterion sales channels. These factors, among others, contributed to a purchase price in excess of the estimated fair value of Asterion’s identifiable net assets assumed, and as a result, the Company has recorded goodwill in connection with this acquisition. Exela recognized $73.9 million and $59.7 million in revenue related to Asterion in the Consolidated Statements of Operations for the years ended December 31, 2019 and 2018, respectively. The pro-forma financial statements of Asterion are not considered material from an overall disclosure perspective, and therefore, are not included here.

5. Accounts Receivable

Accounts receivable, net consist of the following:

	December 31,
	2019	2018
Billed receivables	$222,168	$226,252
Unbilled receivables	34,135	39,498
Other	10,072	9,421
Less: Allowance for doubtful accounts	(4,975)	(4,359)
	$261,400	$270,812

Unbilled receivables represent balances recognized as revenue that have not been billed to the customer. The Company’s allowance for doubtful accounts is based on a policy developed by historical experience and management judgment. Adjustments to the allowance for doubtful accounts may occur based on market conditions or specific client circumstances.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2019	2018
Prepaids	$23,243	$24,712
Deposits	420	225
	$23,663	$24,937

7. Leases

The following table summarizes the impact of the changes made to the January 1, 2019 consolidated balance sheet for the adoption of the new accounting standard pertaining to leases. The prior periods have not been restated and have been reported under the accounting standard in effect for those periods.

	Balance at		Balance at
	December 31,	Impact of	January 1,
	2018 (As Restated)	Lease Standard	2019
Total assets	$1,627,823	$104,214	$1,732,037
Total current liabilities	479,325	25,685	505,010
Total long-term liabilities	1,389,757	79,028	1,468,785

The increase in total assets and total liabilities at January 1, 2019 from December 31, 2018 was due to the impact from the adoption of the new accounting standard pertaining to lease arrangements.

Company’s ROU assets and lease liabilities as of December 31, 2019 are recorded on the consolidated balance sheet as follows:

December 31,
2019
Balance sheet location:
Operating Lease
Operating lease right-of-use assets, net	$93,627
Current portion of operating lease liabilities	25,345
Operating lease liabilities, net of current portion	73,282
Finance Lease
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	30,835
Current portion of finance lease liabilities	13,788
Finance lease liabilities, net of current portion	20,272

As of December 31, 2019, the weighted-average remaining lease term of operating leases and finance leases was 4.8 years and 3.2 years, respectively. The weighted-average discount rate for operating leases and finance leases was 10.5% and 9.1%, respectively.

The interest on financing lease liabilities for the year ended December 31, 2019 was $3.3 million. The amortization expense on finance lease right-of-use assets for the year ended December 31, 2019 was $15.1 million.

The following table summarizes maturities of finance and operating lease liabilities based on lease term as of December 31, 2019:

	Finance	Operating
	Leases	Leases
2020	$16,282	$33,315
2021	10,652	26,210
2022	5,696	20,589
2023	2,941	15,348
2024	2,632	11,606
2025 and thereafter	1,554	17,356
Total lease payments	39,757	124,424
Less: Imputed interest	(5,697)	(25,797)
Present value of lease liabilities	$34,060	$98,627

At December 31, 2018, the Company had the following future minimum payments due under non-cancelable leases:

	Finance	Operating
	Leases	Leases
2019	$20,080	$38,057
2020	11,851	29,346
2021	9,018	22,239
2022	4,169	16,782
2023	2,244	12,302
2024 and thereafter	3,617	18,874
Total minimum lease payments	$50,979	$137,600
Less: imputed interest	(6,743)
Total net minimum lease payments	44,236
Less: Current portion of obligations under finance leases	(17,498)
Long-term portion of obligations under finance leases	$26,738

Consolidated rental expense for all operating leases was $77.3 million, $83.8 million, and $60.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

The following table summarizes the cash paid and related right-of-use operating finance or operating lease recognized for the year ended December 31, 2019.

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50,398
Financing cash flows from finance leases	20,860
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	19,127
Finance leases	10,731

8. Property, Plant and Equipment, Net

Property, plant, and equipment, which include assets recorded under finance leases, are stated at cost less accumulated depreciation, and amortization, and consist of the following:

	Estimated Useful Lives	December 31,
	(in Years)	2019	2018
Land	N/A	$6,884	$6,888
Buildings and improvements	7 – 40	20,288	20,518
Leasehold improvements	Shorter of life of improvement or lease term	47,036	56,589
Vehicles	5 – 7	531	717
Machinery and equipment	5 – 15	28,489	62,746
Computer equipment and software	3 – 8	92,500	130,864
Furniture and fixtures	5 – 15	9,440	8,724
Finance lease right-of-use assets	Shorter of life of the asset or lease term	85,464	—
		290,632	287,046
Less: Accumulated depreciation and amortization		(176,995)	(154,060)
Property, plant and equipment, net		$113,637	$132,986

Depreciation expense related to property, plant and equipment was $41.4 million, $43.1 million, and $31.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

9. Intangible Assets and Goodwill

Intangibles

Intangible assets are stated at cost or acquisition-date fair value less amortization and impairment and consist of the following:

	December 31, 2019
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,074	$(237,313)	$270,761
Developed technology	89,053	(87,109)	1,944
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	16,726	(11,749)	4,977
Internally developed software	43,261	(12,129)	31,132
Trademarks	23,378	(23,370)	8
Non-compete agreements	1,350	(1,350)	—
Assembled workforce	4,473	(1,118)	3,355
Purchased software	26,749	(1,783)	24,966
Intangibles, net	$721,464	$(379,021)	$342,443

	December 31, 2018 (As Restated)
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,905	$(190,666)	$317,239
Developed technology	89,053	(85,967)	3,086
Trade names (c)	9,400	(3,100)	6,300
Outsource contract costs	15,439	(8,817)	6,622
Internally developed software	36,820	(6,278)	30,542
Trademarks	23,379	(23,370)	9
Non-compete agreements	1,350	(1,350)	—
Assembled workforce	4,473	—	4,473
Purchased software	26,749	—	26,749
Intangibles, net	$714,568	$(319,548)	$395,020

(a)	Amounts include intangibles acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2019 is net of accumulated impairment losses of $44.1 million, of which $1.0 million was recognized in 2019.
(c)	The carrying amount of trade names for 2018 is net of accumulated impairment losses of $43.1 million, of which $3.7 million was recognized in 2018.

During the third quarter of 2019, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, and concluded that a triggering event for an interim impairment analysis had occurred. As part of the assessment, it was determined that the increase in the discount rate applied in the valuation was required to reflect current market dynamics and company-specific risk. This higher discount rate, in conjunction with revised long-term projections, resulted in lower than previously projected long-term future cash flows for the reporting units which reduced the estimated fair value to below carrying value. As a result of the interim impairment assessment in the third quarter, the Company recorded an impairment charge to goodwill and trade names of $96.2 million (as restated) and $1.0 million, respectively. The Company did not update its analysis for purposes of the annual impairment test as of October 1, 2019 as the measurement date of the impairment test performed during the quarter-ended September 30, 2019 was one day from the annual impairment test date.

Additionally, later during the fourth quarter of 2019, the Company conducted its annual budgeting process along with an update to its long-range plan. Following the completion of that process, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, concluding that a second triggering event for an impairment analysis had occurred. Revised long-term projections coupled with a decline in the market capitalization, resulted in lower than previously projected long-term future cash flows for the reporting units which reduced the estimated fair value to below carrying value. Accordingly, we performed another quantitative impairment test as of December 31, 2019, resulting in an additional impairment charge of $252.4 million to goodwill. Therefore, as a result of these two interim impairment assessments in the third and fourth quarters of 2019, impairment charges totaling $348.6 million and $1.0 million were recorded to goodwill and trade names, respectively, for the year ended December 31, 2019. Accumulated impairment losses on goodwill were $560.9 million and $212.3 million as at December 31, 2019 and 2018, respectively.

In connection with the completion of the annual impairment test as of October 1, 2018, the Company recorded impairment charges of $44.4 million and $3.7 million to goodwill and trade names, respectively.

The impairment charges are included within Impairment of goodwill and other intangible assets in the consolidated statements of operations for both 2018 and 2019.

Aggregate amortization expense related to intangibles was $59.3 million, $94.9 million (as restated), and $67.1 million (as restated) for the years ended December 31, 2019, 2018, and 2017, respectively.

Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense (As Restated)
2020	$55,323
2021	50,015
2022	45,535
2023	37,168
2024	29,704
Thereafter	120,163
$337,908

Goodwill

Goodwill by reporting segment consists of the following:

	Beginning of Year Balance (a)	Additions		Reductions		Currency Translation Adjustments	End of Year Balance (a)
ITPS	$566,215	$5,580	(c)	$—		$(220)	$571,575
HS	86,786	—		—		—	86,786
LLPS	94,324	—		(44,427)	(b)	—	49,897
Total - Year 2018	$747,325	$5,580		$(44,427)		$(220)	$708,258
ITPS	571,575	—		(317,525)	(d)	70	254,120
HS	86,786	—		—		—	86,786
LLPS	49,897	—		(31,032)	(e)	—	18,865
Total - Year 2019	$708,258	$—		$(348,557)		$70	$359,771

(a)	The carrying amount of goodwill for all periods presented is net of accumulated impairment losses of $167.9 million.
(b)	The reduction in goodwill is due to $44.4 million for impairment recorded in the fourth quarter of 2018.
(c)	Addition to goodwill due to the Asterion Business Combination (Refer to note 4) and other immaterial acquisitions in the third and fourth quarter of 2018.
(d)	The reduction in goodwill for the ITPS segment is due to $317.5 million for impairment recorded for the year ended December 31, 2019.
(e)	The reduction in goodwill for the LLPS segment is due to $31.0 million for impairment recorded for the year ended December 31, 2019.

10. Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	December 31,
	2019	2018 (As Restated)
Accrued taxes (exclusive of income taxes)	$9,608	$10,606
Accrued lease exit obligations	1,127	1,694
Accrued professional and legal fees	33,421	31,220
Accrued appraisal action liability	56,412	40,649
Accrued rent	—	1,421
Accrued transaction costs	2,250	2,250
Other accruals	18,735	19,515
	$121,553	$107,355

Other Long-term liabilities consist of the following:

	December 31,
	2019	2018 (As Restated)
Deferred revenue	$339	$432
Accrued rent	669	7,650
Accrued lease exit obligations	136	369
Accrued compensation expense	2,075	2,173
Other	3,743	4,093
	$6,962	$14,717

11. Long-Term Debt and Credit Facilities

Senior Secured Notes

On July 12, 2017, the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by certain subsidiaries of the Company. The Notes bear interest at a rate of 10.0% per year. The Company pays interest on the Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The Notes will mature on July 15, 2023. As of December 31, 2019, the Company was in compliance with all covenants required under the Notes.

Debt Refinancing

Upon the closing of the Novitex Business Combination on July 12, 2017, the $1,050.7 million outstanding balance of SourceHOV related debt facilities and the $420.5 million outstanding balance of Novitex related debt facilities were paid off using proceeds from the Credit Agreement (as defined below) and issuance of the Notes.

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

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount (“OID”) of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022. As of December 31, 2019 and 2018 the Company had outstanding irrevocable letters of credit totaling $20.6 million under the senior secured revolving facility.

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

On May 18, 2020, the Company amended the Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. In the event the Company delivers the annual and quarterly financial statements described above within the time frames stated within such agreement (which the Company believes it has now satisfied with respect to the annual financial statements, but not with respect to quarterly financial statements), the Company will, upon delivery of such financial statements, be in compliance with the Credit Agreement, with respect to the financial statement delivery requirements set forth therein. Pursuant to the amendment, the Company also amended the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum Liquidity (as defined in the amendment) of $35.0 million. As of December 31, 2019, the Company was in compliance with all covenants required under these senior credit facilities.

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

2018 Incremental Term Loan

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

The Company may voluntarily repay the Repricing Term Loans and the Incremental Term Loans (collectively, the “Term Loans”) at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans.

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

Other than as described above, the terms, conditions and covenants applicable to the 2019 Incremental Term Loans are consistent with the terms, conditions and covenants that are applicable to the Repricing Term Loans and 2018 Incremental Term Loans under the Credit Agreement. The Repricing and issuance of the 2018 and 2019 Incremental Term Loans resulted in a partial debt extinguishment, for which Exela recognized $1.4 million in debt extinguishment costs in the second quarter of 2019.

Long- Term Debt Outstanding

As of December 31, 2019 and 2018, the following long-term debt instruments were outstanding:

	December 31,
	2019	2018
Other (a)	$30,232	25,321
First lien credit agreement (b)	360,583	335,896
Senior secured notes (c)	979,060	974,443
Revolver	65,000	—
Total debt	1,434,875	1,335,660
Less: Current portion of long-term debt	(36,490)	(29,237)
Long-term debt, net of current maturities	$1,398,385	$1,306,423

(a)

Other debt represents outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans entered into by subsidiaries of the Company.

(b)	Net of unamortized original issue discount and debt issuance costs of $6.5 million and $18.9 million as of December 31, 2019 and $8.3 million and $24.5 million as of December 31, 2018.
(c)	Net of unamortized original issue discount and debt issuance costs of $14.9 million and $6.0 million as of December 31, 2019 and $18.2 million and $7.3 million as of December 31, 2018.

As of December 31, 2019, maturities of long-term debt are as follows:

Maturity
2020	$36,490
2021	25,198
2022	91,187
2023	1,325,445
2024	2,921
Thereafter	—
Total long-term debt	1,481,241
Less: Unamortized discount and debt issuance costs	(46,366)
$1,434,875

12. Income Taxes

The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

For financial reporting purposes, income/ (loss) before income taxes includes the following components:

	Year Ended December 31,
	2019	2018 (As Restated)	2017 (As Restated)
United States	$(511,165)	$(180,245)	$(281,009)
Foreign	9,691	18,792	10,457
	$(501,474)	$(161,453)	$(270,552)

The provision for federal, state, and foreign income taxes consists of the following:

	Year Ended December 31,
	2019	2018 (As Restated)	2017 (As Restated)
Federal
Current	$(1,308)	$1,308	$(722)
Deferred	(3,879)	(2,006)	(59,425)
State
Current	2,255	390	1,407
Deferred	(807)	2,339	(7,178)
Foreign
Current	5,770	3,435	5,794
Deferred	5,611	2,887	(944)
Income Tax Expense (Benefit)	$7,642	$8,353	$(61,068)

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% and the amount of income taxes provided for are as follows:

	Year Ended December 31,
	2019	2018 (As Restated)	2017 (As Restated)
Tax at statutory rate	$(105,310)	$(33,905)	$(94,693)
Add (deduct)
State income taxes	(7,666)	(6,557)	(4,219)
Foreign income taxes	4,390	1,228	305
Nondeductible transaction costs	—	—	27,311
Nondeductible goodwill impairment	61,699	9,002	10,497
Permanent differences	1,275	2,542	438
Litigation settlement	3,310	608	415
Changes in valuation allowance	30,064	19,433	(6,159)
Unremitted earnings	1,604	4,735	—
Changes in U.S tax rates	—	—	(4,784)
Deemed mandatory repatriation	—	—	7,441
GILTI Inclusion	3,772	2,289	—
Expiration of tax attributes	10,807	8,353	—
Other	3,697	625	2,380
Income Tax Expense (Benefit)	$7,642	$8,353	$(61,068)

The Tax Cuts and Jobs Act (“TCJA”) was signed by the President of the United States and enacted into law on December 22, 2017. This overhaul of the U.S. tax law made a number of substantial changes, including the reduction of the corporate tax rate from 35% to 21%, establishing a dividends received deduction for dividends paid by foreign subsidiaries to the U.S., elimination or limitation of certain deductions (interest, domestic production activities and executive compensation), imposing a mandatory tax on previously unrepatriated earnings accumulated offshore since 1986 and establishing global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments.

The TCJA subjects a U.S. shareholder to tax on Global Intangible Low-taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected the accounting policy to recognize the tax expense related to GILTI in the year the tax is incurred as a period expense. At December 31 2019, the Company has included GILTI related to current-year operations in the amount of $18.0 million to compute the annual effective tax rate. At December 31, 2018, the Company had provided $2.3 million for tax impacts of GILTI.

Beginning in 2018, the TCJA also subjects a U.S. shareholder of a controlled foreign corporation to current tax on certain payments from corporations subject to U.S. tax to related foreign persons, also referred to as base erosion and anti-abuse tax ("BEAT"). The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company recorded zero tax expense related to BEAT for the year ended December 31, 2019. The Company had recorded $1.3 million tax expense related to BEAT for the year ended December 31, 2018.

The components of deferred income tax liabilities and assets are as follows:

	Year Ended December 31,
	2019	2018 (As Restated)
Deferred income tax liabilities:
Book over tax basis of intangible and fixed assets	$(77,088)	$(94,648)
Unremitted foreign earnings	(6,339)	(4,735)
Operating and finance right-of-use assets	(16,981)	—
Other, net	$(2,571)	$(4,079)
Total deferred income tax liabilities	(102,979)	(103,462)

Deferred income tax assets:
Allowance for doubtful accounts and receivable adjustments	$1,498	$1,676
Inventory	903	1,629
Accrued liabilities	11,608	9,433
Net operating loss and tax credit carryforwards	158,265	184,430
Tax deductible goodwill	8,066	3,147
Disallowed interest deduction	56,873	26,897
Operating and finance lease liabilities	18,127	—
Other, net	15,481	16,031
Total deferred income tax assets	$270,820	$243,243

Valuation allowance	(163,806)	(134,650)
Total net deferred income tax assets (liabilities)	$4,036	$5,131

Gross deferred tax assets are reduced by valuation allowances to the extent the Company determines it is not more-likely-than-not that the deferred tax assets are expected to be realized. At December 31, 2019, the Company recognized $163.8 million of valuation allowances against gross deferred tax assets primarily related to net operating loss and tax credit carryforwards. Of this amount, approximately $65.4 million and $5.8 million of the total valuation allowance relates to U.S. federal and state limitations on the utilization of net operating loss carryforwards due to numerous changes in ownership. Approximately $48.9 million and $7.2 million of the total valuation allowance relates to U.S. federal and state disallowed interest deductions pursuant to the TCJA. The remaining $37.6 million of the valuation allowance relates to non-limited U.S. and non-U.S. net operating losses, capital losses, and tax credits that are not expected to be realizable.

The net change during the year in the total valuation allowance was an increase of $29.2 million primarily related to the increase of net regular deferred tax assets and the increase of deferred tax assets related to disallowed interest deduction.

Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), limits the amount of U.S. tax attributes (net operating losses and tax credit carryforwards) following a change in ownership. The Company has determined that for the purpose of these provisions an ownership change occurred under Section 382 on April 3, 2014 and October 31, 2014 for BancTec, Inc. and its subsidiaries and RC4Capital, LLC and its subsidiaries (collectively, the “Pangea Group”) and on October 31, 2014 for the historic SourceHOV group (the "2014 Reorganization"). The Section 382 limitations significantly limit the pre-acquisition Pangea Group net operating losses. Accordingly, upon the October 31, 2014 change in control, most of the historic Pangea Group federal net operating losses were limited and a valuation allowance has been established against the related deferred tax assets. Following the filing of the October 31, 2014, Pangea Group federal tax returns and further Section 382 analysis, management finalized the amount of the limitation and as a result, approximately $3.5 million of the valuation allowance was released. Management has concluded that the U.S. tax attributes after Section 382 limitations were applied are more likely than not to be realized. With regard to Pangea Group's foreign subsidiaries, it was determined that most deferred tax assets are not likely to be realized and valuation allowances have been established. The Section 382 limit that applied to the historic SourceHOV group is greater than the net operating losses and tax credits generated in the predecessor periods. Therefore, no additional valuation allowances were established relating to Section 382 limitations other than the pre-2011 Section 382 limitations that applied.

Included in deferred tax assets are federal, foreign and state net operating loss carryforwards, federal capital loss carryforwards, federal general business credit carryforwards and state tax credit carryforwards due to expire beginning in 2020 through 2039. As of December 31, 2019, the Company has federal and state income tax net operating loss (NOL) carryforwards of $573.8 million and $421.5 million, which will expire at various dates from 2020 through 2039. Such NOL carryforwards expire as follows:

		State and Local
	Federal NOL	NOL
2020 – 2024	$86,371	$60,478
2025 – 2029	134,448	94,661
2030 – 2039	352,972	266,348
	$573,791	$421,487

As of December 31, 2019, the Company has foreign net operating loss carryforwards of $37.3 million, $1.2 million of which were generated by Exela Poland, and will expire in 2024, and the rest of which can be carried forward indefinitely.

Since the 2014 Reorganization did not result in a new tax basis of assets and liabilities for the Company, some of the goodwill continues to be deductible over the remaining amortization period for tax purposes. At December 31, 2019, approximately $41.4 million of the Company goodwill is tax deductible, $20.9 million of which is carried over from the 2014 Reorganization. Additionally, the Company has tax deductible goodwill of $17.0 million in connection with the TransCentra acquisition, and $3.5 million in connection with the Novitex acquisition. These amounts were related to the tax basis carried over from the seller in those acquisitions.

The Company adopted the provision of accounting for uncertainty in income taxes in ASC Topic 740. ASC 740 clarifies the accounting for uncertain tax positions in the Company's financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on tax returns. The total amount of unrecognized tax benefits at December 31, 2019 is $6.4 million, and if recognized $2.8 million would benefit the effective tax rate. Total accrued interest and penalties recorded on the Consolidated Balance

Sheet were $2.1 million and $2.3 million at December 31, 2019 and 2018, respectively. The total amount of interest and penalties recognized in the Consolidated Statement of Operations at December 31, 2019 was $(0.2) million. The Company does not anticipate a significant change in the amount of unrecognized tax benefits during 2018.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
	2019	2018 (As Restated)	2017 (As Restated)
Unrecognized tax benefits—January 1	$1,476	$1,047	$999
Gross increases—tax positions in prior period	1,378	301	48
Gross decreases—tax positions in prior period	(10)	—	—
Gross increases—tax positions in current period	1,470	128	—
Settlement	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits—December 31	$4,314	$1,476	$1,047

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The statute of limitations for U.S. purposes is open for tax years ending on or after December 31, 2015, However, NOLs generated in years prior to 2015 and utilized in future periods may be subject to examination by U.S. tax authorities. State jurisdictions that remain subject to examination are not considered significant. The Company has significant foreign operations in India and EMEA. The Company may be subject to examination by the India tax authorities for tax periods ending on or after March 31, 2013.

At December 31, 2019, the Company has not changed its prior indefinite reinvestment assertion on undistributed earnings related to certain foreign subsidiaries. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $105.2 million of undistributed earnings from these foreign subsidiaries as those earnings continue to be permanently reinvested. However, the Company does not indefinitely reinvest earnings in Canada, China, India, Mexico and Philippines. At December 31, 2019, the Company recorded $6.3 million of foreign withholding taxes on the undistributed earnings of these jurisdictions, $1.6 million of which was recorded in the Consolidated Statements of Operations at December 31, 2019 and $4.7 million was recorded at December 31, 2018.

13. Employee Benefit Plans

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

Norway Pension Plan

The Company’s subsidiary in Norway provides pension benefits to eligible retirees and eligible dependents. Employees eligible for participation include all employees who were more than three years from retirement prior to March 2018. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. The expected rate of return assumptions for plan assets relate solely to the Norway plan and are based mainly on historical performance achieved over a long period of time (10 to 20 years) encompassing many business and economic cycles. The Company assumed a weighted average expected long-term rate on plan assets of 3.8%.

Asterion Pension Plan

The Company acquired in 2018 through the Asterion Business Combination the obligation to provide pension benefits to eligible retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to July 2003. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan.

With respect to all of the plans as discussed, no new employees are registered under these plans and the employees who are already eligible to receive benefits under these plans are no longer employed by the Company.

Funded Status

The change in benefit obligations, the change in the fair value of the plan assets and the funded status of the Company’s pension plans (except for the German pension plan which is unfunded) and the amounts recognized in the Company’s consolidated financial statements are as follows:

	Year ended December,
	2019	2018
Change in Benefit Obligation:
Benefit obligation at beginning of period	$90,051	$91,875
Additional obligation due to acquisition	—	5,631
Service cost	80	82
Interest cost	2,448	2,350
Actuarial loss (gain)	9,168	(4,356)
Plan amendments	(835)	1,334
Benefits paid	(3,082)	(1,558)
Foreign-exchange rate changes	3,131	(5,307)
Benefit obligation at end of year	$100,961	$90,051

Change in Plan Assets:
Fair value of plan assets at beginning of period	$62,952	$64,886
Additional assets due to acquisition	—	2,184
Actual return on plan assets	10,906	(1,432)
Employer contributions	2,557	2,477
Benefits paid	(2,995)	(1,421)
Foreign-exchange rate changes	2,455	(3,742)
Fair value of plan assets at end of year	75,875	62,952
Funded status at end of year	$(25,086)	$(27,099)

Net amount recognized in the Consolidated Balance Sheets:
Pension liability (a)	$(25,681)	$(27,641)
Amounts recognized in accumulated other comprehensive loss, net of tax consist of:
Net actuarial loss	(8,059)	(9,301)
Net amount recognized in accumulated other comprehensive loss, net of tax	$(8,059)	$(9,301)

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate projected benefit obligation	$100,961	$90,050
Aggregate accumulated benefit obligation	$100,961	$90,050
Aggregate fair value of plan assets	$75,875	$62,883

(a)

Consolidated balance of $25.7 million for the year ended December 31, 2019 includes pension liabilities of $20.6 million, $2.4 million, $2.1 million and $0.1 million under U.K., Asterion, German and Norway pension plans, respectively, and minimum regulatory benefit for a Philippines legal entity of $0.5 million. Consolidated balance of $27.6 million for the year ended December 31, 2018 includes pension liabilities of $22.0 million, $2.8 million, $1.8 million and $0.5 million under U.K., Asterion, German and Norway pension plans, respectively, and minimum regulatory benefit for a Philippines legal entity of $0.5 million.

Amounts in Accumulated Other Comprehensive Loss Expected to be Recognized in Net Periodic Benefit Costs in 2020

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

As of December 31, 2019, the estimated pre-tax amount that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year will be net actuarial loss of $1.8 million and prior service cost of $0.1 million.

Tax Effect on Accumulated Other Comprehensive Loss

As of December 31, 2019 and 2018, the Company recorded actuarial losses of $8.1 million and $9.3 million, respectively, which is net of a deferred tax benefit of $2.0 million and $1.7 million, respectively.

Pension and Postretirement Expense

The components of the net periodic benefit cost are as follows:

	Year ended December 31,
	2019	2018	2017
Service cost	$80	$82	$8
Interest cost	2,448	2,350	2,288
Expected return on plan assets	(2,460)	(2,841)	(2,392)
Amortization:
Amortization of prior service cost	(169)	9	(134)
Amortization of net (gain) loss	1,768	1,755	2,063
Net periodic benefit cost	$1,667	$1,355	$1,833

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

The following tables set forth the principal actuarial assumptions used to determine benefit obligation and net periodic benefit costs:

	December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
	UK		Germany		Norway		Asterion
Weighted-average assumptions used to determine benefit obligations:
Discount rate	2.10%	2.80%	1.00%	1.90%	2.30%	2.60%	1.10%	1.80
Rate of compensation increase	N/A	N/A	N/A	N/A	2.25%	2.75%	2.50%	2.50
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.80%	2.50%	1.00%	1.90%	2.30%	2.60%	1.10%	1.80
Expected asset return	3.87%	4.25%	N/A %	N/A %	3.80%	4.30%	1.10%	1.80
Rate of compensation increase	N/A	N/A	N/A	N/A	2.25%	1.75%	2.50%	2.50

The Germany plan is an unfunded plan and therefore has no plan assets. The expected rate of return assumptions for plan assets are based mainly on historical performance achieved over a long period of time (10 to 20 years) encompassing many business and economic cycles. Adjustments, upward and downward, may be made to those historical returns to reflect future capital market expectations; these expectations are typically derived from expert advice from the investment community and surveys of peer company assumptions.

The Company assumed a weighted average expected long-term rate of return on plan assets for the overall scheme of 3.86%. The Company’s long-term expected rate of return on cash is determined by reference to UK government 10 year bond yields at the balance sheet dates. The long-term expected return on bonds is determined by reference to corporate bond yields at the balance sheet date. The long-term expected rate of return on equities and diversified growth funds is based on the rate of return on UK long dated government bonds with an allowance for out-performance. The long-term expected rate of return on the liability driven investments holdings is determined by reference to UK government 20 year bond yields at the balance sheet date.

The discount rate assumption was developed considering the current yield on an investment grade non-gilt index with an adjustment to the yield to match the average duration of the index with the average duration of the plan’s liabilities. The index utilized reflected the market’s yield requirements for these types of investments.

The inflation rate assumption was developed considering the difference in yields between a long-term government stocks index and a long-term index-linked stocks index. This difference was modified to consider the depression of the yield on index-linked stocks due to the shortage of supply and high demand, the premium for inflation above the expectation built into the yield on fixed-interest stocks and the government’s target rate for inflation (CPI) at 1.8%. The assumptions used are the best estimates chosen from a range of possible actuarial assumptions which, due to the time scale covered, may not necessarily be borne out in practice.

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

The Company’s investment policy related to the defined benefit plan is to continue to maintain investments in government gilts and highly rated bonds as a means to reduce the overall risk of assets held in the fund. No specific targeted allocation percentages have been set by category, but are set at the direction and discretion of the plan trustees. The weighted average allocation of plan assets by asset category is as follows:

	December 31,
	2019	2018 (As Restated)	2017 (As Restated)
U.K. and other international equities	29.9%	27.1%	45.0%
U.K. government and corporate bonds	12.5	12.7	20.0
Diversified growth fund	41.3	38.9	35.0
Liability driven investments	16.3	21.3	N/A
Total	100.0%	100.0%	100.0%

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2019 and 2018:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$837	$837	$—	$—
Equity funds:
U.K.	13,121	—	13,121	—
Other international	8,747	—	8,747	—
Fixed income securities:
Corporate bonds / U.K. Gilts	9,446	—	9,446	—
Other investments:
Diversified growth fund	31,345	—	31,345	—
Liability driven investments	12,379	—	12,379	—
Total fair value	$75,875	$837	$75,038	$—

	December 31, 2018 (As Restated)
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$129	$129	$—	$—
Equity funds:
U.K.	10,161	—	10,161	—
Other international	6,773	—	6,773	—
Fixed income securities:
Corporate bonds / UK Gilts	7,987	—	7,987	—
Other investments:
Diversified growth fund	24,488	—	24,488	—
Liability driven investments	13,414	—	13,414	—
Total fair value	$62,952	$129	$62,823	$—

The Company identified an immaterial error in the footnotes to the previously issued financial statements as of December 31, 2018. In the previously issued financial statements the investments in Equities, Fixed Income Securities, and Other investments denominated in British Pounds relating to U.K. Plan as of December 31, 2018, were converted from British Pounds to United States Dollars using incorrect exchange rates. These amounts have been recomputed using appropriate exchange rate and correctly disclosed within the fair value hierarchy table above. As a result of this correction, the weighted average allocation of plan assets by asset category for the year ended December 31, 2018 is also restated.

The plan assets are categorized as follows, as applicable:

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

Employer Contributions

The Company’s funding is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $2.6 million and $2.5 million to its pension plans during the years ended December 31, 2019 and 2018 (as restated), respectively. The Company has fully funded the pension plans for 2019 based on current plan provisions. The Company expects to contribute $2.7 million to the pension plans during 2020, based on current plan provisions.

Estimated Future Benefit Payments

The estimated future pension benefit payments expected to be paid to plan participants are as follows:

Estimated
Benefit
Payments
Year ended December 31,
2020	$1,730
2021	1,741
2022	2,070
2023	1,997
2024	2,854
2025 - 2029	16,417
Total	$26,809

14. Commitments and Contingencies

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

Appraisal Demand

On September 21, 2017, former stockholders of SourceHOV, who owned 10,304 shares of SourceHOV common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (the “Appraisal Action”). The Appraisal Action arose out of the Novitex Business Combination, and the petitioners sought, among other things, a determination of the fair value of their shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses.  During the trial the parties and their experts offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination.  SourceHOV argued the value was no more than $1,633.85 per share and the petitioners argued the value was at least $5,079.28 per share.  On January 30, 2020, the Court issued its post-trial Memorandum Opinion in the Appraisal Action, in which it found that the fair value of SourceHOV as of the date of the Novitex Business Combination was $4,591 per share, and on March 26, 2020, the Court issued its final order and judgment awarding the petitioners $57,698,426 inclusive of costs and interest.

On May 7, 2020, SourceHOV filed a motion for new trial in relation to share count.  Following the Court’s decision on the motion for new trial, SourceHOV has the right to appeal the judgment. At this time, we cannot determine whether such motion or an appeal would be successful. Per the Court’s opinion, the legal rate of interest, compounded quarterly, accrues on the per share value from the Closing Date until the date of payment to petitioners.

As a result of the Appraisal Action, 4,570,734 shares of our Common Stock issued to Ex-Sigma 2 have been returned to the Company during the first quarter of 2020.

As of December 31, 2019, the Company accrued a liability of $56.4 million for the Appraisal Action based on management’s best estimate of total payment obligation including accrued interest.

Contract-Related Contingencies

The Company has certain contingent obligations that arise in the ordinary course of providing services to its customers. These contingencies are generally the result of contracts that require the Company to comply with certain performance measurements or the delivery of certain services to customers by a specified deadline. The Company believes the adjustments to the transaction price, if any, under these contract provisions will not result in a significant revenue reversal or have a material adverse effect on the Company’s consolidated balance sheets, consolidated statements of operations or consolidated statements of cash flows.

The Company has recorded a liability for contingent consideration related to a prior acquisition. The Company adjusts this liability to fair value at each reporting period.

On February 20, 2014, the Company’s subsidiary, Pangea Acquisitions, Inc. ("Pangea") acquired BancTec, Inc. ("BancTec") through a merger of BancTec and a Pangea subsidiary. The merger agreement for that transaction provided that contingent, or "earnout," consideration would be paid to former BancTec shareholders in the event Pangea's controlling shareholder realizes certain returns on its post-merger Pangea stock.  A liability of $0.7 million was recognized for the fair value of the contingent consideration on the acquisition date. The liability for the contingent consideration is adjusted to fair value at each reporting date. (Refer to Note 15 – Fair Value Measurements). The liability for the fair value of the contingent consideration was $0.7 million as of December 31, 2019 and 2018.

On April 13, 2018, Western Standard, LLC, in its capacity as representative of the former BancTec shareholders filed suit in the Delaware Court of Chancery alleging that the above described earnout was triggered by the Novitex Business Combination and seeks payment of approximately $8.1 million in respect of the earnout. While the Company moved to dismiss the complaint because the earnout was moot or had not been triggered, on July 24, 2019, the Company was denied its motion to dismiss.  The case is scheduled for trial September 1-3, 2020 in Wilmington, Delaware, and discovery is ongoing.

15. Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2019, and December 31, 2018, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 42.5% and 41.0% respectively, of the respective principal balance outstanding as of December 31, 2019. The fair value is substantially less than the carrying value for the long-term debt. Other debt represents the Company's outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

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

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2019 and December 31, 2018:

	Carrying	Fair	Fair Value Measurements
As of December 31, 2019	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,398,385	$632,796	$—	$632,796	$—
Interest rate swap liability	501	501	—	501	—
Acquisition contingent liability	$721	$721	$—	$—	$721
Nonrecurring assets and liabilities:
Goodwill	359,771	359,771	—	—	359,771

	Carrying	Fair	Fair Value Measurements
As of December 31, 2018 (As Restated)	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,306,423	$1,316,306	$—	$1,316,306	$—
Interest rate swap asset (1)	3,836	3,836	—	3,836	—
Acquisition contingent liability	$721	$721	$—	$—	$721
Nonrecurring assets and liabilities:
Goodwill	708,258	708,258	—	—	708,258

(1)

Due to an error in presentation of this table in the financial statement for the year ended December 31, 2018, the carrying amount and fair value of the interest rate swap was disclosed as zero. The table has been restated to include the carrying amount and fair value of the interest rate swap asset as at December 31, 2018.

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

	December 31,	December 31,
	2019	2018
Balance as of January 1,	$721	$721
Payments/Reductions	—	—
Balance as of December 31,	$721	$721

During 2019 and 2018, goodwill impairment charges totaling $348.6 million and $44.4 million were recognized. See Note 9.

16. Stock-Based Compensation

At Closing, SourceHOV had 24,535 restricted stock units (“RSUs”) outstanding under its 2013 Long Term Incentive Plan (“2013 Plan”). Simultaneous with the Closing, the 2013 Plan, as well as all vested and unvested RSUs under the 2013 Plan, were assumed by Ex-Sigma (the sole equityholder of Ex-Sigma 2), an entity formed by the former SourceHOV equity holders. In accordance with U.S. GAAP, the Company incurred compensation expenses related to the 9,880 unvested RSUs as of July 12, 2017 on a straight-line basis until fully vested, as the recipients of the RSUs were employees of the Company. All unvested RSUs under the 2013 Plan were vested by April 2019. As of December 31, 2019, there were no outstanding obligations under the 2013 Plan.

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

A summary of the status of restricted stock units related to the 2018 Plan as of December 31, 2019 is presented as follows:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Shares	Date Fair Value	(Years)	Intrinsic Value
Balance as of December 31, 2018	893,297	$5.86	0.76	$5,239
Granted	462,617	2.49
Forfeited	(242,116)	5.41
Vested	(804,493)	5.88
Balance as of December 31, 2019	309,305	$1.99	1.19	$616

The majority of the RSUs that vested in the third quarter of 2019 were net-share settled such that the Company withheld shares with value equivalent to the employee’s minimum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 194,010 shares and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payment for the employee’s tax obligations to taxing authorities were $0.2 million and is reflected as a financing activity within the Consolidated Statements of Cash flows.

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the year 2019 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period	Aggregate
	Outstanding	Date Fair Value	Exercise Price	(Years)	Intrinsic Value
Outstanding Balance as of December 31, 2018	3,570,300	$2.69	$6.06	2.92	$9,590
Granted	2,050,600	0.94
Exercised	—	—
Forfeited	(683,200)	2.64
Expired	—	—
Outstanding Balance as of December 31, 2019	4,937,700	$1.97	$4.14	2.27	$9,719

(1) None of the outstanding options are exercisable as of December 31, 2019.

As of December 31, 2019, there was approximately $6.2 million of total unrecognized compensation expense related to non-vested awards for the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $7.8 million, $7.6 million, and $6.7 million related to the 2013 Plan and 2018 Plan awards for the years ended December 31, 2019, 2018, and 2017.

17. Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock, par value $0.0001 per share. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock or as provided for in the Director Nomination Agreements, the holders of our Common Stock possess all voting power for the election of our board of directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders.  Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock. In the year 2019, 275,000 shares of Series A Preferred Stock were converted into 336,214 shares of Common Stock. As of December 31, 2019 and December 31, 2018, there were 153,638,836 and 152,692,140 shares of Common Stock issued, respectively. As of December 31, 2019 and December 31, 2018, there were 150,851,689 and 150,142,955 shares outstanding, respectively (inclusive in each case of the 4,570,734 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action).

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2019 and December 31, 2018, the Company had 4,294,233 shares and 4,569,233 shares of Series A Preferred Stock outstanding, respectively. The par value of the Series A Preferred Stock is $0.0001 per share.  Each share of Series A Preferred Stock will be convertible at the holder's option, at any time after the six month anniversary and prior to the third anniversary of the issue date, initially into 1.2226 shares of Exela Common Stock (assuming a conversion price of $8.80 per share and a third anniversary expected liquidation preference of $10.75911 per the below). Due to a Fundamental Change (as defined in the Certificate of Designations, Preferences, Rights and Limitations of Series A Preferred Stock) that occurred on August 1, 2017 as described in the beneficial conversion feature section of Note 2, holders of Series A Preferred Stock were able to convert their shares prior to the six month anniversary. Based on such assumed conversion rate, approximately 11,240,869 shares of Exela Common Stock would be issuable upon conversion of all of the shares of Series A Preferred Stock at the six month anniversary of the issue date. As of December 31, 2019, 5,250,129 shares of Common Stock are issuable upon conversion of the remaining 4,294,233 shares of Series A Preferred Stock.

Holders of the Series A Preferred Stock will be entitled to receive cumulative dividends at a rate per annum of 10% of the Liquidation Preference per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date until the third anniversary of the issue date, the amount of all accrued but unpaid dividends on the Series A Preferred Stock will be added to the Liquidation Preference without any action by the Company’s board of directors. For the year ended December 31, 2019, this amount was $3.3 million as reflected on the Consolidated Statement of Operations. The cumulative accrued but unpaid dividends of the Series A Preferred Stock since their inception on July 12, 2017 is $9.4 million. The per share average of cumulative preferred dividends is $2.2.

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

Treasury Stock

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company was entitled to purchase up to 5,000,000 shares of its Common Stock. The Share Buyback Program has expired. The Company purchased 237,962 shares in 2019 at an average share price of $2.51 under the Share Buyback Program. As of December 31, 2019, 2,787,147 shares had been repurchased under the Share Buyback Program and they are held in treasury stock. The Company records treasury stock using the cost method.

Warrants

At December 31, 2019, there were a total of 34,988,302 warrants outstanding. As part of its IPO, Quinpario had issued 35,000,000 units including one share of Common Stock and one warrant of which 34,988,302 have been separated from the original unit and 11,698 warrants remain an unseparated part of the originally issued units which are included in the number of shares of common stock outstanding referred to above. The warrants are traded on the OTC Bulletin board as of December 31, 2019.

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

18. Related-Party Transactions

Operating Facility Leases

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with Ex-Sigma 2. The rental expense for these operating leases was $0.4 million, $0.7 million, and $0.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Consulting Agreements

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was approximately $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company received consulting services from Shadow Pond, LLC.  Shadow Pond, LLC is wholly-owned and controlled by Vik Negi, the Company’s Executive Vice President Treasury and Business Affairs.  The consulting arrangement was established to compensate Mr. Negi for his services to the Company prior to becoming an employee.  The consulting arrangement with Shadow Pond, LLC terminated  and Mr. Negi continues to provide services as an employee of the Company. For the year ended December 31, 2019, the Company incurred no expenses for these services. The expense recognized for these services was approximately $0.1 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively.

Relationship with HandsOn Global Management

The Company incurred management fees to HGM, SourceHOV’s former owner, of $6.0 million for the year ended December 31, 2017. The contract with HGM was terminated upon consummation of the Novitex Business Combination, and no fees were payable after July 12, 2017.

The Company incurred reimbursable travel expenses to HGM of $0.6 million, less than $0.1 million and $0.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees relating to these agreements of $1.0 million, $0.7 million, and $0.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

During 2017, the Company incurred contract cancellation and advising fees to HGM of $23.0 million, $10.0 million of which was paid by the issuance of 1,250,000 shares of Common Stock, relating to the Novitex Business Combination. No such fees were incurred in 2019 and 2018.

Relationship with HOV Services, Ltd.

HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $1.5 million, $1.6 million, and $1.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. These expenses are included in cost of revenue in the consolidated statements of operations.

Relationship with Apollo Global Management, Inc.

The Company provides services to and receives services from certain Apollo Global Management, Inc. (“Apollo”) affiliated companies. Funds managed by Apollo held the second largest position in our Common Stock following the Novitex Business Combination and had the right to designate two of the Company’s directors pursuant to a director nomination agreement. Apollo has announced that its affiliated funds ceased being shareholders on March 11, 2020.

On November 18, 2014, one of the Company's subsidiaries entered into a master services agreement with an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, the Company provides printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. The Company recognized revenue of $0.6 million, $0.6 million and $0.3 million under this agreement for the years ended December 31, 2019, 2018 and 2017, respectively, in our consolidated statements of operations.

On January 18, 2017, one of the Company’s subsidiaries entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC (‘‘Caesars’’). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, the Company provides managed print services to Caesars, including general equipment operation, supply management, support services and technical support. The Company recognized revenue of $4.4 million, $4.1 million and $1.2 million for years ended December 31, 2019, 2018 and 2017.

On May 5, 2017, one of the Company’s subsidiaries entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provides ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. The Company recognized revenue of $1.2 million, $0.6 million and less than $0.1 million in our consolidated statements of operations from ADT LLC under this master services agreement for the years ended December 31, 2019, 2018 and 2017.

On July 20, 2017, one of the Company’s subsidiaries entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provides commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $5.4 million and $5.7 million for the year ended December 31, 2019 and 2018 and cost of revenue of less than $0.1 million for each of the years ended December 31, 2019 and 2018 from Diamond Resorts Centralized Services Company under this master services agreement. No revenue or cost of revenue was recognized in 2017 under this agreement.

In April 2016, one of the Company’s subsidiaries entered into a master services agreement with Presidio Networked Solutions Group, LLC ("Presidio Group"), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo. Pursuant to this master services agreement, Presidio Group provides the Company with employees, subcontractors, and/or goods and services. For the years ended December 31, 2019, 2018 and 2017 there were related party expenses of $1.0 million, $0.7 million and $0.3 million, respectively, for this service.

In June 2002, one of the Company’s subsidiaries entered into a systems purchase and license agreement with Evertec Group LLC (“Evertec”). Evertec is controlled by investment funds affiliated with Apollo.  Pursuant to the agreement, the Company provided system and ongoing maintenance services as detailed in the agreement. In August,

2016, another subsidiary of the Company entered into an equipment maintenance agreement with Evertec. Pursuant to the equipment maintenance agreement, the Company provides preventive and corrective maintenance service to selected equipment listed in the agreement. The Company recognized revenue of $0.3 million, $0.3 million and $0.1 million under these agreements for the year ended December 31, 2019, 2018 and 2017, respectively, in our consolidated statements of operations.

In June 2019, one of the Company’s subsidiaries entered into a master lease agreement with Presidio Technology Capital, LLC (“Presidio Capital”), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo. Pursuant to this master lease agreement, Presidio Capital provides the Company certain equipment on finance lease. The Company recorded a finance lease liability of $1.0 million for this lease. As of December 31, 2019, total finance lease liability of the Company included $0.9 million pertaining to this lease.

Relationship with Ex-Sigma and Ex-Sigma 2

The Company made payments totaling $5.6 million to Ex-Sigma 2 during the fourth quarter of 2019.  At the time of the payments, they were understood to be a reimbursement of fees and expenses relating to the Appraisal Shares under the terms of the Consent, Waiver and Amendment. At Ex-Sigma 2’s request such amount was remitted to pay down a portion of the Margin Loan on behalf of Ex-Sigma 2. Upon further review, it was determined that such expense reimbursement should be considered a reimbursement of the principal and interest on the Margin Loan and thus not subject to reimbursement under the Consent, Waiver and Amendment. These payments were not authorized or approved in advance by the Audit Committee.

Separately, the Company determined it was obligated to reimburse premium payments of $6.9 million made by Ex-Sigma 2 on the Margin Loan under the terms of the Consent, Waiver and Amendment. Pursuant to a written settlement agreement entered into in June 2020, Ex-Sigma, SourceHOV and the Company agreed that the $5.6 million of payments made during the fourth quarter of 2019 would be accepted to fully discharge the Company’s obligation to reimburse Ex-Sigma 2 for the $6.9 million of premium payments. The Company recorded related party expenses of $1.7 million and $5.2 million during the years ended December 31, 2019 and 2018, respectively, related to the Company’s obligation to reimburse Ex-Sigma 2 for premium payments on the Margin Loan.

The Company incurred reimbursable expenses to Ex-Sigma 2 of $2.1 million and $2.4 million for the years ended December 31, 2019 and 2018, respectively, in connection with secondary offerings of shares by Ex-Sigma 2, the proceeds of which were used to repay the Margin Loan. The reimbursement payments were made in the second half of 2019.

The Company incurred reimbursable expenses to Ex-Sigma 2 of $0.6 million and $0.4 million for the years ended December 31, 2019 and 2018, respectively, in connection with legal expenses of Ex-Sigma 2.

The premium payments, secondary offering fees and legal expenses were reimbursed pursuant to the terms of the Consent, Waiver and Amendment. These expenses are included in related party expense in the consolidated statements of operations.

In addition, in October 2019, the Company awarded $6.3 million in bonuses to certain employees who were also indirect equity holders of Ex-Sigma 2 through their holdings of Ex-Sigma that had been issued upon the vesting of RSUs granted under the 2013 Plan. Ex-Sigma 2 pledged all of its capital stock in the Company as collateral for the Margin Loan. The Company remitted the net amount of $4.6 million (after withholding payroll taxes of $1.7 million) toward the outstanding balance on the Margin Loan in order to benefit such employees.

The bonus amount remitted by the Company was originally determined by Ex-Sigma management based on such employees’ over-all equity ownership of Ex-Sigma. Following payment in full of the Margin Loan, during the first quarter of 2020, Ex-Sigma 2 distributed the shares of the Company’s capital stock held by it to its sole equity holder, Ex-Sigma, who distributed the shares to its equity holders, including the bonus recipients. These bonus payments were not processed or approved according to the Company’s internal control policies. In May 2020, each employee that received the bonus countersigned an authorization letter confirming their authorization for the Company to remit the amount of their net bonus to pay a portion of the Margin Loan.

The Company recorded the $6.3 million bonus payments as compensation expense in selling, general and administrative expenses in the accompanying statements of operations in the fourth quarter of 2019.

Payable and Receivable Balances with Affiliates

Payable and receivable balances with affiliates as of December 31, 2019 and December 31, 2018 are as follows below. As of December 31, 2018 there were no related party receivables:

			December 31,
	December 31, 2019		2018 (As Restated)
	Receivable	Payable	Payable
HOV Services, Ltd	$601	$—	$405
Rule 14	—	250	127
HGM	115	—	6,998
Apollo affiliated company	—	202	205
Oakana	—	1	—
Ex-Sigma 2	—	1,287	7,628
	$716	$1,740	$15,363

19. Segment and Geographic Area Information

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with its clients. The Company is organized into three segments: ITPS, HS, and LLPS.

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

The chief operating decision maker reviews segment profit to evaluate operating segment performance and determine how to allocate resources to operating segments. “Segment profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization). The Company does not allocate Selling, general, and administrative expenses, depreciation and amortization, interest expense and sundry, net. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segments are not presented. A reconciliation of segment profit to net loss before income taxes is presented below.

	Year ended December 31, 2019
	ITPS	HS	LLPS	Total
Revenue	$1,234,284	$256,721	$71,332	$1,562,337
Cost of revenue (exclusive of depreciation and amortization)	1,001,655	180,045	43,035	1,224,735
Segment profit	232,629	76,676	28,297	337,602
Selling, general and administrative expenses (exclusive of depreciation and amortization)				198,864
Depreciation and amortization				100,903
Impairment of goodwill and other intangible assets				349,557
Related party expense				9,501
Interest expense, net				163,449
Debt modification and extinguishment costs				1,404
Sundry expense, net				969
Other expense, net				14,429
Net loss before income taxes				$(501,474)

	Year ended December 31, 2018 (As Restated)
	ITPS	HS	LLPS	Total
Revenue	$1,273,647	$228,015	$84,560	$1,586,222
Cost of revenue (exclusive of depreciation and amortization)	1,010,320	151,877	51,206	1,213,403
Segment profit	263,327	76,138	33,354	372,819
Selling, general and administrative expenses (exclusive of depreciation and amortization)				184,908
Depreciation and amortization				138,077
Impairment of goodwill and other intangible assets				48,127
Related party expense				12,403
Interest expense, net				155,991
Debt modification and extinguishment costs				1,067
Sundry income, net				(3,271)
Other income, net				(3,030)
Net loss before income taxes				$(161,453)

	Year ended December 31, 2017 (As Restated)
	ITPS	HS	LLPS	Total
Revenue	$820,677	$233,595	$91,619	$1,145,891
Cost of revenue (exclusive of depreciation and amortization)	619,694	152,290	55,560	827,544
Segment profit	200,983	81,305	36,059	318,347
Selling, general and administrative expenses (exclusive of depreciation and amortization)				220,955
Depreciation and amortization				98,890
Impairment of goodwill and other intangible assets				69,437
Related party expense				33,431
Interest expense, net				129,676
Debt modification and extinguishment costs				35,512
Sundry expense, net				2,295
Other income, net				(1,297)
Net loss before income taxes				$(270,552)

The following table presents revenues by principal geographic area where the Company’s customers are located for the years ended December 31, 2019, 2018, and 2017.

	Years ended December 31,
	2019	2018 (As Restated)	2017 (As Restated)
United States	$1,286,678	$1,347,516	$1,000,827
EMEA	248,466	211,314	130,098
Other	27,193	27,392	14,966
Total Consolidated Revenue	$1,562,337	$1,586,222	$1,145,891

20. Unaudited Quarterly Financial Data

The information for the first three quarters of fiscal 2019 and for all fiscal 2018 quarters has been restated to correct the errors described in Note 3, Restatement of Previously Issued Financial Statements.

The following table presents the quarterly information for fiscal 2019 (dollars in thousands, except per share data):

	Q1 2019 (As Restated)	Q2 2019 (As Restated)	Q3 2019 (As Restated)	Q4 2019
Revenue:
ITPS	$325,172	$309,840	$292,607	$306,665
HS	61,343	63,440	62,132	69,806
LLPS	17,842	17,569	18,806	17,115
Total Revenue	404,357	390,849	373,545	393,586

Cost of revenue:
ITPS	259,272	249,589	241,867	250,927
HS	40,341	43,353	42,717	53,634
LLPS	10,988	10,889	10,861	10,297
Cost of revenue (exclusive of depreciation and amortization)	310,601	303,831	295,445	314,858

Selling, general and administrative expenses (exclusive of depreciation and amortization)	49,677	51,162	48,347	49,678
Depreciation and amortization	26,624	24,779	25,079	24,421
Impairment of goodwill and other intangible assets	—	—	97,158	252,399
Related party expense	998	5,331	1,430	1,742
Operating income (loss)	16,457	5,746	(93,914)	(249,512)

Other expense (income), net:
Interest expense, net	39,701	39,959	40,573	43,216
Debt modification and extinguishment costs	—	1,404	—	—
Sundry expense (income), net	2,715	(1,311)	165	(600)
Other income, net	1,493	2,527	406	10,003
Net loss before income taxes	(27,452)	(36,833)	(135,058)	(302,131)
Income tax (expense) benefit	(4,720)	(4,738)	3,769	(1,953)
Net loss	(32,172)	(41,571)	(131,289)	(304,084)
Cumulative dividends for Series A Preferred Stock	(914)	(914)	(884)	(597)
Net loss attributable to common stockholders	$(33,086)	$(42,485)	$(132,173)	$(304,681)
Weighted average outstanding common shares (Refer to Net Loss per Share discussion in Note 2)	145,572,221	145,466,193	145,636,749	146,161,353
Earnings per share:
Basic and diluted	$(0.23)	$(0.29)	$(0.91)	$(2.09)

The following table presents the quarterly information for fiscal 2018 (dollars in thousands, except per share data):

	Q1 2018 (As Restated)	Q2 2018 (As Restated)	Q3 2018 (As Restated)	Q4 2018 (As Restated)
Revenue:
ITPS	$311,936	$330,131	$307,313	$324,267
HS	58,632	56,314	56,776	56,293
LLPS	22,599	23,937	18,941	19,083
Total Revenue	393,167	410,382	383,030	399,643

Cost of revenue:
ITPS	246,042	262,066	247,021	255,191
HS	35,192	39,538	37,139	40,008
LLPS	13,663	13,563	12,525	11,455
Cost of revenue (exclusive of depreciation and amortization)	294,897	315,167	296,685	306,654

Selling, general and administrative expenses (exclusive of depreciation and amortization)	45,519	46,378	44,897	48,114
Depreciation and amortization	36,239	34,744	33,410	33,684
Impairment of goodwill and other intangible assets	—	—	—	48,127
Related party expense	1,181	6,783	775	3,664
Operating income (loss)	15,331	7,310	7,263	(40,600)

Other expense (income), net:
Interest expense, net	38,676	39,229	39,087	38,999
Debt modification and extinguishment costs	—	—	1,067	—
Sundry expense (income), net	229	(2,122)	(2,283)	905
Other income, net	(3,621)	(907)	(1,069)	2,567
Net loss before income taxes	(19,953)	(28,890)	(29,539)	(83,071)
Income tax (expense) benefit	(4,025)	(1,619)	733	(3,442)
Net loss	(23,978)	(30,509)	(28,806)	(86,513)
Cumulative dividends for Series A Preferred Stock	(914)	(914)	(914)	(914)
Net loss attributable to common stockholders	$(24,892)	$(31,423)	$(29,720)	$(87,427)
Weighted average outstanding common shares (Refer to Net Loss per Share discussion in Note 2)	147,569,383	147,688,855	147,092,936	147,773,089
Earnings per share:			—
Basic and diluted	$(0.17)	$(0.21)	$(0.20)	$(0.59)

The restated quarterly Consolidated Balance Sheets for the first three quarters of fiscal 2019 and fiscal 2018 are presented below:

Exela Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	As of March 31, 2019			As of March 31, 2018
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Assets
Current assets
Cash and cash equivalents	$8,262	$297	$8,559	$26,882	$2,128	$29,010	c
Restricted cash	4,998	(297)	4,701	12,549	(2,128)	10,421	c
Accounts receivable, net	278,064	—	278,064	238,680	—	238,680
Inventories, net	16,321	—	16,321	13,519	—	13,519
Prepaid expenses and other current assets	25,330	(78)	25,252	27,520	—	27,520	c
Total current assets	332,975	(78)	332,897	319,150	—	319,150
Property, plant and equipment, net	129,621	—	129,621	132,870	—	132,870
Operating lease right-of-use assets, net	100,727	—	100,727	—	—	—
Goodwill	708,285	—	708,285	747,325	—	747,325
Intangible assets, net	397,412	(13,732)	383,680	438,929	(14,678)	424,251	b
Deferred income tax assets	16,202	120	16,322	9,171	796	9,967	c
Other noncurrent assets	17,667	—	17,667	18,490	—	18,490
Total assets	$1,702,889	$(13,690)	$1,689,199	$1,665,935	$(13,882)	$1,652,053
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payables	$90,924	$—	$90,924	$77,194	$—	$77,194
Related party payables	6,184	7,628	13,812	14,172	—	14,172	c
Income tax payable	4,898	—	4,898	6,967	—	6,967
Accrued liabilities	63,138	41,880	105,018	31,805	38,412	70,217	a, c
Accrued compensation and benefits	57,961	(2,216)	55,745	49,738	(2,459)	47,279	c
Accrued interest	23,928	—	23,928	23,795	—	23,795
Customer deposits	28,410	—	28,410	36,542	—	36,542
Deferred revenue	19,966	—	19,966	15,933	—	15,933
Obligation for claim payment	46,063	—	46,063	56,554	—	56,554
Current portion of finance lease liabilities	15,961	—	15,961	14,785	—	14,785
Current portion of operating lease liabilities	27,368	—	27,368	—	—	—
Current portion of long-term debts	32,821	—	32,821	21,170	—	21,170
Total current liabilities	417,622	47,292	464,914	348,655	35,953	384,608
Long-term debt, net of current maturities	1,336,152	—	1,336,152	1,277,029	—	1,277,029
Finance lease liabilities, net of current portion	27,231	—	27,231	26,474	—	26,474
Pension liabilities	25,514	2,216	27,730	26,081	2,459	28,540	c
Deferred income tax liabilities	12,439	2	12,441	5,478	—	5,478	c
Long-term income tax liabilities	3,158	—	3,158	3,470	—	3,470
Operating lease liabilities, net of current portion	78,290	—	78,290	—	—	—
Other long-term liabilities	6,747	—	6,747	13,879	—	13,879
Total liabilities	1,907,153	49,510	1,956,663	1,701,066	38,412	1,739,478
Commitments and Contingencies
Shareholders' equity (deficit)
Common Stock	15	—	15	15	—	15
Preferred Stock	1	—	1	1	—	1
Additional paid-in capital	482,018	(36,566)	445,452	482,018	(36,566)	445,452
Treasury stock	(10,342)	—	(10,342)	(249)	—	(249)
Equity-based compensation	44,529	—	44,529	35,044	—	35,044
Accumulated deficit	(707,787)	(26,776)	(734,563)	(540,041)	(15,703)	(555,744)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(3,173)	142	(3,031)	(462)	(25)	(487)
Unrealized pension actuarial losses, net of tax	(9,525)	—	(9,525)	(11,457)	—	(11,457)
Total accumulated other comprehensive loss	(12,698)	142	(12,556)	(11,919)	(25)	(11,944)
Total stockholders' equity (deficit)	(204,264)	(63,200)	(267,464)	(35,131)	(52,294)	(87,425)
Total liabilities and equity	$1,702,889	$(13,690)	$1,689,199	$1,665,935	$(13,882)	$1,652,053

As of March 31, 2019

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $41.5 million to accrued liabilities at March 31, 2019.

(b)	Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $13.7 million of decrease to intangible assets, net at March 31, 2019.

(c)	Other Misstatement Adjustments:

Expense Reimbursement Adjustments: The correction of this misstatement resulted in an increase of $7.6 million to related party payables.

Other Adjustments - Corrections to other misstatements were as follows: (i) Reclassification of operating accounts that are not restricted resulted in an increase of $0.3 million in cash and cash equivalents and decrease of $0.3 million to restricted cash. (ii) Reclassification of pension liabilities between long-term and short-term resulted in a decrease of $2.2 million to Accrued compensation and benefits and an increase of $2.2 million to pension liabilities. (iii) Correction of non-accrual of legal expenses related to 2019 resulted in an increase of $0.4 million to accrued liabilities.

As of March 31, 2018

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $38.4 million to accrued liabilities at March 31, 2018.

(b)	Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $14.7 million of decrease to intangible assets, net at March 31, 2018.

(c)	Other Misstatement Adjustments:

Other Adjustments - Corrections to other misstatements were as follows: (i) Reclassification of operating accounts that are not restricted resulted in an increase of $2.1 million in cash and cash equivalents and decrease of $2.1 million to restricted cash. (ii) Reclassification of pension liabilities between long-term and short-term resulted in a decrease of $2.5 million to Accrued compensation and benefits and an increase of $2.5 million to pension liabilities. (iii) The correction of all misstatements resulted in an increase of $0.8 million to deferred income tax assets.

Exela Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	As of June 30, 2019			As of June 30, 2018
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Assets
Current assets
Cash and cash equivalents	$18,449	$(43)	$18,406	$55,783	$1,178	$56,961	c
Restricted cash	4,977	43	5,020	31,088	(1,178)	29,910	c
Accounts receivable, net	266,660	—	266,660	262,260	—	262,260
Related party receivables	206	—	206	—	—	—
Inventories, net	16,735	—	16,735	15,088	—	15,088
Prepaid expenses and other current assets	23,791	(78)	23,713	24,108	—	24,108	c
Total current assets	330,818	(78)	330,740	388,327	—	388,327
Property, plant and equipment, net	125,018	—	125,018	135,585	—	135,585
Operating lease right-of-use assets, net	96,498	—	96,498	—	—	—
Goodwill	708,246	—	708,246	748,708	—	748,708
Intangible assets, net	387,775	(15,771)	372,004	419,725	(14,268)	405,457	b
Deferred income tax assets	16,181	120	16,301	15,280	796	16,076	c
Other noncurrent assets	14,714	—	14,714	21,276	—	21,276
Total assets	$1,679,250	$(15,729)	$1,663,521	$1,728,901	$(13,472)	$1,715,429
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payables	$99,089	$—	$99,089	$86,304	$—	$86,304
Related party payables	238	11,433	11,671	11,987	5,036	17,023	c
Income tax payable	2,525	—	2,525	5,385	—	5,385
Accrued liabilities	59,487	42,778	102,265	40,737	39,114	79,851	a, c
Accrued compensation and benefits	52,493	(2,275)	50,218	50,905	(2,496)	48,409	c
Accrued interest	48,935	—	48,935	48,885	—	48,885
Customer deposits	28,914	—	28,914	36,997	—	36,997
Deferred revenue	19,428	—	19,428	20,654	—	20,654
Obligation for claim payment	41,496	—	41,496	94,233	—	94,233
Current portion of finance lease liabilities	15,897	—	15,897	16,568	—	16,568
Current portion of operating lease liabilities	27,444	—	27,444	—	—	—
Current portion of long-term debts	38,929	—	38,929	16,299	3,500	19,799
Total current liabilities	434,875	51,936	486,811	428,954	45,154	474,108
Long-term debt, net of current maturities	1,331,898	—	1,331,898	1,281,697	(3,500)	1,278,197
Finance lease liabilities, net of current portion	25,772	—	25,772	25,193	—	25,193
Pension liabilities	24,866	2,275	27,141	30,471	2,496	32,967	c
Deferred income tax liabilities	15,896	2	15,898	5,016	—	5,016	c
Long-term income tax liabilities	2,842	—	2,842	3,470	—	3,470
Operating lease liabilities, net of current portion	74,290	—	74,290	—	—	—
Other long-term liabilities	7,882	—	7,882	16,208	—	16,208
Total liabilities	1,918,321	54,213	1,972,534	1,791,009	44,150	1,835,159
Commitments and Contingencies
Shareholders' equity (deficit)
Common Stock	15	—	15	15	—	15
Preferred Stock	1	—	1	1	—	1
Additional paid-in capital	482,018	(36,566)	445,452	482,018	(36,566)	445,452
Treasury stock	(10,949)	—	(10,949)	(3,728)	—	(3,728)
Equity-based compensation	47,190	—	47,190	36,980	—	36,980
Accumulated deficit	(742,616)	(33,518)	(776,134)	(565,222)	(21,031)	(586,253)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(5,461)	142	(5,319)	(1,341)	(25)	(1,366)
Unrealized pension actuarial losses, net of tax	(9,269)	—	(9,269)	(10,831)	—	(10,831)
Total accumulated other comprehensive loss	(14,730)	142	(14,588)	(12,172)	(25)	(12,197)
Total stockholders' equity (deficit)	(239,071)	(69,942)	(309,013)	(62,108)	(57,622)	(119,730)
Total liabilities and equity	$1,679,250	$(15,729)	$1,663,521	$1,728,901	$(13,472)	$1,715,429

As of June 30, 2019

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $42.3 million to accrued liabilities at June 30, 2019.

(b)	Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $15.8 million of decrease to intangible assets, net at June 30, 2019.

(c)	Other Misstatement Adjustments:

Expense Reimbursement Adjustments: The correction of this misstatement resulted in an increase of $11.4 million to related party payables.

Other Adjustments - Corrections to other misstatements were as follows: (i) Reclassification of operating accounts that are not restricted resulted in a decrease of $0.04 million in cash and cash equivalents and increase of $0.04 million to restricted cash. (ii) Reclassification of pension liabilities between long-term and short-term resulted in a decrease of $2.3 million to Accrued compensation and benefits and an increase of $2.3 million to pension liabilities. (iii) Correction of non-accrual of legal expenses related to 2019 resulted in an increase of $0.5 million to accrued liabilities.

As of June 30, 2018

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $39.1 million to accrued liabilities at June 30, 2018.

(b)	Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $14.3 million of decrease to intangible assets, net at June 30, 2018.

(c)	Other Misstatement Adjustments:

Expense Reimbursement Adjustments: The correction of this misstatement resulted in an increase of $5.0 million to related party payables.

Other Adjustments - Corrections to other misstatements were as follows: (i) Reclassification of operating accounts that are not restricted resulted in an increase of $1.2 million in cash and cash equivalents and decrease of $1.2 million to restricted cash. (ii) Reclassification of pension liabilities between long-term and short-term resulted in a decrease of $2.5 million to Accrued compensation and benefits and an increase of $2.5 million to pension liabilities. (iii) Reclassification of debt between current and long-term resulted in an increase of $3.5 million to current portion of long-term debts and a decrease of $3.5 million to long-term debt, net of current maturities. (iv)The correction of all misstatements resulted in an increase of $0.8 million to deferred income tax assets.

Exela Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	As of September 30, 2019			As of September 30, 2018
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Assets
Current assets
Cash and cash equivalents	$10,312	$(954)	$9,358	$40,692	$514	$41,206	c
Restricted cash	4,913	954	5,867	8,955	(514)	8,441	c
Accounts receivable, net	260,438	—	260,438	253,986	—	253,986
Related party receivables	42	—	42	—	—	—
Inventories, net	16,996	—	16,996	16,122	—	16,122
Prepaid expenses and other current assets	22,695	(78)	22,617	26,933	—	26,933	c
Total current assets	315,396	(78)	315,318	346,688	—	346,688
Property, plant and equipment, net	119,469	—	119,469	131,156	—	131,156
Operating lease right-of-use assets, net	93,352	—	93,352	—	—	—
Goodwill	609,458	2,524	611,982	749,762	—	749,762
Intangible assets, net	374,445	(17,331)	357,114	398,280	(13,385)	384,895	b
Deferred income tax assets	15,830	120	15,950	14,810	796	15,606	c
Other noncurrent assets	13,557	—	13,557	21,650	—	21,650
Total assets	$1,541,507	$(14,765)	$1,526,742	$1,662,346	$(12,589)	$1,649,757
Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payables	$93,815	$—	$93,815	$90,673	$—	$90,673
Related party payables	274	9,933	10,207	10,756	5,036	15,792	c
Income tax payable	—	—	—	5,422	—	5,422
Accrued liabilities	60,994	43,103	104,097	41,397	39,862	81,259	a
Accrued compensation and benefits	51,819	(2,183)	49,636	54,975	(2,511)	52,464	c
Accrued interest	24,602	—	24,602	23,845	—	23,845
Customer deposits	30,161	—	30,161	39,419	—	39,419
Deferred revenue	17,368	—	17,368	18,084	—	18,084
Obligation for claim payment	43,267	—	43,267	52,889	—	52,889
Current portion of finance lease liabilities	15,172	—	15,172	15,926	—	15,926
Current portion of operating lease liabilities	26,604	—	26,604	—	—	—
Current portion of long-term debts	37,237	—	37,237	20,062	—	20,062
Total current liabilities	401,313	50,853	452,166	373,448	42,387	415,835
Long-term debt, net of current maturities	1,367,583	—	1,367,583	1,307,884	—	1,307,884
Finance lease liabilities, net of current portion	24,159	—	24,159	22,945	—	22,945
Pension liabilities	26,667	2,183	28,850	30,376	2,511	32,887	c
Deferred income tax liabilities	12,677	2	12,679	2,115	—	2,115	c
Long-term income tax liabilities	2,892	—	2,892	3,470	—	3,470
Operating lease liabilities, net of current portion	71,661	—	71,661	—	—	—
Other long-term liabilities	7,866	—	7,866	15,307	—	15,307
Total liabilities	1,914,818	53,038	1,967,856	1,755,545	44,898	1,800,443
Commitments and Contingencies
Shareholders' equity (deficit)
Common Stock	15	—	15	15	—	15
Preferred Stock	1	—	1	1	—	1
Additional paid-in capital	482,018	(36,566)	445,452	482,018	(36,566)	445,452
Treasury stock	(10,949)	—	(10,949)	(5,148)	—	(5,148)
Equity-based compensation	48,411	—	48,411	38,601	—	38,601
Accumulated deficit	(876,043)	(31,379)	(907,422)	(594,162)	(20,896)	(615,058)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(7,786)	142	(7,644)	(3,833)	(25)	(3,858)
Unrealized pension actuarial losses, net of tax	(8,978)	—	(8,978)	(10,691)	—	(10,691)
Total accumulated other comprehensive loss	(16,764)	142	(16,622)	(14,524)	(25)	(14,549)
Total stockholders' equity (deficit)	(373,311)	(67,803)	(441,114)	(93,199)	(57,487)	(150,686)
Total liabilities and equity	$1,541,507	$(14,765)	$1,526,742	$1,662,346	$(12,589)	$1,649,757

As of September 30, 2019

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $43.1 million to accrued liabilities at September 30, 2019.

(b)	Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $17.3 million of decrease to intangible assets, net at September 30, 2019.

(c)	Other Misstatement Adjustments:

Expense Reimbursement Adjustments: The correction of this misstatement resulted in an increase of $9.9 million to related party payables.

Other Adjustments - Corrections to other misstatements were as follows: (i) Reclassification of operating accounts that are not restricted resulted in a decrease of $1.0 million in cash and cash equivalents and increase of $1.0 million to restricted cash. (ii) Reclassification of pension liabilities between long-term and short-term resulted in a decrease of $2.2 million to Accrued compensation and benefits and an increase of $2.2 million to pension liabilities. (iii) Correction of goodwill impairment charges resulted in an increase of $2.5 million to goodwill.

As of September 30, 2018

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $39.9 million to accrued liabilities at September 30, 2018.

(b)	Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $13.4 million of decrease to intangible assets, net at September 30, 2018.

(c)	Other Misstatement Adjustments:

Expense Reimbursement Adjustments: The correction of this misstatement resulted in an increase of $5.0 million to related party payables for non-accrual of expenses related to reimbursement obligations under the Consent, Waiver and Amendment incurred by Ex-Sigma 2 required to be reimbursed pursuant to the terms of the Consent, Waiver and Amendment.

Other Adjustments - Corrections to other misstatements were as follows: (i) Reclassification of operating accounts that are not restricted resulted in an increase of $0.5 million in cash and cash equivalents and decrease of $0.5 million to restricted cash. (ii) Reclassification of pension liabilities between long-term and short-term resulted in a decrease of $2.5 million to Accrued compensation and benefits and an increase of $2.5 million to pension liabilities. (iii) The correction of all misstatements resulted in an increase of $0.8 million to deferred income tax assets.

The restated quarterly Consolidated Statements of Operations for the first three quarters of fiscal 2019 and each of the quarterly periods in fiscal 2018 are presented below:

Exela Technologies, Inc. and Subsidiaries

Consolidated Statement of Operations

(in thousands of United States dollars)

(Unaudited)

	For the Three Months Ended March 31, 2019
	As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reference
Revenue	$403,765	$592	$404,357	c
Cost of revenue (exclusive of depreciation and amortization)	306,882	3,719	310,601	b, c
Selling, general and administrative expenses (exclusive of depreciation and amortization)	49,949	(272)	49,677	c
Depreciation and amortization	28,020	(1,396)	26,624	b
Related party expense	994	4	998	c
Operating loss	17,920	(1,463)	16,457
Other expense (income), net:
Interest expense, net	38,899	802	39,701	a
Sundry expense (income), net	2,531	184	2,715	c
Other expense (income), net	1,677	(184)	1,493	c
Net loss before income taxes	(25,187)	(2,265)	(27,452)
Income tax (expense) benefit	(4,720)	—	(4,720)
Net loss	$(29,907)	$(2,265)	$(32,172)
Cumulative dividends for Series A Preferred Stock	(914)	—	(914)
Net loss attributable to common stockholders	$(30,821)	$(2,265)	$(33,086)

For the three months ended March 31, 2019

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $0.8 million to interest expense for the three months ended March 31, 2019.

(b)

Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $3.1 million of increase to cost of revenue and a decrease of $1.4 million to depreciation and amortization for the three months ended March 31, 2019.

(c)	Other Misstatement Adjustments:

Revenue Recognition Adjustments:  The correction of this misstatement resulted in an increase of $0.6 million to revenue and an increase of $0.6 million to cost of revenue for the three months ended March 31, 2019.

Other Adjustments - Corrections to other misstatements were as follows: (i) Correction of non-accrual of legal expenses resulted in a decrease of $0.3 million to selling, general and administrative expenses. (ii) Correction to reclassify foreign exchange transaction gain / loss resulted in an increase of $0.2 million to sundry expense (income), net and a decrease of $0.2 million to other expense (loss), net.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands of United States dollars)

(Unaudited)

	For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Revenue	$390,160	$689	$390,849	$793,924	$1,282	$795,206	c
Cost of revenue (exclusive of depreciation and amortization)	298,006	5,825	303,831	604,888	9,544	614,432	b, c
Selling, general and administrative expenses (exclusive of depreciation and amortization)	51,564	(402)	51,162	101,513	(674)	100,839	c
Depreciation and amortization	27,191	(2,412)	24,779	55,211	(3,808)	51,403	b, c
Related party expense	1,055	4,276	5,331	2,049	4,280	6,329	c
Operating loss	12,344	(6,598)	5,746	30,263	(8,060)	22,203
Other expense (income), net:
Interest expense, net	39,132	827	39,959	78,031	1,629	79,660	a
Debt modification and extinguishment costs	1,404	—	1,404	1,404	—	1,404
Sundry expense (income), net	(1,493)	182	(1,311)	1,038	366	1,404	c
Other expense (income), net	2,709	(182)	2,527	4,386	(366)	4,020	c
Net loss before income taxes	(29,408)	(7,425)	(36,833)	(54,596)	(9,689)	(64,285)
Income tax (expense) benefit	(4,738)	—	(4,738)	(9,458)	—	(9,458)
Net loss	$(34,146)	$(7,425)	$(41,571)	$(64,054)	$(9,689)	$(73,743)
Cumulative dividends for Series A Preferred Stock	(914)	—	(914)	(1,828)	—	(1,828)
Net loss attributable to common stockholders	$(35,060)	$(7,425)	$(42,485)	$(65,882)	$(9,689)	$(75,571)

For the three months ended June 30, 2019

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $0.8 million to interest expense for the three months ended June 30, 2019.

(b)

Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $4.5 million of increase to cost of revenue and a decrease of $1.7 million to depreciation and amortization for the three months ended June 30, 2019.

(c)	Other Misstatement Adjustments:

Revenue Recognition Adjustments:  The correction of this misstatement resulted in an increase of $0.7 million to revenue and an increase of $0.7 million to cost of revenue for the three months ended June 30, 2019.

Expense Reimbursement Adjustments: The correction of this misstatement resulted in an increase of $4.3 million to related party expense.

Other Adjustments - Corrections to other misstatements were as follows: (i) Correction to reclassify legal expenses and related party expenses to appropriate quarters resulted in a net decrease of $0.4 million to selling, general and administrative expenses. (ii) Correction of ASC 842 implementation related deferred rents resulted in an increase of $0.7 million to cost of revenue. (iii) Correction of amortization related to internally developed software resulted in $0.7 million of decrease to depreciation and amortization. (iv) Correction to reclassify foreign exchange transaction gain / loss resulted in an increase of $0.2 million to sundry expense (income), net and a decrease of $0.2 million to other expense (loss), net.

For the six months ended June 30, 2019

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $1.6 million to interest expense for the six months ended June 30, 2019.

(b)

Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $7.6 million of increase to cost of revenue and a decrease of $3.1 million to depreciation and amortization for the six months ended June 30, 2019.

(c)	Other Misstatement Adjustments:

Revenue Recognition Adjustments:  The correction of this misstatement resulted in an increase of $1.3 million to revenue and an increase of $1.3 million to cost of revenue for the six months ended June 30, 2019.

Expense Reimbursement Adjustments: The correction of this misstatement resulted in an increase of $4.3 million to related party expense.

Other Adjustments - Corrections to other misstatements were as follows: (i) Correction of non-accrual of legal expenses resulted in a net decrease of $0.7 million to selling, general and administrative expenses. (ii) Correction of ASC 842 implementation related deferred rents resulted in an increase of $0.7 million to cost of revenue. (iii) Correction of amortization related to internally developed software resulted in $0.7 million of decrease to depreciation and amortization. (iv) Correction to reclassify foreign exchange transaction gain / loss resulted in an increase of $0.4 million to sundry expense (income), net and a decrease of $0.4 million to other expense (loss), net.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands of United States dollars)

(Unaudited)

	For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Revenue	$372,917	$628	$373,545	$1,166,841	$1,910	$1,168,751	c
Cost of revenue (exclusive of depreciation and amortization)	291,222	4,223	295,445	896,110	13,767	909,877	b, c
Selling, general and administrative expenses (exclusive of depreciation and amortization)	50,372	(2,025)	48,347	151,884	(2,698)	149,186	c
Depreciation and amortization	27,114	(2,035)	25,079	82,326	(5,844)	76,482	b, c
Impairment of goodwill and other intangible assets	99,682	(2,524)	97,158	99,682	(2,524)	97,158
Related party expense	1,405	25	1,430	3,454	4,305	7,759	c
Operating loss	(96,878)	2,964	(93,914)	(66,615)	(5,096)	(71,711)
Other expense (income), net:
Interest expense, net	39,747	826	40,573	117,778	2,457	120,235	a
Debt modification and extinguishment costs	—	—	—	1,404	—	1,404
Sundry expense (income), net	(10)	175	165	1,028	541	1,569	c
Other expense (income), net	581	(175)	406	4,965	(541)	4,424	c
Net loss before income taxes	(137,196)	2,138	(135,058)	(191,790)	(7,553)	(199,343)
Income tax (expense) benefit	3,769	—	3,769	(5,689)	—	(5,689)
Net loss	$(133,427)	$2,138	$(131,289)	$(197,479)	$(7,553)	$(205,032)
Cumulative dividends for Series A Preferred Stock	(884)	—	(884)	(2,712)	—	(2,712)
Net loss attributable to common stockholders	$(134,311)	$2,138	$(132,173)	$(200,191)	$(7,553)	$(207,744)

For the three months ended September 30, 2019

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $0.8 million to interest expense for the three months ended September 30, 2019.

(b)

Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $3.6 million of increase to cost of revenue and a decrease of $2.7 million to depreciation and amortization for the three months ended September 30, 2019.

(c)	Other Misstatement Adjustments:

Revenue Recognition Adjustments:  The correction of this misstatement resulted in an increase of $0.6 million to revenue and an increase of $0.6 million to cost of revenue for the three months ended September 30, 2019.

Other Adjustments - Corrections to other misstatements were as follows: (i) Correction to reclassify legal expenses and related party expenses to appropriate quarters resulted in a net decrease of $2.0 million to selling, general and administrative expenses. (ii) Correction to reclassify goodwill impairment charges resulted in a decrease of $2.5 million to goodwill (iii) Correction of amortization related to internally developed software resulted in $0.7 million of increase to depreciation and amortization. (iv) Correction to reclassify foreign exchange transaction gain / loss resulted in an increase of $0.2 million to sundry expense (income), net and a decrease of $0.2 million to other expense (loss), net.

For the nine months ended September 30, 2019

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $2.5 million to interest expense for the nine months ended September 30, 2019.

(b)

Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $11.2 million of increase to cost of revenue and a decrease of $5.8 million to depreciation and amortization for the nine months ended September 30, 2019.

(c)	Other Misstatement Adjustments:

Revenue Recognition Adjustments:  The correction of this misstatement resulted in an increase of $1.9 million to revenue and an increase of $1.9 million to cost of revenue for the nine months ended September 30, 2019.

Expense Reimbursement Adjustments: The correction of this misstatement resulted in an increase of $4.3 million to related party expense.

Other Adjustments - Corrections to other misstatements were as follows: (i) Correction to reclassify legal expenses and related party expenses to appropriate quarters resulted in a net decrease of $2.7 million to selling, general and administrative expenses. (ii) Correction to reclassify goodwill impairment charges resulted in a decrease of $2.5 million to goodwill (iii) Correction of ASC 842 implementation related deferred rents resulted in an increase of $0.7 million to cost of revenue. (iv) Correction to reclassify foreign exchange transaction gain / loss resulted in an increase of $0.5 million to sundry expense (income), net and a decrease of $0.5 million to other expense (loss), net.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statement of Operations

(in thousands of United States dollars)

(Unaudited)

	For the Three Months Ended March 31, 2018
	As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reference
Revenue	$393,167	$—	$393,167
Cost of revenue (exclusive of depreciation and amortization)	293,792	1,105	294,897	b
Selling, general and administrative expenses (exclusive of depreciation and amortization)	45,595	(76)	45,519	c
Depreciation and amortization	38,019	(1,780)	36,239	b
Related party expense	1,105	76	1,181	c
Operating loss	14,656	675	15,331
Other expense (income), net:
Interest expense, net	38,017	659	38,676	a
Sundry expense (income), net	(64)	293	229	c
Other expense (income), net	(3,328)	(293)	(3,621)	c
Net loss before income taxes	(19,969)	16	(19,953)
Income tax (expense) benefit	(4,025)	—	(4,025)
Net loss	$(23,994)	$16	$(23,978)
Cumulative dividends for Series A Preferred Stock	(914)	—	(914)
Net loss attributable to common stockholders	$(24,908)	$16	$(24,892)

For the three months ended March 31, 2018

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $0.7 million to interest expense for the three months ended March 31, 2018.

(b)

Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $1.1 million of increase to cost of revenue and a decrease of $1.8 million to depreciation and amortization for the three months ended March 31, 2018.

(c)	Other Misstatement Adjustments:

Expense Reimbursement Adjustments: The correction of this misstatement resulted in an increase of $0.1 million to related party expense.

Other Adjustments - Corrections to other misstatements were as follows: (i) Correction to reclassify legal expenses as related party expenses resulted in a net decrease of $0.1 million to selling, general and administrative expenses. (ii) Correction to reclassify foreign exchange transaction gain / loss resulted in an increase of $0.3 million to sundry expense (income), net and a decrease of $0.3 million to other expense (loss), net.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands of United States dollars)

(Unaudited)

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Revenue	$410,382	$—	$410,382	$803,549	$—	$803,549
Cost of revenue (exclusive of depreciation and amortization)	313,954	1,213	315,167	607,746	2,318	610,064	b
Selling, general and administrative expenses (exclusive of depreciation and amortization)	46,723	(345)	46,378	92,318	(421)	91,897	c
Depreciation and amortization	36,368	(1,624)	34,744	74,386	(3,404)	70,982	b
Related party expense	1,402	5,381	6,783	2,507	5,457	7,964	c
Operating loss	11,935	(4,625)	7,310	26,592	(3,950)	22,642
Other expense (income), net:
Interest expense, net	38,527	702	39,229	76,544	1,361	77,905	a
Sundry expense (income), net	(2,325)	203	(2,122)	(2,389)	496	(1,893)	c
Other expense (income), net	(704)	(203)	(907)	(4,032)	(496)	(4,528)	c
Net loss before income taxes	(23,563)	(5,327)	(28,890)	(43,531)	(5,311)	(48,842)
Income tax (expense) benefit	(1,619)	—	(1,619)	(5,644)	—	(5,644)
Net loss	$(25,182)	$(5,327)	$(30,509)	$(49,175)	$(5,311)	$(54,486)
Cumulative dividends for Series A Preferred Stock	(914)	—	(914)	(1,828)	—	(1,828)
Net loss attributable to common stockholders	$(26,096)	$(5,327)	$(31,423)	$(51,003)	$(5,311)	$(56,314)

For the three months ended June 30, 2018

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $0.7 million to interest expense for the three months ended June 30, 2018.

(b)

Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $1.2 million of increase to cost of revenue and a decrease of $1.6 million to depreciation and amortization for the three months ended June 30, 2018.

(c)	Other Misstatement Adjustments:

Expense Reimbursement Adjustments: The correction of this misstatement resulted in an increase of $5.4 million to related party expense.

Other Adjustments - Corrections to other misstatements were as follows: (i) Correction to reclassify legal expenses as related party expenses resulted in a net decrease of $0.3 million to selling, general and administrative expenses. (ii) Correction to reclassify foreign exchange transaction gain / loss resulted in an increase of $0.2 million to sundry expense (income), net and a decrease of $0.2 million to other expense (loss), net.

For the six months ended June 30, 2018

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $1.4 million to interest expense for the six months ended June 30, 2018.
(b)

Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $2.3 million of increase to cost of revenue and a decrease of $3.4 million to depreciation and amortization for the six months ended June 30, 2018.

(c)	Other Misstatement Adjustments:

Expense Reimbursement Adjustments: The correction of this misstatement resulted in an increase of $5.5 million to related party expense.

Other Adjustments - Corrections to other misstatements were as follows: (i) Correction to reclassify legal expenses as related party expenses resulted in a net decrease of $0.4 million to selling, general and administrative expenses. (ii) Correction to reclassify foreign exchange transaction gain / loss resulted in an increase of $0.5 million to sundry expense (income), net and a decrease of $0.5 million to other expense (loss), net.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands of United States dollars)

(Unaudited)

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Revenue	$383,030	$—	$383,030	$1,186,579	$—	$1,186,579
Cost of revenue (exclusive of depreciation and amortization)	295,936	749	296,685	903,682	3,067	906,749	b
Selling, general and administrative expenses (exclusive of depreciation and amortization)	44,913	(16)	44,897	137,231	(437)	136,794	c
Depreciation and amortization	35,041	(1,631)	33,410	109,428	(5,035)	104,393	b
Related party expense	759	16	775	3,267	5,472	8,739	c
Operating loss	6,381	882	7,263	32,971	(3,067)	29,904
Other expense (income), net:
Interest expense, net	38,339	748	39,087	114,883	2,109	116,992	a
Debt modification and extinguishment costs	1,067	—	1,067	1,067	—	1,067
Sundry expense (income), net	(2,571)	288	(2,283)	(4,961)	785	(4,176)	c
Other expense (income), net	(781)	(288)	(1,069)	(4,813)	(784)	(5,597)	c
Net loss before income taxes	(29,673)	134	(29,539)	(73,205)	(5,177)	(78,382)
Income tax (expense) benefit	733	—	733	(4,911)	—	(4,911)
Net loss	$(28,940)	$134	$(28,806)	$(78,116)	$(5,177)	$(83,293)
Cumulative dividends for Series A Preferred Stock	(914)	—	(914)	(2,742)	—	(2,742)
Net loss attributable to common stockholders	$(29,854)	$134	$(29,720)	$(80,858)	$(5,177)	$(86,035)

For the three months ended September 30, 2018

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $0.7 million to interest expense for the three months ended September 30, 2018.

(b)

Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $0.7 million of increase to cost of revenue and a decrease of $1.6 million to depreciation and amortization for the three months ended September 30, 2018.

(c)	Other Misstatement Adjustments:

Other Adjustments - Corrections to other misstatements were as follows: (i) Correction to reclassify foreign exchange transaction gain / loss resulted in an increase of $0.3 million to sundry expense (income), net and a decrease of $0.3 million to other expense (loss), net.

For the nine months ended September 30, 2018

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $2.1 million to interest expense for the nine months ended September 30, 2018.

(b)

Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in $3.0 million of increase to cost of revenue and a decrease of $5.0 million to depreciation and amortization for the nine months ended September 30, 2018.

(c)	Other Misstatement Adjustments:

Expense Reimbursement Adjustments: The correction of this misstatement resulted in an increase of $5.5 million to related party expense.

Other Adjustments - Corrections to other misstatements were as follows: (i) Correction to reclassify legal expenses as related party expenses resulted in a net decrease of $0.4 million to selling, general and administrative expenses. (ii) Correction to reclassify foreign exchange transaction gain / loss resulted in an increase of $0.8 million to sundry expense (income), net and a decrease of $0.8 million to other expense (loss), net.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statement of Operations

(in thousands of United States dollars)

(Unaudited)

	For the Three Months Ended December 31, 2018
	As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reference
Revenue	$399,643	$—	$399,643
Cost of revenue (exclusive of depreciation and amortization)	306,192	462	306,654	b, c
Selling, general and administrative expenses (exclusive of depreciation and amortization)	47,420	694	48,114	c
Depreciation and amortization	36,057	(2,373)	33,684	b
Impairment of goodwill and other intangible assets	48,127	—	48,127
Related party expense	1,068	2,596	3,664	c
Operating loss	(39,221)	(1,379)	(40,600)
Other expense (income), net:
Interest expense, net	38,212	787	38,999	a
Sundry expense (income), net	1,689	(784)	905	c
Other expense (income), net	1,783	784	2,567	c
Net loss before income taxes	(80,905)	(2,166)	(83,071)
Income tax (expense) benefit	(3,496)	54	(3,442)
Net loss	$(84,401)	$(2,112)	$(86,513)
Cumulative dividends for Series A Preferred Stock	(914)	—	(914)
Net loss attributable to common stockholders	$(85,315)	$(2,112)	$(87,427)

For the three months ended December 31, 2018

(a)	Appraisal Action Liability Adjustments: The correction of this misstatement resulted in an increase of $0.8 million to interest expense for the three months ended December 31, 2018.

(b)

Outsourced Contract Cost Adjustments: The correction of this misstatement resulted in an increase of $1.2 million in cost of revenue and a decrease of $2.4 million to depreciation and amortization for the three months ended December 31, 2018.

(c)	Other Misstatement Adjustments:

Expense Reimbursement Adjustments: The correction of this misstatement resulted in an increase of $2.6 million to related party expense.

Other Adjustments - Corrections to other misstatements were as follows: (i) Correction of ASC 842 implementation related deferred rents resulted in a decrease of $0.7 million to cost of revenue. (ii) Correction of non-accrual of legal expenses resulted in an increase of $0.7 million to selling, general and administrative expenses. (iii) Correction to reclassify foreign exchange transaction gain / loss resulted in a decrease of $0.8 million to sundry expense (income), net and an increase of $0.8 million to other expense (loss), net.

The restated quarterly Consolidated Statements of Comprehensive Loss for the first three quarters of fiscal 2019 and each of the quarterly periods in fiscal 2018 are presented below:

Exela Technologies, Inc. and Subsidiaries

Consolidated Statement of Comprehensive Loss

(in thousands of United States dollars)

(Unaudited)

	For the Three Months Ended March 31, 2019
	As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reference
Net loss	$(29,907)	$(2,265)	$(32,172)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,392	—	3,392
Unrealized pension actuarial gains (losses), net of tax	(224)	—	(224)
Total other comprehensive loss, net of tax	$(26,739)	$(2,265)	$(29,004)

For the three months ended March 31, 2019

Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations section for the three months ended March 31, 2019 above.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands of United States dollars)

(Unaudited)

	For the Three Months Ended June 30, 2019			For the Six Months Ended June 30, 2019
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Net loss	$(34,146)	$(7,425)	$(41,571)	$(64,054)	$(9,689)	$(73,743)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,288)	—	(2,288)	1,104	—	1,104
Unrealized pension actuarial gains (losses), net of tax	256	—	256	32	—	32
Total other comprehensive loss, net of tax	$(36,178)	$(7,425)	$(43,603)	$(62,918)	$(9,689)	$(72,607)

For the three months and six months ended June 30, 2019

Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations section for the three months and six months ended June 30, 2019 above.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands of United States dollars)

(Unaudited)

	For the Three Months Ended September 30, 2019			For the Nine Months Ended September 30, 2019
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Net loss	$(133,427)	$2,138	$(131,289)	$(197,479)	$(7,553)	$(205,032)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,325)	—	(2,325)	(1,221)	—	(1,221)
Unrealized pension actuarial gains (losses), net of tax	291	—	291	323	—	323
Total other comprehensive loss, net of tax	$(135,461)	$2,138	$(133,323)	$(198,377)	$(7,553)	$(205,930)

For the three months and nine months ended September 30, 2019

Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations section for the three months and nine months ended September 30, 2019 above.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statement of Comprehensive Loss

(in thousands of United States dollars)

(Unaudited)

	For the Three Months Ended March 31, 2018
	As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reference
Net loss	$(23,994)	$16	$(23,978)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(268)	—	(268)
Unrealized pension actuarial gains (losses), net of tax	(403)	—	(403)
Total other comprehensive loss, net of tax	$(24,665)	$16	$(24,649)

For the three months ended March 31, 2018

Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations section for the three months ended March 31, 2018 above.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands of United States dollars)

(Unaudited)

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Net loss	$(25,182)	$(5,327)	$(30,509)	$(49,175)	$(5,311)	$(54,486)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(879)	—	(879)	(1,147)	—	(1,147)
Unrealized pension actuarial gains (losses), net of tax	626	—	626	223	—	223
Total other comprehensive loss, net of tax	$(25,435)	$(5,327)	$(30,762)	$(50,099)	$(5,311)	$(55,410)

For the three months and six months ended June 30, 2018

Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations section for the three months and six months ended June 30, 2018 above.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(in thousands of United States dollars)

(Unaudited)

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Net loss	$(28,940)	$134	$(28,806)	$(78,116)	$(5,177)	$(83,293)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,492)	—	(2,492)	(3,639)	—	(3,639)
Unrealized pension actuarial gains (losses), net of tax	140	—	140	363	—	363
Total other comprehensive loss, net of tax	$(31,292)	$134	$(31,158)	$(81,392)	$(5,177)	$(86,569)

For the three months and nine months ended September 30, 2018

Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations section for the three months and nine months ended September 30, 2018 above.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statement of Comprehensive Loss

(in thousands of United States dollars)

(Unaudited)

	For the Three Months Ended December 31, 2018
	As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reference
Net loss	$(84,401)	$(2,112)	$(86,513)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,733)	167	(2,566)	c
Unrealized pension actuarial gains (losses), net of tax	1,390	—	1,390
Total other comprehensive loss, net of tax	$(85,744)	$(1,945)	$(87,689)

For the three months ended December 31, 2018

Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations section for the three months ended December 31, 2018 above.

The $0.2 million decrease to foreign currency translation adjustments is primarily the result of changes in outsourced contract costs for foreign subsidiaries.

The restated Consolidated Statement of Cash Flows for the year-to-date periods of the first three quarters of fiscal 2019 and fiscal 2018 are presented below (dollars in thousands):

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands of United States dollars unless otherwise stated)

(Unaudited)

	For the Three Months Ended March 31, 2019			For the Three Months Ended March 31, 2018
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Cash flows from operating activities
Net loss	$(29,907)	$(2,265)	$(32,172)	$(23,994)	$16	$(23,978)
Adjustments to reconcile net loss
Depreciation and amortization	28,020	(1,396)	26,624	38,019	(1,780)	36,239	b
Original issue discount and debt issuance cost amortization	2,852	—	2,852	2,595	—	2,595
Provision for doubtful accounts	800	—	800	481	—	481
Deferred income tax provision	1,076	—	1,076	835	—	835
Share-based compensation expense	2,798	—	2,798	959	—	959
Foreign currency remeasurement	35	—	35	(323)	—	(323)
Loss (gain) on sale of assets	9	45	54	253	26	279	c
Fair value adjustment for interest rate swap	1,677	—	1,677	(3,328)	—	(3,328)
Change in operating assets and liabilities, net effect from acquisitions:
Accounts receivable	(8,742)	—	(8,742)	(10,875)	—	(10,875)
Prepaid expenses and other assets	(632)	—	(632)	(5,567)	—	(5,567)
Accounts payable and accrued liabilities	(33,574)	541	(33,033)	(18,864)	659	(18,205)	c
Related party payables	(1,551)	—	(1,551)	(273)	—	(273)
Additions to outsource contract costs	—	(2,434)	(2,434)	—	(492)	(492)	b
Net cash provided by (used in) operating activities	(37,139)	(5,509)	(42,648)	(20,082)	(1,571)	(21,653)

Cash flows from investing activities
Purchases of property, plant, and equipment	(5,572)	—	(5,572)	(5,957)	—	(5,957)
Additions to internally developed software	(1,879)	—	(1,879)	(1,092)	—	(1,092)
Additions to outsourcing contract costs	(5,561)	5,561	—	(1,596)	1,596	—	b
Proceeds from sale of assets	7	—	7	2	—	2
Net cash provided by (used in) investing activities	(13,005)	5,561	(7,444)	(8,643)	1,596	(7,047)

Cash flows from financing activities
Repurchases of Common Stock	(2,872)	—	(2,872)	—	—	—
Borrowings from other loans	566	6,338	6,904	1,863	—	1,863	c
Net borrowings under factoring arrangement	1,118	—	1,118	—	—	—
Lease terminations	—	(45)	(45)	—	(26)	(26)	c
Cash paid for equity issuance costs	—	—	—	(7,500)	—	(7,500)
Borrowings from senior secured revolving facility	51,000	—	51,000	25,000	—	25,000
Repayments on senior secured revolving facility	(21,000)	—	(21,000)	(25,000)	—	(25,000)
Principal payments on finance lease obligations	(5,077)	—	(5,077)	(4,803)	—	(4,803)
Principal repayments on senior secured term loans and other loans	(4,153)	(6,345)	(10,498)	(2,947)	—	(2,947)	c
Net cash provided by (used in) financing activities	19,582	(52)	19,530	(13,387)	(26)	(13,413)
Effect of exchange rates on cash	(32)	—	(32)	55	—	55
Net increase (decrease) in cash and cash equivalents	(30,594)	—	(30,594)	(42,057)	(1)	(42,058)
Cash, restricted cash, and cash equivalents
Beginning of period	43,854	—	43,854	81,489	—	81,489
End of period	$13,260	$—	$13,260	$39,432	$(1)	$39,431
Supplemental cash flow data:
Income tax payments, net of refunds received	$1,356	$—	$1,356	$1,053	$—	$1,053
Interest paid	60,573	—	60,573	66,192	—	66,192
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	4,097	—	4,097	4,432	—	4,432
Leasehold improvements funded by lessor	—	—	—	—	—	—
Accrued capital expenditures	809	—	809	1,101	—	1,101

For the three months ended March 31, 2019

Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations section for the three months ended March 31, 2019 above.

The misstatements in the outsourcing contract cost adjustment category resulted in a decrease to net cash flows provided by operating activities of $3.8 million ($1.4 million of depreciation and amortization and $2.4 million of additions to outsourcing contract costs), and an increase to net cash flows provided by investing activities of $5.6 million (Additions to outsourcing contract costs) for the three months ended March 31, 2019.

The misstatements in the cash flow misclassifications category related to (i) Lease terminations resulted in a decrease to net cash flows provided by financing activities of $0.05 million and an increase to net cash flows provided by operating activities of $0.05 million for the year ended December 31, 2018. (Loss on sale of assets and lease terminations), and (ii) Grossing up of borrowing and pay downs of a working capital loan on a foreign subsidiary resulting in an increase of $6.3 million of borrowings from other loans and a decrease of $6.3 million of principal repayments on other loans, both of which were neutral and within net cash provided by financing.

No other misstatements impacted the classifications between net operating, net investing, or net financing cash flow activities for the three months ended March 31, 2019.

For the three months ended March 31, 2018

Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations section for the three months ended March 31, 2018 above.

The misstatements in the outsourcing contract cost adjustment category resulted in a decrease to net cash flows provided by operating activities of $2.3 million ($1.8 million of depreciation and amortization and $0.5 million of additions to outsourcing contract costs), and an increase to net cash flows provided by investing activities of $1.6 million (Additions to outsourcing contract costs) for the three months ended March 31, 2018.

The misstatements in the cash flow misclassifications category related to lease terminations resulted in a decrease to net cash flows provided by financing activities of $0.03 million and an increase to net cash flows provided by operating activities of $0.03 million for the year ended December 31, 2018 (Loss on sale of assets and lease terminations).

No other misstatements impacted the classifications between net operating, net investing, or net financing cash flow activities for the three months ended March 31, 2018.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands of United States dollars unless otherwise stated)

(Unaudited)

	For the Six Months Ended June 30, 2019			For the Six Months Ended June 30, 2018
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Cash flows from operating activities
Net loss	$(64,054)	$(9,689)	$(73,743)	$(49,175)	$(5,311)	$(54,486)
Adjustments to reconcile net loss
Depreciation and amortization	55,211	(3,808)	51,403	74,386	(3,404)	70,982	b, c
Original issue discount and debt issuance cost amortization	5,749	—	5,749	5,272	—	5,272
Debt modification and extinguishment costs	1,049	—	1,049	—	—	—
Provision for doubtful accounts	3,334	—	3,334	1,857	—	1,857
Deferred income tax provision	4,623	—	4,623	705	—	705
Share-based compensation expense	5,459	—	5,459	2,895	—	2,895
Foreign currency remeasurement	288	—	288	(1,156)	—	(1,156)
Loss (gain) on sale of assets	(10)	95	85	1,340	55	1,395	c
Fair value adjustment for interest rate swap	4,385	—	4,385	(4,675)	—	(4,675)
Change in operating assets and liabilities, net effect from acquisitions:
Accounts receivable	624	—	624	(19,813)	—	(19,813)
Prepaid expenses and other assets	1,260	—	1,260	(1,603)	—	(1,603)
Accounts payable and accrued liabilities	(14,991)	2,396	(12,595)	40,677	1,361	42,038	c
Related party payables	(7,703)	3,804	(3,899)	(2,458)	5,036	2,578	c
Additions to outsource contract costs	—	(2,860)	(2,860)	—	(1,377)	(1,377)	b
Net cash provided by (used in) operating activities	(4,776)	(10,062)	(14,838)	48,252	(3,640)	44,612

Cash flows from investing activities
Purchases of property, plant, and equipment	(9,072)	—	(9,072)	(10,244)	—	(10,244)
Additions to internally developed software	(4,007)	—	(4,007)	(2,115)	—	(2,115)
Additions to outsourcing contract costs	(10,440)	10,440	—	(3,695)	3,695	—	b
Proceeds from sale of assets	20	—	20	1,014	—	1,014
Cash paid in acquisition, net of cash received	(5,000)	—	(5,000)	(4,145)	—	(4,145)
Net cash provided by (used in) investing activities	(28,499)	10,440	(18,059)	(19,185)	3,695	(15,490)

Cash flows from financing activities
Third party debt modification and extinguishment costs	355	(355)	—	—	—	—	c
Repurchases of Common Stock	(3,480)	—	(3,480)	(3,479)	—	(3,479)
Borrowings from other loans	1,544	12,548	14,092	2,152	—	2,152	c
Net borrowings under factoring arrangement	2,426	—	2,426	—	—	—
Proceeds from senior secured term loans	29,850	—	29,850	—	—	—
Lease terminations	—	(95)	(95)	—	(56)	(56)	c
Cash paid for debt issuance costs	(362)	355	(7)	—	—	—	c
Cash paid for equity issuance costs	—	—	—	(7,500)	—	(7,500)
Borrowings from senior secured revolving facility	68,000	—	68,000	30,000	—	30,000
Repayments on senior secured revolving facility	(68,000)	—	(68,000)	(30,000)	—	(30,000)
Principal payments on finance lease obligations	(9,180)	—	(9,180)	(8,404)	—	(8,404)
Principal repayments on senior secured term loans and other loans	(8,417)	(12,831)	(21,248)	(6,043)	—	(6,043)	c
Net cash provided by (used in) financing activities	12,736	(378)	12,358	(23,274)	(56)	(23,330)
Effect of exchange rates on cash	111	—	111	(410)	—	(410)
Net increase (decrease) in cash and cash equivalents	(20,428)	—	(20,428)	5,383	(1)	5,382
Cash, restricted cash, and cash equivalents
Beginning of period	43,854	—	43,854	81,489	—	81,489
End of period	$23,426	$—	$23,426	$86,872	$(1)	$86,871
Supplemental cash flow data:
Income tax payments, net of refunds received	$5,181	$—	$5,181	$3,864	$—	$3,864
Interest paid	71,240	(29)	71,211	76,353	—	76,353	c
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	6,778	—	6,778	7,787	—	7,787
Leasehold improvements funded by lessor	—	—	—	1,540	—	1,540
Accrued capital expenditures	1,083	—	1,083	1,144	—	1,144

For the six months ended June 30, 2019

Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations section for the six months ended June 30, 2019 above.

The misstatements in the outsourcing contract cost adjustment category resulted in a decrease to net cash flows provided by operating activities of $6.7 million  ($3.8 million of depreciation and amortization and $2.9 million of additions to outsourcing contract costs), and an increase to net cash flows provided by investing activities of $10.4 million (Additions to outsourcing contract costs) for the six months ended June 30, 2019.

The misstatements in the cash flow misclassifications category related to (i) Lease terminations resulted in a decrease to net cash flows provided by financing activities of $0.1 million and an increase to net cash flows provided by operating activities of $0.1 million for the year ended December 31, 2018. (Loss on sale of assets and lease terminations), (ii) Grossing up of borrowing and pay downs of a working capital loan on a foreign subsidiary resulting in an increase of $12.5 million of borrowings from other loans and a decrease of $12.8 million of principal repayments on other loans, both of which were neutral and within net cash provided by financing, and (iii) Cash flow classification adjustment related to incorrect interpretation of ASU 2016-15 (Classification of Certain Receipts and Cash Payments) in 2018 resulted in a line item classification change within cash flows provided by financing activities (Decrease of $0.4 million of Third party debt modification and extinguishment costs and an increase of $0.4 million of cash paid for debt issuance costs).

No other misstatements impacted the classifications between net operating, net investing, or net financing cash flow activities for the six months ended June 30, 2019.

For the six months ended June 30, 2018

Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations section for the six months ended June 30, 2018 above.

The misstatements in the outsourcing contract cost adjustment category resulted in a decrease to net cash flows provided by operating activities of $4.8 million  ($3.4 million of depreciation and amortization and $1.4 million of additions to outsourcing contract costs), and an increase to net cash flows provided by investing activities of $3.7 million (Additions to outsourcing contract costs) for the six months ended June 30, 2018.

The misstatements in the cash flow misclassifications category related to lease terminations resulted in a decrease to net cash flows provided by financing activities of $0.06 million and an increase to net cash flows provided by operating activities of $0.06 million for the six months ended June 30, 2018.

No other misstatements impacted the classifications between net operating, net investing, or net financing cash flow activities for the six months ended June 30, 2018.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands of United States dollars unless otherwise stated)

(Unaudited)

	For the Nine Months Ended September 30, 2019			For the Nine Months Ended September 30, 2018
	As Previously	Restatement		As Previously	Restatement		Restatement
	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated	Reference
Cash flows from operating activities
Net loss	$(197,479)	$(7,553)	$(205,032)	$(78,116)	$(5,177)	$(83,293)
Adjustments to reconcile net loss
Depreciation and amortization	82,326	(5,844)	76,482	109,428	(5,035)	104,393	b
Original issue discount and debt issuance cost amortization	8,730	—	8,730	8,062	—	8,062
Impairment of goodwill and other intangible assets	99,682	(2,524)	97,158	—	—	—	c
Debt modification and extinguishment costs	1,049	—	1,049	—	103	103
Provision for doubtful accounts	4,402	—	4,402	2,470	—	2,470
Deferred income tax provision	1,632	—	1,632	(3,689)	—	(3,689)
Share-based compensation expense	6,903	—	6,903	4,516	—	4,516
Foreign currency remeasurement	(173)	—	(173)	(2,040)	—	(2,040)
Loss (gain) on sale of assets	(191)	314	123	1,835	213	2,048	c
Fair value adjustment for interest rate swap	4,965	—	4,965	(5,456)	—	(5,456)
Change in operating assets and liabilities, net effect from acquisitions:
Accounts receivable	3,501	—	3,501	(6,374)	—	(6,374)
Prepaid expenses and other assets	2,377	—	2,377	(5,770)	—	(5,770)
Accounts payable and accrued liabilities	(43,861)	2,715	(41,146)	(23,457)	2,109	(21,348)	c
Related party payables	(7,502)	2,304	(5,198)	(3,689)	5,036	1,347	c
Additions to outsource contract costs	—	(3,130)	(3,130)	—	(2,360)	(2,360)	b
Net cash provided by (used in) operating activities	(33,639)	(13,718)	(47,357)	(2,280)	(5,111)	(7,391)

Cash flows from investing activities
Purchases of property, plant, and equipment	(10,797)	—	(10,797)	(14,077)	—	(14,077)
Additions to internally developed software	(5,074)	—	(5,074)	(3,080)	—	(3,080)
Additions to outsourcing contract costs	(14,304)	14,304	—	(5,427)	5,427	—	b
Proceeds from sale of assets	360	—	360	1,095	—	1,095
Cash paid in acquisition, net of cash received	(5,000)	—	(5,000)	(6,513)	—	(6,513)
Net cash provided by (used in) investing activities	(34,815)	14,304	(20,511)	(28,002)	5,427	(22,575)

Cash flows from financing activities
Third party debt modification and extinguishment costs	355	(355)	—	1,067	(1,067)	—	c
Repurchases of Common Stock	(3,480)	—	(3,480)	(4,899)	—	(4,899)
Borrowings from other loans	1,728	19,802	21,530	3,068	—	3,068	c
Net borrowings under factoring arrangement	(494)	—	(494)	—	—	—
Cash paid for withholding taxes on vested RSUs	(223)	—	(223)	—	—	—
Proceeds from senior secured term loans	29,850	—	29,850	30,000	—	30,000
Lease terminations	—	(314)	(314)	—	(213)	(213)	c
Cash paid for debt issuance costs	(362)	355	(7)	(1,094)	964	(130)	c
Cash paid for equity issuance costs	—	—	—	(7,500)	—	(7,500)
Borrowings from senior secured revolving facility	130,500	—	130,500	30,000	—	30,000
Repayments on senior secured revolving facility	(91,500)	—	(91,500)	(30,000)	—	(30,000)
Principal payments on finance lease obligations	(13,598)	—	(13,598)	(12,594)	—	(12,594)
Principal repayments on senior secured term loans and other loans	(12,922)	(20,074)	(32,996)	(9,053)	—	(9,053)	c
Net cash provided by (used in) financing activities	39,854	(586)	39,268	(1,005)	(316)	(1,321)
Effect of exchange rates on cash	(29)	—	(29)	(555)	—	(555)
Net increase (decrease) in cash and cash equivalents	(28,629)	—	(28,629)	(31,842)	—	(31,842)
Cash, restricted cash, and cash equivalents
Beginning of period	43,854	—	43,854	81,489	—	81,489
End of period	$15,225	$—	$15,225	$49,647	$—	$49,647
Supplemental cash flow data:
Income tax payments, net of refunds received	$6,981	$—	$6,981	$5,296	$—	$5,296
Interest paid	131,773	(29)	131,744	136,396	—	136,396	c
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	9,352	—	9,352	9,318	—	9,318
Leasehold improvements funded by lessor	—	—	—	1,565	—	1,565
Accrued capital expenditures	1,083	1,305	2,388	1,994	—	1,994	c

For the nine months ended September 30, 2019

Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations section for the nine months ended September 30, 2019 above.

The misstatements in the outsourcing contract cost adjustment category resulted in a decrease to net cash flows provided by operating activities of $8.9 million  ($5.8 million of depreciation and amortization and $3.1 million of additions to outsourcing contract costs), and an increase to net cash flows provided by investing activities of $14.3 million (Additions to outsourcing contract costs) for the nine months ended September 30, 2019.

The misstatements in the cash flow misclassifications category related to (i) Lease terminations resulted in a decrease to net cash flows provided by financing activities of $0.3 million and an increase to net cash flows provided by operating activities of $0.3 million for the year ended December 31, 2018. (Loss on sale of assets and lease terminations), (ii) Grossing up of borrowing and pay downs of a working capital loan on a foreign subsidiary resulting in an increase of $19.8 million of borrowings from other loans and a decrease of $20.1 million of principal repayments on other loans, both of which were within net cash provided by financing, and (iii) Cash flow classification adjustment related to incorrect interpretation of ASU 2016-15 (Classification of Certain Receipts and Cash Payments) in 2018 resulted in a line item classification change within cash flows provided by financing activities (Decrease of $0.4 million of Third party debt modification and extinguishment costs and an increase of $0.4 million of cash paid for debt issuance costs).

No other misstatements impacted the classifications between net operating, net investing, or net financing cash flow activities for the nine months ended September 30, 2019.

For the nine months ended September 30, 2018

Refer to descriptions of the adjustments and their impact on net loss in the Consolidated Statement of Operations section for the nine months ended September 30, 2018 above.

The misstatements in the outsourcing contract cost adjustment category resulted in a decrease to net cash flows provided by operating activities of $7.4 million  ($5.0 million of depreciation and amortization and $2.4 million of additions to outsourcing contract costs), and an increase to net cash flows provided by investing activities of $5.4 million (Additions to outsourcing contract costs) for the nine months ended September 30, 2018.

The misstatements in the cash flow misclassifications category related to (i) Lease terminations resulted in a decrease to net cash flows provided by financing activities of $0.2 million and an increase to net cash flows provided by operating activities of $0.2 million for the year ended December 31, 2018 (Loss on sale of assets and lease terminations), (ii) Cash flow classification adjustment related to incorrect interpretation of ASU 2016-15 (Classification of Certain Receipts and Cash Payments) in 2018 resulted in a net increase to cash flows provided by operating activities of $0.1 million, a decrease to net cash flows provided by financing activities of $0.1 million for the year ended December 31, 2018. (Increase of $0.1 million to Debt modification and extinguishment costs, a decrease of $1.1 million to third party debt modification and extinguishment costs and an increase of $1.0 million to cash paid for debt issuance costs)

No other misstatements impacted the classifications between net operating, net investing, or net financing cash flow activities for the nine months ended September 30, 2018.

21. Subsequent Events

The Company performed its subsequent event procedures through June 8, 2020, the date these consolidated financial statements were made available for issuance.

Receivables Securitization Facility

On January 10, 2020, certain subsidiaries of the Company entered into a $160.0 million accounts receivable securitization facility (the “A/R Facility”) with a five year term. In the A/R Facility, (i) Exela Receivables 1, LLC (the “A/R Borrower”), a wholly-owned indirect subsidiary of the Company, entered into a Loan and Security Agreement (the “A/R Loan Agreement”), dated as of January 10, 2020, with TPG Specialty Lending, Inc., as administrative agent (the “A/R Administrative Agent”), PNC Bank National Association, as LC Bank (the “LC Bank”), the lenders (each, an “A/R Lender” and collectively the “A/R Lenders”) and the Company, as initial servicer, pursuant to which the A/R Lenders will make loans (the “Loan”) to the A/R Borrower to be used to purchase certain receivables and related assets from its sole member, Exela Receivables Holdco, LLC (the “Parent SPE”), a wholly-owned indirect subsidiary of the Company,

(ii) sixteen other indirect, wholly-owned U.S. subsidiaries of the Company (collectively, the “Originators”) sold or contributed and will sell or contribute to the Parent SPE certain receivables and related assets in consideration for a combination of cash, equity in the Parent SPE and/or letters of credit issued by the LC Bank to the Originators; and (iii)  the Parent SPE has sold or contributed and will sell or contribute to the Borrower certain receivables and related assets in consideration for a combination of cash, equity in the A/R Borrower and/or letters of credit issued by the LC Bank to the beneficiaries elected by Parent SPE.

The Company, the Parent SPE, the A/R Borrower and the Originators provide customary representations and covenants pursuant to the agreements entered into in connection with the A/R Facility. The A/R Loan Agreement provides for certain events of default upon the occurrence of which the A/R Administrative Agent may declare the A/R Facility’s termination date to have occurred and declare the outstanding Loan and all other obligations of the A/R Borrower to be immediately due and payable. The Company used the proceeds of the initial borrowings to repay outstanding revolving borrowings under the Company’s senior credit facility and to provide additional liquidity and funding for the ongoing business needs of the Company and its subsidiaries.

Pursuant to the A/R Loan Agreement, each of Company, the A/R Borrower, the Parent SPE and the Originators (the “Exela Parties”) is prohibited from amending or modifying any Existing Secured Debt Documents (as defined in the A/R Loan Agreement) if such amendment or modification could: (i) by its terms cause any Exela Party to be unable to perform its obligations under Transaction Documents (as defined in the A/R Loan Agreement), (ii) cause any inaccuracy or breach of any representation, warranty, or covenant of any Exela Party, (iii) could subject any existing or subsequently arising Collateral to an Adverse Claim (each as defined in the A/R Loan Agreement), or (iv) adversely affect any rights or remedies of the Lenders, the LC Bank and the A/R Administrative Agent under the A/R Facility.  The A/R Borrower and Parent SPE were formed in December 2019, and are consolidated into the Company’s financial statements even though they had no material assets or operations during the year end December 31, 2019. The A/R Borrower and Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Since January 10, 2020, the parties have amended and waived the A/R Facility several times to address contractually, the occurrence of certain events, including among other things, the delay in delivery of these Financial Statements, financial statements for the quarter ended March 31, 2020, and the Initial Servicer’s liquidity (as defined in the A/R Facility) falling below $60.0 million.

Sale of SourceHOV Tax, LLC

On March 16, 2020, the Company and its indirect wholly owned subsidiaries, Merco Holdings, LLC and SourceHOV Tax, LLC entered into a Membership Interest Purchase Agreement with Gainline Source Intermediate Holdings LLC at which time Gainline Source Intermediate Holdings LLC acquired all of the outstanding membership interests of SourceHov Tax for $40.0 million, subject to adjustment as set forth in the purchase agreement of approximately $2.0 million.

Impact of COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease ("COVID-19") a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”.

The Company is dependent on its workforce to deliver its solutions and services. Developments such as social distancing and stay-at-home orders from various jurisdictions may impact the Company’s ability to deploy its workforce effectively.

Additionally, COVID-19 has spread to most of the countries in the world and throughout the United States, creating a serious impact on customers, workforces, suppliers, disrupting economies and financial markets, and potentially leading to a world-wide economic downturn. While expected to be temporary, prolonged workforce disruptions may negatively impact sales in fiscal year 2020 and the Company’s overall liquidity.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is actively monitoring the global situation and its impact on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

Amendment to Credit Agreement

Under the terms of each of the Credit Agreement, the Company was required to deliver to the lenders the December 31, 2019 audited financial statements by April 14, 2020, which the Company failed to do. On May 18, 2020, the Company amended the Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Pursuant to the amendment, the Company also amended the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum Liquidity (as defined in the amendment) of $35.0 million.  In the event the Company delivers the annual and quarterly financial statements described above within the time frames stated within such agreements (which the Company believes it has now satisfied with respect to the annual financial statements, but not with respect quarterly financial statements), the Company will, upon delivery of such financial statements, be in compliance with the Credit Agreement.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, as discussed below, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated financial statements as of and for the year ended December 31, 2019 and our restated consolidated balance sheets as of December 31, 2018 and the related consolidated statements of operations and consolidated statements of cash flows for the fiscal years ended December 31, 2018 and 2017, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision of the board of directors, is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013) (the “COSO 2013 Framework”). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to material weaknesses in our internal control over financial reporting described below.

The Company did not design, implement and operate effective process-level control activities related to order-to-cash (including revenue, customer deposits, accounts receivable, deferred revenue and cost to obtain a contract), procure-to-pay (including operating expenses, accounts payable, and accrued liabilities), hire-to-pay (including compensation expense and accrued liabilities), leases (including accounting for the adoption of the new lease standard, right-of-use asset and lease liability), goodwill, restricted cash, share based compensation, journal entries and preparation of the consolidated financial statements, and other financial reporting processes, as well as accounting for significant unusual transactions.

In addition, the Company did not design, implement and operate effective process-level control activities related to the approval, authorization and disclosure of related party transactions.

The Company did not design, implement, and operate effective general information technology controls (GITCs) over user and privileged access to information technology (IT) systems at multiple components in order to adequately restrict access to appropriate finance and IT personnel and enforce appropriate segregation of duties. As a result, process-level automated control activities and manual control activities that are dependent upon information derived from IT systems were also ineffective.

These deficiencies in process-level control activities and GITCs were largely caused by an ineffective control environment as follows:

•	There was not sufficient oversight and governance from the Board of Directors in the design, implementation and execution of internal control over financial reporting;
•	The Company did not sufficiently establish structures, reporting lines and appropriate authorities and responsibilities; and
•	The Company did not sufficiently attract, develop and retain competent resources and hold them accountable for their internal control responsibilities.

The deficiencies in the control environment also created deficiencies in the Company’s risk assessment process, information and communication and monitoring activities as follows:

•	Financial reporting objectives were not clearly specified to enable the identification and assessment of risks, including complying with applicable accounting standards;
•	The risk assessment process failed to identify and assess risks of misstatement, including fraud risks, to ensure controls were designed and implemented to respond to those risks;
•	Changes that could impact the system of internal controls were not identified and assessed;
•	Relevant and quality information to support the functioning of internal controls was not consistently generated or used by the Company to support the operation of internal controls;
•	Internal communication of information necessary to support the functioning of internal control was not sufficient;
•	Communication with external parties on matters affecting the functioning of internal control was not complete;
•	The Company did not sufficiently select, develop and perform ongoing evaluations to determine the components of internal control are present and functioning; and
•	The evaluation and communication of internal control deficiencies, including monitoring corrective actions, were not performed in a timely manner.

As a result of these deficiencies, material misstatements were identified and corrected in the consolidated financial statements as of and for the year ended December 31, 2019, the restated consolidated financial statements as of and for the years ended December 31, 2018 and 2017 as further described in Note 3 to the consolidated financial statements and the interim financial statements for all interim periods during the years-ended December 31, 2019 and 2018 as further described in Note 20 to the consolidated financial statements.  Because there is a reasonable possibility that material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2019.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this annual report, has expressed an adverse report on the operating effectiveness of our internal control over financial reporting. KPMG LLP's report appears on page 74 of this Annual Report.

Remediation Plan

We have identified and begun to implement several steps, as further described below, to remediate the material weaknesses described in this Item 9A and to enhance our overall control environment, risk assessment, control activities, monitoring and information and communication. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

•	Increase the oversight of the Board of Directors over the remediation plan including the design, implementation and execution of internal controls.
•	Establish adequate reporting structure to ensure appropriate authority guidelines are in place and are effective.
•

Further develop the detailed remediation plan, with appropriate executive sponsorship and with the assistance of third-party specialists, to specifically address the material weaknesses related to the control environment, risk assessment, information and communication, and monitoring activities.

•

Hire, train, and retain individuals with appropriate skills and experience, assign responsibilities and hold individuals accountable for their roles related to internal control over financial reporting.

•	Design and implement controls over assigning authority and responsibility of management and others, including related party transactions.
•

Design and implement a comprehensive and continuous risk assessment process to identify and assess risks of material misstatement (including fraud risks) and ensure that the impacted financial reporting processes and related internal controls are properly designed and in place to respond to those risks in our financial reporting.

•	Enhance the design of existing control activities and implement additional process-level control activities and ensure they are operating effectively.
•

Enhance the design of existing GITCs over user and privileged access to IT systems and ensure they are operating effectively to support process-level automated control activities and manual control activities that are dependent upon information derived from IT systems.

•

Design and implement additional information and communications controls to ensure use of and obtaining relevant and quality information to allow operation of effective control activities, including internal and external communication.

•	Design and implement additional monitoring controls to assess the consistent operation of controls and to remediate deficiencies.

Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until these weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting

We made the following material changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the quarter ended December 31, 2019 to remediate previously reported material weaknesses in our internal control over financial reporting:

•	Designed and implemented GITCs over change management and computer operations for the IT system used to account for leases at the Novitex component.

•	Designed and implemented controls over service organizations used to process transactions on our behalf, including complementary end user controls.

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our executive officers is contained in the section titled “Executive Officers” in Part I of this Annual Report.

The other information required by this Item will be included in our Proxy Statement for the 2020 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Continuing Members of the Board of Directors,” “Additional Information Concerning the Board of Directors of the Company,” Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the SEC no later than June 12, 2020 and is incorporated by reference in this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2020 Annual General Meeting of Shareholders under the captions “Executive Compensation” and “Director Remuneration,” which will be filed with the SEC no later than June 12, 2020 and is incorporated by reference in this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2020 Annual General Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than June 12, 2020 and is incorporated by reference in this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2020 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than June 12, 2020 and is incorporated by reference in this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2020 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees” which will be filed with the SEC no later than June 12, 2020 and is incorporated by reference in this Annual Report.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.1	Restated Certificate of Incorporation, dated July 12, 2017(4)
3.2	Second Amended and Restated Bylaws, dated November 6, 2019.(9)
3.3	Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock(4)
3.4	Waiver of Bylaws(5)
4.1	Specimen Common Stock Certificate(1)
4.2	Specimen Warrant Certificate(1)
4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(1)
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

4.6	Description of Securities	Filed
10.1	Modification Agreement, dated as of June 15, 2017(3)
10.2	Amended & Restated Registration Rights Agreement, dated July 12, 2017, by and among the Company and the Holders(4)
10.3	Exela Technologies, Inc. Director Nomination Agreement, dated July 12, 2017, by and among the Company, the HGM Group and Ex‑Sigma 2 LLC(4)

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
10.4

First Lien Credit Agreement, dated July 12, 2017, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, the Lenders Party Thereto, Royal Bank of Canada, RBC Capital Markets, Credit Suisse Securities (USA) LLC, Natixis, New York Branch and KKR Capital Markets LLC(4)

10.5

First Amendment to First Lien Credit Agreement, dated July 13, 2018, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, the Lenders Party Thereto, Royal Bank of Canada, RBC Capital Markets, Credit Suisse Securities (USA) LLC, Natixis, New York Branch and KKR Capital Markets LLC(6)

10.6

Second Amendment to First Lien Credit Agreement, dated as of April, 16, 2019, by and among Exela Intermediate Holdings LLC, Exela Intermediate, LLC, each Subsidiary Loan Party listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto.(7)

10.7	Exela Technologies Inc. 2018 Stock Incentive Plan.(8)
10.8	Form of Option Grant Notice and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan.(8)
10.9	Form of Restricted Stock Unit Grant and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan.(8)
10.10	Exela Technologies, Inc. Executive Officer Annual Bonus Plan.(9)
10.11

Loan and Security Agreement, dated as of January 10, 2020, by and among Exela Receivables 1, LLC, as borrower, Exela Technologies, Inc., as initial servicer, TPG Specialty Lending, Inc., as administrative agent, PNC Bank, National Association, as LC Bank, and the lenders from time to time party thereto.(10)

10.12

First Tier Purchase and Sale Agreement, dated as of January 10, 2020, by and among Exela Receivables Holdco, LLC, as purchaser, Exela Technologies, Inc., as initial servicer, and BancTec, Inc., Deliverex, LLC, Economic Research Services, Inc., Exela Enterprise Solutions, Inc., SourceHOV Healthcare, Inc., United Information Services, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, J&B Software, Inc., Novitex Government Solutions, LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Integrated Solutions LLC, SourceCorp BPS Inc. and Sourcecorp Management, Inc., as originators.(10)

10.13	Second Tier Purchase and Sale Agreement, dated as of January 10, 2020, by and among Exela Receivables 1, LLC, Exela Receivables Holdco, LLC, and Exela Technologies, Inc.(10)
10.14

Sub-Servicing Agreement, dated as of January 10, 2020, by and among Exela Technologies, Inc., as initial servicer, and BancTec, Inc., Deliverex, LLC, Economic Research Services, Inc., Exela Enterprise Solutions, Inc., SourceHOV Healthcare, Inc., United Information Services, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, J&B Software, Inc., Novitex Government Solutions, LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Integrated Solutions LLC, SourceCorp BPS Inc., Sourcecorp Management, Inc., as sub-servicers.(10)

10.15	Guaranty, dated as of January 10, 2010, between Exela Receivables Holdco, LLC and TPG Specialty Lending, Inc.(10)
10.16	Performance Guaranty, dated as of January 10, 2010, between Exela Technologies, Inc. and TPG Specialty Lending, Inc.(10)
10.17	Membership Interest Purchase Agreement, dated as of March 16, 2020, by and among SourceHOV Tax, LLC, Merco Holdings, LLC, Exela Technologies, Inc., and Gainline Source Intermediate Holdings LLC (11)

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
10.18

First Amendment to Loan and Security Agreement, First Tier Purchase and Sale Agreement and Second Tier Purchase and Sale Agreement, dated as of March 16, 2020, by and among Exela Receivables 1, LLC, Exela Technologies, Inc., Exela Receivables Holdco, LLC, the Originators, the Lenders, and TPG Specialty Lending, Inc. (11)

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

Filed
32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed
101.SCH	XBRL Taxonomy Extension Schema	Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S‑1 (SEC File No. 333‑198988).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8‑K filed on February 22, 2017.
(3)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on June 21, 2017.
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on July 18, 2017.
(5)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on December 21, 2017.
(6)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on July 17, 2018.
(7)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on April 17, 2019.
(8)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10‑Q, filed on May 10, 2019.
(9)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10‑Q, filed on November 12, 2019.
(10)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on January 15, 2020.
(11)	Incorporated by reference to the Registrants’ Current Report on Form 8‑K, filed on March 17, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ RONALD COGBURN
June 8, 2020		Ronald Cogburn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ RONALD COGBURN
June 8, 2020		Ronald Cogburn, Chief Executive Officer
(Principal Executive Officer) and Director

Dated:	By:	/s/ SHRIKANT SORTUR
June 8, 2020		Shrikant Sortur, Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

Dated:	By:	/s/ PAR CHADHA
June 8, 2020		Par Chadha, Chairman of the Board of Directors

Dated:	By:	/s/ MARTIN P. AKINS
June 8, 2020		Martin P. Akins, Director

Dated:	By:	/s/ MARC A. BEILINSON
June 8, 2020		Marc A. Beilinson, Director

Dated:	By:	/s/ J. COLEY CLARK
June 8, 2020		J. Coley Clark, Director

Dated:	By:	/s/ JOHN H. REXFORD
June 8, 2020		John H. Rexford, Director

Dated:	By:	/s/ JAMES G. REYNOLDS
June 8, 2020		James G. Reynolds, Director

Dated:	By:	/s/ WILLIAM L. TRANSIER
June 8, 2020		William L. Transier, Director