Form 10-K/A
period 2019-12-31
Exela Technologies, Inc.
filed 2020-06-15
CIK 1620179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 001- 36788

EXELA TECHNOLOGIES, INC.

(Exact name of registrant specified in its charter)

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Exela Technologies, Inc. (the “Company”) for the fiscal year ended December 31, 2019, which was originally filed with the Securities and Exchange Commission (the “SEC”) on June 9, 2020 (the “Original Report”) to include the information omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K (the “Part III Information”). This Amendment is being filed because the Company has determined to delay the filing of its definitive proxy statement for its 2020 annual meeting of stockholders (the “Definitive Proxy Statement”) due to the continuing uncertainty around COVID-19.  The Company expects to hold its 2020 annual meeting during the second half of the year. On April 20, 2020, the Company filed a Current Report on Form 8-K (the “April Form 8-K”) indicating its intention to delay the filing of the Part III Information in accordance with the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting Requirements For Public Companies, dated March 25, 2020 (Release No. 34-88465)

In addition, in accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, the Company is amending Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of Oxley Act of 2002 have been omitted.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Report in any way, and we have not updated disclosures included therein to reflect any subsequent developments or events. This Amendment should be read in conjunction with the Original Report and with our other filings made with the SEC subsequent to the filing of the Original Report.

* * *

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Company has three classes of directors serving staggered three-year terms, with Class A consisting of two directorships and each of Class B and Class C consisting of three directorships. The terms of the Class A, B and C directorships expire on the date of the annual meeting in 2021, 2022, and 2020, respectively.

Name	Age	Class	Positions and Offices Held With the Company
Ronald C. Cogburn	64	A	Director
J. Coley Clark	74	A	Director
James G. Reynolds	51	B	Director
John H. Rexford	63	B	Director
Marc A. Beilinson	62	B	Director
Par S. Chadha	65	C	Director
Martin P. Akins	53	C	Director
William L. Transier	65	C	Director

Class C Directorship—Term Expiring in 2020

Par Chadha

Director since July 2017

Business Experience: Mr. Chadha is our Executive Chairman and is the founder, Chief Executive Officer and Chief Investment Officer of HGM, a family office, formed in 2001, and was the principal stockholder of SourceHOV immediately prior to the July 12, 2017 closing of the Novitex Business Combination Agreement, which resulted in SourceHOV and Novitex becoming our wholly owned subsidiaries. Mr. Chadha also served as Chairman of SourceHOV from 2011 until the closing of the Novitex Business Combination and as Chairman of our Board of Directors from the closing of the Novitex Business Combination until March 27, 2020 when he became our Executive Chairman. Mr. Chadha brings over 40 years of experience in building businesses in the Americas, Europe and Asia, including execution of mergers and acquisitions, integration of businesses and public offerings. Mr. Chadha is a co-founder of Rule 14, LLC, a leading big data mining and automation company formed in 2011, and during his career, Mr. Chadha has founded or co-founded other technology companies in the fields of metro optical networks, systems-on-silicon and communications. Through HGM, Mr. Chadha previously participated in director and executive roles in joint ventures with major financial and investment institutions, including Apollo, as well as other portfolio companies of HGM, and currently holds and manages investments in evolving financial technology, health technology and communications industries. Since 2005, Mr. Chadha has served as a Director of HOV Services Limited, a company listed on the National Stock Exchange of India, acting as its Chairman from 2009 to 2011. Mr. Chadha holds a B.S. degree in Electrical Engineering from the Punjab Engineering College, India, and completed graduate-level coursework in computer science at the Illinois Institute of Technology. We believe Mr. Chadha’s significant experience in the public information technology and business services industry and his experience with mergers and integration of businesses make him well qualified to serve as a director of Exela.

Martin Akins

Director since July 2019

Business Experience: Mr. Akins most recently served as Senior Vice President, General Counsel and Corporate Secretary of Express Scripts Holding Company, a publicly-traded, Fortune 25 company and the largest independent pharmacy benefit management company in the United States. In this role, Mr. Akins served as the company’s chief legal advisor and was also a member of Express Scripts’ senior executive team where he advised the CEO, outlined strategy to the Board of Directors and led the company through several, significant strategic transactions. He worked with Express Scripts from February 2001 through March 2019, serving as SVP and General Counsel from October 2015 through the closing of the company’s merger with Cigna, Inc. in December of 2018, and remaining with the organization in a transitional role for brief period post-closing. During his tenure with Express Scripts prior to October 2015, Mr. Akins, served in a variety of legal capacities, including Vice President and Deputy General Counsel, and Associate General Counsel. Before joining Express Scripts, Mr. Akins was with the Polsinelli law firm. Mr. Akins began his legal career with the firm Thompson Coburn LLP. He received his Juris Doctorate from the University of Illinois College of Law. We believe that Mr. Akins’ significant, strategic, legal, regulatory and governance experience, make him well-qualified to serve as a director of Exela.

William Transier

Director since April 2020

Business Experience: Mr. Transier is Chief Executive Officer of Transier Advisors, LLC, an independent advisory firm providing services to companies facing stressed operational situations, turnaround, restructuring or in need of interim executive leadership. He was co-founder of Endeavour International Corporation, an international oil and gas exploration and production company. He served as non-executive Chairman of Endeavour’s Board of Directors from December2014 until November 2015. He served from September 2006 until December 2014 as Chairman, Chief Executive Officer and President of Endeavour and as its Chairman and Co-Chief Executive Officer from its formation in February 2004 through September 2006. Mr. Transier served as Executive Vice President and Chief Financial Officer of Ocean Energy, Inc. from March 1999 to April 2003 and prior to that, Mr. Transier served in various positions of increasing responsibility with Seagull Energy Corporation. Before his tenure with Seagull, Mr. Transier served in various roles including partner in the audit department and head of the Global Energy practice of KPMG LLP from June 1986 to April 1996. In October 2019, Mr. Transier was elected to the Board of Directors of Battalion Oil Corporation (which changed its name from Halcón Resources Corporation) and as Chairman of the Board and of its audit committee. In March 2019 Mr. Transier was elected to the Board of Directors of Teekay Offshore GP L.L.C. (the general partner of Teekay Offshore Partners L.P.) and as chairman of its audit committee. Teekay was taken private in January 2020. Since October 2018 Mr. Transier has served as a member of the Board of Directors of Sears Holding Corporation including the Board’s Restructuring Committee and Restructuring Subcommittee. From August 2018 to February 2019, Mr. Transier served as a member of the Board of Directors of Gastar Exploration, Inc. From May 2016 to July 2017, Mr. Transier was a member of the Board of Directors of CHC Group Ltd. From August 2014 to July 2017, Mr. Transier was a member of the Board of Directors of Paragon Offshore plc. Mr. Transier graduated from the University of Texas with a B.B.A. in accounting, has an M.B.A. from Regis University and has a Master of Arts in Theological Studies from Dallas Baptist University. We believe that Mr. Transier’s extensive audit, accounting and financial reporting experience and extensive professional background provide valuable contributions to the Company’s board and make him well-qualified to serve as a director of Exela.

Class A Directors—Term Expiring in 2021

Ronald Cogburn

Director since July 2017

Business Experience: Mr. Cogburn is our Chief Executive Officer and served as Chief Executive Officer of SourceHOV from 2013 until the closing of the Novitex Business Combination. Mr. Cogburn has been part of companies that were predecessors to SourceHOV since 1993, bringing over 30 years of diversified experience in executive management, construction claims consulting, litigation support, program management project management, cost estimating, damages assessment and general building construction. Mr. Cogburn has also been a principal of HGM since 2003. Prior to his role as Chief Executive Officer of SourceHOV, Mr. Cogburn was SourceHOV's President, KPO from March 2011 to July 2013. Prior to this role, Mr. Cogburn was the President of HOV Services, LLC from January 2005 to September 2007, providing executive leadership during the company's growth to its IPO on the India Stock Exchange in September 2006. Mr. Cogburn has a BSCE in Structural Design/Construction Management from Texas A&M University and is a registered Professional Engineer. We believe that Mr. Cogburn’s significant, diversified business experience in Exela’s industry make him well-qualified to serve as a director of Exela.

J. Coley Clark

Director since December 2019

Business Experience: J. Coley Clark is the retired Chief Executive Officer and Chairman of the Board of BancTec, Inc., a global provider of document and payment processing solutions and currently serves on the board of directors of Moneygram International, Inc. At BancTec, Inc., Mr. Clark was Co-Chairman of the Board from 2014 to December 2016, and Chairman of the Board and Chief Executive Officer from September 2004 to 2014. In 2004, Mr. Clark retired from Electronic Data Systems Corporation, or EDS, an outsourcing services company that was acquired by Hewlett-Packard in 2008, as Senior Vice President and head of the Financial and Transportation Industry Group. Mr. Clark joined EDS in 1971 in the Systems Engineering Development Program and progressed through a variety of technical, sales and management roles related to the financial and insurance industries. Prior to his time at EDS, Mr. Clark served three years in the U.S. Army, attaining the rank of Captain, and served as a company commander in Europe and Southeast Asia. Mr. Clark received a Bachelor of Arts in Sociology from the University of Texas. We believe that Mr. Clark’s significant, diversified business experience in Exela’s industry make him well-qualified to serve as a director of Exela.

Class B Directors—Term Expiring in 2022

James G. Reynolds

Director since July 2017

Business Experience: Mr. Reynolds was our Chief Financial Officer from the closing of the Novitex Business Combination until May 2020. Mr. Reynolds served as Co-Chairman of SourceHOV from 2014 until the closing of the Novitex Business Combination in 2017. Mr. Reynolds is also the Chief Operating Officer and a Partner at HGM, bringing over 25 years of industry experience to the team. Prior to HGM Mr. Reynolds held numerous executive management or senior advisory positions at SourceHOV and its related subsidiaries and predecessor companies, including serving as Chief Financial Officer for HOV Services, LLC from 2007 to 2011 and Vice President and Corporate Controller for Lason from 2001 to 2006. Mr. Reynolds was a Senior Manager in the Business Advisory Services Practice at PricewaterhouseCoopers from 1990 to 2001. Mr. Reynolds is a C.P.A. and holds a B.S. in Accounting from Michigan State University. We believe that Mr. Reynold’s significant industry and management experience make him well-qualified to serve as a director of the Company.

John H. Rexford

Director since July 2017

Business Experience: Mr. Rexford is the Managing Director of Ramona Park Consulting LLC, which he founded in 2016, and also serves as a director of Verra Mobility. Mr. Rexford has over 36 years of finance experience that includes serving as Global M&A Head from 2010 to 2015 at the Xerox Corporation and serving in various positions at Affiliated Computer Services, Inc. (which was acquired by the Xerox Corporation), including Chief Financial Officer from 2006 to 2007, Executive Vice President from 2001 to 2009 and Senior Vice President of Mergers and Acquisitions from 1996 to 2001. Mr. Rexford holds a B.S. and a MBA from Southern Methodist University. We believe that Mr. Rexford’s prior experiences give him an understanding of the business models, structures and attributes of Exela, as well as the risks and operating environment of Exela, which make him well-qualified to serve as a director of Exela.

Marc A. Beilinson

Director since April 2020

Business Experience: Mr. Beilinson has served as a director of Athene Annuity, a global annuity company, since 2013. Since August 2011, Mr. Beilinson has been the Managing Director of Beilinson Advisory Group, a financial restructuring and hospitality advisory group that specializes in assisting distressed companies. Most recently, Mr. Beilinson served as Chief Restructuring Officer of Newbury Common Associates LLC (and certain affiliates) from December 2016 to June 2017. Mr. Beilinson previously served as Chief Restructuring Officer of Fisker Automotive from November 2013 to August 2014 and as Chief Restructuring Officer and Chief Executive Officer of Eagle Hospitality Properties Trust, Inc. from August 2011 to December 2014 and Innkeepers USA Trust from November 2008 to March 2012. Mr. Beilinson oversaw the Chapter 11 reorganization of Innkeepers USA, Fisker Automotive and Newbury Common Associates in his interim management roles as the Chief Restructuring Officer of those companies. Mr. Beilinson currently serves on the boards of directors of MFG Assurance Company Limited, Dura Automotive Systems, Sigue Corporation, Acosta, Inc., Kingfisher Midstream LLC and KB US, Inc., as well as the audit committee of MFG Assurance Company Limited. Mr. Beilinson has previously served on the boards of directors and audit committees of a number of public and privately held companies, including Westinghouse Electric, Caesars Acquisition Company, Wyndham International, Inc., Apollo Commercial Real Estate Finance, Inc., Innkeepers USA Trust, Gastar Inc., American Tire, UCI Holdings, Haggen, Agrokor and Monitronics. Mr. Beilinson graduated from UCLA, magna cum laude. We believe Mr. Beilinson extensive experience resulting from over thirty years of service to the boards of both public and private companies, and his extensive knowledge of legal and compliance issues, including the Sarbanes-Oxley Act of 2002 make him well-qualified to serve as a director of Exela.

Additional Information Concerning the Board of Directors of the Company during 2019

On February 21, 2019, Gordon Coburn resigned from the Board.

On July 29, 2019, Martin P. Akins, was elected to the Company’s Board and initially appointed to serve as a member of Exela’s Audit Committee and Nominating and Corporate Governance Committee.

On October 25, 2019, Nathaniel Lipman, and on October 28, 2019, Joshua Black and Matthew Nord, resigned from the Board of the Company and all committees of the Board, effective immediately. The Company notified Nasdaq that as a result of Nathaniel Lipman’s resignation from the Company’s Board, the Company was no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A), which requires the Company’s Audit Committee to be composed of at least three independent directors, and Nasdaq Listing Rule 5605(d)(2)(A), which requires the Company’s Compensation Committee to be composed of at least two independent directors.

On December 2, 2019, J. Coley Clark was elected to the Board of the Company and appointed as a member of the Audit Committee, Nominating and Corporate Governance Committee and as chair of the Compensation Committee. Accordingly, the Company returned to compliance with Nasdaq Listing Rule 5605(c)(2)(A) and Nasdaq Listing Rule 5605(d)(2)(A).

Audit Committee

Our board of directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act consisting of Messrs. Beilinson, Clark, Rexford (co-Chairman) and Transier (co-Chairman). Messrs. Beilinson, Clark, Rexford and Transier are each independent within the meaning of Section 5605(a)(2) of the NASDAQ Marketplace Rules and meet the additional test for independence for audit committee members imposed by the SEC, regulation and Section 5605(c)(2)(A) of the NASDAQ Marketplace Rules. Our board of directors has determined that each of Messrs. Transier and Mr. Rexford qualifies as a financial expert.

Executive Officers

The information set forth under the heading “Executive Officers” in the Company’s Form 10-K for year ended December 31, 2019 amended by this Amendment No. 1 is incorporated by reference.

Code of Ethics

We make available our code of ethics entitled "Global Code of Ethics and Business Conduct" free of charge through our website. We intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of our code of ethics.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our Common Stock to file reports with the SEC. Based on a review of the copies of reports furnished to us, Exela believes that, during 2019, HGM, Mr. Par Chadha, Mr. Ronald Cogburn, Mr. Shrikant Sortur, Mr. Suresh Yannamani, Mr. Srini Murali and Mr. Mark Fairchild were delinquent in their Section 16(a) reporting obligations based upon shares in Ex-Sigma held by each of the above persons.

HGM at all relevant times reported beneficial ownership of all of the shares of Exela held by Ex-Sigma 2. In the third and fourth quarter of 2019, HGM purchased additional preferred interests in Ex-Sigma, but as it already reported beneficial ownership of the underlying shares, HGM did not report the transactions on a Form 4 as its beneficial ownership did not increase. The report was ultimately made on February 27, 2020.

Each of the foregoing persons had one delinquent transaction except for Mr. Chadha and HGM, each of whom had two delinquent transactions, each of which related to the above-described purchase of additional preferred interests.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for Exela’s executive officers who are named in the “Summary Compensation Table” below. As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, Exela is not required to include a Compensation Discussion and Analysis and has elected to comply with the scaled disclosure requirements applicable to smaller reporting companies. Exela’s named executive officers for the fiscal year ended December 31, 2019 were as follows:

•	Ronald C. Cogburn, our Chief Executive Officer;

•	Mark Fairchild, our President, Exela SmartOffice; and

•	Suresh Yannamani, our President.

Summary Compensation Table

The following table sets forth compensation information for our named executive officers for services performed for the Company and its subsidiaries for the fiscal years ended December 31, 2019 and December 31, 2018.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Ronald C. Cogburn Chief Executive Officer	2019	325,000	—	—	98,181	845,407	1,268,588
	2018	325,000	350,000	442,520	298,146	—	1,415,666
Mark Fairchild President, Exela SmartOffice(4)	2019	400,000	250,000	—	48,295	95,012	793,307
Suresh Yannamani President	2019	325,000	—	—	98,181	535,524	958,705
	2018	325,000	450,000	442,520	298,146	—	1,515,666

(1)	For Mr. Fairchild, the amount reported in this column includes a one-time special incentive bonus of $250,000, granted to Mr. Fairchild as consideration for the termination of his employment agreement, and paid in 26 equal installments during 2019, subject to his continued employment through each payment date. For additional information, please see the “—Narrative to Summary Compensation Table” below.

(2)	The amounts reported in this column represent the aggregate grant date fair value of stock options granted to the named executive officers during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions, and do not necessarily correspond to the actual value that might be realized by the named executive officers, which depends on the market value of our Common Stock on a date in the future when the stock options are exercised. Grants made during the fiscal year ended December 31, 2019, were stock options subject to time-based vesting conditions. For such time-based vesting awards, the grant date fair value was calculated by multiplying the Black-Scholes value by the number of shares of our Common Stock subject to the stock options. For additional information, including a discussion of the assumptions used to calculate these values, please see the “—Outstanding Equity Awards at Fiscal Year End Table” below and please see note 16 Stock-Based Compensation of the Notes to the Consolidated Financial Statements in this Annual Report.

(3)	In October 2019, the Company awarded bonuses to certain employees, including the above named executive officers, who were also indirect equity holders of Ex-Sigma 2 through their holdings of Ex-Sigma that had been issued upon the vesting of RSUs granted under the 2013 Plan. The Company remitted the net amount of $929,844 toward the outstanding balance on the Margin Loan in order to benefit such employees.

(4)	Mr. Fairchild was not a named executive officer in 2018.

Narrative to Summary Compensation Table

No Executive Employment Agreements

We have not entered into employment agreements with Messrs. Cogburn, Fairchild or Yannamani. For a discussion of the severance pay and other benefits to be provided to our named executive officers in connection with a termination of employment and/or a change in control, please see “— Potential Payments Upon Termination or Change In Control” below.

Termination of Mr. Fairchild’s Agreement

On December 18, 2018, the Company and Mr. Fairchild mutually agreed to terminate Mr. Fairchild’s employment agreement with the Company’s subsidiary, BancTec, Inc.  In connection with the termination of the employment agreement, the Company agreed (i) to pay Mr. Fairchild a special incentive award in an aggregate amount equal to $250,000 payable in 26 equal bi-weekly payments, subject to his continued employment through each payment date; however, if his employment was terminated by the Company, except due to Mr. Fairchild’s gross negligence or willful misconduct, any remaining amount would have been payable in a lump sum on the day of termination; and (ii) in the event Mr. Fairchild’s employment was terminated without cause (other than due to his death or disability) prior to August 31, 2019, Mr. Fairchild would have been entitled to accelerated vesting of the 36,400 restricted stock units to receive shares of Common Stock that were granted to Mr. Fairchild on August 30, 2018 and that were scheduled to vest on August 31, 2019.

The termination of Mr. Fairchild’s employment agreement is part of the Company’s overall compensation plan to harmonize the employee benefits of officers of the Company and to eliminate non-conforming agreements.

Short and Long Term Incentives

With respect to our 2019 fiscal year, none of our named executive officers received a performance based bonus.

The Compensation Committee approved grants of stock options to our named executive officers in August 2019 pursuant to our 2018 Plan (described below). Stock options granted to our named executive officers vest over 4 years, subject to the executive’s continued employment with us or one of subsidiaries through such date. For additional information regarding such grants, please see “—Outstanding Equity Awards at Fiscal Year End Table” below.

Stock Plans, Health and Welfare Plans, and Retirement Plans

2018 Stock Incentive Plan

On December 19, 2017, our Board of Directors adopted our 2018 Stock Incentive Plan, or the 2018 Plan, which was subsequently approved on December 20, 2017 by the written consent of the holders of a majority of the shares of our Common Stock, and became effective on January 17, 2018. The 2018 Plan is administered by the Compensation Committee of our Board of Directors. Under the 2018 Plan, the Compensation Committee may grant an aggregate of 8,323,764 shares of our Common Stock to eligible participants in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other awards that may be settled in or based on our Common Stock.

Health and Welfare Plans

Our named executive officers are eligible to participate in our employee benefits plans, including our medical, dental, vision, life, disability, health and dependent care flexible spending accounts and accidental death and dismemberment benefit plans, in each case on the same basis as all of our other employees.

Retirement Plan

We sponsor a retirement plan intended to qualify for favorable tax treatment under Section 401(a) of the Internal Revenue Code of 1986, as amended, or the Code, containing a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. Employees who meet the eligibility requirements may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. All employee and employer contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Pre-tax contributions by participants and contributions that we may make to the plan and the income earned on those contributions are generally not taxable to participants until withdrawn, and all contributions are generally deductible by us when made. Participant contributions are held in trust as required by law. No minimum benefit is provided under the plan. An employee is 100% vested in his or her pre-tax deferrals when contributed and any employer contributions vest ratably over four years. The plan provides for a discretionary employer matching contribution, however, we currently do not make any matching contributions to the plan and did not make any matching contributions with respect to the 2019 plan year.

Other Compensation Policies and Practices

Insider Trading Policy

Our Insider Trading Policy provides that employees, including our executive officers and the members of our Board of Directors, are prohibited from engaging in transactions in our securities if such employee possesses material, non-public information about the Company. In addition, certain persons covered by our Insider Trading Policy must advise our General Counsel before effectuating any transaction in our securities.

Stock Ownership Guidelines

On December 19, 2017, our Board of Directors adopted Stock Ownership Guidelines for our non-employee directors, Chief Executive Officer, Chief Financial Officer and our other executive officers who report directly to our Chief Executive Officer, which we refer to here as covered persons. Our Stock Ownership Guidelines provide that within five years after first becoming subject to the guidelines, each covered person should own shares of our Common Stock with a specified fair market value, which is three times the annual retainer fee in the case of non-employee directors, six times annual base salary in the case of our Chief Executive Officer, three times annual base salary in the case of our Chief Financial Officer and one and one-half times annual base salary in the case of all other covered persons. Covered persons must retain their equity until their required ownership amount is met; provided, that each covered person is at all times permitted to sell a portion of the shares of our Common Stock underlying his or her equity based awards to the extent necessary to satisfy any withholding taxes due in connection with such awards. Included in a covered person’s ownership amount for purposes of the Stock Ownership Guidelines are (i) one half of the fair market value of the shares of our Common Stock underlying vested stock options (to the extent the fair market value exceeds the applicable exercise price); and (ii) one half of the shares of our Common Stock subject to all vested and deferred restricted stock units. Shares of our Common Stock underlying unvested equity awards are not counted towards determining a covered person’s stock ownership.

Outstanding Equity Awards at Fiscal Year End

The following table contains information regarding outstanding equity awards of Exela held by our named executive officers as of December 31, 2019.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ronald Cogburn	—	111,000 (1)	5.98	8/31/28
	—	111,000 (2)	1.30	8/26/29
Mark Fairchild	—	54,600 (1)	5.98	8/31/28
	—	54,600 (2)	1.30	8/26/29
Suresh Yannamani	—	111,000 (1)	5.98	8/31/28
	—	111,000 (2)	1.30	8/26/29

(1)	The stock options are subject to the following vesting schedule: forty percent of the options will vest and become exercisable on August 31, 2020 and the remainder will vest and become exercisable on August 31, 2022, subject to continued employment with us through each such date.

(2)	The stock options are subject to the following vesting schedule: forty percent of the options will vest and become exercisable on August 26, 2021 and the remainder will vest and become exercisable on August 31, 2023, subject to continued employment with us through each such date.

Potential Payments Upon Termination or Change in Control

The following summaries describe the potential payments and benefits that we would provide to our named executive officers in connection with a termination of employment and/or a change in control, assuming the applicable triggering event occurred on December 31, 2019.

Severance Benefits

Although we have not entered into written agreements providing Messrs. Cogburn, Fairchild or Yannamani severance benefits, upon a termination of Messrs. Cogburn’s, Fairchild’s or Yannamani’s employment by us without cause, each of Messrs. Cogburn, Fairchild and Yannamani would be eligible for severance benefits pursuant to our current severance policy equal to continued payment of his base salary for a period of three weeks for each year of service, up to a maximum of 16 weeks. Our severance policy may be amended or terminated at any time in our sole discretion.

Vesting and Settlement of Outstanding Equity Awards

Our named executive officers hold unvested stock options granted pursuant to our 2018 Plan. The 2018 Plan provides that in the event of a significant “corporate event,” as defined therein, each outstanding award will be treated as the administrator determines. In addition, unless otherwise provided in an award agreement, with respect to each outstanding equity award under the 2018 Plan that is assumed or substituted in connection with a change in control, the vesting, payment, purchase or distribution of such award may not be accelerated by reason of the change in control for any award holder unless the award holder experiences an involuntary termination as a result of the change in control. For these purposes, an award holder will be deemed to experience an involuntary termination as a result of a change in control if the award holder experiences a termination other than for cause, or otherwise experiences a termination under circumstances which entitle the award holder to mandatory severance payment(s) pursuant to applicable law.

DIRECTOR COMPENSATION

The compensation of our non-employee directors for 2019 was, except as described below, determined in accordance with the non-employee director compensation policy that the Board approved on December 19, 2017, as described in more detail below. Any non-employee director who was a representative of Apollo Management Holdings, L.P. or any of its affiliates (but excluding any portfolio companies of funds or accounts managed or advised thereby) was not eligible to receive any fees or equity awards in 2019.

Non-Employee Director Compensation Policy - 2019
Annual Cash Retainer for Board Membership	$75,000
Annual Cash Retainer for Board Chairman	$185,000
Annual Cash Retainer for Audit Committee Member (other than the Chair)	$20,000
Annual Cash Retainer for Audit Committee Chair	$30,000
Annual Cash Retainer for Compensation Committee Member (other than the Chair)	$12,500
Annual Cash Retainer for Compensation Committee Chair	$20,000
Annual Cash Retainer for Nominating and Corporate Governance Committee (other than Chair)	$12,500
Annual Cash Retainer for Nominating and Corporate Governance Committee Chair	$20,000
Initial Equity Award (other than the Chair) (1)	$150,000
Initial Equity Award Chair (1)	$200,000
Annual Equity Award (Other than the Chair)(2)	$110,000
Annual Equity Award Chair(2)	$140,000

(1)	Award delivered in the form of restricted stock units and vests ratably over a three-year period immediately prior to the first, second and third annual meetings subsequent to the date of grant.

(2)	Award delivered in the form of restricted stock units and vests immediately prior to the first annual meeting subsequent to the date of grant.

In addition to the compensation described above, during 2019, members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee were eligible to receive an additional fee of $2,000 for each meeting following the first four meetings. Members of our Audit Committee formed a subcommittee to monitor and facilitate the Company’s progress with meeting its SOX compliance initiatives for which they receive a fee of $2,500 per meeting. In addition, Messrs. Lipman and Rexford also received additional compensation of $75,000 (plus monthly fees of $6,000) for serving on a special committee of the Board of Directors that had been formed to consider the potential take private transaction that was first announced in May 2019 and abandoned in October 2019. We also reimburse our directors for reasonable and necessary out-of-pocket expenses incurred in attending board and committee meetings or performing other services for us in their capacities as directors.

Director Compensation Table

The following table sets forth information concerning director compensation for services performed during the year ended December 31, 2019.

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)(2)(3)	Total ($)
Par Chadha	$197,500	$139,999	$337,499
Martin Akins(4)	$52,989	$197,012	$250,001
Joshua Black(5)	—	—	—
J. Coley Clark(4)	$6,318	—	$6,318
Gordon Coburn(5)	$18,063	—	$18,063
Nathaniel Lipman(5)	$224,563	$109,999	$334,562
Matthew Nord(5)	—	—	—
John Rexford	$248,000	$109,999	$357,999

(1)	The amounts reported in this column represent the aggregate grant date fair value of the restricted stock units granted to the non-employee directors during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions, and do not necessarily correspond to the actual value that might be realized by the non-employee directors, which depends on the market value of our Common Stock on a date in the future when the units are settled. Grants made during the fiscal year ended December 31, 2019, were restricted stock units subject to time-based vesting conditions. For such time-based vesting awards, the grant date fair value was calculated by multiplying the fair market value by the number of shares of our Common Stock subject to the restricted stock units on the grant date. For additional information, including a discussion of the assumptions used to calculate these values, please see note 16 Stock-Based Compensation of the Notes to the Consolidated Financial Statements in this Annual Report.

(2)	Each restricted stock unit represents the right to receive, following vesting, one share of our Common Stock.

(3)	The non-employee members of our Board of Directors held the following aggregate unvested restricted stock units as of December 31, 2019. (A)(B)

Name	Aggregate Number of Restricted Stock Units Outstanding as of December 31, 2019
Par Chadha	71,898
Martin Akins	156,359
John Rexford	56,050

(A)	As of December 31, 2019, other than with respect to Mr. Akins, all remaining unvested restricted stock units held by our non-employee directors were scheduled to vest in full immediately prior to our 2020 annual meeting, subject to the director’s continued service on our Board through such date. Mr. Akins received (i) a sign-on grant of 119,047 restricted stock units that are scheduled to vest in equal installments immediately prior to each of our annual meetings in 2020, 2021 and 2022, and (ii) a pro-rated annual grant of 37,312 restricted stock units that are scheduled to vest in full immediately prior to our 2020 annual meeting.

(B)	All unvested restricted stock units granted to Messrs. Coburn and Lipman were forfeited upon their resignation from the Board.

(4)	Messrs. Akins and Clark became members of our Board effective as of July 29, 2019 and December 2, 2019 respectively, and each director’s reported compensation reflects his partial year of service.

(5)	Mr. Coburn resigned from the Board, effective February 21, 2019, Mr. Lipman resigned the Board, effective October 25, 2019, and Messrs. Nord and Black each resigned from the Board on October 28, 2019. Messrs. Nord and Black were the Apollo Management Holdings, L.P. representatives and therefore did not earn or receive any fees in respect of service on our Board during the 2019 calendar year.

Messrs. Cogburn and Reynolds each served as members of the Board of the Company during 2019, however, as executive officers at such time they did not receive additional compensation for such service in 2019. Messrs. Transier and Beilinson have been members of the Board since April 2020 and accordingly did not receive any compensation for 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Principal Shareholders

        The following table shows, based upon filings made with the Company, certain information as of June 5, 2020 concerning persons who may be deemed beneficial owners of 5% or more of the outstanding shares of Common Stock because they possessed or shared voting or investment power with respect to the shares of Common Stock.

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Various entities affiliated with Delos Investment Fund, L.P. (2) 120 Fifth Ave, Third Floor, New York, NY 10011	15,485,248	10.5%
Various entities affiliated with HGM(3) 8550 West Desert Inn Road, Suite 102-452, Las Vegas, NV 89117	74,393,234	49.3%
Nantahala Capital Management, LLC (4) 19 Old Kings Highway S, Suite 200 Darien, Connecticut 06820	27,777,887	18.8%
Greenlight (5) 140 East 45th Street, 24th Floor, New York, New York 10017	8,022,928	5.4%

(1) Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d-3 under the Securities Exchange Act of 1934 and is based upon the 147,511,430 shares of Common Stock outstanding.

(2) Information based on Schedule 13G (the “13G”), filed with the SEC on March 2, 2020, relating to securities held of record by Delos Investment Fund, LP, a Delaware limited partnership (“Delos”). Delos Capital Management, LP, a Delaware limited partnership (the "Advisor"), serves as the investment manager of Delos. Matthew Constantino is the managing member of the general partner of the Advisor.

(3) Information based on Amendment Number 11 to Schedule 13D, filed with the SEC on March 26, 2020, by Mr. Par Chadha, HandsOn Global Management, LLC, a Delaware limited liability company, Ex-Sigma 2 LLC, a Delaware limited liability company, Ex-Sigma LLC, a Delaware limited liability company, HOVS LLC, a Delaware limited liability company, HandsOn Fund 4 I, LLC, a Nevada limited liability company, HOV Capital III, LLC, a Nevada limited liability company, HOV Services Ltd., an Indian limited company, Adesi 234 LLC, a Nevada limited liability company, HOF 2 LLC, a Nevada limited liability company, HandsOn 3, LLC, a Nevada limited liability company, SoNino LLC, The Beigam Trust, The Rifles Trust, SunRaj LLC, Pidgin Associates LLC, Andrej Jonovic, Shadow Pond LLC, Ronald Cogburn, Kanwar Chadha, Surinder Rametra, and Suresh Yannamani and the Voting Agreement parties (collectively, the “HGM Reporting Persons”) and includes 509,964 shares of Common Stock held directly by HGM. According to the Schedule 13D, Mr. Chadha may be deemed to be the beneficial owner of, and he has shared power to vote, the aggregate 74,393,234 shares of Common Stock held by the HGM Reporting Persons. Percent of class, in the case of HGM refers to 147,511,430 shares of Common Stock outstanding 3,216,051 shares of Common Stock issuable upon conversion of the Series A Preferred Stock, as of June 5, 2020, and 71,898 shares of Common Stock issuable upon settlement of RSUs.

(4) Information based on Schedule 13G/A, filed with the SEC on April 9, 2020 by Nantahala Capital Management, LLC, a Massachusetts limited liability company, Wilmot B. Harkey and Daniel Mack.

(5) Information based on Schedule 13G/A, filed with the SEC on February 14, 2020, by Greenlight Capital, Inc., a Delaware corporation (“Greenlight Inc.”), DME Advisors, LP, a Delaware limited partnership (“DME Advisors”), DME Capital Management, LP, a Delaware limited partnership (“DME CM”), DME Advisors GP, LLC, a Delaware limited liability company (“DME GP” and together with Greenlight Inc., DME Advisors and DME CM, “Greenlight”), and Mr. David Einhorn, the principal of Greenlight (collectively with Greenlight, the “Greenlight Reporting Persons”). Pursuant to Rule 13d-4, each of the Greenlight Reporting Persons disclaims all such beneficial ownership except to the extent of its pecuniary interest in any shares of Common Stock, if applicable.

Common Stock Ownership by Directors and Executive Officers

The following table presents the number of shares of Common Stock beneficially owned by the directors, the named executive officers and all directors and executive officers as a group as of June 5, 2020. Individuals have sole voting and dispositive power over the stock unless otherwise indicated in the footnotes.

Name of Individual	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Par Chadha(2)(8)	74,393,234	49.3%
Ronald Cogburn(3)(7)(8)	372,124	*
James G. Reynolds(4)(7)(8)	3,387,782	*
Martin Akins (5)	76,994	*
J. Coley Clark	—	*
John H. Rexford (6)	143,648	*
William Transier	—	*
Marc A. Beilinson	—	*
Suresh Yannamani (7)(8)	533,892	*
Mark Fairchild (7) (8)	48,323	*
All directors and executive officers as a group (13 persons)	74,613,876	49.4%

* Represents holdings of less than one percent.

(1) Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d-3 under the Securities Exchange Act of 1934 and is based upon the 147,511,430 shares of Common Stock outstanding.

(2) The business address of Mr. Chadha is 8550 West Desert Inn Road, Suite 102-452, Las Vegas, NV 89117. Mr. Chadha is a member of HGM or its affiliates and may be deemed to beneficially own the shares of Common Stock and Series A Perpetual Convertible Preferred Stock beneficially owned by HGM or its affiliates under Rule 13d-3. Mr. Chadha disclaims beneficial ownership of any such shares beneficially owned by HGM, except to the extent of his pecuniary interest therein. Percent of class, in the case of Mr. Chadha refers to 147,511,430 shares of Common Stock outstanding, 3,216,051 shares of Common Stock issuable upon conversion of the Series A Preferred Stock, as of June 5, 2020, and 71,898 shares of Common Stock issuable upon settlement of RSUs.

(3) Mr. Cogburn is affiliated with HGM or its affiliates. Mr. Cogburn disclaims beneficial ownership of shares of Common Stock that are owned by HGM or its affiliates.

(4) Mr. Reynolds is affiliated with HGM or its affiliates. Mr. Reynolds disclaims beneficial ownership of shares of Common Stock that are owned by HGM or its affiliates.

(5) Includes 76,994 RSUs that are scheduled to vest immediately prior to our annual meeting.

(6) Includes 56,050 RSUs that are scheduled to vest immediately prior to our annual meeting.

(7) Includes Series A Perpetual Convertible Preferred Stock held by the applicable holder on an as-converted to Common Stock basis.

(8) The individual is party to a voting agreement with HGM, among other persons. Mr. Chadha is a member of HGM and may be deemed to be the beneficial owner of, and has shared power to vote such shares.

Item 13. Certain Relationships and Related Transactions and Director Independence

Related-Party Transactions

We have adopted a written policy requiring that any related person transaction that would require disclosure under Item 404(a) of Regulation S-K under the Exchange Act be reviewed and approved by our audit committee or, if the audit committee is not able to review the transaction for any reason, the chairman of the audit committee. Compensation matters regarding our executive officers or directors are reviewed and approved by our compensation committee. All relevant factors with respect to a proposed related person transaction will be considered, and such a transaction will only be approved if it is in our and our stockholders’ best interests. Related persons include our major stockholders and directors and officers, as well as immediate family members of directors and officers.

        During 2019, the Company engaged in the following transactions with related persons that are required to be reported under the SEC’s rules:

The information set forth in Note 18 – Related-Party Transactions of Notes to Consolidated Financial Statements included in the Company’s Form 10-K for year ended December 31, 2019 amended by this Amendment No. 1 is incorporated by reference.

We have also maintained the following related party employment relationships: Matt Reynolds, the brother of our former chief financial officer and current director, is employed as our Vice President—Finance, and receives a base salary of $162,567 and may be eligible for additional incentive compensation for 2020; and Andrej Jonovic, the son-in-law of the Executive Chairman is employed as our Executive Vice President, Business Strategy and Corporate Affairs and receives a base salary of $300,000 and may be eligible for additional incentive compensation for 2020.

In addition the Company had ongoing obligations under the following agreements:

Registration Rights Agreement

        The Company and certain stockholders, including certain entities affiliated with each of HGM and Apollo, have entered into an Amended and Restated Registration Rights Agreement, which was subsequently amended on April 10, 2018 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, certain stockholders, including affiliates of HGM, and their permitted transferees are entitled to certain registration rights described in the Registration Rights Agreement. Among other things, pursuant to the Registration Rights Agreement, affiliates of each of HGM and Apollo are each entitled to participate in five demand registrations, and also have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Novitex Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements, other than underwriting discounts and selling commissions.

        Messrs. Chadha, Cogburn, and Reynolds are each affiliated with HGM. Messrs. Cogburn and Reynolds received compensation from Exela as executive officers of Exela.

Director Nomination Agreements

        At the closing of the Novitex Business Combination, the Company entered into a Director Nomination Agreement (the “Director Nomination Agreement”) with each of Novitex Holdings, an affiliate of Apollo, and certain affiliates of HOVS LLC and HandsOn Fund 4 I, LLC, affiliates of HGM (each a “Nominating Stockholder”), which will remain in effect for so long as the applicable Nominating Stockholder (or Nominating Stockholder’s affiliate) continues to beneficially own at least 5% of the then outstanding shares of our Common Stock (without giving effect to the exercise of any outstanding warrants to purchase our Common Stock). The Director Nomination Agreements require that the individuals nominated for election as directors by our Board of Directors shall include a number of individuals selected by each of the Nominating Stockholders such that, upon the election of each such individual, and each other individual nominated by or at the direction of our Board of Directors or a duly-authorized committee of the Board, as a director of our Company, the individuals selected by each Nominating Stockholder (or Nominating Stockholder’s affiliate) shall be: (i) solely with respect to the Director Nomination Agreement with certain affiliates of HOVS LLC and HandsOn Fund 4 I, LLC, for so long as the applicable Nominating Stockholder beneficially owns at least 35% of the then outstanding shares of our Common Stock (without giving effect to the exercise of any outstanding warrants to purchase our Common Stock), three directors; (ii) for so long as the applicable Nominating Stockholder beneficially owns at least 15%, but less than 35%, of the then outstanding shares of Common Stock (without giving effect to the exercise of any outstanding warrants to purchase our Common Stock), two directors; and (iii) for so long as the applicable Nominating Stockholder (or Nominating Stockholder’s affiliate) beneficially owns at least 5%, but less than 15%, of the then outstanding shares of our Common Stock (without giving effect to the exercise of any outstanding warrants to purchase our Common Stock), one director. In the case of a vacancy on our Board of Directors created by the removal or resignation of an individual selected for nomination by a Nominating Stockholder (or Nominating Stockholder’s affiliate), the Director Nomination Agreements require us to appoint another individual selected by the applicable Nominating Stockholder. The Director Nomination Agreements also provide for observation rights for each Nominating Stockholder (or Nominating Stockholder’s Affiliate) to the extent that it has a right of nomination that it does not utilize.

        In addition, the Director Nomination Agreements provide that for so long as a Nominating Stockholder continues to beneficially own at least 15% of the then outstanding shares of our Common Stock (without giving effect to the exercise of any outstanding warrants to purchase our Common Stock), we cannot, without the consent of such Nominating Stockholder, engage in certain related-party transactions, adopt an equity incentive plan or amend the same to increase the number of securities that may be granted thereunder, issue certain equity securities, including with a fair market value of more than $100 million, amend our certificate of incorporation or bylaws in a manner that adversely affects such Nominating Stockholder’s rights under the applicable Director Nomination Agreement or has a disproportionate impact on the interests of such Nominating Stockholder, enter into certain new lines of business, or increase or decrease the size of the Board of Directors or change the classes on which the members of the Board of Directors serve.

Consent, Waiver and Amendment

Pursuant to the Consent, Waiver and Amendment the Company had certain obligations to reimburse Ex-Sigma and Ex-Sigma 2 in connection with the Margin Loan, all as disclosed in the Consolidated Financial Statements included in the Original Report.

Director Independence

The Company’s Common Stock is listed on Nasdaq, and the Company is required to comply with the Nasdaq listing requirements regarding independent directors. Under Nasdaq’s Marketplace Rules, the definition of an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has reviewed such information as the Board has deemed appropriate for purposes of determining whether any of the directors has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, including the beneficial ownership by our directors of Common Stock and transactions between the Company, on the one hand, and our directors and their affiliates, on the other hand. Based on such review, the Board of Directors has determined that we have five “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules, Messrs.  Akins, Beilinson, Clark, Rexford and Transier; independent directors, therefore, constitute a majority of our Board. Non-management directors meet periodically in executive session without members of the Company’s management at the conclusion of regularly scheduled Board meetings. In addition, Messrs. Akins, Beilinson, Clark, Rexford and Transier qualify as independent directors for the purpose of serving on the audit committee of the Company under SEC rules.

Item 14. Principal Accountant Fees and Services

KPMG has been our principal accountant for the last three  fiscal years.

Pursuant to its charter, the Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the Company’s independent registered public accounting firm. In addition to assuring the regular rotation of the lead audit partner as required by law, the Audit Committee is involved in the evaluation and selection of the lead audit partner and considers whether there should be regular rotation of the independent registered public accounting firm.

The Audit Committee is also required to review and pre-approve all of the audit and non-audit services to be performed by the Company’s independent registered public accounting firm, including the firm’s engagement letter for the annual audit of the Company, the proposed fees in connection with such audit services, and any additional services that management chooses to hire the independent auditors to perform. Additionally, the Audit Committee can establish pre-approval policies and procedures with respect to the engagement of the Company’s independent accountant’s for non-audit services. In accordance with the Audit Committee Charter, all of the foregoing audit and non-audit fees paid to, and the related service provided by, KPMG were pre-approved by the Audit Committee.

Services

KPMG and its affiliates provided services consisting of the audit of the annual consolidated financial statements and internal controls over financial reporting of the Company, review of the quarterly financial statements of the Company, accounting consultations and consents and other services related to SEC filings by the Company and its subsidiaries and other pertinent matters and other permitted services to the Company.

Audit Fees

The aggregate fees billed or expected to be billed by KPMG for professional services rendered for the audit of the Company’s annual consolidated financial statements and internal controls over financial reporting for the fiscal years ended 2018 and 2019, for the reviews of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2018 and 2019 fiscal years and for accounting research and consultation related to the audits and reviews totaled approximately $6.8 million for 2018 and $7.7 million for 2019. These fees were pre-approved by the Audit Committee.

Audit -Related Fees

The aggregate fees billed by KPMG for audit-related services for the fiscal years ended 2018 and 2019 were $0.2 million and $0.5 million, respectively. These fees related to research and consultation on various filings with the SEC and were pre-approved by the Audit Committee.

Tax Fees

The aggregate fees billed by KPMG for tax services were less than $0.1 million for each of the fiscal years ended 2018 and 2019. These fees related to local tax compliance and consulting were pre-approved by the Audit Committee.

All Other Fees

There were no fees billed by KPMG for services rendered to the Company other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal years ended 2018 and 2019.

In its approval of these non-audit services, the Audit Committee has considered whether the provision of non-audit services is compatible with maintaining KPMG’s independence.

* * *

PART IV

Item 15. Exhibits

Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description	Filed or Furnished Herewith
2.1	Novitex Business Combination Agreement, dated as of February 21, 2017, by and among Quinpario Acquisition Corp. 2, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., Novitex Holdings, Inc., SourceHOV Holdings, Inc., Novitex Parent, L.P, HOVS LLC and HandsOn Fund 4 I, LLC (2)
3.1	Restated Certificate of Incorporation, dated July 12, 2017(4)
3.2	Second Amended and Restated Bylaws, dated November 6, 2019.(9)
3.3	Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock(4)
3.4	Waiver of Bylaws(5)
4.1	Specimen Common Stock Certificate(1)
4.2	Specimen Warrant Certificate(1)
4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(1)
4.4	Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee(4)

Exhibit No.	Description	Filed or Furnished Herewith
4.5	First Supplemental Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee(4)
4.6	Description of Securities	Filed
10.1	Modification Agreement, dated as of June 15, 2017(3)
10.2	Amended & Restated Registration Rights Agreement, dated July 12, 2017, by and among the Company and the Holders(4)
10.3	Exela Technologies, Inc. Director Nomination Agreement, dated July 12, 2017, by and among the Company, the HGM Group and Ex-Sigma 2 LLC(4)
10.4	First Lien Credit Agreement, dated July 12, 2017, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, the Lenders Party Thereto, Royal Bank of Canada, RBC Capital Markets, Credit Suisse Securities (USA) LLC, Natixis, New York Branch and KKR Capital Markets LLC(4)
10.5	First Amendment to First Lien Credit Agreement, dated July 13, 2018, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, the Lenders Party Thereto, Royal Bank of Canada, RBC Capital Markets, Credit Suisse Securities (USA) LLC, Natixis, New York Branch and KKR Capital Markets LLC(6)
10.6	Second Amendment to First Lien Credit Agreement, dated as of April, 16, 2019, by and among Exela Intermediate Holdings LLC, Exela Intermediate, LLC, each Subsidiary Loan Party listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto.(7)
10.7	Exela Technologies Inc. 2018 Stock Incentive Plan.(8)
10.8	Form of Option Grant Notice and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan.(8)
10.9	Form of Restricted Stock Unit Grant and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan.(8)
10.10	Exela Technologies, Inc. Executive Officer Annual Bonus Plan.(9)
10.11	Loan and Security Agreement, dated as of January 10, 2020, by and among Exela Receivables 1, LLC, as borrower, Exela Technologies, Inc., as initial servicer, TPG Specialty Lending, Inc., as administrative agent, PNC Bank, National Association, as LC Bank, and the lenders from time to time party thereto.(10)
10.12	First Tier Purchase and Sale Agreement, dated as of January 10, 2020, by and among Exela Receivables Holdco, LLC, as purchaser, Exela Technologies, Inc., as initial servicer, and BancTec, Inc., Deliverex, LLC, Economic Research Services, Inc., Exela Enterprise Solutions, Inc., SourceHOV Healthcare, Inc., United Information Services, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, J&B Software, Inc., Novitex Government Solutions, LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Integrated Solutions LLC, SourceCorp BPS Inc. and Sourcecorp Management, Inc., as originators.(10)
10.13	Second Tier Purchase and Sale Agreement, dated as of January 10, 2020, by and among Exela Receivables 1, LLC, Exela Receivables Holdco, LLC, and Exela Technologies, Inc.(10)
10.14	Sub-Servicing Agreement, dated as of January 10, 2020, by and among Exela Technologies, Inc., as initial servicer, and BancTec, Inc., Deliverex, LLC, Economic Research Services, Inc., Exela Enterprise Solutions, Inc., SourceHOV Healthcare, Inc., United Information Services, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, J&B Software, Inc., Novitex Government Solutions, LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Integrated Solutions LLC, SourceCorp BPS Inc., Sourcecorp Management, Inc., as sub-servicers.(10)

Exhibit No.	Description	Filed or Furnished Herewith
10.15	Guaranty, dated as of January 10, 2010, between Exela Receivables Holdco, LLC and TPG Specialty Lending, Inc.(10)
10.16	Performance Guaranty, dated as of January 10, 2010, between Exela Technologies, Inc. and TPG Specialty Lending, Inc.(10)
10.17	Membership Interest Purchase Agreement, dated as of March 16, 2020, by and among SourceHOV Tax, LLC, Merco Holdings, LLC, Exela Technologies, Inc., and Gainline Source Intermediate Holdings LLC (11)
10.18	First Amendment to Loan and Security Agreement, First Tier Purchase and Sale Agreement and Second Tier Purchase and Sale Agreement, dated as of March 16, 2020, by and among Exela Receivables 1, LLC, Exela Technologies, Inc., Exela Receivables Holdco, LLC, the Originators, the Lenders, and TPG Specialty Lending, Inc. (11)
21.1	Subsidiaries of Exela Technologies Inc.	Filed
23.1	Consent of KPMG LLP	Filed
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed
31.2	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed
32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
101.INS	XBRL Instance Document	Filed
101.SCH	XBRL Taxonomy Extension Schema	Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-198988).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2017.

(3)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on June 21, 2017.

(4)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 18, 2017.

(5)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on December 21, 2017.

(6)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 17, 2018.

(7)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on April 17, 2019.

(8)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on May 10, 2019.

(9)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on November 12, 2019.

(10)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on January 15, 2020.

(11)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on March 17, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ RONALD COGBURN
June 12, 2020		Ronald Cogburn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ RONALD COGBURN
June 12, 2020		Ronald Cogburn, Chief Executive Officer
(Principal Executive Officer) and Director

Dated:	By:	/s/ SHRIKANT SORTUR
June 12, 2020		Shrikant Sortur, Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

Dated:	By:	/s/ PAR CHADHA
June 12, 2020		Par Chadha, Chairman of the Board of Directors

Dated:	By:	/s/ MARTIN P. AKINS
June 12, 2020		Martin P. Akins, Director

Dated:	By:	/s/ MARC A. BEILINSON
June 12, 2020		Marc A. Beilinson, Director

Dated:	By:	/s/ J. COLEY CLARK
June 12, 2020		J. Coley Clark, Director

Dated:	By:	/s/ JOHN H. REXFORD
June 12, 2020		John H. Rexford, Director

Dated:	By:	/s/ JAMES G. REYNOLDS
June 12, 2020		James G. Reynolds, Director

Dated:	By:	/s/ WILLIAM L. TRANSIER
June 12, 2020		William L. Transier, Director