Form 10-Q
period 2020-03-31
Exela Technologies, Inc.
filed 2020-06-30
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of June 26, 2020 the registrant had 147,511,430 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended March 31, 2020

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2020 and December 31, 2019

(in thousands of United States dollars except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$113,013	$6,198
Restricted cash	9,563	7,901
Accounts receivable, net of allowance for doubtful accounts of $5,508 and $4,975, respectively	242,757	261,400
Related party receivables	866	716
Inventories, net	17,353	19,047
Prepaid expenses and other current assets	30,271	23,663
Total current assets	413,823	318,925
Property, plant and equipment, net of accumulated depreciation of $180,378 and $176,995, respectively	107,586	113,637
Operating lease right-of-use assets, net	85,983	93,627
Goodwill	358,880	359,771
Intangible assets, net	329,837	342,443
Deferred income tax assets	11,661	12,032
Other noncurrent assets	20,293	17,889
Total assets	$1,328,063	$1,258,324

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payables	$74,093	$86,167
Related party payables	1,323	1,740
Income tax payable	2,532	352
Accrued liabilities	116,557	121,553
Accrued compensation and benefits	54,034	48,574
Accrued interest	23,786	48,769
Customer deposits	25,605	27,765
Deferred revenue	18,455	16,282
Obligation for claim payment	40,225	39,156
Current portion of finance lease liabilities	13,214	13,788
Current portion of operating lease liabilities	24,177	25,345
Current portion of long-term debts	36,691	36,490
Total current liabilities	430,692	465,981
Long-term debt, net of current maturities	1,520,619	1,398,385
Finance lease liabilities, net of current portion	16,954	20,272
Pension liabilities	28,600	25,681
Deferred income tax liabilities	7,473	7,996
Long-term income tax liabilities	2,795	2,806
Operating lease liabilities, net of current portion	66,848	73,282
Other long-term liabilities	7,508	6,962
Total liabilities	2,081,489	2,001,365
Commitments and Contingencies (Note 8)

Stockholders' equity (deficit)
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 154,866,550 shares issued and 147,508,669 shares outstanding at March 31, 2020 and 153,638,836 shares issued and 150,851,689 shares outstanding at December 31, 2019	15	15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 3,290,050 shares issued and outstanding at March 31, 2020 and 4,294,233 shares issued and outstanding at December 31, 2019	1	1
Additional paid in capital	445,452	445,452
Less: Common Stock held in treasury, at cost; 7,357,881 shares at March 31, 2020 and 2,787,147 shares at December 31, 2019	(10,949)	(10,949)
Equity-based compensation	50,197	49,336
Accumulated deficit	(1,224,178)	(1,211,508)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(6,409)	(7,329)
Unrealized pension actuarial losses, net of tax	(7,555)	(8,059)
Total accumulated other comprehensive loss	(13,964)	(15,388)
Total stockholders’ deficit	(753,426)	(743,041)
Total liabilities and stockholders’ deficit	$1,328,063	$1,258,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2020 and 2019

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
		2019
	2020	(Restated)
Revenue	$365,451	$404,357
Cost of revenue (exclusive of depreciation and amortization)	292,539	310,601
Selling, general and administrative expenses (exclusive of depreciation and amortization)	50,374	49,677
Depreciation and amortization	23,185	26,624
Related party expense	1,551	998
Operating income (loss)	(2,198)	16,457
Other expense (income), net:
Interest expense, net	41,588	39,701
Sundry expense, net	1,082	2,715
Other expense (income), net	(34,657)	1,493
Net loss before income taxes	(10,211)	(27,452)
Income tax expense	(2,459)	(4,720)
Net loss	$(12,670)	$(32,172)
Cumulative dividends for Series A Preferred Stock	1,440	(914)
Net loss attributable to common stockholders	$(11,230)	$(33,086)
Loss per share:
Basic and diluted	$(0.08)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three Months Ended March 31, 2020 and 2019

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
		2019
	2020	(Restated)
Net loss	$(12,670)	$(32,172)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	920	3,392
Unrealized pension actuarial gains (losses), net of tax	504	(224)
Total other comprehensive loss, net of tax	$(11,246)	$(29,004)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three Months Ended March 31, 2020 and 2019

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2019. as restated	150,142,955	$15	4,569,233	$1	2,549,185	$(10,342)	$445,452	$41,731	$(6,423)	$(9,301)	$(702,391)	$(241,258)
Net loss January 1, 2019 to March 31, 2019, as restated	—	—	—	—	—	—	—	—	—	—	(32,172)	(32,172)
Equity-based compensation	—	—	—	—	—	—	—	2,798	—	—	—	2,798
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,392	—	—	3,392
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(224)	—	(224)
Balances at March 31, 2019, as restated	150,142,955	$15	4,569,233	1	2,549,185	$(10,342)	$445,452	$44,529	$(3,031)	$(9,525)	$(734,563)	$(267,464)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2020	150,851,689	$15	4,294,233	$1	2,787,147	$(10,949)	$445,452	$49,336	$(7,329)	$(8,059)	$(1,211,508)	$(743,041)
Net loss January 1, 2020 to March 31, 2020	—	—	—	—	—	—	—	—	—	—	(12,670)	(12,670)
Equity-based compensation	—	—	—	—	—	—	—	861	—	—	—	861
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	920	—	—	920
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	504	—	504
Shares returned in connection with the Appraisal Action as result of repayment of Margin Loan	(4,570,734)	—	—	—	4,570,734	—	—	—	—	—	—	—
Preferred shares converted to common shares	1,227,714	—	(1,004,183)	—	—	—	—	—	—	—	—	—
Balances at March 31, 2020	147,508,669	$15	3,290,050	$1	7,357,881	$(10,949)	$445,452	$50,197	$(6,409)	$(7,555)	$(1,224,178)	$(753,426)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
		2019
	2020	(Restated)
Cash flows from operating activities
Net loss	$(12,670)	$(32,172)
Adjustments to reconcile net loss
Depreciation and amortization	23,185	26,624
Original issue discount and debt issuance cost amortization	3,193	2,852
Provision for doubtful accounts	74	800
Deferred income tax provision	(401)	1,076
Share-based compensation expense	861	2,798
Foreign currency remeasurement	(936)	35
Loss (gain) on sale of assets	(35,246)	54
Fair value adjustment for interest rate swap	845	1,677
Change in operating assets and liabilities, net effect from acquisitions:
Accounts receivable	13,476	(8,742)
Prepaid expenses and other assets	(5,678)	(632)
Accounts payable and accrued liabilities	(21,420)	(33,033)
Related party balances	(568)	(1,551)
Additions to outsource contract costs	(88)	(2,434)
Net cash used in operating activities	(35,373)	(42,648)

Cash flows from investing activities
Purchases of property, plant, and equipment	(3,591)	(5,572)
Additions to internally developed software	(1,153)	(1,879)
Cash paid in acquisition, net of cash received	(3,500)	—
Proceeds from sale of assets	38,222	7
Net cash provided by (used in) investing activities	29,978	(7,444)

Cash flows from financing activities
Repurchases of Common Stock	—	(2,872)
Borrowings from other loans	11,241	6,904
Borrowings under factoring arrangement and A/R Facility	131,591	14,678
Principal repayment on borrowings under factoring arrangement and A/R Facility	(23,042)	(13,560)
Lease terminations	(14)	(45)
Cash paid for debt issuance costs	(2,908)	—
Borrowings from senior secured revolving facility	29,750	51,000
Repayments on senior secured revolving facility	(14,000)	(21,000)
Principal payments on finance lease obligations	(3,187)	(5,077)
Principal repayments on senior secured term loans and other loans	(15,343)	(10,498)
Net cash provided by financing activities	114,088	19,530
Effect of exchange rates on cash	(216)	(32)
Net increase (decrease) in cash and cash equivalents	108,477	(30,594)
Cash, restricted cash, and cash equivalents
Beginning of period	14,099	43,854
End of period	$122,576	$13,260

Supplemental cash flow data:
Income tax payments, net of refunds received	$623	$1,356
Interest paid	61,852	60,573
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	270	4,097
Accrued capital expenditures	1,565	809

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

1.     General

These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2019 included in the Exela Technologies, Inc. (the "Company," "Exela," "we," "our" or "us") annual report on Form 10-K for such period (the “2019 Form 10-K”).

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

Restatement

As described in additional detail in the Explanatory Note to its 2019 Form 10-K, the Company restated its audited consolidated financial statements in the 2019 Form 10-K for the years ended December 31, 2018 and 2017 and its unaudited quarterly results for the first three fiscal quarters in the fiscal year ended December 31, 2019 and each fiscal quarter in the fiscal year ended December 31, 2018. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. See Note 20, Unaudited Quarterly Financial Data, of the Notes to the consolidated financial statements in the 2019 Form 10-K for the impact of these adjustments on each of the quarterly periods in fiscal 2018 and for the first three quarters of fiscal 2019. These condensed consolidated financial statements include restated results for the corresponding interim period of fiscal 2019.

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

Substantial Doubt Raised

In performing the first step of the evaluation, we concluded that the following conditions raised substantial doubt about our ability to continue as a going concern:

●	history of net losses of $12.7 million for the three months ended March 31, 2020 and $509.1 million and $169.8 million for the years ended December 31, 2019 and December 31, 2018, respectively. This is after considering a gain of $35.3 million on the sale of SourceHOV Tax, LLC recognized during the three months ended March 31, 2020, and including goodwill and other intangible asset impairment of $349.6 million, for the year ended December 31, 2019 and $48.1 million for the year ended December 31, 2018;
●	net operating cash outflow of $35.4 million for the three months ended March 31, 2020, $63.9 million in 2019 and inflow of $23.6 million in 2018;
●	working capital deficits of $16.9 million as of March 31, 2020, $147.1 million as of December 31, 2019 and $123.5 million as of December 31, 2018;
●	significant cash payments for interest on our long-term debt of $144.5 million in 2019 and a similar amount expected in 2020;
●	a liability incurred of $57.4 million for Appraisal Action (as described further in Note 8);
●	a requirement that the Company maintain a minimum of $40.0 million and $35.0 million in liquidity, at all times, to not be considered in default of the A/R Facility and the Credit Agreement (as defined below); and
●	an accumulated deficit of $1,224.2 million.

Furthermore, under the terms of each of the First Lien Credit Agreement, dated as of July 12, 2017, as amended and restated as of July 13, 2018 and as further amended and restated as of April 16, 2019 (the “Credit Agreement”), and the Indenture and First Supplemental Indenture (collectively, the “Indenture”), dated July 12, 2017, the Company was required to deliver to lender the December 31, 2019 audited financial statements by April 14, 2020, which the Company failed to do. Such failure was an event of default under the Credit Agreement if not cured within 30 days of receiving a notice of default. The Company received such notice on April 15, 2020. Additionally, under the terms of the A/R Facility (as described in Note 5), the Company was required to furnish to each lender the December 31, 2019 audited financial statements by May 11, 2020, which the Company failed to do. In May 2020, both the Credit Agreement and the A/R Facility were amended. Refer to Consideration of Management’s Plans section below.

Consideration of Management’s Plans

In performing the second step of this assessment, we are required to evaluate whether it is probable that our plans will be effectively implemented within one year after the financial statements are issued and whether it is probable those plans will alleviate the substantial doubt about our ability to continue as a going concern.

As of June 26, 2020, the Company had $89.0 million in available cash and an additional source of liquidity of $13.0 million from the borrowing facilities.

The Company has undertaken the following plans to improve our available cash balances, liquidity and cash generated flows from operations, over the twelve month period from the date the financial statements are issued, as follows:

●	On January 10, 2020, certain subsidiaries of the Company entered into a $160.0 million A/R Facility with a five-year term. The Company used the proceeds of the initial borrowings to repay outstanding revolving borrowings under the Company’s senior credit facility and to provide additional liquidity and funding for the ongoing business needs of the Company and its subsidiaries. As of June 8, 2020, the Company has fully drawn on the remaining availability under the A/R Facility. Additionally, the A/R Facility agreement includes a requirement that the Company maintain a minimum of $40.0 million in liquidity, at all times, to not be considered in default.

●	On March 16, 2020, the Company and its indirect wholly owned subsidiaries, Merco Holdings, LLC and SourceHOV Tax, LLC entered into a Membership Interest Purchase Agreement with Gainline Source Intermediate Holdings LLC at which time Gainline Source Intermediate Holdings LLC acquired all of the outstanding membership interests of SourceHov Tax for $40.0 million, subject to adjustment as set forth in the purchase agreement of approximately $2.0 million.

●	On March 23, 2020, in response to the potential impact of the COVID-19 pandemic, the Company implemented a temporary freeze on increases to base salaries and wages unless contractually mandated. Additionally, in connection with the incentive program administered by the Company for hourly, non-exempt employees, a new maximum was put in place to limit the amount of incentives that could be earned in any given two (2) week pay period. Although the Company expects these to be short-term actions, it expects these actions will result in a cash savings to the Company of approximately $23.4 million on an annual basis.

●	On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The refundable payroll tax credits and deferment of employer side social security payments provisions of the CARES Act will benefit Company’s liquidity by approximately $29.0 million.

●	On May 18, 2020, the Company amended the Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum liquidity of $35.0 million. On May 21, 2020, the Company also amended the A/R Facility to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Refer to Note 14 – Subsequent Events for additional discussion. The Company has delivered its audited financial statements for the year ended December 31, 2019 on June 9, 2020, within the time frame stated within such agreement and the A/R Facility. The Company believes that it has now also satisfied the filing requirement with respect to the quarterly financial statements for the quarter ended March 31, 2020.

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

Net Loss per Share

Earnings per share (“EPS”) is computed by dividing net loss available to holders of the Company’s common stock, par value $0.0001 per share (“Common Stock”) by the weighted average number of shares of Common Stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, using the more dilutive of the two-class method or if-converted method in periods of earnings. The two class method is an earnings allocation method that determines earnings per share for Common Stock and participating securities. Diluted EPS excludes all dilutive potential of shares of Common Stock if their effect is anti-dilutive.

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) was calculated based on the if-converted method. As of March 31, 2020 outstanding shares of the Company’s Series A Preferred Stock, if converted would have resulted in an additional 4,022,415 shares of Common Stock outstanding, but were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The Company was originally incorporated as a special purpose acquisition company under the name Quinpario Acquisition Corp 2 (“Quinpario”), which changed its name to Exela Technologies, Inc. in July 2017. The Company has not included the effect of 35,000,000 warrants sold in the Quinpario Initial Public Offering (“IPO”) or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units and options of 5,168,005 and 4,223,597 as of March 31, 2020 and 2019, respectively, in the calculation of diluted loss per share for the three months ended March 31, 2020 and 2019 as their effects were anti-dilutive.

	Three Months Ended March 31,
		2019
	2020	(Restated)
Net loss attributable to common stockholders (A)	$(11,230)	$(33,086)
Weighted average common shares outstanding - basic and diluted (B)	147,195,164	145,572,221
Loss Per Share:
Basic and diluted (A/B)	$(0.08)	$(0.23)

The weighted average common shares outstanding - basic and diluted, in the table above, exclude in each case the 4,570,734 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action (as defined and described further in Note 8 below, such shares, the “Appraisal Shares”), even though the Appraisal Shares were outstanding as of March 31, 2019.

Sale of SourceHOV Tax, LLC

On March 16, 2020, the Company and its indirect wholly owned subsidiaries, Merco Holdings, LLC and SourceHOV Tax, LLC entered into a Membership Interest Purchase Agreement with Gainline Source Intermediate Holdings LLC at which time Gainline Source Intermediate Holdings LLC acquired all of the outstanding membership interests of SourceHov Tax, LLC for $40.0 million subject to adjustment as set forth in the purchase agreement. The Company recognized a gain of $35.3 million on the sale of SourceHOV Tax, LLC during the three months ended March 31, 2020, which takes into account approximately $2.0 million downwards adjustments to the purchase price in accordance with the purchase agreement. The gain on sale of SourceHOV Tax, LLC is included in Other expense (income), net in the condensed consolidated statements of operations.

2.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective March 12, 2020, the Company adopted Accounting Standards Update (“ASU”) no. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through 31 December 2022. The adoption had no impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.

Effective March 9, 2020, the Company adopted ASU no. 2020-03, Codification Improvements to Financial Instruments. This ASU represents changes to clarify or improve the Codification. The amendments make the

Codification easier to understand and apply by eliminating inconsistencies and providing clarifications in relation to financial instruments. This guidance was effective immediately upon issuance. The additional elements of the ASU did not have a material impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.

Effective January 1, 2020, the Company adopted ASU no. 2018-13, Fair Value Measurement (Topic 820); which changes the fair value measurement disclosure requirements of Accounting Standards Codification (“ASC 820”). The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting. The FASB used the guidance in the Concepts Statement to improve the effectiveness of ASC 820’s disclosure requirements. The objective of the disclosure requirements in this subtopic is to provide users of financial statements with information about assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to financial statements. The ASU includes but is not limited to the valuation techniques and inputs that a reporting entity uses to arrive at its measures of fair value, including judgments and assumptions that the entity makes, the uncertainty in the fair value measurements as of the reporting date, and how changes in fair value measurements affect an entity’s performance and cash flows. The adoption had no material impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.

Effective January 1, 2020, the Company adopted ASU no. 2018-15, Intangibles, Goodwill, and Other - Internal Use Software (Subtopic 350-40): Customer's accounting for implementation costs incurred in a Cloud Computing Arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. The adoption had no material impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.

Effective January 1, 2020, the Company adopted ASU no. 2019-08, Codification Improvements — Share-Based Consideration Payable to a Customer. This ASU clarifies the accounting for share-based payments issued as consideration payable to a customer in accordance with ASC 606. Under the ASU, entities apply the guidance in ASC 718 to measure and classify share-based payments issued to a customer that are not in exchange for a distinct good or service (i.e., share-based sales incentives). Accordingly, entities use a fair-value-based measure to calculate such incentives on the grant date, which is the date on which the grantor (the entity) and the grantee (the customer) reach a mutual understanding of the key terms and conditions of the share-based consideration. The result is reflected as a reduction of revenue in accordance with the guidance in ASC 606 on consideration payable to a customer. After initial recognition, the measurement and classification of the share-based sales incentives continue to be subject to ASC 718 unless (1) the award is subsequently modified when vested and (2) the grantee is no longer a customer. The adoption had no impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. The S-X Rule 3-04 requires the presentation of changes in stockholders’ equity in the form of a reconciliation of the beginning balance to the ending balance for each period for which a statement of income is required to be filed with all significant reconciling items. The Company presented changes in stockholders' equity as separate financial statements for the current and comparative year-to-date interim periods beginning on January 1, 2019. This guidance was effective immediately upon issuance. The additional elements of the ASU did not have a material impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.

Effective January 1, 2019, the Company adopted ASU no. 2016-02, Leases (ASC 842). This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted this guidance effective January 1,

2019, under the modified retrospective transition method provided by ASU 2018-11 with the following practical expedients below:

●	Not to record leases with an initial term of 12 months or less on the balance sheet; and
●	Not to reassess the (1) definition of a lease, (2) lease classification, and (3) initial direct costs for existing leases during transition.

The adoption had a material impact on the Company's unaudited consolidated balance sheets, but did not have a material impact on the Company's unaudited consolidated statements of operations and unaudited consolidated statements of cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while the Company's accounting for finance leases remained substantially unchanged.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU no. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. This ASU along with related additional clarificatory guidance in the ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326)” and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, are effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

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

3.     Significant Accounting Policies

The information presented below supplements the Significant Accounting Policies information presented in our 2019 Form 10-K, including Revenue Recognition for the adoption of ASC 606 (ASU 2014-09: Revenue from Contracts with Customers), which became effective January 1, 2018. See our 2019 Form 10-K for a description of our significant accounting policies in effect prior to the adoption of the new accounting standard.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region and by segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
					2019
	2020				(Restated)
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$223,326	$64,049	$17,290	$304,665	$251,500	$61,343	$17,842	$330,685
EMEA	53,906	—	—	53,906	66,678	—	—	66,678
Other	6,880	—	—	6,880	6,994	—	—	6,994
Total	$284,112	$64,049	$17,290	$365,451	$325,172	$61,343	$17,842	$404,357

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Accounts receivable, net	$242,757	$261,400
Deferred revenues	18,851	16,621
Customer deposits	25,605	27,765
Costs to obtain and fulfill a contract	4,517	4,977

Accounts receivable, net includes $24.2 million and $34.1 million as of March 31, 2020 and December 31, 2019, respectively, representing amounts not billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $7.0 million during the three months ended March 31, 2020 that had been deferred as of December 31, 2019.

Costs incurred to obtain and fulfill contracts are deferred and expensed on a straight-line basis over the estimated benefit period. We recognized $0.7 million of amortization for these costs in the first three months of 2020 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from customers in advance for postage. The amounts recorded as of December 31, 2019 were used to pay for postage with the corresponding postage revenue being recognized during the three months ended March 31, 2020.  Any residual balances may be retained and used in future periods.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of March 31, 2020 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2020	$36,826
2021	38,591
2022	32,814
2023	27,638
2024	26,703
2025 and thereafter	27,144
Total	$189,716

4.     Intangibles Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	March 31, 2020
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,589	$(247,272)	$260,317
Developed technology	88,553	(86,734)	1,818
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	15,877	(11,360)	4,517
Internally developed software	44,247	(13,966)	30,281
Trademarks	23,378	(23,370)	8
Assembled workforce	4,473	(1,398)	3,075
Purchased software	26,749	(2,229)	24,520
Intangibles, net	$719,265	$(389,428)	$329,837

	December 31, 2019
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,074	$(237,313)	$270,761
Developed technology	89,053	(87,109)	1,944
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	16,726	(11,749)	4,977
Internally developed software	43,261	(12,129)	31,132
Trademarks	23,378	(23,370)	8
Assembled workforce	4,473	(1,118)	3,355
Purchased software	26,749	(1,783)	24,966
Intangibles, net	$720,114	$(377,671)	$342,443

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2020 and 2019 is net of accumulated impairment losses of $44.1 million, of which $1.0 million was recognized in 2019.

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with its clients. The Company is organized into three segments: ITPS, HS, and LLPS (See Note 13).

Goodwill by reporting segment consists of the following:

	Beginning of Year Balance (a)	Additions	Impairments	Currency Translation Adjustments	End of Year Balance (a)
ITPS	$571,575	$—	$(317,525)	$70	$254,120
HS	86,786	—	—	—	86,786
LLPS	49,897	—	(31,032)	—	18,865
Balance as of December 31, 2019	$708,258	$—	$(348,557)	$70	$359,771
ITPS	254,120	—	—	(891)	253,229
HS	86,786	—	—	—	86,786
LLPS	18,865	—	—	—	18,865
Balance as of March 31, 2020	$359,771	$—	$—	$(891)	$358,880

(a)	The goodwill amount for all periods presented is net of accumulated impairment amount as at December 31, 2018. Accumulated impairment is $212.3 million and $560.9 million as at December 31, 2018 and March 31, 2020, respectively.

5.     Long-Term Debt and Credit Facilities

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

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount (“OID”) of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022. As of March 31, 2020 and December 31, 2019 the Company had outstanding irrevocable letters of credit totaling approximately $19.2 million and $20.6 million, respectively, under the senior secured revolving facility.

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

In accordance with ASC 470 – Debt – Modifications and Extinguishments, as a result of certain lenders that participated in Exela’s debt structure prior to the Repricing and the Company’s debt structure after the Repricing, it was determined that a portion of the refinancing of Exela’s senior secured credit facilities would be accounted for as a debt modification, and the remaining would be accounted for as an extinguishment. The Company incurred $1.0 million in new debt issuance costs related to the refinancing, of which $1.0 million was expensed pursuant to modification accounting. The proportion of debt that was extinguished resulted in a write off of previously recognized debt issue costs of $0.1 million. Additionally, for the new lenders who exceeded the 10% test, less than $0.1 million was recorded as additional debt issue costs. All unamortized costs and discounts will be amortized over the life of the new term loan using the effective interest rate of the term loan.

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

Other than as described above, the terms, conditions and covenants applicable to the Repricing Term Loans and the Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the existing senior secured loans under the Credit Agreement. The Repricing and issuance of the Incremental Term Loans resulted in a partial debt extinguishment, for which Exela recognized $1.1 million in debt extinguishment costs in the third quarter of 2018.

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

Receivables Securitization

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

Pursuant to the A/R Loan Agreement, each of Company, the A/R Borrower, the Parent SPE and the Originators (the “Exela Parties”) is prohibited from amending or modifying any Existing Secured Debt Documents (as defined in the A/R Loan Agreement) if such amendment or modification could: (i) by its terms cause any Exela Party to be unable to perform its obligations under Transaction Documents (as defined in the A/R Loan Agreement), (ii) cause any inaccuracy or breach of any representation, warranty, or covenant of any Exela Party, (iii) could subject any existing or subsequently arising Collateral to an Adverse Claim (each as defined in the A/R Loan Agreement), or (iv) adversely affect any rights or remedies of the Lenders, the LC Bank and the A/R Administrative Agent under the A/R Facility. The A/R Borrower and Parent SPE were formed in December 2019, and are consolidated into the Company’s financial statements even though they had no material assets or operations during the year end December 31, 2019. The A/R Borrower and Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Since January 10, 2020, the parties have amended and waived the A/R Facility several times to address contractually, the occurrence of certain events, including among other things, the delay in delivery of annual financial statements for the fiscal year ended 2019, financial statements for the quarter ended March 31, 2020, and the Initial Servicer’s liquidity (as defined in the A/R Facility) falling below $60.0 million.

Each loan bears interest on the unpaid principal amount as follows: (1) if a Base Rate Loan, at 3.75% plus a rate equal to the greater of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, (c) the Adjusted LIBOR Rate (which rate shall be calculated based upon an Interest Period of one month and determined on a daily basis) plus 1.00%, and (d) 4.50% per annum and (2) if a LIBOR Rate Loan, 4.75% plus a floating LIBOR Rate with a 1.00% LIBOR floor. As of March 31, 2020, there were $108.4 million borrowings under the Receivables Securitization Facility.

Third Amendment

On May 18, 2020, the Company amended the Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Upon the Company’s delivery of the annual and quarterly financial statements described above within the time frames stated therein (which the Company believes it has now satisfied), the Company will, upon delivery of such financial statements, be in compliance with the Credit Agreement, with respect to the financial statement delivery requirements set forth therein. Pursuant to the amendment, the Company also amended the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum Liquidity (as defined in the amendment) of $35.0 million.

Long-Term Debt Outstanding

As of March 31, 2020 and December 31, 2019, the following long-term debt instruments were outstanding:

	March 31,	December 31,
	2020	2019
Other (a)	$30,807	$30,232
First lien credit agreement (b)	357,098	360,583
Senior secured notes (c)	980,289	979,060
Secured borrowings under A/R Facility	108,366	—
Revolver	80,750	65,000
Total debt	1,557,310	1,434,875
Less: Current portion of long-term debt	(36,691)	(36,490)
Long-term debt, net of current maturities	$1,520,619	$1,398,385

(a)	Other debt represents the Company’s outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $6.1 million and $17.7 million as of March 31, 2020 and $6.5 million and $18.9 million as of December 31, 2019.
(c)	Net of unamortized debt discount and debt issuance costs of $14.1 million and $5.6 million as of March 31, 2020 and $14.9 million and $6.0 million as of December 31, 2019.

6.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $2.5 million and $4.7 million for the three months ended March 31, 2020 and 2019, respectively.

The Company's ETR of (24.1%) for the three months ended March 31, 2020 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforward’s created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three months ended March, 2019, the Company’s ETR of (17.2%) differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s U.S. disallowed interest expense carryforward’s created by the provisions of the TCJA.

As of March 31, 2020, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2019. The Company's valuation allowances have increased by approximately $3.1 million from December 31, 2019 to March 31, 2020 due largely to effects of TCJA relating to interest expense.

7.     Employee Benefit Plans

German Pension Plan

The Company’s subsidiary in Germany provides pension benefits to certain retirees. Employees eligible for participation include all employees who started working for the Company or its predecessors prior to September 30, 1987 and have finished a qualifying period of at least 10 years. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. The German pension plan is an unfunded plan and therefore has no plan assets. No new employees are registered under this plan and the participants who are already eligible to receive benefits under this plan are no longer employees of the Company.

U.K. Pension Plan

The Company’s subsidiary in the United Kingdom provides pension benefits to certain retirees and eligible dependents. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to October 2001. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants as at the earlier of two dates, the participants leaving the Company or December 31, 2015.

Norway Pension Plan

The Company’s subsidiary in Norway provides pension benefits to eligible retirees and eligible dependents. Employees eligible for participation include all employees who were more than three years from retirement prior to March 2018. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants as at the earlier of two dates, the participants leaving the Company or April 30, 2018.

Asterion Pension Plan

In April 2018 through its acquisition of Asterion International Group the Company became obligated to provide pension benefits to eligible retirees and eligible dependents of Asterion. Employees eligible for participation included all full-time regular employees who were more than three years from retirement prior to July 2003. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants as at the earlier of two dates, the participants leaving the Company or April 10, 2018.

Tax Effect on Accumulated Other Comprehensive Loss

As of March 31, 2020 and December 31, 2019 the Company recorded actuarial losses of $7.6 million and $8.1 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which are net of a deferred tax benefit of $2.0 million.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended March 31,
		2019
	2020	(Restated)
Service cost	$19	$23
Interest cost	498	605
Expected return on plan assets	(644)	(626)
Amortization:
Amortization of prior service cost	26	26
Amortization of net (gain) loss	432	415
Net periodic benefit cost	$331	$443

The Company records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $0.6 million to its pension plans during the three months ended March 31, 2020 and 2019. The Company has funded the pension plans with the required contributions for 2020 based on current plan provisions.

8.     Commitments and Contingencies

Appraisal Action

On September 21, 2017, former stockholders of SourceHOV Holdings, Inc. (“SourceHOV”), who owned 10,304 shares of SourceHOV common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (the “Appraisal Action”). The Appraisal Action arose out of the acquisition of SourceHOV and Novitex Holdings, Inc., by Quinpario in July 2017 (“Novitex Business Combination”), and the petitioners sought, among other things, a determination of the fair value of their SourceHOV shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. During the trial the parties and their experts offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination. SourceHOV argued the value was no more than $1,633.85 per share and the petitioners argued the value was at least $5,079.28 per share. On January 30, 2020, the Court issued its post-trial Memorandum Opinion in the Appraisal Action, in which it found that the fair value of SourceHOV as of the date of the Novitex Business Combination was $4,591 per share, and on March 26, 2020, the Court issued its final order and judgment awarding the petitioners $57,698,426 inclusive of costs and interest.

On May 7, 2020, SourceHOV filed a motion for new trial in relation to share count. On June 11, 2020 the Court denied SourceHOV’s motion for new trial. SourceHOV now has the right to appeal the judgment to the Supreme Court of the State of Delaware and intends to do so by July 1, 2020. At this time, we cannot determine whether such an appeal would be successful. Per the Court’s opinion, the legal rate of interest, compounded quarterly, accrues on the per share value from the July 2017 closing date of the Novitex Business Combination until the date of payment to petitioners.

As a result of the Appraisal Action and repayment of the Margin Loan by Ex-Sigma 2 LLC (“Ex-Sigma 2”), 4,570,734 shares of our Common Stock issued to Ex-Sigma 2, our largest shareholder following the Novitex Business Combination, have been returned to the Company during the first quarter of 2020.

As of March 31, 2020, the Company accrued a liability of $57.4 million for the Appraisal Action based on management’s best estimate of total payment obligation including accrued interest.

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

On February 20, 2014, the Company’s subsidiary, Pangea Acquisitions, Inc. ("Pangea") acquired BancTec, Inc. ("BancTec") through a merger of BancTec and a Pangea subsidiary. The merger agreement for that transaction provided that contingent, or "earnout," consideration would be paid to former BancTec shareholders in the event Pangea's controlling shareholder realizes certain returns on its post-merger Pangea stock. A liability of $0.7 million was recognized for the fair value of the contingent consideration on the acquisition date. The liability for the contingent consideration is adjusted to fair value at each reporting date. (Refer to Note 9, Fair Value Measurements). The liability for the fair value of the contingent consideration was $0.7 million as of December 31, 2019 and 2018.

On April 13, 2018, Western Standard, LLC, in its capacity as representative of the former BancTec shareholders filed suit in the Delaware Court of Chancery alleging that the above described earnout was triggered by the Novitex Business Combination and seeks payment of approximately $8.1 million in respect of the earnout. While the Company moved to dismiss the complaint because the earnout was moot or had not been triggered, on July 24, 2019, the Company was denied its motion to dismiss.  The case is scheduled for trial in November 2020 in Wilmington, Delaware, and discovery is ongoing.

9.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of March 31, 2020, and December 31, 2019, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 30.0% and 24.0% respectively, of the respective principal balance outstanding as of March 31, 2020. The fair value is substantially less than the carrying value for the long-term debt. Other debt represents the Company's outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

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

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2020, and December 31, 2019:

	Carrying	Fair	Fair Value Measurements
As of March 31, 2020	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,520,619	$535,387	$—	$535,387	$—
Interest rate swap liability	1,346	1,346	—	1,346	—
Acquisition contingent liability	$721	$721	$—	$—	$721
Nonrecurring assets and liabilities:
Goodwill	358,880	358,880	—	—	358,880

	Carrying	Fair	Fair Value Measurements
As of December 31, 2019	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,398,385	$632,796	$—	$632,796	$—
Interest rate swap liability	501	501	—	501	—
Acquisition contingent liability	$721	$721	$—	$—	$721
Nonrecurring assets and liabilities:
Goodwill	359,771	359,771	—	—	359,771

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

	March 31,	December 31,
	2020	2019
Balance as of Beginning of Period	$721	$721
Payments/Reductions	—	—
Balance as of End of Period	$721	$721

10.   Stock-Based Compensation

SourceHOV had 24,535 restricted stock units (“RSUs”) outstanding under its 2013 Long Term Incentive Plan (“2013 Plan”) at the closing of the Novitex Business Combination. Simultaneous with the closing, the 2013 Plan, as well as all vested and unvested RSUs under the 2013 Plan, were assumed by Ex-Sigma LLC (“Ex-Sigma”), the sole equityholder of Ex-Sigma 2, an entity formed by the former SourceHOV equity holders. In accordance with GAAP, the Company incurred compensation expenses related to the 9,880 unvested RSUs as of July 12, 2017 on a straight-line basis until fully vested, as the recipients of the RSUs under the 2013 Plan were employees of the Company. All unvested RSUs under the 2013 Plan were vested by April 2019. As of March 31, 2020, there were no outstanding obligations under the 2013 Plan.

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

A summary of the status of restricted stock units related to the 2018 Plan as of March 31, 2020 is presented as follows:

Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Shares	Date Fair Value	(Years)	Intrinsic Value
Balance as of December 31, 2019	309,305	$1.99	1.19	$616
Granted	—	—
Forfeited	—	—
Vested	—	—
Balance as of March 31, 2020	309,305	$1.99	0.94	$616

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity in the first three months of 2020 is summarized in the following table:

		Weighted	Weighted	Average Remaining
		Average Grant	Average	Vesting Period	Aggregate
	Outstanding	Date Fair Value	Exercise Price	(Years)	Intrinsic Value (2)
Balance as of December 31, 2019	4,937,700	$1.97	$4.14	2.27	$—
Granted	—	—
Exercised	—	—
Forfeited	(79,000)	2.69
Expired	—	—
Balance as of March 31, 2020 (1)	4,858,700	$1.96	$4.14	2.03	$—

(1) None of the outstanding options are exercisable as of March 31, 2020.

(2) Exercise prices of all of the outstanding options are higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value is zero.

As of March 31, 2020, there was approximately $5.1 million of total unrecognized compensation expense related to non-vested awards for the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $0.9 million and $2.8 million related to plan awards for the three months ended March 31, 2020 and 2019, respectively.

11.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock or as provided for in the Director Nomination Agreements, the holders of our Common Stock possess all voting power for the election of our board of directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock. In first quarter of 2020, 1,004,183 shares of Series A Preferred Stock were converted into 1,227,714 shares of Common Stock. As of March 31, 2020 and December 31, 2019, there were 147,508,669 and 150,851,689 shares outstanding, respectively (the outstanding shares of Common Stock as of December 31, 2019 includes the 4,570,734 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action which became treasury stock).

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At March 31, 2020 and December 31, 2019, the Company had 3,290,050 shares and 4,294,233 shares of Series A Preferred Stock outstanding, respectively. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock will be convertible at the holder's option, at any time after the six month anniversary and prior to the third anniversary of the issue date, initially into 1.2226 shares of Exela Common Stock.

Holders of the Series A Preferred Stock are be entitled to receive cumulative dividends at a rate per annum of 10% of the Liquidation Preference per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date until the third anniversary of the issue date, the amount of all accrued but unpaid dividends on the Series A Preferred Stock will be added to the Liquidation Preference without any action by the Company’s board of directors. However, the Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion. The dividend accumulation for the three months ended March 31, 2019 was $0.9 million, as reflected on the Consolidated Statement of Operations, however, as a result of 1,004,183 shares of Series A Preferred Stock being converted into 1,227,714 shares of Common Stock during the quarter, accumulated dividend of $2.3 million was reversed, resulting in a reduction of dividend accumulation of $1.4 million for the three months ended March 31, 2020. As of March 31, 2020, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 is $8.0 million. The per share average of cumulative preferred dividends for the three months ended March 31, 2020 and 2019 is $(0.4) and $0.2, respectively.

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

Treasury Stock

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company was permitted to purchase up to 5,000,000 shares of its Common Stock. The Share Buyback Program has expired. As of March 31, 2020, 2,787,147 shares had been repurchased under the Share Buyback Program and they are held in treasury stock. The Company records treasury stock using the cost method.

During the first quarter of 2020 4,570,734 shares of Common stock were returned to the Company by Ex-Sigma 2 in connection with the Appraisal Action. These shares are also included in treasury stock.

Warrants

At December 31, 2019, there were a total of 34,988,302 warrants outstanding. As part of its IPO, Quinpario had issued 35,000,000 units including one share of Common Stock and one warrant of which 34,988,302 have been separated from the original unit and 11,698 warrants remain an unseparated part of the originally issued units which are included in the number of shares of common stock outstanding referred to above. The warrants are traded on the OTC bulletin board as of March 31, 2020.

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

12.   Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, “HGM”) of less than $0.1 million for the three months ended March 31, 2020 and 2019. As of March 31, 2020, and following a distribution of all the shares held by Ex-Sigma 2, HGM beneficially owned approximately 50% of the Company’s common stock, including shares controlled, pursuant to a voting agreement.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees relating to these agreements of $0.4 million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was less than $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively. In addition, HOV Services,

Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $0.4 million for each of the three months ended March 31, 2020 and 2019. These expenses are included in cost of revenue in the consolidated statements of operations.

The Company determined it is obligated to reimburse certain reimbursable expenses incurred by Ex-Sigma 2 under the terms of the Consent, Waiver and Amendment dated June 15, 2017, by and among the Company, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., SourceHOV, Novitex, Novitex Parent, L.P., Ex Sigma LLC, HOVS LLC and HandsOn Fund 4 I, LLC, amending the Novitex Business Combination agreement (the “Consent, Waiver and Amendment”). The Company incurred reimbursable expenses to Ex-Sigma 2 of $0.2 million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively, in connection with legal expenses of Ex-Sigma 2.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was less than $0.1 million for each of the three months ended March 31, 2020 and 2019, respectively.

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

On November 18, 2014, one of the Company's subsidiaries entered into a master services agreement with an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, the Company provides printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. The Company recognized revenue of less than $0.1 million and $0.1 million under this agreement for the three months ended March 31, 2020 and 2019, respectively, in its consolidated statements of operations.

On January 18, 2017, one of the Company’s subsidiaries entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC (‘‘Caesars’’). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, the Company provides managed print services to Caesars, including general equipment operation, supply management, support services and technical support. The Company recognized revenue of $0.9 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively, in its consolidated statements of operations.

On May 5, 2017, one of the Company’s subsidiaries entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provides ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. The Company recognized revenue of $0.3 million for each of the three months ended March 31, 2020 and 2019, from ADT LLC under this master services agreement in its consolidated statements of operations.

On July 20, 2017, one of the Company’s subsidiaries entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provides commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $0.9 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively, and cost of revenue of less than $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, from Diamond Resorts Centralized Services Company under this master services agreement.

In April 2016, one of the Company’s subsidiaries entered into a master services agreement with Presidio Networked Solutions Group, LLC ("Presidio Group"), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo. Pursuant to this master services agreement, Presidio Group provides the Company with employees, subcontractors, and/or goods and services. For each of the three months ended March 31, 2020 and 2019 there were related party expenses of $0.2 million for this service.

In June 2002, one of the Company’s subsidiaries entered into a systems purchase and license agreement with Evertec Group LLC (“Evertec”). Evertec is controlled by investment funds affiliated with Apollo. Pursuant to the agreement, the Company provided system and ongoing maintenance services as detailed in the agreement. In August, 2016, another subsidiary of the Company entered into an equipment maintenance agreement with Evertec. Pursuant to the equipment maintenance agreement, the Company provides preventive and corrective maintenance service to selected equipment listed in the agreement. The Company recognized revenue of less than $0.1 million under these agreements for each of the three months ended March 31, 2020 and 2019, respectively, in its consolidated statements of operations.

Payable and Receivable Balances with Affiliates

Payable and receivable balances with affiliates as of March 31, 2020 and December 31, 2019 are as follows below.

	March 31,		December 31,
	2020		2019
	Receivable	Payable	Receivable	Payable
HOV Services, Ltd	$603	$—	$601	$—
Rule 14	263	—	—	250
HGM	—	20	115	—
Apollo affiliated company	—	—	—	202
Oakana	—	16	—	1
Ex-Sigma 2	—	1,287	—	1,287
	$866	$1,323	$716	$1,740

13. Segment and Geographic Area Information

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

	Three months ended March 31, 2020
	ITPS	HS	LLPS	Total
Revenue	$284,112	$64,049	$17,290	$365,451
Cost of revenue (exclusive of depreciation and amortization)	235,120	44,931	12,488	292,539
Segment profit	48,992	19,118	4,802	72,912
Selling, general and administrative expenses (exclusive of depreciation and amortization)				50,374
Depreciation and amortization				23,185
Related party expense				1,551
Interest expense, net				41,588
Sundry expense, net				1,082
Other expense, net				(34,657)
Net loss before income taxes				$(10,211)

	Three months ended March 31, 2019 (Restated)
	ITPS	HS	LLPS	Total
Revenue	$325,172	$61,343	$17,842	$404,357
Cost of revenue (exclusive of depreciation and amortization)	259,272	40,341	10,988	310,601
Segment profit	65,900	21,002	6,854	93,756
Selling, general and administrative expenses (exclusive of depreciation and amortization)				49,677
Depreciation and amortization				26,624
Related party expense				998
Interest expense, net				39,701
Sundry expense, net				2,715
Other expense, net				1,493
Net loss before income taxes				$(27,452)

14. Subsequent Events

The Company performed its subsequent event procedures through June 29, 2020, the date these condensed consolidated financial statements were made available for issuance.

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

Amendment to Credit Agreement

Under the terms of the Credit Agreement, the Company was required to deliver to the lenders the December 31, 2019 audited financial statements by April 14, 2020, which the Company failed to do. On May 18, 2020, the Company amended the Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Pursuant to the amendment, the Company also amended the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum Liquidity (as defined in the amendment) of $35.0 million. Upon the Company’s delivery of the annual and quarterly financial statements described above within the time frames stated within such agreements (which the Company believes it has now satisfied), the Company will, upon delivery of such financial statements, be in compliance with the Credit Agreement.

Amendment to A/R Facility

Since January 10, 2020, the parties have amended and waived the A/R Facility several times to address contractually, the occurrence of certain events, including among other things, the delay in delivery of annual financial statements for the fiscal year ended 2019, financial statements for the quarter ended March 31, 2020, and the Initial Servicer’s liquidity (as defined in the A/R Facility) falling below $60.0 million.

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

Restatement

As described in additional detail in the Explanatory Note to our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report”), in our Annual Report we restated our audited consolidated financial statements for the years ended December 31, 2018 and 2017 and our unaudited quarterly results for the first three fiscal quarters in the fiscal year ended December 31, 2019 and each fiscal quarter in the fiscal year ended December 31, 2018. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods, and, for these periods, investors should rely solely on the financial statements and other financial data for the relevant periods included in the 2019 Form 10-K and subsequent reports. See Note 20, Unaudited Quarterly Financial Data, of the Notes to the consolidated financial statements in the Annual Report for the impact of these adjustments on each of the quarterly periods in fiscal 2018 and for the first three quarters of fiscal 2019.All amounts in this quarterly report on Form 10-Q affected by the restatement adjustments reflect such amounts as restated.

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, estimated or anticipated future results and benefits, future opportunities for Exela, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of the COVID-19 pandemic; the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this quarterly report and our Annual Report under the heading “Risk Factors”, and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on any websites that may be referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide our expectations, plans or forecasts of future events and views as of the date of this quarterly report. We anticipate that subsequent events and developments may cause ours assessments to change. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this quarterly report.

Overview

Exela Technologies, Inc. (“Exela,” the “Company”, “we” or “us”) is a global business process automation leader leveraging a global footprint and proprietary technology to help turn the complex into the simple through user friendly software platforms and solutions that enable our customers’ digital transformation. We have decades of expertise earned from serving more than 4,000 customers worldwide, including many of the world’s largest enterprises and over 60% of the Fortune® 100, in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. Our technology-enabled solutions allow global organizations to address critical challenges resulting from the massive amounts of data obtained and created through their daily operations. Our solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. Through cloud-enabled platforms, built on a configurable stack of automation modules, and over 22,700 employees operating in 23 countries, Exela rapidly deploys integrated technology and operations as an end-to-end digital journey partner.

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

History

We are a former blank check company that completed our initial public offering on January 22, 2015. In July 2017, Exela, formerly known as Quinpario Acquisition Corp. 2 (“Quinpario”), completed its acquisition of SourceHOV Holdings, Inc. (“SourceHOV”) and Novitex Holdings, Inc. (“Novitex”) pursuant to the business combination agreement dated February 21, 2017 (“Novitex Business Combination”). In conjunction with the completion of the Novitex Business Combination, Quinpario was renamed Exela Technologies, Inc.

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

On November 12, 2019 we announced that our Board of Directors had adopted a debt reduction and liquidity improvement initiative (“Initiative”). This new Initiative is part of the Company’s strategic priority to position the Company for long-term success and increased stockholder value.  As part of the Initiative, on January 10, 2020, certain subsidiaries of the Company entered into a $160.0 million accounts receivable securitization facility with a five year term and consummated the sale of SourceHOV Tax, LLC (described below).  To fund the debt reduction, the Company is also pursuing the sale of certain non-core assets that are not central to the Company’s long-term strategic vision, and any potential action with respect to these operations would be intended to allow the Company to better focus on its core businesses. The Company has retained financial advisors to assist with the sale of select assets. The Company expects to use the net proceeds from the Initiative for the repayment of debt, with a target reduction of $150.0 to $200.0 million. Exela has set a two-year timetable for completion of the Initiative. There can be no assurance that the Initiative or any particular element of the Initiative will be consummated or will achieve its desired result.

As part of the Initiative, on March 16, 2020, the Company and its indirect wholly owned subsidiaries, Merco Holdings, LLC and SourceHOV Tax, LLC entered into a Membership Interest Purchase Agreement with Gainline

Source Intermediate Holdings LLC at which time Gainline Source Intermediate Holdings LLC acquired all of the outstanding membership interests of SourceHov Tax for $40.0 million, subject to adjustment as set forth in the purchase agreement.

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

As of March 31, 2020, we had approximately 22,700 employees globally, with 62% located in Americas and EMEA, and the remainder located primarily in India, the Philippines and China. Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $182.7 million and $178.1 million for the three months ended March 31, 2020 and 2019, respectively. The majority of our personnel costs are variable and incurred only while we are providing our services.

Key Performance Indicators

We use a variety of operational and financial measures to assess our performance. Among the measures considered by our management are the following:

●	Revenue by segment;
●	EBITDA; and

●	Adjusted EBITDA

Revenue by segment

We analyze our revenue by comparing actual monthly revenue to internal projections and prior periods across our operating segments in order to assess performance, identify potential areas for improvement, and determine whether our segments are meeting management’s expectations.

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance of our consolidated operations. We define EBITDA as net income, plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus optimization and restructuring charges, including severance and retention expenses; transaction and integration costs; other non-cash charges, including non-cash compensation, (gain) or loss from sale or disposal of assets, and impairment charges; and management fees and expenses. See “—Other Financial Information (Non-GAAP Financial Measures)” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019:

	Three Months Ended March 31,
		2019
	2020	(Restated)	Change	% Change
Revenue:
ITPS	$284,112	$325,172	$(41,060)	-12.63%
HS	64,049	61,343	2,706	4.41%
LLPS	17,290	17,842	(552)	-3.09%
Total revenue	365,451	404,357	(38,906)	-9.62%
Cost of revenue (exclusive of depreciation and amortization:
ITPS	235,120	259,272	(24,152)	-9.32%
HS	44,931	40,341	4,590	11.38%
LLPS	12,488	10,988	1,500	13.65%
Total cost of revenues	292,539	310,601	(18,062)	-5.82%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	50,374	49,677	697	1.40%
Depreciation and amortization	23,185	26,624	(3,439)	-12.92%
Related party expense	1,551	998	553	55.41%
Operating income (loss)	(2,198)	16,457	(18,655)	-113.36%
Interest expense, net	41,588	39,701	1,887	4.75%
Sundry expense (income), net	1,082	2,715	(1,633)	-60.15%
Other expense (income), net	(34,657)	1,493	(36,150)	-2421.30%
Net loss before income taxes	(10,211)	(27,452)	17,241	-62.80%
Income tax expense	(2,459)	(4,720)	2,261	-47.90%
Net loss	$(12,670)	$(32,172)	$19,502	-60.62%

Revenue

For the three months ended March 31, 2020, our revenue decreased by $38.9 million, or 9.6%, to $365.5 million from $404.4 million for the three months ended March 31, 2019. The decrease was primarily driven by revenue decline in our ITPS and LLPS segments, which was partially offset by an increase in our HS segment as discussed below. Our ITPS, HS, and LLPS segments constituted 77.7%, 17.5%, and 4.7% of total revenue, respectively, for the three months ended March 31, 2020, compared to 80.0%, 15.2%, and 4.4%, respectively, for the three months ended March 31, 2019. The revenue changes by reporting segment were as follows:

ITPS— For the three months ended March 31, 2020, revenue attributable to our ITPS segment decreased by $41.1 million, or 12.6% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work in late 2019 from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”).

HS— For the three months ended March 31, 2020, revenue attributable to our HS segment increased compared to the same period in the prior year primarily due to ramp up of new customers and higher volumes from existing customers.

LLPS— For the three months ended March 31, 2020, revenue attributable to our LLPS segment decreased marginally compared to the same period in the prior year primarily due to a decline in legal claims administration services.

Cost of Revenue

For the three months ended March 31, 2020, our direct costs decreased by $18.1 million, or 5.8%, compared to the three months ended March 31, 2019. The decrease was primarily driven by our ITPS segment, offset by increase in our HS and LLPS segments. The cost of revenue changes by operating segment was as follows:

ITPS—For the three months ended March 31, 2020, costs decreased by $24.2 million, or 9.3%, compared to the three months ended March 31, 2019. The decrease was primarily attributable to a corresponding decline in revenues. However, the three months ended March 31, 2020 still had some personnel costs related to the transition revenue that we expect to see gradually removed to further improve the gross margin profile of the business over the remainder of the year.

HS— The increases primarily corresponded with the related revenue increase and continued ramp of projects.

LLPS— Revenue mix (higher pass through revenue) resulted in increased costs in legal claims administration services.

Selling, General and Administrative Expenses

For the three months ended March 31, 2020, SG&A was $50.4 million, relatively flat with the three months ended March 31, 2019 at $49.7 million.  Higher compensation expenses and professional fees was offset by favorable impacts from lower stock compensation expense, travel and other expenses.

Depreciation & Amortization

Total depreciation and amortization expense was $23.2 million and $26.6 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in total depreciation and amortization expense was primarily due to a decrease in amortization expense from intangible assets resulting from business combinations completed in prior periods and a decrease in depreciation expense related to an increase in assets that are fully amortized.

Related Party Expenses

Related party expense was $1.6 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.

Interest Expense

The Company pays interest on its Notes on a semi-annual basis in the first and third quarters of each year; as such, interest expense remained materially consistent with the prior year period.

Sundry Expense (Income)

The decrease of $1.6 million over the prior year period was primarily attributable to foreign currency transaction gain / losses associated with exchange rate fluctuations.

Other Income

Other income, net was $(34.7) million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. The change was primarily due to higher other (income) of $35.3 million of gain recognized on the sale of SourceHOV Tax, LLC.  Other income also includes an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument are recorded directly in earnings. For the three months ended March 31, 2020, the fair value of the interest swap decreased $0.8 million.

Income Tax (Expense) Benefit

We had an income tax expense of $2.5 million for the three months ended March 31, 2020, compared to an income tax expense of $4.7 million for the three months ended March 31, 2019. The change in the income tax expense was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets. The change in the effective tax rate for the three months ended March 31, 2020, resulted from permanent tax adjustments and valuation allowances, including valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months months ended March 31, 2020 and 2019. 2019 reconciliation items between EBITDA and Adjusted EBITDA have been adjusted for comparability purposes in the table below. EBITDA and Adjusted EBITDA for the three months ended March 31, 2019 remains unchanged.

	Three Months Ended March 31,
		2019
	2020	(Restated)
Net Loss	$(12,670)	$(32,172)
Taxes	2,459	4,720
Interest expense	41,588	39,701
Depreciation and amortization	23,185	26,624
EBITDA	54,562	38,873
Optimization and restructuring expenses (1)	13,140	23,661
Transaction and integration costs (2)	4,374	1,008
Non-cash equity compensation (3)	861	2,798
Other charges including non-cash (4)	3,912	3,055
Loss/(Gain) on sale of assets (5)	157	219
Loss/(Gain) on business disposals (6)	(35,316)	—
Loss/(Gain) on derivative instruments (7)	845	1,677
Contract costs (8)	1,852	5,062
Adjusted EBITDA	$44,387	$76,353

1.	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options that vested during the year at Ex-Sigma (the sole equity holder of Ex-Sigma 2) in the case of the SourceHOV 2013 Long Term Incentive Plan assumed by it in connection with the Novitex Business Combination and the Company under the 2018 Stock Incentive Plan.
4.	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
5.	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents a loss/(gain) recognized on the disposal of noncore-business assets.
7.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
8.	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

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

Our primary source of liquidity is cash generated from operating activities, supplemented as necessary on a short-term basis by borrowings against our senior secured revolving credit facility and accounts receivable securitization facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As previously reported, Company believes management’s plans alleviate the substantial doubt about the entity’s ability to continue as a going concern for at least twelve months from the date that these condensed consolidated financial statements were issued.

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

At March 31, 2020, cash and cash equivalents totaled $122.6 million and we had availability of less than $0.1 million under our senior secured revolving credit facility.

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

On March 26, 2020, the Delaware Court of Chancery entered a judgment against one of our subsidiaries in the amount of $57.7 million inclusive of costs and interest arising out of the Appraisal Action, which judgment will continue to accrue interest, until paid, at the legal rate, compounded quarterly. On May 7, 2020, we filed a motion for new trial in relation to share count. On May 7, 2020, SourceHOV filed a motion for new trial in relation to share count. On June 11, 2020 the Court denied SourceHOV’s motion for new trial. SourceHOV now has the right to appeal the judgment to the Supreme Court of the State of Delaware and intends to do so by July 1, 2020. However, at present the judgment has not been stayed, and we expect the petitioners to seek to enforce the judgment. If we are forced to pay the judgment (or bond the judgment pending an appeal, which will likely require cash collateral), such action could have a material adverse effect on our liquidity and/or cause our lenders to take action adverse to us.

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

On May 18, 2020, the Company amended the Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Pursuant to the amendment, the Company also amended the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum Liquidity (as defined in the amendment) of $35.0 million. On May 21, 2020, the Company also amended the A/R Facility to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Upon the Company’s delivery of the annual and quarterly financial statements described above within the time frames stated within such agreements (which the Company believes it has now satisfied), the Company will, upon delivery of such financial statements, be in compliance with the Credit Agreement, the indenture for its outstanding Notes and the A/R Facility with respect to the financial statement delivery requirements set forth therein. See those certain Current Reports on Form 8-K, filed by the Company on May 21, 2020 and May 22, 2020 for additional information on the amendments described above.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
		2019
	2020	(Restated)	Change	% Change
Cash flows used in operating activities	$(35,373)	$(42,648)	$7,275	-17.06%
Cash flows (used in) provided by investing activities	29,978	(7,444)	37,422	-502.71%
Cash flows provided by financing activities	114,088	19,530	94,558	484.17%
Subtotal	108,693	(30,562)	139,255	-455.65%
Effect of exchange rates on cash	(216)	(32)	(184)	575.00%
Net increase/(decrease) in cash	108,477	(30,594)	139,071	-454.57%

Analysis of Cash Flow Changes between the Three Months Ended March 31, 2020 and March 31, 2019

Operating Activities—The increase of $7.2 million in cash flows from operating activities for the three months ended March 31, 2020 was primarily due to higher cash flows from accounts receivables and lower cash paid for settling accounts payable and accrued liabilities. This increase in cash flow was offset by lower Gross profits in the corresponding period. “Gross profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization).

Investing Activities—The increase of $37.4 million in cash used in investing activities for the three months ended March 31, 2020 was primarily due to $38.2 million cash proceeds received from the sale of SourceHOV Tax, LLC, lower additions to Property, plant and equipment and development of internal software offset by partial settlement of the liabilities related to the healthcare acquisition announced early in the first quarter of 2019.

Financing Activities—The increase of $94.5 million in cash provided by financing activities for the three months ended March 31, 2020 was primarily due to the A/R Facility executed in January 2020.

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

The Repricing Term Loans bear interest at a rate per annum of, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans.  The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the existing senior secured term loans that were incurred on July 12, 2017 pursuant to the First Lien Credit Agreement, by and among Exela

Intermediate Holdings, LLC, the Company, Royal Bank of Canada, as administrative agent and collateral agent, and each of the lenders party thereto.  The Repricing Term Loans will mature on July 12, 2023, the same maturity date as the existing senior secured term loans. As of March 31, 2020, the interest rate applicable for the first lien senior secured term loan was 7.5%.

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

Letters of Credit

As of March 31, 2020 and December 31, 2019, we had outstanding irrevocable letters of credit totaling approximately $19.2 million and $20.6 million, respectively, under the senior secured revolving facility.

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

Off Balance Sheet Arrangements

At March 31, 2020, we had no material off balance sheet arrangements, except letters of credit described above under Liquidity and Capital Resources. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At March 31, 2020, we had $1,557.3 million of debt outstanding, with a weighted average interest rate of 9.3%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $15.6 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018.

The interest rate swap, which is used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other expense (income), net. Other expense (income), net includes a loss of $0.8 million and $1.7 million related to changes in the fair value of the interest rate swap for the three months ended March 31, 2020 and 2019, respectively.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting described in our Annual Report.

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

Remediation

As previously described in Part II—Item 9A – Controls and Procedures of our Annual Report, we began implementing a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Appraisal Action

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

On May 7, 2020, SourceHOV filed a motion for new trial in relation to share count. On June 11, 2020 the Court denied SourceHOV’s motion for new trial. SourceHOV now has the right to appeal the judgment to the Supreme Court of the State of Delaware and intends to do so by July 1, 2020. At this time, we cannot determine whether such an appeal would be successful. Per the Court’s opinion, the legal rate of interest, compounded quarterly, accrues on the per share value from the closing date of the Novitex Business Combination until the date of payment to petitioners.

As a result of the Appraisal Action, 4,570,734 shares of our Common Stock issued to Ex-Sigma 2 have been returned to the Company during the first quarter of 2020.

Class Action

On March 23, 2020, the Plaintiff, Bo Shen, filed a putative class action against the Company, Ronald Cogburn, the Company’s Chief Executive Officer, and James Reynolds, the Company’s former Chief Financial Officer. Plaintiff claims to be a current holder of 4,000 shares of Company stock, purchased on October 4, 2019 at $1.34/share. Plaintiff asserts two claims covering the purported class period of March 16, 2018 to March 16, 2020: (1) a violation of Section 10(b) and Rule 10b-5 of the Exchange Act against all defendants; and (2) a violation of Section 20(a) of the Exchange Act against Mr. Cogburn and Mr. Reynolds. The allegations stem from the Company’s press release, dated March 16, 2020 (announcing the postponement of the earnings call and delay in filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019), and press release and related SEC filings, dated March 17, 2020 (announcing its intent to restate its financial statements for 2017, 2018 and interim periods through September 30, 2019). At this early stage in the litigation, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to this matter; however, the Company believes it has meritorious defenses and will vigorously assert them.

Other

We are, from time to time, involved in other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although our management cannot predict the outcomes of these matters, our management believes these actions will not have a material, adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report which could materially affect our business, financial condition and/or operating results. The risks described in these Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

We restated certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor and customer  confidence and raise reputational issues.

As discussed in the Explanatory Note, in Note 3, “Restatement of Previously Issued Financial Statements” and in Note 20, “Unaudited Quarterly Financial Data” of the Consolidated Financial Statements included in our Annual Report, we restated our consolidated financial statements and related disclosures for the years ended December 30, 2018 and December 31, 2017 and restated each of the quarterly and year-to-date periods for the nine months ended September 29, 2019 and for fiscal year 2018. As a result, we incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor and customer confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

We did not file our Annual Report within timeframe required by the SEC, meaning we did not remain current in our reporting requirements with the SEC. As such, we are not currently eligible, and will not become eligible until we have timely filed all SEC reports required to be filed in the 12 month period immediately preceding the filing of a Form S-3 registration statement, to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until we have maintained our status as a current filer for approximately one year. This limits our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we might otherwise believe are beneficial to our business. If we wish to pursue a public offering now, we would be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and the necessity of using a Form S-1 for a public offering of registered securities could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, dated July 12, 2017. (1)
3.2	Second Amended and Restated Bylaws, dated November 6, 2019. (2)
4.1	Specimen Common Stock Certificate. (3)
4.2	Specimen Warrant Certificate. (3)
4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)
4.4

Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee. (1)

4.5

First Supplemental Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee. (1)

10.1

Loan and Security Agreement, dated as of January 10, 2020, by and among Exela Receivables 1, LLC, as borrower, Exela Technologies, Inc., as initial servicer, TPG Specialty Lending, Inc., as administrative agent, PNC Bank, National Association, as LC Bank, and the lenders from time to time party thereto. (4)

10.2

First Tier Purchase and Sale Agreement, dated as of January 10, 2020, by and among Exela Receivables Holdco, LLC, as purchaser, Exela Technologies, Inc., as initial servicer, and BancTec, Inc., Deliverex, LLC, Economic Research Services, Inc., Exela Enterprise Solutions, Inc., SourceHOV Healthcare, Inc., United Information Services, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, J&B Software, Inc., Novitex Government Solutions, LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Integrated Solutions LLC, SourceCorp BPS Inc. and Sourcecorp Management, Inc., as originators. (4)

10.3	Second Tier Purchase and Sale Agreement, dated as of January 10, 2020, by and among Exela Receivables 1, LLC, Exela Receivables Holdco, LLC, and Exela Technologies, Inc. (4)
10.4

Sub-Servicing Agreement, dated as of January 10, 2020, by and among Exela Technologies, Inc., as initial servicer, and BancTec, Inc., Deliverex, LLC, Economic Research Services, Inc., Exela Enterprise Solutions, Inc., SourceHOV Healthcare, Inc., United Information Services, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, J&B Software, Inc., Novitex Government Solutions, LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Integrated Solutions LLC, SourceCorp BPS Inc., Sourcecorp Management, Inc., as sub-servicers. (4)

10.5	Guaranty, dated as of January 10, 2010, between Exela Receivables Holdco, LLC and TPG Specialty Lending, Inc. (4)
10.6	Performance Guaranty, dated as of January 10, 2010, between Exela Technologies, Inc. and TPG Specialty Lending, Inc. (4)
10.7	Membership Interest Purchase Agreement, dated as of March 16, 2020, by and among SourceHOV Tax, LLC, Merco Holdings, LLC, Exela Technologies, Inc., and Gainline Source Intermediate Holdings LLC. (5)
10.8

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

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on July 18, 2017.
(2)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on November 12, 2019.
(3)	Incorporated by reference to the Registrants’ Registration Statement on Form S 1 (SEC File No. 333 198988).
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on January 15, 2020.
(5)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on March 17, 2020.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of June, 2020.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Shrikant Sortur
Shrikant Sortur
Chief Financial Officer (Principal Financial and Accounting Officer)