Form 10-Q/A
period 2020-03-31
Exela Technologies, Inc.
filed 2020-07-24
CIK 1620179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

As of June 26, 2020, the Registrant had 147,511,430 shares of common stock outstanding.

EXPLANATORY NOTE

Reliance on COVID-19 Order. This Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Quarterly Report on Form 10-Q of Exela Technologies, Inc. (the “Company”) for the quarter ended March 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2020 (the “Original Report”) is being filed solely to report that, as previously disclosed in the Company’s Current Report on Form 8-K as filed with the SEC on April 20, 2020 (the “Form 8-K”) and in accordance with the SEC’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”), the Company is relying on the relief provided by the Order in connection with the filing of the Original Report.

The Company filed the Original Report on June 29, 2020, which was within the permissible extended filing deadline pursuant to the Order. As previously reported, the Company experienced delays beginning in mid-March 2020 due to the impact of COVID-19 on its operational capacity. Of note, the Company’s Chief Accounting Officer and all of its accounting staff were either working at reduced capacity, working remotely, or otherwise constrained due to the impact of COVID-19. The impact of COVID-19 commenced shortly after the Company’s determination on March 11, 2020 to restate its financial statements for the years ended December 31, 2017 and 2018 and the interim periods through September 30 2019, which were included in the Company’s Form 10-K for the year ended December 31, 2019 (the “Form 10-K”) filed on June 9, 2020. Due to the delay in filing the Form 10-K, the Company was unable to dedicate its full resources to the preparation of the Original Report, which led to the delay in its filing.

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

Item 6. Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, dated July 12, 2017. (1)
3.2	Second Amended and Restated Bylaws, dated November 6, 2019. (2)
4.1	Specimen Common Stock Certificate. (3)
4.2	Specimen Warrant Certificate. (3)
4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)
4.4	Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee. (1)
4.5	First Supplemental Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee. (1)
10.1	Loan and Security Agreement, dated as of January 10, 2020, by and among Exela Receivables 1, LLC, as borrower, Exela Technologies, Inc., as initial servicer, TPG Specialty Lending, Inc., as administrative agent, PNC Bank, National Association, as LC Bank, and the lenders from time to time party thereto. (4)
10.2	First Tier Purchase and Sale Agreement, dated as of January 10, 2020, by and among Exela Receivables Holdco, LLC, as purchaser, Exela Technologies, Inc., as initial servicer, and BancTec, Inc., Deliverex, LLC, Economic Research Services, Inc., Exela Enterprise Solutions, Inc., SourceHOV Healthcare, Inc., United Information Services, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, J&B Software, Inc., Novitex Government Solutions, LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Integrated Solutions LLC, SourceCorp BPS Inc. and Sourcecorp Management, Inc., as originators. (4)
10.3	Second Tier Purchase and Sale Agreement, dated as of January 10, 2020, by and among Exela Receivables 1, LLC, Exela Receivables Holdco, LLC, and Exela Technologies, Inc. (4)
10.4	Sub-Servicing Agreement, dated as of January 10, 2020, by and among Exela Technologies, Inc., as initial servicer, and BancTec, Inc., Deliverex, LLC, Economic Research Services, Inc., Exela Enterprise Solutions, Inc., SourceHOV Healthcare, Inc., United Information Services, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, J&B Software, Inc., Novitex Government Solutions, LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Integrated Solutions LLC, SourceCorp BPS Inc., Sourcecorp Management, Inc., as sub-servicers. (4)
10.5	Guaranty, dated as of January 10, 2010, between Exela Receivables Holdco, LLC and TPG Specialty Lending, Inc. (4)
10.6	Performance Guaranty, dated as of January 10, 2010, between Exela Technologies, Inc. and TPG Specialty Lending, Inc. (4)
10.7	Membership Interest Purchase Agreement, dated as of March 16, 2020, by and among SourceHOV Tax, LLC, Merco Holdings, LLC, Exela Technologies, Inc., and Gainline Source Intermediate Holdings LLC. (5)
10.8	First Amendment to Loan and Security Agreement, First Tier Purchase and Sale Agreement and Second Tier Purchase and Sale Agreement, dated as of March 16, 2020, by and among Exela Receivables 1, LLC, Exela Technologies, Inc., Exela Receivables Holdco, LLC, the Originators, the Lenders, and TPG Specialty Lending, Inc. (5)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit No.	Description

31.2	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on July 18, 2017.
(2)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on November 12, 2019.
(3)	Incorporated by reference to the Registrants’ Registration Statement on Form S 1 (SEC File No. 333 198988).
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on January 15, 2020.
(5)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on March 17, 2020.

*Previously filed.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of July, 2020.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Shrikant Sortur
Shrikant Sortur
Chief Financial Officer (Principal Financial and Accounting Officer)