Form 10-Q
period 2020-06-30
Exela Technologies, Inc.
filed 2020-08-10
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020 the registrant had 147,511,430 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended June 30, 2020

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2020 and December 31, 2019

(in thousands of United States dollars except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$86,470	$6,198
Restricted cash	5,457	7,901
Accounts receivable, net of allowance for doubtful accounts of $5,362 and $4,975, respectively	219,433	261,400
Related party receivables	906	716
Inventories, net	17,268	19,047
Prepaid expenses and other current assets	33,695	23,663
Total current assets	363,229	318,925
Property, plant and equipment, net of accumulated depreciation of $187,260 and $176,995, respectively	100,878	113,637
Operating lease right-of-use assets, net	90,067	93,627
Goodwill	359,009	359,771
Intangible assets, net	317,630	342,443
Deferred income tax assets	11,769	12,032
Other noncurrent assets	25,961	17,889
Total assets	$1,268,543	$1,258,324

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payables	$67,385	$86,167
Related party payables	2	1,740
Income tax payable	2,333	352
Accrued liabilities	116,376	121,553
Accrued compensation and benefits	52,636	48,574
Accrued interest	48,127	48,769
Customer deposits	27,301	27,765
Deferred revenue	19,179	16,282
Obligation for claim payment	34,801	39,156
Current portion of finance lease liabilities	12,831	13,788
Current portion of operating lease liabilities	24,271	25,345
Current portion of long-term debts	36,101	36,490
Total current liabilities	441,343	465,981
Long-term debt, net of current maturities	1,493,775	1,398,385
Finance lease liabilities, net of current portion	14,437	20,272
Pension liabilities	23,881	25,681
Deferred income tax liabilities	7,685	7,996
Long-term income tax liabilities	2,808	2,806
Operating lease liabilities, net of current portion	71,661	73,282
Other long-term liabilities	12,807	6,962
Total liabilities	2,068,397	2,001,365
Commitments and Contingencies (Note 8)

Stockholders' equity (deficit)
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 154,866,550 shares issued and 147,511,430 shares outstanding at June 30, 2020 and 153,638,836 shares issued and 150,851,689 shares outstanding at December 31, 2019	15	15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 3,290,050 shares issued and outstanding at June 30, 2020 and 4,294,233 shares issued and outstanding at December 31, 2019	1	1
Additional paid in capital	446,739	445,452
Less: Common Stock held in treasury, at cost; 7,355,120 shares at June 30, 2020 and 2,787,147 shares at December 31, 2019	(10,949)	(10,949)
Equity-based compensation	51,118	49,336
Accumulated deficit	(1,272,869)	(1,211,508)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(6,387)	(7,329)
Unrealized pension actuarial losses, net of tax	(7,522)	(8,059)
Total accumulated other comprehensive loss	(13,909)	(15,388)
Total stockholders’ deficit	(799,854)	(743,041)
Total liabilities and stockholders’ deficit	$1,268,543	$1,258,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
		2019		2019
	2020	(Restated)	2020	(Restated)
Revenue	$307,722	$390,849	$673,173	$795,206
Cost of revenue (exclusive of depreciation and amortization)	241,788	303,831	534,326	614,432
Selling, general and administrative expenses (exclusive of depreciation and amortization)	47,014	51,162	97,387	100,839
Depreciation and amortization	22,847	24,779	46,032	51,403
Related party expense	1,146	5,331	2,698	6,329
Operating income (loss)	(5,073)	5,746	(7,270)	22,203
Other expense (income), net:
Interest expense, net	44,440	39,959	86,028	79,660
Debt modification and extinguishment costs	—	1,404	—	1,404
Sundry expense (income), net	(899)	(1,311)	183	1,404
Other expense (income), net	(584)	2,527	(35,241)	4,020
Net loss before income taxes	(48,030)	(36,833)	(58,240)	(64,285)
Income tax expense	(661)	(4,738)	(3,120)	(9,458)
Net loss	$(48,691)	$(41,571)	$(61,360)	$(73,743)
Cumulative dividends for Series A Preferred Stock	(858)	(914)	582	(1,828)
Net loss attributable to common stockholders	$(49,549)	$(42,485)	$(60,778)	$(75,571)
Loss per share:
Basic and diluted	$(0.34)	$(0.29)	$(0.41)	$(0.52)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended June 30, 2020 and 2019

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
		2019		2019
	2020	(Restated)	2020	(Restated)
Net loss	$(48,691)	$(41,571)	$(61,360)	$(73,743)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	22	(2,288)	942	1,104
Unrealized pension actuarial gains (losses), net of tax	33	256	537	32
Total other comprehensive loss, net of tax	$(48,636)	$(43,603)	$(59,881)	$(72,607)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2020 and 2019

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2019, as restated	150,142,955	$15	4,569,233	$1	2,549,185	$(10,342)	$445,452	$41,731	$(6,423)	$(9,301)	$(702,391)	$(241,258)
Net loss January 1, 2019 to March 31, 2019, as restated	—	—	—	—	—	—	—	—	—	—	(32,172)	(32,172)
Equity-based compensation	—	—	—	—	—	—	—	2,798	—	—	—	2,798
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,392	—	—	3,392
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(224)	—	(224)
Balances at March 31, 2019, as restated	150,142,955	$15	4,569,233	1	2,549,185	$(10,342)	$445,452	$44,529	$(3,031)	$(9,525)	$(734,563)	$(267,464)
Net loss April 1, 2019 to June 30, 2019, as restated	—	—	—	—	—	—	—	—	—	—	(41,571)	(41,571)
Equity-based compensation	—	—	—	—	—	—	—	2,661	—	—	—	2,661
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,288)	—	—	(2,288)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	256	—	256
RSUs Vested	102,092	—	—	—	—	—	—	—	—	—	—	—
Shares repurchased	(237,962)	—	—	—	237,962	(607)	—	—	—	—	—	(607)
Balances at June 30, 2019, as restated	150,007,085	$15	4,569,233	1	2,787,147	$(10,949)	$445,452	$47,190	$(5,319)	$(9,269)	$(776,134)	$(309,013)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2020	150,851,689	$15	4,294,233	$1	2,787,147	$(10,949)	$445,452	$49,336	$(7,329)	$(8,059)	$(1,211,508)	$(743,041)
Net loss January 1, 2020 to March 31, 2020	—	—	—	—	—	—	—	—	—	—	(12,670)	(12,670)
Equity-based compensation	—	—	—	—	—	—	—	861	—	—	—	861
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	920	—	—	920
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	504	—	504
Shares returned in connection with the Appraisal Action following repayment of Margin Loan	(4,570,734)	—	—	—	4,570,734	—	—	—	—	—	—	—
Preferred shares converted to common shares	1,227,714	—	(1,004,183)	—	—	—	—	—	—	—	—	—
Balances at March 31, 2020	147,508,669	$15	3,290,050	$1	7,357,881	$(10,949)	$445,452	$50,197	$(6,409)	$(7,555)	$(1,224,178)	$(753,426)
Net loss April 1, 2020 to June 30, 2020	—	—	—	—	—	—	—	—	—	—	(48,691)	(48,691)
Equity-based compensation	—	—	—	—	—	—	—	921	—	—	—	921
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	22	—	—	22
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	33	—	33
Settlement gain on related party payable to Ex-Sigma 2	—	—	—	—	—	—	1,287	—	—	—	—	1,287
Adjustment to number of shares withheld in lieu of tax obligation of RSU holders in the year 2018	2,761	—	—	—	(2,761)	—	—	—	—	—	—	—
Balances at June 30, 2020	147,511,430	$15	3,290,050	$1	7,355,120	$(10,949)	$446,739	$51,118	$(6,387)	$(7,522)	$(1,272,869)	$(799,854)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Six Months Ended June 30,
		2019
	2020	(Restated)
Cash flows from operating activities
Net loss	$(61,360)	$(73,743)
Adjustments to reconcile net loss
Depreciation and amortization	46,032	51,403
Original issue discount and debt issuance cost amortization	6,857	5,749
Debt modification and extinguishment costs	—	1,049
Provision for doubtful accounts	(110)	3,334
Deferred income tax provision	(338)	4,623
Share-based compensation expense	1,782	5,459
Foreign currency remeasurement	(980)	288
Loss (gain) on sale of assets	(34,791)	85
Fair value adjustment for interest rate swap	440	4,385
Change in operating assets and liabilities, net effect from acquisitions:
Accounts receivable	38,260	624
Prepaid expenses and other assets	(9,157)	1,260
Accounts payable and accrued liabilities	(8,812)	(12,595)
Related party balances	(642)	(3,899)
Additions to outsource contract costs	(297)	(2,860)
Net cash used in operating activities	(23,116)	(14,838)

Cash flows from investing activities
Purchases of property, plant, and equipment	(5,766)	(9,072)
Additions to internally developed software	(2,216)	(4,007)
Cash paid in acquisition, net of cash received	(3,500)	(5,000)
Proceeds from sale of assets	38,222	20
Net cash provided by (used in) investing activities	26,740	(18,059)

Cash flows from financing activities
Repurchases of Common Stock	—	(3,480)
Borrowings from other loans	23,248	14,092
Borrowings under factoring arrangement and A/R Facility	149,951	34,050
Principal repayment on borrowings under factoring arrangement and A/R Facility	(66,114)	(31,624)
Proceeds from senior secured term loans	—	29,850
Lease terminations	(331)	(95)
Cash paid for debt issuance costs	(12,708)	(7)
Borrowings from senior secured revolving facility	29,750	68,000
Repayments on senior secured revolving facility	(14,200)	(68,000)
Principal payments on finance lease obligations	(6,353)	(9,180)
Principal repayments on senior secured term loans and other loans	(29,040)	(21,248)
Net cash provided by financing activities	74,203	12,358
Effect of exchange rates on cash	1	111
Net increase (decrease) in cash and cash equivalents	77,828	(20,428)
Cash, restricted cash, and cash equivalents
Beginning of period	14,099	43,854
End of period	$91,927	$23,426

Supplemental cash flow data:
Income tax payments, net of refunds received	$1,339	$5,181
Interest paid	76,781	71,211
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	772	6,778
Settlement gain on related party payable to Ex-Sigma 2	1,287	—
Accrued capital expenditures	1,088	1,083

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

Certain amounts in condensed consolidated statements of cash flows have been reclassified for comparability purposes.

Restatement

As described in additional detail in the Explanatory Note to its 2019 Form 10-K, the Company restated its audited consolidated financial statements in the 2019 Form 10-K for the years ended December 31, 2018 and 2017 and its unaudited quarterly results for the first three fiscal quarters in the fiscal year ended December 31, 2019 and each fiscal quarter in the fiscal year ended December 31, 2018. Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatement have not been amended. See Note 20, Unaudited Quarterly Financial Data, of the Notes to the consolidated financial statements in the 2019 Form 10-K for the impact of these adjustments on each of the quarterly periods in fiscal 2018 and for the first three quarters of fiscal 2019. These condensed consolidated financial statements include restated results for the corresponding interim periods of fiscal 2019.

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

Substantial Doubt Raised

In performing the first step of the evaluation, we concluded that the following conditions raised substantial doubt about our ability to continue as a going concern:

●	history of net losses of $48.7 million and $61.4 million for the three and six months ended June 30, 2020, respectively, and $509.1 million and $169.8 million for the years ended December 31, 2019 and December 31, 2018, respectively. This is after considering a gain of $35.3 million on the sale of SourceHOV Tax, LLC recognized during the six months ended June 30, 2020, and including goodwill and other intangible asset impairment of $349.6 million, for the year ended December 31, 2019 and $48.1 million for the year ended December 31, 2018;
●	net operating cash outflow of $23.1 million for the six months ended June 30, 2020, $63.9 million in 2019 and inflow of $23.6 million in 2018;
●	working capital deficits of $78.1 million as of June 30, 2020, $147.1 million as of December 31, 2019 and $123.5 million as of December 31, 2018;
●	significant cash payments for interest on our long-term debt of $144.5 million in 2019 and a similar amount expected in 2020;
●	a liability incurred of $58.5 million for the Appraisal Action (as described further in Note 8);
●	a requirement that the Company maintain a minimum of $40.0 million and $35.0 million in liquidity, at all times, to not be in default of the A/R Facility and the Credit Agreement (as defined below), respectively; and
●	an accumulated deficit of $1,272.9 million.

Furthermore, under the terms of each of the First Lien Credit Agreement, dated as of July 12, 2017, as amended and restated as of July 13, 2018 and as further amended and restated as of April 16, 2019 (the “Prior Credit Agreement” and as further amended and restated as of May 18, 2020, the “Credit Agreement”), and the Indenture and First Supplemental Indenture (collectively, the “Indenture”), dated July 12, 2017, the Company was required to deliver to its lenders and bondholders the December 31, 2019 audited financial statements by April 14, 2020, which the Company failed to do. Such failure was an event of default under the Prior Credit Agreement if not cured within 30 days of receiving a notice of default. The Company received such notice on April 15, 2020. Additionally, under the terms of the A/R Facility (as described in Note 5), the Company was required to furnish to each lender the December 31, 2019 audited financial statements by May 11, 2020, which the Company failed to do. During the second quarter of 2020, both the Prior Credit Agreement and the A/R Facility were amended. Refer to Consideration of Management’s Plans section below.

Consideration of Management’s Plans

In performing the second step of this assessment, we are required to evaluate whether it is probable that our plans will be effectively implemented within one year after the financial statements are issued and whether it is probable those plans will alleviate the substantial doubt about our ability to continue as a going concern.

As of August 7, 2020, the Company had approximately $42.0 million in available cash and an additional source of liquidity of approximately $35.8 million from the borrowing facilities.

The Company has undertaken the following plans to improve our available cash balances, liquidity and cash generated flows from operations, over the twelve month period from the date the financial statements are issued, as follows:

●	On January 10, 2020, certain subsidiaries of the Company entered into a $160.0 million A/R Facility with a five-year term. The Company used the proceeds of the initial borrowings to repay outstanding revolving borrowings under the Company’s senior credit facility and to provide additional liquidity and funding for the ongoing business needs of the Company and its subsidiaries. As of August 7, 2020, the Company has fully drawn on the remaining availability under the A/R Facility. Additionally, the A/R Facility agreement includes a requirement that the Company maintain a minimum of $40.0 million in liquidity, at all times, to not be considered in default.

●	On March 16, 2020, the Company and its indirect wholly owned subsidiaries, Merco Holdings, LLC and SourceHOV Tax, LLC entered into a Membership Interest Purchase Agreement with Gainline Source

Intermediate Holdings LLC at which time Gainline Source Intermediate Holdings LLC acquired all of the outstanding membership interests of SourceHov Tax for $40.0 million, subject to adjustment as set forth in the purchase agreement of approximately $2.0 million.

●	On March 23, 2020, in response to the potential impact of the COVID-19 pandemic, the Company implemented a temporary freeze on increases to base salaries and wages unless contractually mandated. Additionally, in connection with the incentive program administered by the Company for hourly, non-exempt employees, a new maximum was put in place to limit the amount of incentives that could be earned in any given two (2) week pay period. Although the Company expects these to be short-term actions, it expects these actions will result in a cash savings to the Company of approximately $23.4 million on an annual basis.

●	On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The refundable payroll tax credits and deferment of employer side social security payments provisions of the CARES Act will benefit Company’s liquidity by approximately $29.0 million.

●	On May 18, 2020, the Company amended the Prior Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum liquidity of $35.0 million. On May 21, 2020, the Company also amended the A/R Facility to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. The Company has satisfied its delivery requirements with respect to its audited financial statements for the year ended December 31, 2019 on June 9, 2020 and its quarterly financial statement for the quarter ended March 31, 2020 on June 29, 2020.

●	On July 22, 2020 the Company completed the sale of its physical records storage and logistics business for a purchase price of $12.3 million.

Substantial Doubt Alleviated

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

Our plans are subject to inherent risks and uncertainties, which become significantly magnified when the effects of the current pandemic and related financial crisis are included in the assessment. Accordingly, there can be no assurance that our future plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

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

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) was calculated based on the if-converted method. As of June 30, 2020 outstanding shares of the Company’s Series A Preferred Stock, if converted would have resulted in an additional 4,022,415 shares of Common Stock outstanding, but were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The Company was originally incorporated as a special purpose acquisition company under the name Quinpario Acquisition Corp 2 (“Quinpario”), which changed its name to Exela Technologies, Inc. in July 2017. The Company has not included the effect of 35,000,000 warrants sold in the Quinpario Initial Public Offering (“IPO”) or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units and options of 5,002,747 and 3,997,787 as of June 30, 2020 and 2019, respectively, in the calculation of diluted loss per share for the three and six months ended June 30, 2020 and 2019 as their effects were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
		2019		2019
	2020	(Restated)	2020	(Restated)
Net loss attributable to common stockholders (A)	$(49,549)	$(42,485)	$(60,778)	$(75,571)
Weighted average common shares outstanding - basic and diluted (B)	147,508,669	145,466,193	147,351,917	145,518,914
Loss Per Share:
Basic and diluted (A/B)	$(0.34)	$(0.29)	$(0.41)	$(0.52)

The weighted average common shares outstanding - basic and diluted, in the table above, exclude in each case the 4,570,734 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action (as defined and described further in Note 8 below, such shares, the “Appraisal Shares”), even though the Appraisal Shares were outstanding as of June 30, 2019.

Sale of Non-Core Assets

On March 16, 2020, the Company and its indirect wholly owned subsidiaries, Merco Holdings, LLC and SourceHOV Tax, LLC entered into a Membership Interest Purchase Agreement with Gainline Source Intermediate Holdings LLC at which time Gainline Source Intermediate Holdings LLC acquired all of the outstanding membership interests of SourceHov Tax, LLC for $40.0 million subject to adjustment as set forth in the purchase agreement. The Company recognized a gain of $35.3 million on the sale of SourceHOV Tax, LLC during the first quarter of 2020, which takes into account approximately $2.0 million downwards adjustments to the purchase price in accordance with the purchase agreement. The gain on sale of SourceHOV Tax, LLC is included in Other expense (income), net in the condensed consolidated statements of operations for the six months ended June 30, 2020.

On July 22, 2020, the Company completed the sale of its physical records storage and logistics business for a purchase price of $12.3 million.

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

2.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective March 12, 2020, the Company adopted Accounting Standards Update (“ASU”) no. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to the guidance in GAAP on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The adoption had no impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region and by segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
					2019
	2020				(Restated)
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$190,775	$49,166	$15,527	$255,468	$239,226	$63,440	$17,569	$320,235
EMEA	47,084	—	—	47,084	63,823	—	—	63,823
Other	5,170	—	—	5,170	6,791	—	—	6,791
Total	$243,029	$49,166	$15,527	$307,722	$309,840	$63,440	$17,569	$390,849

	Six Months Ended June 30,
					2019
	2020				(Restated)
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$414,163	$113,216	$32,817	$560,196	$490,726	$124,783	$35,411	$650,920
EMEA	100,990	—	—	100,990	130,501	—	—	130,501
Other	11,987	—	—	11,987	13,785	—	—	13,785
Total	$527,140	$113,216	$32,817	$673,173	$635,012	$124,783	$35,411	$795,206

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Accounts receivable, net	$219,433	$261,400
Deferred revenues	19,675	16,621
Customer deposits	27,301	27,765
Costs to obtain and fulfill a contract	4,130	4,977

Accounts receivable, net includes $21.8 million and $34.1 million as of June 30, 2020 and December 31, 2019, respectively, representing amounts not billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $11.1 million during the six months ended June 30, 2020 that had been deferred as of December 31, 2019.

Costs incurred to obtain and fulfill contracts are deferred and expensed on a straight-line basis over the estimated benefit period. We recognized $1.3 million of amortization for these costs in the first six months of 2020 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from customers in advance for postage. The amounts recorded as of December 31, 2019 were used to pay for postage with the corresponding postage revenue being recognized during the six months ended June 30, 2020.  Any residual balances may be retained and used in future periods.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of June 30, 2020 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2020	$23,696
2021	38,801
2022	33,082
2023	28,014
2024	26,814
2025 and thereafter	27,144
Total	$177,551

4.     Intangibles Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	June 30, 2020
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,839	$(257,591)	$250,248
Developed technology	88,553	(86,860)	1,693
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	16,080	(11,950)	4,130
Internally developed software	45,300	(15,920)	29,380
Trademarks	23,378	(23,370)	8
Assembled workforce	4,473	(1,677)	2,796
Purchased software	26,750	(2,675)	24,075
Intangibles, net	$720,773	$(403,143)	$317,630

	December 31, 2019
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,074	$(237,313)	$270,761
Developed technology	89,053	(87,109)	1,944
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	16,726	(11,749)	4,977
Internally developed software	43,261	(12,129)	31,132
Trademarks	23,378	(23,370)	8
Assembled workforce	4,473	(1,118)	3,355
Purchased software	26,749	(1,783)	24,966
Intangibles, net	$720,114	$(377,671)	$342,443

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2020 and 2019 is net of accumulated impairment losses of $44.1 million, of which $1.0 million was recognized in 2019. Carrying amount of $5.3 million as at June 30, 2020 represents indefinite-lived intangible asset.

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with its clients. The Company is organized into three segments: ITPS, HS, and LLPS (See Note 13).

Goodwill by reporting segment consists of the following:

	Beginning of Year Balance (a)	Additions	Impairments	Currency Translation Adjustments	End of Year Balance (a)
ITPS	$571,575	$—	$(317,525)	$70	$254,120
HS	86,786	—	—	—	86,786
LLPS	49,897	—	(31,032)	—	18,865
Balance as of December 31, 2019	$708,258	$—	$(348,557)	$70	$359,771
ITPS	254,120	—	—	(762)	253,358
HS	86,786	—	—	—	86,786
LLPS	18,865	—	—	—	18,865
Balance as of June 30, 2020	$359,771	$—	$—	$(762)	$359,009

(a)	The goodwill amount for all periods presented is net of accumulated impairment amount as at December 31, 2018. Accumulated impairment is $212.3 million and $560.9 million as at December 31, 2018 and June 30, 2020, respectively.

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

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount (“OID”) of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022. As of June 30, 2020 and December 31, 2019 the Company had outstanding irrevocable letters of credit totaling approximately $19.4 million and $20.6 million, respectively, under the senior secured revolving facility.

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

Third Amendment

On May 18, 2020, the Company amended the Prior Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Upon the Company’s delivery of the annual and quarterly financial statements described above within the time frames stated therein (which the Company satisfied during the month of June 2020), the Company became in compliance with the Credit Agreement, with respect to the financial statement delivery requirements set forth therein. Pursuant to the amendment, the Company also amended the Prior Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum Liquidity (as defined in the amendment) of $35.0 million. In connection with this amendment, the Company paid a forbearance fee of $5 million to the consenting lenders. The Company concluded that the amendment represents modification of debt under ASC 470-50. Accordingly, the forbearance fee paid was added to unamortized debt issuance cost which shall be amortized using updated effective interest rate based on modified cash flows.

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

Pursuant to the A/R Loan Agreement, each of Company, the A/R Borrower, the Parent SPE and the Originators (the “Exela Parties”) is prohibited from amending or modifying any Existing Secured Debt Documents (as defined in the A/R Loan Agreement) if such amendment or modification could: (i) by its terms cause any Exela Party to be unable to perform its obligations under Transaction Documents (as defined in the A/R Loan Agreement), (ii) cause any inaccuracy or breach of any representation, warranty, or covenant of any Exela Party, (iii) could subject any existing or subsequently arising Collateral to an Adverse Claim (each as defined in the A/R Loan Agreement), or (iv) adversely affect any rights or remedies of the Lenders, the LC Bank and the A/R Administrative Agent under the A/R Facility. The A/R Borrower and Parent SPE were formed in December 2019, and are consolidated into the Company’s financial statements even though they had no material assets or operations during the year end December 31, 2019. The A/R Borrower and Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Since January 10, 2020, the parties have amended and waived the A/R Facility several times to address contractually, the occurrence of certain events, including among other things, the delay in delivery of annual financial statements for the fiscal year ended 2019, financial statements for the quarter ended March 31, 2020, and the Initial Servicer’s Liquidity (as defined in the A/R Facility) falling below $60.0 million. In connection with these amendments a forbearance fee of $4.8 million was due and added to the outstanding principal balance of the loans. The Company concluded that the amendment represents modification of debt under ASC 470-50. Accordingly, the forbearance fee paid was added to unamortized debt issuance cost which shall be amortized ratably over the remaining term of the A/R facility.

Each loan under the A/R Facility originally bore interest on the unpaid principal amount as follows: (1) if a Base Rate Loan, at 3.75% plus a rate equal to the greater of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, (c) the Adjusted LIBOR Rate (which rate shall be calculated based upon an Interest Period of one month and determined on a daily basis) plus 1.00%, and (d) 4.50% per annum and (2) if a LIBOR Rate Loan, 4.75% plus a floating LIBOR Rate with a 1.00% LIBOR floor. In connection with the above described amendments to the A/R Facility, the applicable margin of the Base Rate Loans was increased to 5.75% and the LIBOR Rate Loans was increased to 6.75%. As of June 30, 2020, there were $86.0 million borrowings under the Receivables Securitization Facility.

Long-Term Debt Outstanding

As of June 30, 2020 and December 31, 2019, the following long-term debt instruments were outstanding:

	June 30,	December 31,
	2020	2019
Other (a)	$31,953	$30,232
First lien credit agreement (b)	349,819	360,583
Senior secured notes (c)	981,554	979,060
Secured borrowings under A/R Facility	86,000	—
Revolver	80,550	65,000
Total debt	1,529,876	1,434,875
Less: Current portion of long-term debt	(36,101)	(36,490)
Long-term debt, net of current maturities	$1,493,775	$1,398,385

(a)	Other debt represents the Company’s outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $5.7 million and $20.2 million as of June 30, 2020 and $6.5 million and $18.9 million as of December 31, 2019.
(c)	Net of unamortized debt discount and debt issuance costs of $13.2 million and $5.3 million as of June 30, 2020 and $14.9 million and $6.0 million as of December 31, 2019.

6.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $0.7 million and $4.7 million for the three months ended June 30, 2020 and 2019, respectively. The Company recorded an income tax expense of $3.1 million and $9.5 million for the six months ended June 30, 2020 and 2019, respectively

The Company's ETR of (1.4%) and (5.4%) for the three and six months ended June 30, 2020 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three and six months ended June 30, 2019, the Company’s ETR of (12.8%) and (14.7%) differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s U.S. disallowed interest expense carryforwards created by the provisions of the TCJA.

As of June 30, 2020, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2019. The Company's valuation allowances have increased by approximately $18.3 million from December 31, 2019 to June 30, 2020 due largely to effects of TCJA relating to interest expense.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of June 30, 2020 and December 31, 2019 the Company recorded actuarial losses of $7.5 million and $8.1 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which are net of a deferred tax benefit of $2.0 million.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
		2019		2019
	2020	(Restated)	2020	(Restated)
Service cost	$19	$23	$38	$46
Interest cost	490	602	980	1,203
Expected return on plan assets	(634)	(622)	(1,268)	(1,244)
Amortization:
Amortization of prior service cost	25	26	50	52
Amortization of net (gain) loss	426	413	852	826
Net periodic benefit cost	$326	$442	$652	$883

The Company records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $1.2 million to its pension plans during each of the six months ended June 30, 2020 and 2019 (as restated). The Company has funded the pension plans with the required contributions for 2020 based on current plan provisions.

8.     Commitments and Contingencies

Appraisal Action

On September 21, 2017, former stockholders of SourceHOV Holdings, Inc. (“SourceHOV”), who owned 10,304 shares of SourceHOV common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (the “Appraisal Action”). The Appraisal Action arose out of a preliminary transaction in connection with the acquisition of SourceHOV and Novitex Holdings, Inc., by Quinpario in July 2017 (“Novitex Business Combination”), and the petitioners sought, among other things, a determination of the fair value of their SourceHOV shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. During the trial the parties and their experts offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination. SourceHOV argued the value was no more than $1,633.85 per share and the petitioners argued the value was at least $5,079.28 per share. On January 30, 2020, the Court issued its post-trial Memorandum Opinion in the Appraisal Action, in which it found that the fair value of SourceHOV as of the date of the Novitex Business Combination was $4,591 per share, and on March 26, 2020, the Court issued its final order awarding the petitioners $57,698,426 inclusive of costs and interest. Per the Court’s opinion, the legal rate of interest, compounded quarterly, accrues on the per share value from the July 2017 closing date of the Novitex Business Combination until the date of payment to petitioners.

On May 7, 2020, SourceHOV filed a motion for new trial in relation to share count. On June 11, 2020 the Court denied SourceHOV’s motion for new trial. SourceHOV filed a notice of appeal in relation to the Appraisal Action with the Supreme Court of the State of Delaware on June 30, 2020. The appeal brief is due on August 26, 2020. At this time, we cannot determine whether the appeal will be successful. At present, SourceHOV has not posted a bond to stay the judgment in the Appraisal Action, and to date, the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

The petitioners have filed additional actions to recognize the judgment against SourceHOV and an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV. Although the Company believes that it has valid defenses to these ancillary proceedings, the ancillary proceedings are in the preliminary stages and there can be no assurance that the Company will be successful.

As a result of the Appraisal Action and following repayment of the Margin Loan by Ex-Sigma 2 LLC (“Ex-Sigma 2”), 4,570,734 shares of our Common Stock issued to Ex-Sigma 2, our largest shareholder following the Novitex Business Combination, were returned to the Company during the first quarter of 2020.

As of June 30, 2020, the Company accrued a liability of $58.5 million for the Appraisal Action based on management’s best estimate of total payment obligation including accrued interest.

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

On February 20, 2014, the Company’s subsidiary, Pangea Acquisitions, Inc. ("Pangea") acquired BancTec, Inc. ("BancTec") through a merger of BancTec and a Pangea subsidiary. The merger agreement for that transaction provided that contingent, or "earnout," consideration would be paid to former BancTec shareholders in the event Pangea's controlling shareholder realizes certain returns on its post-merger Pangea stock. A liability of $0.7 million was recognized for the fair value of the contingent consideration on the acquisition date. The liability for the contingent consideration is adjusted to fair value at each reporting date. (Refer to Note 9, Fair Value Measurements). The liability for the fair value of the contingent consideration was $0.7 million as of June 30, 2020 and December 31, 2019.

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

9.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of June 30, 2020, and December 31, 2019, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 28.0% and 24.5% respectively, of the respective principal balance outstanding as of June 30, 2020. The fair value is substantially less than the carrying value for the long-term debt. Other debt represents the Company's outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

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

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2020, and December 31, 2019:

	Carrying	Fair	Fair Value Measurements
As of June 30, 2020	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,493,775	$512,602	$—	$512,602	$—
Interest rate swap liability	941	941	—	941	—
Acquisition contingent liability	$721	$721	$—	$—	$721
Nonrecurring assets and liabilities:
Goodwill	359,009	359,009	—	—	359,009

	Carrying	Fair	Fair Value Measurements
As of December 31, 2019	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,398,385	$632,796	$—	$632,796	$—
Interest rate swap liability	501	501	—	501	—
Acquisition contingent liability	$721	$721	$—	$—	$721
Nonrecurring assets and liabilities:
Goodwill	359,771	359,771	—	—	359,771

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

10.   Stock-Based Compensation

SourceHOV had 24,535 restricted stock units (“RSUs”) outstanding under its 2013 Long Term Incentive Plan (“2013 Plan”) at the closing of the Novitex Business Combination. Simultaneous with the closing, the 2013 Plan, as well as all vested and unvested RSUs under the 2013 Plan, were assumed by Ex-Sigma LLC (“Ex-Sigma”), the sole equityholder of Ex-Sigma 2, an entity formed by the former SourceHOV equity holders. In accordance with GAAP, the Company incurred compensation expenses related to the 9,880 unvested RSUs as of July 12, 2017 on a straight-line basis until fully vested, as the recipients of the RSUs under the 2013 Plan were employees of the Company. All unvested RSUs under the 2013 Plan were vested by April 2019. As of June 30, 2020, there were no outstanding obligations under the 2013 Plan.

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

A summary of the status of restricted stock units related to the 2018 Plan as of June 30, 2020 is presented as follows:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Shares	Date Fair Value	(Years)	Intrinsic Value
Balance as of December 31, 2019	309,305	$1.99	1.19	$616
Granted	—	—
Forfeited	—	—
Vested	(165,258)	2.50
Balance as of June 30, 2020	144,047	$1.40	1.59	$202

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity in the first six months of 2020 is summarized in the following table:

		Weighted	Weighted	Average Remaining
		Average Grant	Average	Vesting Period	Aggregate
	Outstanding	Date Fair Value	Exercise Price	(Years)	Intrinsic Value (2)
Balance as of December 31, 2019	4,937,700	$1.97	$4.14	2.27	$—
Granted	—	—
Exercised	—	—
Forfeited	(79,000)	2.69
Expired	—	—
Balance as of June 30, 2020 (1)	4,858,700	$1.96	$4.11	1.78	$—

(1) None of the outstanding options are exercisable as of June 30, 2020.

(2) Exercise prices of all of the outstanding options are higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value is zero.

As of June 30, 2020, there was approximately $4.2 million of total unrecognized compensation expense related to non-vested awards for the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $0.9 million and $1.8 million related to plan awards for the three and six months ended June 30, 2020, respectively, and $2.6 million and $5.5 million related to plan awards for the three and six months ended June 30, 2019, respectively.

11.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock or as provided for in the Director Nomination Agreements, the holders of our Common Stock possess all voting power for the election of our board of directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock. In first quarter of 2020, 1,004,183 shares of Series A Preferred Stock were converted into 1,227,714 shares of Common Stock. As of June 30, 2020 and December 31, 2019, there were 147,511,430 and 150,851,689 shares outstanding, respectively (the outstanding shares of Common Stock as of December 31, 2019 includes the 4,570,734 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action which became treasury stock).

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At June 30, 2020 and December 31, 2019, the Company had 3,290,050 shares and 4,294,233 shares of Series A Preferred Stock outstanding, respectively. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock will be convertible at the holder's option, at any time after the six month anniversary and prior to the third anniversary of the issue date, initially into 1.2226 shares of Exela Common Stock.

Holders of the Series A Preferred Stock are be entitled to receive cumulative dividends at a rate per annum of 10% of the Liquidation Preference per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date until the third anniversary of the issue date, the amount of all accrued but unpaid dividends on the Series A Preferred Stock will be added to the Liquidation Preference without any action by the Company’s board of directors. However, the Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion. The dividend accumulation for the three months ended June 30, 2020 was $0.9 million, as reflected on the Consolidated Statement of Operations, however, as a result of 1,004,183 shares of Series A Preferred Stock being converted into 1,227,714 shares of Common Stock during the first quarter of 2020, accumulated dividend of $2.3 million was reversed, resulting in a net reduction of dividend accumulation of $0.6 million for the six months ended June 30, 2020. The dividend accumulation for the three and six months ended June 30, 2019 was $0.9 million and $1.8 million, respectively. As of June 30, 2020, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 is $8.9 million. The per share average of cumulative preferred dividends for the three and six months ended June 30, 2020 is $0.3 and $(0.2), respectively. The per share average of cumulative preferred dividends for the three and six months ended June 30, 2019 is $0.2.

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

Treasury Stock

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company was permitted to purchase up to 5,000,000 shares of its Common Stock. The Share Buyback Program has expired. As of June 30, 2020, 2,787,147 shares had been repurchased under the Share Buyback Program and they are held in treasury stock. The Company records treasury stock using the cost method.

During the first quarter of 2020, 4,570,734 shares of Common stock were returned to the Company by Ex-Sigma 2 in connection with the Appraisal Action. These shares are also included in treasury stock.

Warrants

At June 30, 2020, there were a total of 34,988,302 warrants outstanding. As part of its IPO, Quinpario had issued 35,000,000 units including one share of Common Stock and one warrant of which 34,988,302 have been separated from the original unit and 11,698 warrants remain an unseparated part of the originally issued units which are included in the number of shares of common stock outstanding referred to above. The warrants are traded on the OTC bulletin board as of June 30, 2020.

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

12.   Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, “HGM”) of less than $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively and less than $0.1 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, and following a distribution of all the shares held by Ex-Sigma 2, HGM beneficially owned approximately 50% of the Company’s common stock, including shares controlled, pursuant to a voting agreement.

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

The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees relating to these agreements of $0.4 million and less than $0.1 million for the three months ended June 30, 2020 and 2019, respectively. The Company incurred fees relating to these agreements of $0.8 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was less than $0.1 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively, and $0.1 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $0.4 million for each of the three months ended June 30, 2020 and 2019, and $0.8 million for each of the six months ended June 30, 2020 and 2019. These expenses are included in cost of revenue in the consolidated statements of operations.

The Company determined it is obligated to reimburse certain reimbursable expenses incurred by Ex-Sigma 2 under the terms of the Consent, Waiver and Amendment dated June 15, 2017, by and among the Company, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., SourceHOV, Novitex, Novitex Parent, L.P., Ex Sigma LLC, HOVS LLC and HandsOn Fund 4 I, LLC, amending the Novitex Business Combination agreement (the “Consent, Waiver and Amendment”). The Company recorded related party expenses of less than $0.1 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $0.2 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively, for reimbursable legal expenses of Ex-Sigma 2. The Company recorded related party expenses of $1.7 million for the three and six months ended June 30, 2019 related to the Company’s obligation to reimburse Ex-Sigma 2 for premium payments on the Margin Loan. The Company recorded related party expenses of $2.1 million for the three and six months ended June 30, 2019 for reimbursable expenses related to secondary offerings of shares by Ex-Sigma 2, the proceeds of which were used to repay the Margin Loan. “Margin Loan” means the additional PIPE financing in the form of a $55.8 million loan obtained by Ex-Sigma 2 as borrower (and secured by shares of the Company held by Ex-Sigma 2) that was used by Ex-Sigma 2 to purchase additional common and preferred shares from the Company to help meet the minimum cash requirements needed to close the Novitex Business Combination.

Separately, the Company determined it was obligated to reimburse premium payments of $6.9 million made by Ex-Sigma 2 on the Margin Loan under the terms of the Consent, Waiver and Amendment. Pursuant to a written settlement agreement entered into in June 2020, Ex-Sigma, SourceHOV and the Company agreed that the $5.6 million of payments made during the fourth quarter of 2019 would be accepted to fully discharge the Company’s obligation to reimburse Ex-Sigma 2 for the $6.9 million of premium payments. The Company recorded the difference of $1.3 million between the obligation amount and the settlement amount as an increase to additional paid in capital in the condensed consolidated statements of stockholders’ deficit for the three months ended June 30, 2020.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was less than $0.1 million for each of the three months ended June 30, 2020 and 2019, respectively, and $0.1 million for each of the six months ended June 30, 2020 and 2019, respectively.

Relationship with Apollo Global Management, LLC

The Company provides services to and receives services from certain Apollo Global Management, Inc. (“Apollo”) affiliated companies. Funds managed by Apollo held the second largest position in our Common Stock following the Novitex Business Combination and had the right to designate two of the Company’s directors pursuant to a director nomination agreement. Apollo has announced that its affiliated funds ceased being shareholders on March 11, 2020. The Company excluded disclosure of transactions related to Apollo after March 31, 2020 as the related party relationship with Apollo ceased during the first quarter of 2020.

On November 18, 2014, one of the Company's subsidiaries entered into a master services agreement with an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, the Company provides printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. The Company recognized revenue of $0.2 million and $0.3 million under this agreement for the three months and six months ended June 30, 2019, respectively, in its consolidated statements of operations. The Company recognized revenue of less than $0.1 million for the six months ended June 30, 2020.

On January 18, 2017, one of the Company’s subsidiaries entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC (‘‘Caesars’’). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, the Company provides managed print services to Caesars, including general equipment operation, supply management, support services and technical support. The Company recognized revenue of $1.1 million and $2.2 million for the three months and six months ended June 30, 2019, respectively, in its consolidated statements of operations. The Company recognized revenue of $0.9 million for the six months ended June 30, 2020.

On May 5, 2017, one of the Company’s subsidiaries entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provides ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. The Company recognized revenue of $0.3 million and $0.6 million for the three months and six months ended June 30, 2019, from ADT LLC under this master services agreement in its consolidated statements of operations. The Company recognized revenue of $0.3 million for the six months ended June 30, 2020.

On July 20, 2017, one of the Company’s subsidiaries entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provides commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $0.9 million and $2.6 million for the three months and six months ended June 30, 2019, respectively, and cost of revenue of $0.1 million for the six months ended June 30, 2019 from Diamond Resorts Centralized Services Company under this master services agreement. The Company recognized revenue of $0.9 million and cost of revenue of less than $0.1 million for the six months ended June 30, 2020.

In April 2016, one of the Company’s subsidiaries entered into a master services agreement with Presidio Networked Solutions Group, LLC ("Presidio Group"), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo. Pursuant to this master services agreement, Presidio Group provides the Company with employees, subcontractors, and/or goods and services. For the three months and six months ended June 30, 2019 there were related party expenses of $0.2 million and $0.4 million for this service. For the six months ended June 30, 2020 there were related party expenses of $0.2 million.

In June 2002, one of the Company’s subsidiaries entered into a systems purchase and license agreement with Evertec Group LLC (“Evertec”). Evertec is controlled by investment funds affiliated with Apollo. Pursuant to the agreement, the Company provided system and ongoing maintenance services as detailed in the agreement. In August, 2016, another subsidiary of the Company entered into an equipment maintenance agreement with Evertec. Pursuant to the equipment maintenance agreement, the Company provides preventive and corrective maintenance service to selected equipment listed in the agreement. The Company recognized revenue of less than $0.1 million and $0.1 million under these agreements for the three months and six months ended June 30, 2019, respectively, in its consolidated statements of operations. The Company recognized revenue of less than $0.1 million for the six months ended June 30, 2020.

Payable and Receivable Balances with Affiliates

Payable and receivable balances with affiliates as of June 30, 2020 and December 31, 2019 are as follows below.

	June 30,		December 31,
	2020		2019
	Receivable	Payable	Receivable	Payable
HOV Services, Ltd	$672	$—	$601	$—
Rule 14	172	—	—	250
HGM	62	—	115	—
Apollo affiliated company	—	—	—	202
Oakana	—	2	—	1
Ex-Sigma 2	—	—	—	1,287
	$906	$2	$716	$1,740

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

	Three months ended June 30, 2020
	ITPS	HS	LLPS	Total
Revenue	$243,029	$49,166	$15,527	$307,722
Cost of revenue (exclusive of depreciation and amortization)	195,835	36,148	9,805	241,788
Segment profit	47,194	13,018	5,722	65,934
Selling, general and administrative expenses (exclusive of depreciation and amortization)				47,014
Depreciation and amortization				22,847
Related party expense				1,146
Interest expense, net				44,440
Sundry income, net				(899)
Other income, net				(584)
Net loss before income taxes				$(48,030)

	Three months ended June 30, 2019 (Restated)
	ITPS	HS	LLPS	Total
Revenue	$309,840	$63,440	$17,569	$390,849
Cost of revenue (exclusive of depreciation and amortization)	249,589	43,353	10,889	303,831
Segment profit	60,251	20,087	6,680	87,018
Selling, general and administrative expenses (exclusive of depreciation and amortization)				51,162
Depreciation and amortization				24,779
Related party expense				5,331
Interest expense, net				39,959
Debt modification and extinguishment costs				1,404
Sundry income, net				(1,311)
Other expense, net				2,527
Net loss before income taxes				$(36,833)

	Six months ended June 30, 2020
	ITPS	HS	LLPS	Total
Revenue	$527,140	$113,216	$32,817	$673,173
Cost of revenue (exclusive of depreciation and amortization)	430,954	81,078	22,294	534,326
Segment profit	96,186	32,138	10,523	138,847
Selling, general and administrative expenses (exclusive of depreciation and amortization)				97,387
Depreciation and amortization				46,032
Related party expense				2,698
Interest expense, net				86,028
Sundry income, net				183
Other income, net				(35,241)
Net loss before income taxes				$(58,240)

	Six months ended June 30, 2019 (Restated)
	ITPS	HS	LLPS	Total
Revenue	$635,012	$124,783	$35,411	$795,206
Cost of revenue (exclusive of depreciation and amortization)	508,861	83,694	21,877	614,432
Segment profit	126,151	41,089	13,534	180,774
Selling, general and administrative expenses (exclusive of depreciation and amortization)				100,839
Depreciation and amortization				51,403
Related party expense				6,329
Interest expense, net				79,660
Debt modification and extinguishment costs				1,404
Sundry expense, net				1,404
Other expense, net				4,020
Net loss before income taxes				$(64,285)

14. Subsequent Events

The Company performed its subsequent event procedures through August 10, 2020, the date these condensed consolidated financial statements were made available for issuance.

Sale of Physical Records Storage Business

On July 22, 2020 the Company completed the sale of its physical records storage and logistics business for a purchase price of $12.3 million.

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

Overview

Exela Technologies, Inc. (“Exela,” the “Company”, “we” or “us”) is a global business process automation leader leveraging a global footprint and proprietary technology to help turn the complex into the simple through user friendly software platforms and solutions that enable our customers’ digital transformation. We have decades of expertise earned from serving more than 4,000 customers worldwide, including many of the world’s largest enterprises and over 60% of the Fortune® 100, in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. Our technology-enabled solutions allow global organizations to address critical challenges resulting from the massive amounts of data obtained and created through their daily operations. Our solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. Through cloud-enabled platforms, built on a configurable stack of automation modules, and over 21,000 employees operating in 23 countries, Exela rapidly deploys integrated technology and operations as an end-to-end digital journey partner.

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

As of June 30, 2020, we had approximately 21,000 employees globally, with 62% located in Americas and EMEA, and the remainder located primarily in India, the Philippines and China. Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $147.7 million and $181.0 million for the three months ended June 30, 2020 and 2019, respectively. We incurred personnel costs of $330.2 million and $359.0 million for the six months ended June 30, 2020 and 2019, respectively. The majority of our personnel costs are variable and incurred only while we are providing our services.

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

Results of Operations

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019:

	Three Months Ended June 30,
		2019
	2020	(Restated)	Change	% Change
Revenue:
ITPS	$243,029	$309,840	$(66,811)	-21.56%
HS	49,166	63,440	(14,274)	-22.50%
LLPS	15,527	17,569	(2,042)	-11.62%
Total revenue	307,722	390,849	(83,127)	-21.27%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	195,835	249,589	(53,754)	-21.54%
HS	36,148	43,353	(7,205)	-16.62%
LLPS	9,805	10,889	(1,084)	-9.96%
Total cost of revenues	241,788	303,831	(62,043)	-20.42%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	47,014	51,162	(4,148)	-8.11%
Depreciation and amortization	22,847	24,779	(1,932)	-7.80%
Related party expense	1,146	5,331	(4,185)	-78.50%
Operating income (loss)	(5,073)	5,746	(10,819)	-188.29%
Interest expense, net	44,440	39,959	4,481	11.21%
Debt modification and extinguishment costs	—	1,404	(1,404)	-100.00%
Sundry income, net	(899)	(1,311)	412	-31.43%
Other expense (income), net	(584)	2,527	(3,111)	-123.11%
Net loss before income taxes	(48,030)	(36,833)	(11,197)	30.40%
Income tax expense	(661)	(4,738)	4,077	-86.05%
Net loss	$(48,691)	$(41,571)	$(7,120)	17.13%

Revenue

For the three months ended June 30, 2020, our revenue decreased by $83.1 million, or 21.3%, to $307.7 million from $390.8 million for the three months ended June 30, 2019. We experienced revenue declines on all of our segments due to lower transaction volumes as a result of COVID-19. Our ITPS, HS, and LLPS segments constituted 79.0%, 16.0%, and 5.0% of total revenue, respectively, for the three months ended June 30, 2020, compared to 79.3%, 16.2%, and 4.5%, respectively, for the three months ended June 30, 2019. The revenue changes by reporting segment were as follows:

ITPS— For the three months ended June 30, 2020, revenue attributable to our ITPS segment decreased by $66.8 million, or 21.6% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work in late 2019 from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”) in addition to lower transaction volumes as a result of COVID-19.

HS— For the three months ended June 30, 2020, revenue attributable to our HS segment decreased by $14.3 million, or 22.5% compared to the same period in the prior year primarily due to impact of COVID-19 on our healthcare customers.

LLPS— For the three months ended June 30, 2020, revenue attributable to our LLPS segment decreased by $2.0 million, or 11.6% compared to the same period in the prior year primarily due to a decline in legal claims administration services.

Cost of Revenue

For the three months ended June 30, 2020, our direct costs decreased by $62.0 million, or 20.4%, compared to the three months ended June 30, 2019. On each of our segments, the decrease was primarily attributable to the corresponding decline in revenues. Costs on ITPS segment decreased by $53.8 million, or 21.5%, HS segment decreased by $7.2 million, or 16.6%, and LLPS segment decreased by $1.1 million,or 10.0%.

Cost of revenue for the three months ended June 30, 2020 was 78.6% compared to the 77.7% for the comparable same period in the prior year. The increase in cost of revenues, as a percentage of revenues by 0.8% was primarily due to the impact of costs related to the transition revenue that we expect to see gradually removed to further improve the gross margin profile of the business over the remainder of the year.

Selling, General and Administrative Expenses

SG&A expenses decreased $4.1 million, or 8.1%, to $47.0 million for the three months ended June 30, 2020, compared to $51.2 million for the three months ended June 30, 2019. The decrease was primarily attributable to lower compensation expenses, including lower stock compensation expense that was offset by higher professional fees.

SG&A expenses increased as a percentage of revenues to 15.3% in 2020 as compared to 13.1% in 2019. The increase, as a percentage of revenues by 2.2%, was primarily due to the decline in revenues brought on by the COVID-19 pandemic and the transition revenue.

Depreciation & Amortization

Total depreciation and amortization expense was $22.8 million and $24.8 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in total depreciation and amortization expense was primarily due to a decrease in amortization expense from intangible assets resulting from business combinations completed in prior periods and a decrease in depreciation expense related to an increase in assets that are fully amortized.

Related Party Expenses

Related party expense was $1.1 million and $5.3 million for the three months ended June 30, 2020 and 2019, respectively. The lower related party expense in 2020 is attributable to the curtailment in reimbursements made to Ex-Sigma 2 LLC (our largest shareholder following the Novitex Business Combination (“Ex-Sigma 2”)) and Ex-Sigma LLC (the sole equity holder of Ex-Sigma 2 (“Ex-Sigma”)). In 2019 the Company paid approximately $4.3 million in respect of legal expenses, premium payments on the Margin Loan and other expenses related to secondary offerings that did not recur in 2020.

Interest Expense

The Company pays interest on its Notes on a semi-annual basis in the first and third quarters of each year. Interest expense was $44.4 million and $40.0 million for the three months ended June 30, 2020 and 2019, respectively. The increase in interest costs was partially attributable to the interest on A/R Facility and other interest accruals that was not incurred during the corresponding period in 2019.

Sundry Income

The decrease of $0.4 million over the prior year period was primarily attributable to foreign currency transaction gain / losses associated with exchange rate fluctuations.

Other Expense (Income)

Other expense (income), net was $(0.6) million and $2.5 million for the three months ended June 30, 2020 and 2019, respectively. Other income includes an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument are recorded directly in earnings. For the three months ended June 30, 2020, the fair value of the interest swap decreased $3.1 million.

Income Tax Expense

We had an income tax expense of $0.7 million and $4.7 million for the three months ended June 30, 2020 and 2019, respectively. The change in the income tax expense was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets. The change in the effective tax rate for the three months ended June 30, 2020, resulted from permanent tax adjustments and valuation allowances, including valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019:

	Six Months Ended June 30,
		2019
	2020	(Restated)	Change	% Change
Revenue:
ITPS	$527,140	$635,012	$(107,872)	-16.99%
HS	113,216	124,783	(11,567)	-9.27%
LLPS	32,817	35,411	(2,594)	-7.33%
Total revenue	673,173	795,206	(122,033)	-15.35%
Cost of revenue (exclusive of depreciation and amortization:
ITPS	430,954	508,861	(77,907)	-15.31%
HS	81,078	83,694	(2,616)	-3.13%
LLPS	22,294	21,877	417	1.91%
Total cost of revenues	534,326	614,432	(80,106)	-13.04%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	97,387	100,839	(3,452)	-3.42%
Depreciation and amortization	46,032	51,403	(5,371)	-10.45%
Related party expense	2,698	6,329	(3,631)	-57.37%
Operating income (loss)	(7,270)	22,203	(29,473)	-132.74%
Interest expense, net	86,028	79,660	6,368	7.99%
Debt modification and extinguishment costs	—	1,404	(1,404)	-100.00%
Sundry expense, net	183	1,404	(1,221)	-86.97%
Other expense (income), net	(35,241)	4,020	(39,261)	-976.64%
Net loss before income taxes	(58,240)	(64,285)	6,045	-9.40%
Income tax expense	(3,120)	(9,458)	6,338	-67.01%
Net loss	$(61,360)	$(73,743)	$12,383	-16.79%

Revenue

For the six months ended June 30, 2020, our revenue decreased by $122.0 million, or 15.3%, to $673.2 million from $795.2 million for the six months ended June 30, 2019. We experienced revenue declines on all of our segments due to lower transaction volumes since mid-March as a result of COVID-19. Our ITPS, HS, and LLPS segments constituted 78.3%, 16.8%, and 4.9% of total revenue, respectively, for the six months ended June 30, 2020, compared to 79.9%, 15.7%, and 4.5%, respectively, for the six months ended June 30, 2019. The revenue changes by reporting segment were as follows:

ITPS— For the six months ended June 30, 2020, revenue attributable to our ITPS segment decreased by $107.9 million, or 17.0% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work in late 2019 from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”) in addition to lower transaction volumes during the three months ended June 30, 2019 as a result of COVID-19.

HS— For the six months ended June 30, 2020, revenue attributable to our HS segment decreased by $11.6 million, or 9.3% compared to the same period in the prior year primarily due to impact of COVID-19 on our healthcare customers.

LLPS— For the six months ended June 30, 2020, revenue attributable to our LLPS segment decreased by $2.6 million, or 7.3% compared to the same period in the prior year primarily due to a decline in legal claims administration services.

Cost of Revenue

For the six months ended June 30, 2020, our direct costs decreased by $80.1 million, or 13.0%, compared to the six months ended June 30, 2019. On our ITPS and HS segments, the decrease was primarily attributable to the corresponding decline in revenues. Costs on ITPS segment decreased by $77.9  million, or 15.3%, and HS segment decreased by $2.6 million, or 3.1%. Costs on LLPS segment increased by $0.4 million, or 1.9%.

Cost of revenue for the six months ended June 30, 2020 was 79.4% compared to the 77.3% for the comparable same period in the prior year. The increase in cost of revenues, as a percentage of revenues by 2.1% was primarily due to the impact of costs related to the transition revenue that we expect to see gradually removed to further improve the gross margin profile of the business over the remainder of the year.

Selling, General and Administrative Expenses

SG&A expenses decreased $3.5 million, or 3.4%, to $97.4 million for the six months ended June 30, 2020, compared to $100.8 million for the six months ended June 30, 2019. The decrease was primarily attributable to lower compensation expenses, including lower stock compensation expense that was offset by higher professional fees.

SG&A expenses increased as a percentage of revenues to 14.5% in 2020 as compared to 12.7% in 2019. The increase, as a percentage of revenues by 1.8%, was primarily due to the decline in revenues brought on by the COVID-19 pandemic and the transition revenue.

Depreciation & Amortization

Total depreciation and amortization expense was $46.0 million and $51.4 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in total depreciation and amortization expense was primarily due to a decrease in depreciation expense related to an increase in assets that are fully amortized.

Related Party Expenses

Related party expense was $2.7 million and $6.3 million for the six months ended June 30, 2020 and 2019, respectively. The lower related party expense in 2020 is attributable to the curtailment in reimbursements made to Ex-Sigma and Ex-Sigma 2. In 2019 the Company paid approximately $4.3 million in respect of legal expenses, premium payments on the Margin Loan and other expenses related to secondary offerings that did not recur in 2020.

Interest Expense

Interest expense was $86.0 million and $79.7 million for the six months ended June 30, 2020 and 2019, respectively. The increase in interest costs was partially attributable to the interest on A/R Facility and other interest accruals that was not incurred during the corresponding period in 2019.

Sundry Expense

The decrease of $1.2 million over the prior year period was primarily attributable to foreign currency transaction gain / losses associated with exchange rate fluctuations.

Other Expense (Income)

Other expense (income), net was $(35.2) million and $4.0 million for the six months ended June 30, 2020 and 2019, respectively. The change was primarily due to higher other (income) of $35.3 million of gain recognized on the sale of SourceHOV Tax, LLC.  Other income also includes an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument are recorded directly in earnings.

Income Tax Expense

We had an income tax expense of $3.1 million and $9.5 million for the six months ended June 30, 2020 and 2019, respectively. The change in the income tax expense was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets. The change in the effective tax rate for the six months ended June 30, 2020, resulted from permanent tax adjustments and valuation allowances, including valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

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

Three Months ended June 30, 2020 compared to the Three Months ended June 30, 2019

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months months ended June 30, 2020 and 2019. 2019 reconciliation items between EBITDA and Adjusted EBITDA have been adjusted for comparability purposes in the table below. EBITDA and Adjusted EBITDA for the three months ended June 30, 2019 remains unchanged.

	Three Months Ended June 30,
		2019
	2020	(Restated)
Net Loss	$(48,691)	$(41,571)
Taxes	661	4,738
Interest Expense	44,440	39,959
Depreciation and Amortization	22,847	24,779
EBITDA	19,257	27,905
Optimization and restructuring expenses (1)	11,721	18,708
Transaction and integration costs (2)	4,799	2,030
Non-cash equity compensation (3)	921	2,661
Other charges including non-cash (4)	5,824	4,726
Loss/(Gain) on sale of assets (5)	254	207
Debt modification and extinguishment costs	—	1,404
Loss/(Gain) on derivative instruments (7)	(405)	2,708
Contract costs (8)	759	4,529
Adjusted EBITDA	$43,130	$64,878

1.	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options that vested during the year at Ex-Sigma in the case of the SourceHOV 2013 Long Term Incentive Plan assumed by it in connection with the Novitex Business Combination and the Company under the 2018 Stock Incentive Plan.
4.	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
5.	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents a loss/(gain) recognized on the disposal of noncore-business assets.
7.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
8.	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Six Months ended June 30, 2020 compared to the Six Months ended June 30, 2019

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the six months months ended June 30, 2020 and 2019. 2019 reconciliation items between EBITDA and Adjusted EBITDA have been adjusted for comparability purposes in the table below. EBITDA and Adjusted EBITDA for the six months ended June 30, 2019 remains unchanged.

	Six Months Ended June 30,
		2019
	2020	(Restated)
Net Loss	$(61,360)	$(73,743)
Taxes	3,120	9,458
Interest expense	86,028	79,660
Depreciation and amortization	46,032	51,403
EBITDA	73,820	66,778
Optimization and restructuring expenses (1)	24,861	42,369
Transaction and integration costs (2)	9,174	3,038
Non-cash equity compensation (3)	1,782	5,460
Other charges including non-cash (4)	9,735	7,781
Loss/(Gain) on sale of assets (5)	411	426
Loss/(Gain) on business disposals (6)	(35,316)	—
Debt modification and extinguishment costs	—	1,404
Loss/(Gain) on derivative instruments (7)	440	4,385
Contract costs (8)	2,611	9,592
Adjusted EBITDA	$87,518	$141,233

1.	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options that vested during the year at Ex-Sigma in the case of the SourceHOV 2013 Long Term Incentive Plan assumed by it in connection with the Novitex Business Combination and the Company under the 2018 Stock Incentive Plan.
4.	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
5.	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents a loss/(gain) recognized on the disposal of noncore-business assets.
7.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
8.	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

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

At June 30, 2020, cash and cash equivalents totaled $91.9 million and we had availability of less than $0.1 million under our senior secured revolving credit facility.

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

On March 26, 2020, the Delaware Court of Chancery entered a judgment against one of our subsidiaries in the amount of $57.7 million inclusive of costs and interest arising out of the petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (pursuant to which former stockholders of SourceHOV sought, among other things, a determination of the fair value of their 10,304 SourceHOV shares at the time of the Novitex Business Combination) (the “Appraisal Action”), which judgment will continue to accrue interest, until paid, at the legal rate, compounded quarterly. On May 7, 2020, we filed a motion for new trial in relation to share count. On May 7, 2020, SourceHOV filed a motion for new trial in relation to share count. On June 11, 2020 the Court denied SourceHOV’s motion for new trial. SourceHOV appealed the judgment to the Supreme Court of the State of Delaware on June 30, 2020. However, at present the judgment has not been stayed, and the petitioners in the Appraisal Action have filed cases seeking to enforce their award against SourceHOV, including an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates. If we are forced to pay the judgment (or bond the judgment pending an appeal, which will likely require cash collateral), such action could have a material adverse effect on our liquidity and/or cause our lenders to take action adverse to us.

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

On May 18, 2020, the Company amended the Prior Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Pursuant to the amendment, the Company also amended the Prior Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum Liquidity (as defined in the Credit Agreement) of $35.0 million. On May 21, 2020, the Company also amended the A/R Facility to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Upon delivery of such financial statements, the Company became in compliance with the Credit Agreement, the indenture for its outstanding Notes and the A/R Facility with respect to the financial statement delivery requirements set forth therein. See those certain Current Reports on Form 8-K, filed by the Company on May 21, 2020 and May 22, 2020 for additional information on the amendments described above.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
		2019
	2020	(Restated)	Change	% Change
Cash flows used in operating activities	$(23,116)	$(14,838)	$(8,278)	55.79%
Cash flows (used in) provided by investing activities	26,740	(18,059)	44,799	-248.07%
Cash flows provided by financing activities	74,203	12,358	61,845	500.45%
Subtotal	77,827	(20,539)	98,366	-478.92%
Effect of exchange rates on cash	1	111	(110)	-99.10%
Net increase/(decrease) in cash	77,828	(20,428)	98,256	-480.99%

Analysis of Cash Flow Changes between the Six Months Ended June 30, 2020 and June 30, 2019

Operating Activities—The decrease of $8.3 million in cash flows from operating activities for the six months ended June 30, 2020 was primarily due to lower Gross profits in the corresponding period. “Gross profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization). This decrease in cash flow was offset by higher cash flows from accounts receivables and lower cash paid for settling accounts payable and accrued liabilities and related party payables.

Investing Activities—The increase of $44.8 million in cash used in investing activities for the six months ended June 30, 2020 was primarily due to $38.2 million cash proceeds received from the sale of SourceHOV Tax, LLC, lower additions to Property, plant and equipment and development of internal software offset by partial settlement of the liabilities related to the healthcare acquisition announced early in the first quarter of 2019.

Financing Activities—The increase of $61.8 million in cash provided by financing activities for the six months ended June 30, 2020 was primarily due to the A/R Facility executed in January 2020.

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

The Repricing Term Loans bear interest at a rate per annum of, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans.  The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the existing senior secured term loans that were incurred on July 12, 2017 pursuant to the Credit Agreement. The Repricing Term Loans will mature on July 12, 2023, the same maturity date as the existing senior secured term loans. As of June 30, 2020, the interest rate applicable for the first lien senior secured term loan was 8.4%.

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

The Incremental Term Loans bear interest at a rate per annum that is the same as the Repricing Term Loans. The Incremental Term Loans will mature on July 12, 2023, the same maturity date as the Repricing Term Loans. The Company may voluntarily repay the Repricing Term Loans and the Incremental Term Loans (collectively, the “ Term Loans”) at any time, without prepayment premium or penalty, subject to customary “ breakage” costs with respect to LIBOR rate loans. Other than as described above, the terms, conditions and covenants applicable to the Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the Repricing Term Loans under the Credit Agreement.

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

Letters of Credit

As of June 30, 2020 and December 31, 2019, we had outstanding irrevocable letters of credit totaling approximately $19.4 million and $20.6 million, respectively, under the senior secured revolving facility.

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

Accounts Receivables Securitization Facility

On January 10, 2020, certain subsidiaries of the Company entered into a $160.0 million A/R Facility with a five year term. In the A/R Facility, (i) Exela Receivables 1, LLC (the “A/R Borrower”), a wholly-owned indirect subsidiary of the Company, entered into a Loan and Security Agreement (the “A/R Loan Agreement”), dated as of January 10, 2020, with TPG Specialty Lending, Inc., as administrative agent (the “A/R Administrative Agent”), PNC Bank National Association, as LC Bank (the “LC Bank”), the lenders (each, an “A/R Lender” and collectively the “A/R Lenders”) and the Company, as initial servicer, pursuant to which the A/R Lenders will make loans (the “Loan”) to the A/R Borrower to be used to purchase certain receivables and related assets from its sole member, Exela Receivables Holdco, LLC (the “Parent SPE”), a wholly-owned indirect subsidiary of the Company, (ii) sixteen other indirect, wholly-owned U.S. subsidiaries of the Company (collectively, the “Originators”) sold or contributed and will sell or contribute to the Parent SPE certain receivables and related assets in consideration for a combination of cash, equity in the Parent SPE and/or letters of credit issued by the LC Bank to the Originators; and (iii) the Parent SPE has sold or contributed and will sell or contribute to the Borrower certain receivables and related assets in consideration for a combination of cash, equity in the A/R Borrower and/or letters of credit issued by the LC Bank to the beneficiaries elected by Parent SPE.

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

Pursuant to the A/R Loan Agreement, each of Company, the A/R Borrower, the Parent SPE and the Originators (the “Exela Parties”) is prohibited from amending or modifying any Existing Secured Debt Documents (as defined in the A/R Loan Agreement) if such amendment or modification could: (i) by its terms cause any Exela Party to be unable to perform its obligations under Transaction Documents (as defined in the A/R Loan Agreement), (ii) cause any inaccuracy or breach of any representation, warranty, or covenant of any Exela Party, (iii) could subject any existing or subsequently arising Collateral to an Adverse Claim (each as defined in the A/R Loan Agreement), or (iv) adversely affect any rights or remedies of the Lenders, the LC Bank and the A/R Administrative Agent under the A/R Facility. The A/R Borrower and Parent SPE were formed in December 2019, and are consolidated into the Company’s financial statements even though they had no material assets or operations during the year end December 31, 2019. The A/R Borrower and Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Since January 10, 2020, the parties have amended and waived the A/R Facility several times to address contractually, the occurrence of certain events, including among other things, the delay in delivery of annual financial statements for the fiscal year ended 2019, financial statements for the quarter ended March 31, 2020, and the Initial Servicer’s Liquidity (as defined in the A/R Facility) falling below $60.0 million. In connection with these amendments a forbearance fee of $4.8 million was due and added to the outstanding principal balance of the loans.

Each loan under the A/R Facility originally bore interest on the unpaid principal amount as follows: (1) if a Base Rate Loan, at 3.75% plus a rate equal to the greater of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, (c) the Adjusted LIBOR Rate (which rate shall be calculated based upon an Interest Period of one month and determined on a daily basis) plus 1.00%, and (d) 4.50% per annum and (2) if a LIBOR Rate Loan, 4.75% plus a floating LIBOR Rate with a 1.00% LIBOR floor. In connection with the above described amendments to the A/R Facility, the applicable margin of the Base Rate Loans was increased to 5.75% and the LIBOR Rate Loans was increased to 6.75%. As of June 30, 2020, there were $86.0 million borrowings under the A/R Facility.

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

Off Balance Sheet Arrangements

At June 30, 2020, we had no material off balance sheet arrangements, except letters of credit described above under Liquidity and Capital Resources. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

The Company was not the primary beneficiary because the Company did not have the power to direct the activities that most significantly impacted the economic performance of Ex-Sigma. Accordingly, the Company did not consolidate the financial statements of Ex-Sigma and did not have any assets or liabilities related to Ex-Sigma and the Company did not have an investment in Ex-Sigma. The Company reaffirmed its assessment as of June 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At June 30, 2020, we had $1,529.9 million of debt outstanding, with a weighted average interest rate of 9.6%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $15.3 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018.

The interest rate swap, which is used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other expense (income), net. Other expense (income), net includes a loss of $0.4 million and $4.4 million related to changes in the fair value of the interest rate swap for the six months ended June 30, 2020 and 2019, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Appraisal Action

On September 21, 2017, former stockholders of SourceHOV, who owned 10,304 shares of SourceHOV common stock, filed an Appraisal Action. The Appraisal Action arose out of a preliminary transaction in connection with the Novitex Business Combination, and the petitioners sought, among other things, a determination of the fair value of their shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. During the trial the parties and their experts offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination. SourceHOV argued the value was no more than $1,633.85 per share and the petitioners argued the value was at least $5,079.28 per share. On January 30, 2020, the Court issued its post-trial Memorandum Opinion in the Appraisal Action, in which it found that the fair value of SourceHOV as of the date of the Novitex Business Combination was $4,591 per share, and on March 26, 2020, the Court issued its final order awarding the petitioners $57,698,426 inclusive of costs and interest. Per the Court’s opinion, the legal rate of interest, compounded quarterly, accrues on the per share value from the July 2017 closing date of the Novitex Business Combination until the date of payment to petitioners.

On May 7, 2020, SourceHOV filed a motion for new trial in relation to share count. On June 11, 2020 the Court denied SourceHOV’s motion for new trial. SourceHOV filed a notice of appeal in relation to the Appraisal Action with the Supreme Court of the State of Delaware on June 30, 2020. The appeal brief is due on August 26, 2020. At this time, we cannot determine whether the appeal will be successful. At present, SourceHOV has not posted a bond to stay the judgment in the Appraisal Action, and to date, the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

The petitioners have filed additional actions to recognize the judgment against SourceHOV and an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV. Although the Company believes that it has valid defenses to these ancillary proceedings, the ancillary proceedings are in the preliminary stages and there can be no assurance that the Company will be successful.

As a result of the Appraisal Action, 4,570,734 shares of our Common Stock issued to Ex-Sigma 2 were returned to the Company during the first quarter of 2020. As of June 30, 2020, the Company accrued a liability of $58.5 million for the Appraisal Action based on management’s best estimate of SourceHOV’s total payment obligation including accrued interest. As a result of the appeal of the Appraisal Action and the status of the ancillary proceedings, the Company believes that this matter may not be fully resolved in the next four fiscal quarters. The Company is not required to make a payment towards settlement or post a letter of credit while the Appraisal Action is under appeal.

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

Derivative Action

On July 8, 2020 Plaintiff, Gregory McKenny filed a shareholder derivative action asserting the following claims against current and former directors and officers of Exela: (1) Violations of Section 14(a) of the Exchange Act; (2) Violations of Section 10(b) and Rule 10b-5 of the Exchange Act; (3) Violations of Section 20(a) of the Exchange Act; (4) breach of fiduciary duty; (5) unjust enrichment; and (6) waste of corporate assets. The claims stem from substantially the same factual allegations set forth in the Shen securities class action lawsuit, described above. At this time, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to this matter; however, the Company believes it has meritorious defenses and will vigorously assert them.

Other

We are, from time to time, involved in other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although our management cannot predict the outcomes of these matters, our management believes these actions will not have a material, adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report and as supplemented in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in these Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Company expects to receive a delisting determination letter from the Nasdaq Stock Market Listing Qualifications Department due to the Company’s failure to regain compliance with the Nasdaq Capital Market's minimum $1.00 per share bid price requirement for the continued listing of its Common Stock on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2) within the time provided by Nasdaq to regain compliance under its rules. As previously announced, pursuant to Nasdaq Listing Rules, as tolled for the current COVID-19 pandemic, the Company had until August 10, 2020 to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s Common Stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days. The Company intends to appeal the determination by requesting a hearing before a Hearings Panel within seven days of receipt of the letter. A hearing request will stay the delisting until the hearing process concludes and the Hearing Panel has issued a written decision. The Company is considering a number of alternatives to regain compliance with the continued listing requirement, however, there can be no assurance that the Hearing Panel will grant the Company's request for continued listing.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Restated Certificate of Incorporation, dated July 12, 2017. (1)
3.2	Second Amended and Restated Bylaws, dated November 6, 2019. (2)
4.1	Specimen Common Stock Certificate. (3)
4.2	Specimen Warrant Certificate. (3)
4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (3)
4.4

Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee. (1)

4.5

First Supplemental Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee. (1)

4.6

Second Supplemental Indenture, dated May 20, 2020, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, Merco Holdings, LLC as Subsidiary Guarantor and Wilmington Trust, National Association, as Trustee.

10.1	Second Amendment to Loan and Security Agreement, dated as of March 30, 2020, by and among Exela Receivables 1, LLC, Exela Technologies, Inc., the Lenders, and TPG Specialty Lending, Inc.
10.2	Third Amendment to Loan and Security Agreement, dated as of April 9, 2020, by and among Exela Receivables 1, LLC, Exela Technologies, Inc., the Lenders, and TPG Specialty Lending, Inc.
10.3	Fourth Amendment to Loan and Security Agreement, dated as of April 13, 2020, by and among Exela Receivables 1, LLC, Exela Technologies, Inc., the Lenders, and TPG Specialty Lending, Inc.
10.4	Fifth Amendment to Loan and Security Agreement, dated as of April 27, 2020, by and among Exela Receivables 1, LLC, Exela Technologies, Inc., the Lenders, and TPG Specialty Lending, Inc.
10.5

Forbearance Agreement, dated as of May 11, 2020, by and among Exela Receivables 1, LLC, Exela Technologies, Inc., Exela Receivables Holdco, LLC, the Originators, PNC Bank, National Association, and TPG Specialty Lending, Inc. (4)

10.6	Transition Agreement, dated as of May 15, 2020, by and between Exela Technologies, Inc. and James G. Reynolds.
10.7

Amended and Restated Forbearance Agreement, dated as of May 18, 2020, by and among Exela Receivables 1, LLC, Exela Technologies, Inc., Exela Receivables Holdco, LLC, the Originators, PNC Bank, National Association, and TPG Specialty Lending, Inc. (5)

10.8	Sixth Amendment to Loan and Security Agreement, dated as of May 21, 2020, by and among Exela Receivables 1, LLC, Exela Technologies, Inc., the Lenders, and TPG Specialty Lending, Inc.
10.9	Limited Waiver to Loan and Security Agreement, dated as of May 21, 2020, by and among Exela Receivables 1, LLC, Exela Technologies, Inc., Exela Receivables Holdco, LLC, and TPG Specialty Lending, Inc.
10.10

Third Amendment to First Lien Credit Agreement and First Amendment to Collateral Agency and Security Agreeement (First Lien), dated as of May 15, 2020, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, each Subsidiary Loan Party party thereto, the Lenders party thereto and Wilmington Savings Fund Society, FSB (5)

31.1

Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2

Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on July 18, 2017.
(2)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on November 12, 2019.
(3)	Incorporated by reference to the Registrants’ Registration Statement on Form S 1 (SEC File No. 333 198988).
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on May 15, 2020.
(5)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on May 21, 2020.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of August, 2020.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Shrikant Sortur
Shrikant Sortur
Chief Financial Officer (Principal Financial and Accounting Officer)