Form 10-Q
period 2020-09-30
Exela Technologies, Inc.
filed 2020-11-09
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020 the registrant had 147,511,430 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended September 30, 2020

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2020 and December 31, 2019

(in thousands of United States dollars except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$37,176	$6,198
Restricted cash	6,032	7,901
Accounts receivable, net of allowance for doubtful accounts of $5,444 and $4,975, respectively	214,949	261,400
Related party receivables	786	716
Inventories, net	17,428	19,047
Prepaid expenses and other current assets	33,359	23,663
Total current assets	309,730	318,925
Property, plant and equipment, net of accumulated depreciation of $181,310 and $176,995, respectively	91,846	113,637
Operating lease right-of-use assets, net	67,522	93,627
Goodwill	359,270	359,771
Intangible assets, net	304,958	342,443
Deferred income tax assets	12,192	12,032
Other noncurrent assets	24,907	17,889
Total assets	$1,170,425	$1,258,324

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$61,788	$86,167
Related party payables	162	1,740
Income tax payable	1,695	352
Accrued liabilities	109,336	121,553
Accrued compensation and benefits	53,904	48,574
Accrued interest	23,274	48,769
Customer deposits	15,605	27,765
Deferred revenue	18,071	16,282
Obligation for claim payment	36,284	39,156
Current portion of finance lease liabilities	12,599	13,788
Current portion of operating lease liabilities	20,049	25,345
Current portion of long-term debts	38,042	36,490
Total current liabilities	390,809	465,981
Long-term debt, net of current maturities	1,491,969	1,398,385
Finance lease liabilities, net of current portion	13,448	20,272
Pension liabilities	24,885	25,681
Deferred income tax liabilities	7,682	7,996
Long-term income tax liabilities	2,808	2,806
Operating lease liabilities, net of current portion	50,085	73,282
Other long-term liabilities	16,202	6,962
Total liabilities	1,997,888	2,001,365
Commitments and Contingencies (Note 8)

Stockholders' equity (deficit)
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 154,866,550 shares issued and 147,511,430 shares outstanding at September 30, 2020 and 153,638,836 shares issued and 150,851,689 shares outstanding at December 31, 2019	15	15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 3,290,050 shares issued and outstanding at September 30, 2020 and 4,294,233 shares issued and outstanding at December 31, 2019	1	1
Additional paid in capital	446,739	445,452
Less: Common Stock held in treasury, at cost; 7,355,120 shares at September 30, 2020 and 2,787,147 shares at December 31, 2019	(10,949)	(10,949)
Equity-based compensation	51,816	49,336
Accumulated deficit	(1,301,187)	(1,211,508)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(6,044)	(7,329)
Unrealized pension actuarial losses, net of tax	(7,854)	(8,059)
Total accumulated other comprehensive loss	(13,898)	(15,388)
Total stockholders’ deficit	(827,463)	(743,041)
Total liabilities and stockholders’ deficit	$1,170,425	$1,258,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
		2019		2019
	2020	(Restated)	2020	(Restated)
Revenue	$305,280	$373,545	$978,453	$1,168,751
Cost of revenue (exclusive of depreciation and amortization)	234,222	295,445	768,548	909,877
Selling, general and administrative expenses (exclusive of depreciation and amortization)	42,837	48,347	140,224	149,186
Depreciation and amortization	22,095	25,079	68,127	76,482
Impairment of goodwill and other intangible assets	—	97,158	—	97,158
Related party expense	1,360	1,430	4,058	7,759
Operating income (loss)	4,766	(93,914)	(2,504)	(71,711)
Other expense (income), net:
Interest expense, net	43,612	40,573	129,639	120,235
Debt modification and extinguishment costs	—	—	—	1,404
Sundry expense (income), net	(434)	165	(251)	1,569
Other expense (income), net	(10,414)	406	(45,655)	4,424
Net loss before income taxes	(27,998)	(135,058)	(86,237)	(199,343)
Income tax benefit (expense)	(320)	3,769	(3,440)	(5,689)
Net loss	$(28,318)	$(131,289)	$(89,677)	$(205,032)
Cumulative dividends for Series A Preferred Stock	(976)	(884)	(394)	(2,712)
Net loss attributable to common stockholders	$(29,294)	$(132,173)	$(90,071)	$(207,744)
Loss per share:
Basic and diluted	$(0.20)	$(0.91)	$(0.61)	$(1.43)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended September 30, 2020 and 2019

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
		2019		2019
	2020	(Restated)	2020	(Restated)
Net loss	$(28,318)	$(131,289)	$(89,677)	$(205,032)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	343	(2,325)	1,285	(1,221)
Unrealized pension actuarial gains (losses), net of tax	(332)	291	205	323
Total other comprehensive loss, net of tax	$(28,307)	$(133,323)	$(88,187)	$(205,930)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the Three and Nine Months Ended September 30, 2020 and 2019

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2019, as restated	150,142,955	$15	4,569,233	$1	2,549,185	$(10,342)	$445,452	$41,731	$(6,423)	$(9,301)	$(702,391)	$(241,258)
Net loss January 1, 2019 to March 31, 2019, as restated	—	—	—	—	—	—	—	—	—	—	(32,172)	(32,172)
Equity-based compensation	—	—	—	—	—	—	—	2,798	—	—	—	2,798
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,392	—	—	3,392
Net realized pension actuarial loss, net of tax	—	—	—	—	—	—	—	—	—	(224)	—	(224)
Balances at March 31, 2019, as restated	150,142,955	$15	4,569,233	1	2,549,185	$(10,342)	$445,452	$44,529	$(3,031)	$(9,525)	$(734,563)	$(267,464)
Net loss April 1, 2019 to June 30, 2019, as restated	—	—	—	—	—	—	—	—	—	—	(41,571)	(41,571)
Equity-based compensation	—	—	—	—	—	—	—	2,661	—	—	—	2,661
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,288)	—	—	(2,288)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	256	—	256
RSUs Vested	102,092	—	—	—	—	—	—	—	—	—	—	—
Shares repurchased	(237,962)	—	—	—	237,962	(607)	—	—	—	—	—	(607)
Balances at June 30, 2019, as restated	150,007,085	$15	4,569,233	1	2,787,147	$(10,949)	$445,452	$47,190	$(5,319)	$(9,269)	$(776,134)	$(309,013)
Net loss July 1, 2019 to September 30, 2019, as restated	—	—	—	—	—	—	—	—	—	—	(131,289)	(131,289)
Equity-based compensation	—	—	—	—	—	—	—	1,444	—	—	—	1,444
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,325)	—	—	(2,325)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	291	—	291
RSUs vested	508,390	—	—	—	—	—	—	—	—	—	—	—
Withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	(223)	—	—	—	(223)
Preferred shares converted to common	183,389	—	(150,000)	—	—	—	—	—	—	—	—	—
Balances at September 30, 2019, as restated	150,698,864	$15	4,419,233	1	2,787,147	$(10,949)	$445,452	$48,411	$(7,644)	$(8,978)	$(907,423)	$(441,115)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2020	150,851,689	$15	4,294,233	$1	2,787,147	$(10,949)	$445,452	$49,336	$(7,329)	$(8,059)	$(1,211,508)	$(743,041)
Net loss January 1, 2020 to March 31, 2020	—	—	—	—	—	—	—	—	—	—	(12,670)	(12,670)
Equity-based compensation	—	—	—	—	—	—	—	861	—	—	—	861
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	920	—	—	920
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	504	—	504
Shares returned in connection with the Appraisal Action following repayment of Margin Loan	(4,570,734)	—	—	—	4,570,734	—	—	—	—	—	—	—
Preferred shares converted to common shares	1,227,714	—	(1,004,183)	—	—	—	—	—	—	—	—	—
Balances at March 31, 2020	147,508,669	$15	3,290,050	$1	7,357,881	$(10,949)	$445,452	$50,197	$(6,409)	$(7,555)	$(1,224,178)	$(753,426)
Net loss April 1, 2020 to June 30, 2020	—	—	—	—	—	—	—	—	—	—	(48,691)	(48,691)
Equity-based compensation	—	—	—	—	—	—	—	921	—	—	—	921
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	22	—	—	22
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	33	—	33
Settlement gain on related party payable to Ex-Sigma 2	—	—	—	—	—	—	1,287	—	—	—	—	1,287
Adjustment to number of shares withheld in lieu of tax obligation of RSU holders in the year 2018	2,761	—	—	—	(2,761)	—	—	—	—	—	—	—
Balances at June 30, 2020	147,511,430	$15	3,290,050	$1	7,355,120	$(10,949)	$446,739	$51,118	$(6,387)	$(7,522)	$(1,272,869)	$(799,854)
Net loss July 1, 2020 to September 30, 2020	—	—	—	—	—	—	—	—	—	—	(28,318)	(28,318)
Equity-based compensation	—	—	—	—	—	—	—	698	—	—	—	698
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	343	—	—	343
Net realized pension actuarial loss, net of tax	—	—	—	—	—	—	—	—	—	(332)	—	(332)
Balances at September 30, 2020	147,511,430	$15	3,290,050	$1	7,355,120	$(10,949)	$446,739	$51,816	$(6,044)	$(7,854)	$(1,301,187)	$(827,463)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30,
		2019
	2020	(Restated)
Cash flows from operating activities
Net loss	$(89,677)	$(205,032)
Adjustments to reconcile net loss
Depreciation and amortization	68,127	76,482
Original issue discount and debt issuance cost amortization	10,979	8,730
Impairment of goodwill and other intangible assets	—	97,158
Debt modification and extinguishment costs	—	1,049
Provision for doubtful accounts	415	4,402
Deferred income tax provision	(417)	1,632
Share-based compensation expense	2,480	6,903
Foreign currency remeasurement	(499)	(173)
Loss (gain) on sale of assets	(44,868)	123
Fair value adjustment for interest rate swap	23	4,965
Change in operating assets and liabilities, net effect from acquisitions:
Accounts receivable	44,197	3,501
Prepaid expenses and other assets	(8,012)	2,377
Accounts payable and accrued liabilities	(48,257)	(41,146)
Related party balances	(362)	(5,198)
Additions to outsource contract costs	(289)	(3,130)
Net cash used in operating activities	(66,160)	(47,357)

Cash flows from investing activities
Purchases of property, plant, and equipment	(6,893)	(10,797)
Additions to internally developed software	(2,988)	(5,074)
Cash paid in acquisition, net of cash received	(12,500)	(5,000)
Proceeds from sale of assets	50,126	360
Net cash provided by (used in) investing activities	27,745	(20,511)

Cash flows from financing activities
Repurchases of Common Stock	—	(3,480)
Borrowings from other loans	28,626	21,530
Borrowings under factoring arrangement and A/R Facility	166,786	48,748
Principal repayment on borrowings under factoring arrangement and A/R Facility	(84,121)	(49,243)
Cash paid for withholding taxes on vested RSUs	—	(223)
Proceeds from senior secured term loans	—	29,850
Lease terminations	(331)	(314)
Cash paid for debt issuance costs	(12,708)	(7)
Borrowings from senior secured revolving facility	29,750	130,500
Repayments on senior secured revolving facility	(14,200)	(91,500)
Principal payments on finance lease obligations	(9,614)	(13,598)
Principal repayments on senior secured term loans and other loans	(37,283)	(32,996)
Net cash provided by financing activities	66,905	39,267
Effect of exchange rates on cash	619	(29)
Net increase (decrease) in cash and cash equivalents	29,109	(28,630)
Cash, restricted cash, and cash equivalents
Beginning of period	14,099	43,854
End of period	$43,208	$15,224

Supplemental cash flow data:
Income tax payments, net of refunds received	$2,767	$6,981
Interest paid	140,751	131,744
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	2,472	9,352
Settlement gain on related party payable to Ex-Sigma 2	1,287	—
Accrued capital expenditures	1,699	2,388

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

Substantial Doubt Raised

In performing the first step of the evaluation, we concluded that the following conditions raised substantial doubt about our ability to continue as a going concern:

●	history of net losses of $28.3 million and $89.7 million for the three and nine months ended September 30, 2020, respectively, and $509.1 million and $169.8 million for the years ended December 31, 2019 and December 31, 2018, respectively. This is after considering a gain of $35.3 million on the sale of SourceHOV Tax, LLC and a gain of $9.8 million on the sale of its physical record storage and logistics business each recognized during the nine months ended September 30, 2020, and including goodwill and other intangible asset impairment of $349.6 million, for the year ended December 31, 2019 and $48.1 million for the year ended December 31, 2018;
●	net operating cash outflow of $66.2 million for the nine months ended September 30, 2020, $63.9 million in 2019 and inflow of $23.6 million in 2018;
●	working capital deficits of $81.1 million as of September 30, 2020, $147.1 million as of December 31, 2019 and $123.5 million as of December 31, 2018;
●	significant cash payments for interest on our long-term debt of $144.5 million in 2019 and a similar amount expected in 2020;
●	a liability incurred of $59.6 million for the Appraisal Action (as described further in Note 8);
●	a requirement that the Company maintain a minimum of $40.0 million and $35.0 million in liquidity, at all times, to not be in default of the A/R Facility (as defined below) and the First Lien Credit Agreement, dated as of July 12, 2017, as amended and restated as of July 13, 2018 and as further amended and restated as of April 16, 2019 (the “Prior Credit Agreement” and as further amended and restated as of May 18, 2020, the “Credit Agreement”), respectively; and
●	an accumulated deficit of $1,301.2 million.

Furthermore, under the terms of each of the Prior Credit Agreement, and the Indenture and First Supplemental Indenture (collectively, the “Indenture”), dated July 12, 2017, the Company was required to deliver to its lenders and bondholders the December 31, 2019 audited financial statements by April 14, 2020, which the Company failed to do. Such failure was an event of default under the Prior Credit Agreement if not cured within 30 days of receiving a notice of default. The Company received such notice on April 15, 2020. Additionally, under the terms of the A/R Facility (as described in Note 5), the Company was required to furnish to each lender the December 31, 2019 audited financial statements by May 11, 2020, which the Company failed to do. During the second quarter of 2020, both the Prior Credit Agreement and the A/R Facility were amended. Refer to Consideration of Management’s Plans section below.

Consideration of Management’s Plans

In performing the second step of this assessment, we are required to evaluate whether it is probable that our plans will be effectively implemented within one year after the financial statements are issued and whether it is probable those plans will alleviate the substantial doubt about our ability to continue as a going concern.

As of November 6, 2020, the Company had $77.0 million of liquidity, comprised of available cash of $47.7 million and availability under borrowing facilities of $30.5 million, net of accounts payable greater than 90 days of $1.2 million, as required by the A/R Loan Agreement.

The Company has undertaken the following plans to improve our available cash balances, liquidity and cash generated flows from operations, over the twelve month period from the date the financial statements are issued, as follows:

●	On January 10, 2020, certain subsidiaries of the Company entered into a $160.0 million A/R Facility with a five-year term (as amended, the “A/R Facility”). The Company used the proceeds of the initial borrowings to repay outstanding revolving borrowings under the Company’s senior credit facility and to provide additional liquidity and funding for the ongoing business needs of the Company and its subsidiaries. As of November 6, 2020, the Company has the remaining availability of $4.0 million under the A/R Facility. Additionally, the A/R Facility agreement includes a requirement that the Company maintain a minimum of $40.0 million in liquidity, at all times, to not be considered in default.

●	On March 16, 2020, the Company and its indirect wholly owned subsidiaries, Merco Holdings, LLC and SourceHOV Tax, LLC entered into a Membership Interest Purchase Agreement with Gainline Source Intermediate Holdings LLC at which time Gainline Source Intermediate Holdings LLC acquired all of the outstanding membership interests of SourceHov Tax for $40.0 million, subject to adjustment as set forth in the purchase agreement of approximately $2.0 million which can be used to acquire, maintain, develop, construct, improve, upgrade or repair assets useful in our business or to make certain investments and acquisitions as permitted by the Credit Agreement.

●	On March 23, 2020, in response to the potential impact of the COVID-19 pandemic, the Company implemented a temporary freeze on increases to base salaries and wages unless contractually mandated. Additionally, in connection with the incentive program administered by the Company for hourly, non-exempt employees, a new maximum was put in place to limit the amount of incentives that could be earned in any given two (2) week pay period.

●	On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The refundable payroll tax credits and deferment of employer side social security payments provisions of the CARES Act will benefit Company’s liquidity by approximately $29.0 million.

●	On May 18, 2020, the Company amended the Prior Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum liquidity of $35.0 million. On May 21, 2020, the Company also amended the A/R Facility to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. The Company has satisfied its delivery requirements with respect to its audited financial statements for the year ended December 31, 2019 on June 9, 2020 and its quarterly financial statement for the quarter ended March 31, 2020 on June 29, 2020.

●	On July 22, 2020 the Company completed the sale of its physical records storage and logistics business for a purchase price of $12.3 million which can be used to acquire, maintain, develop, construct, improve, upgrade or repair assets useful in our business or to make certain investments and acquisitions as permitted by the Credit Agreement.

Substantial Doubt Alleviated

The Company has had a history of negative trends in its financial condition and operating results as well as recent noncompliance with covenants with certain of its lenders. However, despite these conditions, the Company believes management’s plans, as described fully above, will provide sufficient liquidity to meet its financial obligations and further, maintain levels of liquidity as specifically required under the Credit Agreement and the A/R Facility. Therefore, management concluded these plans alleviate the substantial doubt that was raised about our ability to continue as a going concern for at least twelve months from the date that the financial statements were issued.

Future Plans and Other Considerations

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

Additionally, as discussed in Note 8, the petitioners in the Appraisal Action have filed additional actions to recognize the judgment against SourceHOV, which is a subsidiary without assets to satisfy the judgement. The Company does not expect these actions to be resolved and a settlement of liability recorded for the Appraisal Action to be made within twelve months from the date the financial statements were issued.

Our plans are subject to inherent risks and uncertainties, which become significantly magnified when the effects of the current pandemic and related financial uncertainty are included in the assessment. Accordingly, there can be no assurance that our future plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

Net Loss per Share

Earnings per share (“EPS”) is computed by dividing net loss available to holders of the Company’s common stock, par value $0.0001 per share (“Common Stock”) by the weighted average number of shares of Common Stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, using the more dilutive of the two-class method and if-converted method in periods of earnings. The two class method is an earnings allocation method that determines earnings per share (when there are earnings) for common stock and participating securities. The if-converted method assumes all convertible securities are converted into common stock. Diluted EPS excludes all dilutive potential shares of common stock if their effect is anti-dilutive.

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) was calculated using the if-converted method. As of September 30, 2020, the outstanding shares of the Company’s Series A Preferred Stock, if converted would have resulted in an additional 4,022,415 shares of Common Stock outstanding, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The Company was originally incorporated as a special purpose acquisition company under the name Quinpario Acquisition Corp 2 (“Quinpario”), which changed its name to Exela Technologies, Inc. in July 2017. The Company has not included the effect of 35,000,000 warrants sold in the Quinpario Initial Public Offering (“IPO”) or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units and options of 5,175,747 and 5,403,055 as of September 30, 2020 and 2019, respectively, in the calculation of diluted loss per share for the three and nine months ended September 30, 2020 and 2019, because their effects were anti-dilutive (i.e. reduces the net loss per share).

	Three Months Ended September 30,		Nine Months Ended September 30,
		2019		2019
	2020	(Restated)	2020	(Restated)
Net loss attributable to common stockholders (A)	$(29,294)	$(132,173)	$(90,071)	$(207,744)
Weighted average common shares outstanding - basic and diluted (B)	147,511,430	145,636,749	147,405,476	145,569,843
Loss Per Share:
Basic and diluted (A/B)	$(0.20)	$(0.91)	$(0.61)	$(1.43)

The weighted average common shares outstanding - basic and diluted, in the table above, exclude in each case the 4,570,734 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action (as defined and described further in Note 8 below) which became treasury stock, but which were included in the number of shares of Common Stock outstanding as of September 30, 2019.

Sale of Non-Core Assets

On March 16, 2020, the Company and its indirect wholly owned subsidiaries, Merco Holdings, LLC and SourceHOV Tax, LLC entered into a Membership Interest Purchase Agreement with Gainline Source Intermediate Holdings LLC at which time Gainline Source Intermediate Holdings LLC acquired all of the outstanding membership interests of SourceHov Tax, LLC for $40.0 million subject to adjustment as set forth in the purchase agreement. The Company recognized a gain of $35.3 million on the sale of SourceHOV Tax, LLC during the first quarter of 2020, which takes into account approximately $2.0 million downwards adjustments to the purchase price in accordance with the purchase agreement. The gain on sale of SourceHOV Tax, LLC is included in Other expense (income), net in the condensed consolidated statements of operations for the nine months ended September 30, 2020.

On July 22, 2020, the Company completed the sale of its physical records storage and logistics business for a purchase price of $12.3 million. The Company recognized a gain of $9.8 million on the sale of physical records storage and logistics business during the third quarter of 2020. The gain on sale of physical records storage and logistics business is included in Other expense (income), net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020.

Impact of COVID-19

Our global operations continue to expose us to risks associated with the coronavirus pandemic (“COVID-19”), which continues to result in challenging operating environments and has affected almost all of the countries and territories in which we operate. Authorities across the world have implemented measures like travel bans, quarantines, curfews, restrictions on public gatherings, shelter in place orders, business shutdowns and closures to control the spread of COVID-19. These measures, alongside the virus itself, have impacted, and we expect will continue to impact, us, our customers, suppliers and other third parties with whom we do business, as well as the global economy, demand for our services and spending across many sectors, as a whole. While some jurisdictions have now started to implement plans for reopening, there are others which had to return to restrictions due to increased spread of COVID-19.

The Company is dependent on its workforce to deliver its solutions and services. While we have developed and implemented health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19, restrictions such as shutdowns, social distancing and stay-at-home orders in various jurisdictions have impacted and will continue to impact the Company’s ability to deploy its workforce effectively. A part of our workforce has now started to operate from offices and delivery centers, but many are still operating in a remote work environment.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report and the extent to which COVID-19 will ultimately impact the Company’s business depends upon various dynamic factors which are difficult to be predicted reliably. Management continues to actively monitor the global situation and its impact on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continuous evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to fully estimate adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for the remainder of fiscal year 2020 or the future.

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

In August 2020, the FASB issued ASU no. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU eliminates two models in ASC 470-20 for convertible instruments that require separate accounting for embedded conversion features namely cash conversion model and beneficial conversion feature model. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares. The ASU is effective for the Company for fiscal years beginning after December 15, 2021, including interim periods therein. Early adoption is permitted. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region and by segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
					2019
	2020				(Restated)
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$178,075	$54,209	$16,706	$248,990	$230,120	$62,132	$18,806	$311,058
EMEA	51,232	—	—	51,232	55,836	—	—	55,836
Other	5,058	—	—	5,058	6,651	—	—	6,651
Total	$234,365	$54,209	$16,706	$305,280	$292,607	$62,132	$18,806	$373,545

	Nine Months Ended September 30,
					2019
	2020				(Restated)
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$592,238	$167,424	$49,524	$809,186	$720,846	$186,915	$54,217	$961,978
EMEA	152,222	—	—	152,222	186,337	—	—	186,337
Other	17,045	—	—	17,045	20,436	—	—	20,436
Total	$761,505	$167,424	$49,524	$978,453	$927,619	$186,915	$54,217	$1,168,751

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Accounts receivable, net	$214,949	$261,400
Deferred revenues	18,623	16,621
Customer deposits	15,605	27,765
Costs to obtain and fulfill a contract	3,616	4,977

Accounts receivable, net includes $20.1 million and $34.1 million as of September 30, 2020 and December 31, 2019, respectively, representing amounts not billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $14.2 million during the nine months ended September 30, 2020 that had been deferred as of December 31, 2019.

Costs incurred to obtain and fulfill contracts are deferred and expensed on a straight-line basis over the estimated benefit period. We recognized $1.8 million of amortization for these costs in the first nine months of 2020 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from customers in advance for postage. The amounts recorded as of December 31, 2019 were used to pay for postage with the corresponding postage revenue being recognized during the nine months ended September 30, 2020.  Any residual balances may be retained and used in future periods.

Performance Obligations

At the inception of each contract, we assess the goods and services promised in our contracts and identify each distinct performance obligation. The majority of our contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts. For the majority of our business and transaction processing service contracts, revenues are recognized as services are provided, typically based on the related labor or transactional volumes.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of September 30, 2020 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2020	$12,360
2021	42,714
2022	35,611
2023	28,944
2024	26,814
2025 and thereafter	27,144
Total	$173,587

4.     Intangibles Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	September 30, 2020
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,084	$(267,917)	$240,167
Developed technology	88,553	(86,985)	1,568
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	16,065	(12,449)	3,616
Internally developed software	46,184	(18,021)	28,163
Assembled workforce	4,473	(1,957)	2,516
Purchased software	26,749	(3,121)	23,628
Intangibles, net	$698,508	$(393,550)	$304,958

	December 31, 2019
	Gross Carrying		Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,074	$(237,313)	$270,761
Developed technology	89,053	(87,109)	1,944
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	16,726	(11,749)	4,977
Internally developed software	43,261	(12,129)	31,132
Trademarks	23,378	(23,370)	8
Assembled workforce	4,473	(1,118)	3,355
Purchased software	26,749	(1,783)	24,966
Intangibles, net	$720,114	$(377,671)	$342,443

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2020 and 2019 is net of accumulated impairment losses of $44.1 million, of which $1.0 million was recognized in 2019. Carrying amount of $5.3 million as at September 30, 2020 represents indefinite-lived intangible asset.

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with its clients. The Company is organized into three segments: ITPS, HS, and LLPS (See Note 13).

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2019 (a)	Additions	Impairments	Currency Translation Adjustments	Balances as at December 31, 2019 (a)
ITPS	$571,575	$—	$(317,525)	$70	$254,120
HS	86,786	—	—	—	86,786
LLPS	49,897	—	(31,032)	—	18,865
Total	$708,258	$—	$(348,557)	$70	$359,771

	Balances as at January 1, 2020 (a)	Additions	Impairments	Currency Translation Adjustments	Balances as at September 30, 2020 (a)
ITPS	254,120	—	—	(501)	253,619
HS	86,786	—	—	—	86,786
LLPS	18,865	—	—	—	18,865
Total	$359,771	$—	$—	$(501)	$359,270

(a)	The goodwill amount for all periods presented is net of accumulated impairment amount as at December 31, 2018. Accumulated impairment is $212.3 million and $560.9 million as at December 31, 2018 and September 30, 2020, respectively.

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

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount (“OID”) of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022. As of September 30, 2020 and December 31, 2019, the Company had outstanding irrevocable letters of credit totaling approximately $19.4 million and $20.6 million, respectively, under the senior secured revolving facility.

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

Other than as described above, the terms, conditions and covenants applicable to the 2019 Incremental Term Loans are consistent with the terms, conditions and covenants that are applicable to the Repricing Term Loans and 2018 Incremental Term Loans under the Credit Agreement. The Repricing and issuance of the 2018 and 2019 Incremental Term Loans resulted in a partial debt extinguishment, for which Exela recognized $1.4 million in debt extinguishment costs during the nine months ended September 30, 2019.

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

Each loan under the A/R Facility originally bore interest on the unpaid principal amount as follows: (1) if a Base Rate Loan, at 3.75% plus a rate equal to the greater of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, (c) the Adjusted LIBOR Rate (which rate shall be calculated based upon an Interest Period of one month and determined on a daily basis) plus 1.00%, and (d) 4.50% per annum and (2) if a LIBOR Rate Loan, 4.75% plus a floating LIBOR Rate with a 1.00% LIBOR floor. In connection with the above described amendments to the A/R Facility, the applicable margin of the Base Rate Loans was increased to 5.75% and the LIBOR Rate Loans was increased to 6.75%. As of September 30, 2020, there were $83.0 million borrowings under the Receivables Securitization Facility.

Long-Term Debt Outstanding

As of September 30, 2020 and December 31, 2019, the following long-term debt instruments were outstanding:

	September 30,	December 31,
	2020	2019
Other (a)	$36,897	$30,232
First lien credit agreement (b)	346,697	360,583
Senior secured notes (c)	982,867	979,060
Secured borrowings under A/R Facility	83,000	—
Revolver	80,550	65,000
Total debt	1,530,011	1,434,875
Less: Current portion of long-term debt	(38,042)	(36,490)
Long-term debt, net of current maturities	$1,491,969	$1,398,385

(a)	Other debt represents the Company’s outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $5.2 million and $18.7 million as of September 30, 2020 and $6.5 million and $18.9 million as of December 31, 2019.
(c)	Net of unamortized debt discount and debt issuance costs of $12.2 million and $4.9 million as of September 30, 2020 and $14.9 million and $6.0 million as of December 31, 2019.

6.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $0.3 million and income tax benefit of $3.8 million for the three months ended September 30, 2020 and 2019, respectively. The Company recorded an income tax expense of $3.4 million and $5.7 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company's ETR of (1.1%) and (4.0%) for the three and nine months ended September 30, 2020 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three and nine months ended September 30, 2019, the Company’s ETR of 2.8% and (2.9%) differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s U.S. disallowed interest expense carryforwards created by the provisions of the TCJA.

As of September 30, 2020, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2019. The Company's valuation allowances have increased by approximately $25.8 million from December 31, 2019 to September 30, 2020 due largely to effects of TCJA relating to interest expense.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of September 30, 2020 and December 31, 2019 the Company recorded actuarial losses of $7.9 million and $8.1 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which are net of a deferred tax benefit of $2.0 million.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
		2019		2019
	2020	(Restated)	2020	(Restated)
Service cost	$19	$23	$57	$68
Interest cost	494	592	1,482	1,777
Expected return on plan assets	(639)	(612)	(1,917)	(1,837)
Amortization:
Amortization of prior service cost	25	25	75	76
Amortization of net (gain) loss	430	406	1,290	1,218
Net periodic benefit cost	$329	$434	$987	$1,302

The Company records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $1.8 million and $1.7 million to its pension plans during the nine months ended September 30, 2020 and 2019 (as restated), respectively. The Company has funded the pension plans with the required contributions for 2020 based on current plan provisions.

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

On May 7, 2020, SourceHOV filed a motion for new trial in relation to share count. On June 11, 2020 the Court denied SourceHOV’s motion for new trial. SourceHOV appealed the judgment in the Appraisal Action to the Supreme Court of the State of Delaware on June 30, 2020. The appeal is pending and at this time, we cannot determine whether the appeal will be successful. At present, SourceHOV has not posted a bond to stay the judgment in the Appraisal Action, and to date, the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

The petitioners have filed additional actions to recognize the judgment against SourceHOV, an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV, and an action against SourceHOV and certain of its directors and officers alleging creditor derivative claims. Although the Company believes that it has valid defenses to these ancillary proceedings, the ancillary proceedings are in the preliminary stages and there can be no assurance that the Company will be successful.

As a result of the Appraisal Action and following repayment of the Margin Loan by Ex-Sigma 2 LLC (“Ex-Sigma 2”), 4,570,734 shares of our Common Stock issued to Ex-Sigma 2, our largest shareholder following the Novitex Business Combination, were returned to the Company during the first quarter of 2020.

As of September 30, 2020, the Company accrued a liability of $59.6 million for the Appraisal Action based on the judgment received on January 30, 2020 plus accrued interest, which is management’s best estimate of the total payment.

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

9.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of September 30, 2020, and December 31, 2019, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 32.0% and 30.0% respectively, of the respective principal balance outstanding as of September 30, 2020. The fair value is substantially less than the carrying value for the long-term debt. Other debt represents the Company's outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

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

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2020, and December 31, 2019:

	Carrying	Fair	Fair Value Measurements
As of September 30, 2020	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,491,969	$580,987	$—	$580,987	$—
Interest rate swap liability	524	524	—	524	—
Acquisition contingent liability	1,000	1,000			1,000
Nonrecurring assets and liabilities:
Goodwill	359,270	359,270	—	—	359,270

	Carrying	Fair	Fair Value Measurements
As of December 31, 2019	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,398,385	$632,796	$—	$632,796	$—
Interest rate swap liability	501	501	—	501	—
Acquisition contingent liability	721	721			721
Nonrecurring assets and liabilities:
Goodwill	359,771	359,771	—	—	359,771

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

	September 30,	December 31,
	2020	2019
Balance as of Beginning of Period	$721	$721
Earn-out Adjustment	279	—
Balance as of End of Period	$1,000	$721

10.   Stock-Based Compensation

SourceHOV had 24,535 restricted stock units (“RSUs”) outstanding under its 2013 Long Term Incentive Plan (“2013 Plan”) at the closing of the Novitex Business Combination. Simultaneous with the closing, the 2013 Plan, as well as all vested and unvested RSUs under the 2013 Plan, were assumed by Ex-Sigma LLC (“Ex-Sigma”), the sole equityholder of Ex-Sigma 2, an entity formed by the former SourceHOV equity holders. In accordance with GAAP, the Company incurred compensation expenses related to the 9,880 unvested RSUs as of July 12, 2017 on a straight-line basis until fully vested, as the recipients of the RSUs under the 2013 Plan were employees of the Company. All unvested RSUs under the 2013 Plan were vested by April 2019. As of September 30, 2020, there were no outstanding obligations under the 2013 Plan.

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

A summary of the status of restricted stock units related to the 2018 Plan as of September 30, 2020 is presented as follows:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Shares	Date Fair Value	(Years)	Intrinsic Value
Balance as of December 31, 2019	309,305	$1.99	1.19	$616
Granted	—	—
Forfeited	—	—
Vested	(190,258)	2.50
Balance as of September 30, 2020	119,047	$1.70	1.67	$150

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity in the first nine months of 2020 is summarized in the following table:

		Weighted	Weighted	Average Remaining
		Average Grant	Average	Vesting Period	Aggregate
	Outstanding	Date Fair Value	Exercise Price	(Years)	Intrinsic Value (2)
Balance as of December 31, 2019	4,937,700	$1.97	$4.14	2.27	$—
Granted	210,000	0.25
Exercised	—	—
Forfeited	(91,000)	2.69
Expired	—	—
Balance as of September 30, 2020 (1)	5,056,700	$1.88	$3.94	1.61	$—

(1) 1,138,440 of the outstanding options are exercisable as of September 30, 2020.

(2) Exercise prices of all of the outstanding options are higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value is zero.

As of September 30, 2020, there was approximately $3.5 million of total unrecognized compensation expense related to non-vested awards for the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $0.7 million and $2.5 million related to plan awards for the three and nine months ended September 30, 2020, respectively, and $1.4 million and $6.9 million related to plan awards for the three and nine months ended September 30, 2019, respectively.

11.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock or as provided for in the Director Nomination Agreements, the holders of our Common Stock possess all voting power for the election of our board of directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the common stock. In first quarter of 2020, 1,004,183 shares of Series A Preferred Stock were converted into 1,227,714 shares of Common Stock. As of September 30, 2020 and December 31, 2019, there were 147,511,430 and 150,851,689 shares outstanding, respectively (the outstanding shares of Common Stock as of December 31, 2019 includes the 4,570,734 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action which became treasury stock).

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At September 30, 2020 and December 31, 2019, the Company had 3,290,050 shares and 4,294,233 shares of Series A Preferred Stock outstanding, respectively. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock will be convertible at the holder's option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of September 30, 2020, each outstanding Series A Preferred Stock was convertible into 1.2492 shares of Exela Common Stocks using this conversion formula.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Liquidation Preference") per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date through September 30, 2020 the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Liquidation Preference. The Company shall accrue each dividend payable on the Series A Preferred Stock by adding the amount of all accrued but unpaid dividends on the dividend payment date to the Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The dividend accumulation for the three months ended September 30, 2020 was $1.0 million, as reflected on the Consolidated Statement of Operations, however, as a result of 1,004,183 shares of Series A Preferred Stock being converted into 1,227,714 shares of Common Stock during the first quarter of 2020, accumulated dividend of $2.3 million was reversed, resulting in a net dividend accumulation of $0.4 million for the nine months ended September 30, 2020. The dividend accumulation for the three and nine months ended September 30, 2019 was $0.9 million and $2.7 million, respectively. As of September 30, 2020, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 is $9.8 million. The per share average of cumulative preferred dividends for the three and nine months ended September 30, 2020 is $0.3 and $0.1, respectively. The per share average of cumulative preferred dividends for the three and nine months ended September 30, 2019 is $0.2.

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

Treasury Stock

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company was permitted to purchase up to 5,000,000 shares of its Common Stock. The Share Buyback Program has expired. As of September 30, 2020, 2,787,147 shares had been repurchased under the Share Buyback Program and they are held in treasury stock. The Company records treasury stock using the cost method.

During the first quarter of 2020, 4,570,734 shares of Common stock were returned to the Company by Ex-Sigma 2 in connection with the Appraisal Action. These shares are also included in treasury stock.

Warrants

At September 30, 2020, there were a total of 34,986,302 warrants outstanding. As part of its IPO, Quinpario had issued 35,000,000 units including one share of Common Stock and one warrant of which 34,986,302 have been separated from the original unit and 13,698 warrants remain an unseparated part of the originally issued units which are included in the number of shares of common stock outstanding referred to above. The warrants are traded on the OTC bulletin board as of September 30, 2020.

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

12.   Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, “HGM”) of less than $0.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively and $0.1 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, and following a distribution of all the shares held by Ex-Sigma 2, HGM beneficially owned approximately 50% of the Company’s common stock, including shares controlled, pursuant to a voting agreement.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the

Company in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees relating to these agreements of $0.5 million and less than $0.2 million for the three months ended September 30, 2020 and 2019, respectively. The Company incurred fees relating to these agreements of $1.4 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was $0.1 million for each of the three months ended September 30, 2020 and 2019, and $0.2 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $0.3 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively and $1.0 million and $1.1 million for the nine months ended September 30, 2020 and 2019. These expenses are included in cost of revenue in the consolidated statements of operations.

The Company determined it is obligated to reimburse certain reimbursable expenses incurred by Ex-Sigma 2 under the terms of the Consent, Waiver and Amendment dated June 15, 2017, by and among the Company, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., SourceHOV, Novitex, Novitex Parent, L.P., Ex Sigma LLC, HOVS LLC and HandsOn Fund 4 I, LLC, amending the Novitex Business Combination agreement (the “Consent, Waiver and Amendment”). The Company recorded related party expenses of less than $0.1 million for the three months ended September 30, 2019, and $0.2 million and $0.5 million for the nine months ended September 30, 2020 and 2019, respectively, for reimbursable legal expenses of Ex-Sigma 2. The Company recorded related party expenses of $1.7 million for the nine months ended September 30, 2019 related to the Company’s obligation to reimburse Ex-Sigma 2 for premium payments on the Margin Loan. The Company recorded related party expenses of $2.1 million for the nine months ended September 30, 2019 for reimbursable expenses related to secondary offerings of shares by Ex-Sigma 2, the proceeds of which were used to repay the Margin Loan. “Margin Loan” means the additional PIPE financing in the form of a $55.8 million loan obtained by Ex-Sigma 2 as borrower (and secured by shares of the Company held by Ex-Sigma 2) that was used by Ex-Sigma 2 to purchase additional common and preferred shares from the Company to help meet the minimum cash requirements needed to close the Novitex Business Combination.

Separately, the Company determined it was obligated to reimburse premium payments of $6.9 million made by Ex-Sigma 2 on the Margin Loan under the terms of the Consent, Waiver and Amendment. Pursuant to a written settlement agreement entered into in June 2020, Ex-Sigma, SourceHOV and the Company agreed that the $5.6 million of payments made during the fourth quarter of 2019 would be accepted to fully discharge the Company’s obligation to reimburse Ex-Sigma 2 for the $6.9 million of premium payments. The Company recorded the difference of $1.3 million between the obligation amount and the settlement amount as an increase to additional paid in capital in the condensed consolidated statements of stockholders’ deficit during the nine months ended September 30, 2020.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was less than $0.1 million for each of the three months ended September 30, 2020 and 2019, respectively, and $0.1 million for each of the nine months ended September 30, 2020 and 2019, respectively.

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

On November 18, 2014, one of the Company's subsidiaries entered into a master services agreement with an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, the Company provides printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. The Company recognized revenue of $0.1 million and $0.4 million under this agreement for the three months and nine months ended September 30, 2019, respectively, in its consolidated statements of operations. The Company recognized revenue of less than $0.1 million for the nine months ended September 30, 2020.

On January 18, 2017, one of the Company’s subsidiaries entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC (‘‘Caesars’’). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, the Company provides managed print services to Caesars, including general equipment operation, supply management, support services and technical support. The Company recognized revenue of $1.1 million and $3.3 million for the three months and nine months ended September 30, 2019, respectively, in its consolidated statements of operations. The Company recognized revenue of $0.9 million for the nine months ended September 30, 2020.

On May 5, 2017, one of the Company’s subsidiaries entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provides ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. The Company recognized revenue of $0.3 million and $0.9 million for the three months and nine months ended September 30, 2019, from ADT LLC under this master services agreement in its consolidated statements of operations. The Company recognized revenue of $0.3 million for the nine months ended September 30, 2020.

On July 20, 2017, one of the Company’s subsidiaries entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provides commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $1.4 million and $4.0 million for the three months and nine months ended September 30, 2019, respectively, and cost of revenue of $0.1 million for the nine months ended September 30, 2019 from Diamond Resorts Centralized Services Company under this master services agreement. The Company recognized revenue of $0.9 million and cost of revenue of less than $0.1 million for the nine months ended September 30, 2020.

In April 2016, one of the Company’s subsidiaries entered into a master services agreement with Presidio Networked Solutions Group, LLC ("Presidio Group"), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo. Pursuant to this master services agreement, Presidio Group provides the Company with employees, subcontractors, and/or goods and services. For the three months and nine months ended September 30, 2019 there were related party expenses of $0.4 million and $0.7 million for this service. For the nine months ended September 30, 2020 there were related party expenses of $0.2 million.

In June 2002, one of the Company’s subsidiaries entered into a systems purchase and license agreement with Evertec Group LLC (“Evertec”). Evertec is controlled by investment funds affiliated with Apollo. Pursuant to the agreement, the Company provided system and ongoing maintenance services as detailed in the agreement. In August, 2016, another subsidiary of the Company entered into an equipment maintenance agreement with Evertec. Pursuant to the equipment maintenance agreement, the Company provides preventive and corrective maintenance service to selected equipment listed in the agreement. The Company recognized revenue of less than $0.1 million and $0.2 million under these agreements for the three months and nine months ended September 30, 2019, respectively, in its consolidated statements of operations. The Company recognized revenue of less than $0.1 million for the nine months ended September 30, 2020.

Payable and Receivable Balances with Affiliates

Payable and receivable balances with affiliates as of September 30, 2020 and December 31, 2019 are as follows below.

	September 30,		December 31,
	2020		2019
	Receivable	Payable	Receivable	Payable
HOV Services, Ltd	$729	$—	$601	$—
Rule 14	—	162	—	250
HGM	57	—	115	—
Apollo affiliated company	—	—	—	202
Oakana	—	—	—	1
Ex-Sigma 2	—	—	—	1,287
	$786	$162	$716	$1,740

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

	Three months ended September 30, 2020
	ITPS	HS	LLPS	Total
Revenue	$234,365	$54,209	$16,706	$305,280
Cost of revenue (exclusive of depreciation and amortization)	183,671	39,444	11,107	234,222
Segment profit	50,694	14,765	5,599	71,058
Selling, general and administrative expenses (exclusive of depreciation and amortization)				42,837
Depreciation and amortization				22,095
Related party expense				1,360
Interest expense, net				43,612
Sundry income, net				(434)
Other income, net				(10,414)
Net loss before income taxes				$(27,998)

	Three months ended September 30, 2019 (Restated)
	ITPS	HS	LLPS	Total
Revenue	$292,607	$62,132	$18,806	$373,545
Cost of revenue (exclusive of depreciation and amortization)	241,867	42,717	10,861	295,445
Segment profit	50,740	19,415	7,945	78,100
Selling, general and administrative expenses (exclusive of depreciation and amortization)				48,347
Depreciation and amortization				25,079
Impairment of goodwill and other intangible assets				97,158
Related party expense				1,430
Interest expense, net				40,573
Sundry expense, net				165
Other expense, net				406
Net loss before income taxes				$(135,058)

	Nine months ended September 30, 2020
	ITPS	HS	LLPS	Total
Revenue	$761,505	$167,424	$49,524	$978,453
Cost of revenue (exclusive of depreciation and amortization)	614,625	120,522	33,401	768,548
Segment profit	146,880	46,902	16,123	209,905
Selling, general and administrative expenses (exclusive of depreciation and amortization)				140,224
Depreciation and amortization				68,127
Related party expense				4,058
Interest expense, net				129,639
Sundry income, net				(251)
Other income, net				(45,655)
Net loss before income taxes				$(86,237)

	Nine months ended September 30, 2019 (Restated)
	ITPS	HS	LLPS	Total
Revenue	$927,619	$186,915	$54,217	$1,168,751
Cost of revenue (exclusive of depreciation and amortization)	750,728	126,411	32,738	909,877
Segment profit	176,891	60,504	21,479	258,874
Selling, general and administrative expenses (exclusive of depreciation and amortization)				149,186
Depreciation and amortization				76,482
Impairment of goodwill and other intangible assets				97,158
Related party expense				7,759
Interest expense, net				120,235
Debt modification and extinguishment costs				1,404
Sundry expense, net				1,569
Other expense, net				4,424
Net loss before income taxes				$(199,343)

14. Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when these condensed consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed.

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

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, estimated or anticipated future results and benefits, future opportunities for Exela, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of the COVID-19 pandemic; the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this quarterly report and our Annual Report under the heading “Risk Factors”, and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on any websites that may be referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide our expectations, plans or forecasts of future events and views as of the date of this quarterly report. We anticipate that subsequent events and developments may cause our assessments to change. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this quarterly report.

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

As of September 30, 2020, we had approximately 21,000 employees globally, with 62% located in Americas and EMEA, and the remainder located primarily in India, the Philippines and China. Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $148.7 million and $175.6 million for the three months ended September 30, 2020 and 2019, respectively. We incurred personnel costs of $478.9 million and $534.7 million for the nine months ended September 30, 2020 and 2019, respectively. The majority of our personnel costs are variable and incurred only while we are providing our services.

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

Results of Operations

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019:

	Three Months Ended September 30,
		2019
	2020	(Restated)	Change	% Change
Revenue:
ITPS	$234,365	$292,607	$(58,242)	-19.90%
HS	54,209	62,132	(7,923)	-12.75%
LLPS	16,706	18,806	(2,100)	-11.17%
Total revenue	305,280	373,545	(68,265)	-18.27%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	183,671	241,867	(58,196)	-24.06%
HS	39,444	42,717	(3,273)	-7.66%
LLPS	11,107	10,861	246	2.26%
Total cost of revenues	234,222	295,445	(61,223)	-20.72%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	42,837	48,347	(5,510)	-11.40%
Depreciation and amortization	22,095	25,079	(2,984)	-11.90%
Impairment of goodwill and other intangible assets	—	97,158	(97,158)	100.00%
Related party expense	1,360	1,430	(70)	-4.90%
Operating income (loss)	4,766	(93,914)	98,680	-105.07%
Interest expense, net	43,612	40,573	3,039	7.49%
Sundry expense (income), net	(434)	165	(599)	-363.03%
Other expense (income), net	(10,414)	406	(10,820)	-2665.02%
Net loss before income taxes	(27,998)	(135,058)	107,060	-79.27%
Income tax benefit (expense)	(320)	3,769	(4,089)	-108.49%
Net loss	$(28,318)	$(131,289)	$102,971	-78.43%

Revenue

For the three months ended September 30, 2020, our revenue decreased by $68.3 million, or 18.3%, to $305.3 million from $373.5 million for the three months ended September 30, 2019. We experienced revenue declines on all of our segments due to lower transaction volumes as a result of COVID-19. Our ITPS, HS, and LLPS segments constituted 76.8%, 17.7%, and 5.5% of total revenue, respectively, for the three months ended September 30, 2020, compared to 78.3%, 16.7%, and 5.0%, respectively, for the three months ended September 30, 2019. The revenue changes by reporting segment were as follows:

ITPS— For the three months ended September 30, 2020, revenue attributable to our ITPS segment decreased by $58.2 million, or 19.9% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work in late 2019 from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”) in addition to lower transaction volumes as a result of COVID-19.

HS— For the three months ended September 30, 2020, revenue attributable to our HS segment decreased by $7.9 million, or 12.8% compared to the same period in the prior year primarily due to impact of COVID-19 on our healthcare customers.

LLPS— For the three months ended September 30, 2020, revenue attributable to our LLPS segment decreased by $2.1 million, or 11.2% compared to the same period in the prior year primarily due to a decline in legal claims administration services.

Cost of Revenue

For the three months ended September 30, 2020, our direct costs decreased by $61.2 million, or 20.7%, compared to the three months ended September 30, 2019. On ITPS and HS segments, the decrease was primarily attributable to the corresponding decline in revenues. Costs on ITPS segment decreased by $58.2 million, or 24.1% and HS segment decreased by $3.3 million, or 7.7%. Costs on LLPS segment increased by $0.2 million, or 2.3%.

Cost of revenue for the three months ended September 30, 2020 was 76.7% compared to the 79.1% for the comparable same period in the prior year, as a percentage of revenues a decrease by 2.4%. The decrease in cost of revenues  was primarily due to a decrease in employee-related costs of $32.4 million, lower travel costs of $1.6 million, lower infrastructure and maintenance costs of $5.6 million and other operating costs of $8.4mn. The lower costs were attributable to cost and capacity management as a result of COVID-19 and transition revenue impact during the three months ended September 30, 2020.

Selling, General and Administrative Expenses

SG&A expenses decreased $5.5 million, or 11.4%, to $42.8 million for the three months ended September 30, 2020, compared to $48.3 million for the three months ended September 30, 2019. The decrease was primarily attributable to lower professional and legal expenses by $2.3 million, lower travel costs of $1.5 million and lower infrastructure and maintenance costs of $1.0 million.

SG&A expenses increased as a percentage of revenues to 14.0% in 2020 as compared to 12.9% in 2019. The increase, as a percentage of revenues by 1.1%, was primarily due to the decline in revenues brought on by the COVID-19 pandemic and the transition revenue.

Depreciation & Amortization

Total depreciation and amortization expense was $22.1 million and $25.1 million for the three months ended September 30, 2020 and 2019, respectively. The decrease in total depreciation and amortization expense by $3.0mn was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Related Party Expenses

Related party expense was $1.4 million for each of the three months ended September 30, 2020 and 2019.

Interest Expense

The Company pays interest on its Notes on a semi-annual basis in the first and third quarters of each year. Interest expense was $43.6 million and $40.6 million for the three months ended September 30, 2020 and 2019, respectively. The increase in interest costs was partially attributable to the interest on A/R Facility and other interest accruals that was not incurred during the corresponding period in 2019.

Sundry Expense (Income)

The decrease of  $0.6 million over the prior year period was primarily attributable to foreign currency transaction gain / losses associated with exchange rate fluctuations.

Other Expense (Income)

Other expense (income), net was $(10.4) million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively. The change was primarily due to higher other (income) of $9.8 million on the sale of physical records storage and logistics business during the third quarter of 2020. Other income also includes an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument are recorded directly in earnings.  For the three months ended September 30, 2020, the fair value of the interest swap decreased $1.0 million.

Income Tax Expense (Benefit)

We had an income tax expense of $0.3 million and income tax benefit of $3.8 million for the three months ended September 30, 2020 and 2019, respectively. The change in the income tax expense was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets and changes in permanent tax adjustments. The change in the effective tax rate for the three months ended September 30, 2020, resulted from permanent tax adjustments and valuation allowances, including valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019:

	Nine Months Ended September 30,
		2019
	2020	(Restated)	Change	% Change
Revenue:
ITPS	$761,505	$927,619	$(166,114)	-17.91%
HS	167,424	186,915	(19,491)	-10.43%
LLPS	49,524	54,217	(4,693)	-8.66%
Total revenue	978,453	1,168,751	(190,298)	-16.28%
Cost of revenue (exclusive of depreciation and amortization:
ITPS	614,625	750,728	(136,103)	-18.13%
HS	120,522	126,411	(5,889)	-4.66%
LLPS	33,401	32,738	663	2.03%
Total cost of revenues	768,548	909,877	(141,329)	-15.53%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	140,224	149,186	(8,962)	-6.01%
Depreciation and amortization	68,127	76,482	(8,355)	-10.92%
Impairment of goodwill and other intangible assets	—	97,158	(97,158)	100.00%
Related party expense	4,058	7,759	(3,701)	-47.70%
Operating income (loss)	(2,504)	(71,711)	69,207	-96.51%
Interest expense, net	129,639	120,235	9,404	7.82%
Debt modification and extinguishment costs	—	1,404	(1,404)	-100.00%
Sundry expense (income), net	(251)	1,569	(1,820)	-116.00%
Other expense (income), net	(45,655)	4,424	(50,079)	-1131.98%
Net loss before income taxes	(86,237)	(199,343)	113,106	-56.74%
Income tax expense	(3,440)	(5,689)	2,249	-39.53%
Net loss	$(89,677)	$(205,032)	$115,355	-56.26%

Revenue

For the nine months ended September 30, 2020, our revenue decreased by $190.3 million, or 16.3%, to $978.5 million from $1,168.8 million for the nine months ended September 30, 2019. We experienced revenue declines on all of our segments due to lower transaction volumes since mid-March as a result of COVID-19. Our ITPS, HS, and LLPS segments constituted 77.8%, 17.1%, and 5.1% of total revenue, respectively, for the nine months ended September 30, 2020, compared to 79.3%, 16.0%, and 4.7%, respectively, for the nine months ended September 30, 2019. The revenue changes by reporting segment were as follows:

ITPS— For the nine months ended September 30, 2020, revenue attributable to our ITPS segment decreased by $166.1 million, or 17.9% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work in late 2019 from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”) in addition to lower transaction volumes since mid-March as a result of COVID-19.

HS— For the nine months ended September 30, 2020, revenue attributable to our HS segment decreased by $19.5 million, or 10.4% compared to the same period in the prior year primarily due to impact of COVID-19 on our healthcare customers.

LLPS— For the nine months ended September 30, 2020, revenue attributable to our LLPS segment decreased by $4.7 million, or 8.7% compared to the same period in the prior year primarily due to a decline in legal claims administration services.

Cost of Revenue

For the nine months ended September 30, 2020, our direct costs decreased by $141.3 million, or 15.5%, compared to the nine months ended September 30, 2019. On our ITPS and HS segments, the decrease was primarily attributable to the corresponding decline in revenues. Costs on ITPS segment decreased by $136.1  million, or 18.1%, and HS segment decreased by $5.9 million, or 4.7%. Costs on LLPS segment increased by $0.7 million, or 2.0%.

The decrease in cost of revenues  was primarily due to a decrease in employee-related costs of $71.6  million, lower travel costs of $3.2 million, lower infrastructure and maintenance costs of $13.2 million and other operating costs of $23.4mn. The lower costs were attributable to cost and capacity management as a result of COVID-19 and transition revenue impact during the nine months ended September 30, 2020.

Cost of revenue for the nine months ended September 30, 2020 was 78.5% compared to the 77.9% for the comparable same period in the prior year. The increase in cost of revenues, as a percentage of revenues by 0.7% was primarily due to the impact of costs related to the transition revenue that we expect to see gradually removed to further improve the gross margin profile of the business over the remainder of the year.

Selling, General and Administrative Expenses

SG&A expenses decreased $9.0 million, or 6.0%, to $140.2 million for the nine months ended September 30, 2020, compared to $149.1 million for the nine months ended September 30, 2019. The decrease was primarily attributable to lower employee related costs by $5.1 million, lower travel costs of $3.1 million, lower infrastructure and maintenance costs of $1.3 million and lower other costs of $5.4mn offset by higher professional fees of $6.0 million.

SG&A expenses increased as a percentage of revenues to 14.3% in 2020 as compared to 12.7% in 2019. The increase, as a percentage of revenues by 1.6%, was primarily due to the decline in revenues brought on by the COVID-19 pandemic and the transition revenue.

Depreciation & Amortization

Total depreciation and amortization expense was $68.1 million and $76.5 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in total depreciation and amortization expense by $8.4million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Related Party Expenses

Related party expense was $4.1 million and $7.8 million for the nine months ended September 30, 2020 and 2019, respectively. The lower related party expense in 2020 is attributable to the curtailment in reimbursements made to Ex-Sigma and Ex-Sigma 2. In 2019 the Company paid approximately $4.3 million in respect of legal expenses, premium payments on the Margin Loan and other expenses related to secondary offerings that did not recur in 2020.

Interest Expense

Interest expense was $129.6 million and $120.2 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in interest costs was partially attributable to the interest on A/R Facility and other interest accruals that was not incurred during the corresponding period in 2019.

Sundry Expense (Income)

The decrease of $1.8 million over the prior year period was primarily attributable to foreign currency transaction gain / losses associated with exchange rate fluctuations.

Other Expense (Income)

Other expense (income), net was $(45.7) million and $4.4 million for the nine months ended September 30, 2020 and 2019, respectively. The change was primarily due to higher other (income) of $35.3 million of gain recognized on the sale of SourceHOV Tax, LLC and $9.8 million on the sale of physical records storage and logistics business. Other income also includes an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument are recorded directly in earnings. For the nine months ended September 30, 2020, the fair value of the interest swap decreased $4.9 million.

Income Tax Expense

We had an income tax expense of $3.4 million and $5.7 million for the nine months ended September 30, 2020 and 2019, respectively. The change in the income tax expense was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets. The change in the effective tax rate for the nine months ended September 30, 2020, resulted from permanent tax adjustments and valuation allowances, including valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

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

Three Months ended September 30, 2020 compared to the Three Months ended September 30, 2019

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months months ended September 30, 2020 and 2019. 2019 reconciliation items between EBITDA and Adjusted EBITDA have been adjusted for comparability purposes in the table below. EBITDA and Adjusted EBITDA for the three months ended September 30, 2019 remains unchanged.

	Three Months Ended September 30,
		2019
	2020	(Restated)
Net Loss	$(28,318)	$(131,289)
Taxes	320	(3,769)
Interest Expense	43,612	40,573
Depreciation and Amortization	22,095	25,079
EBITDA	37,709	(69,406)
Optimization and restructuring expenses (1)	11,258	16,848
Transaction and integration costs (2)	2,564	1,155
Non-cash equity compensation (3)	698	1,444
Other charges including non-cash (4)	5,729	9,193
Loss/(Gain) on sale of assets (5)	279	(22)
Loss/(Gain) on business disposals (6)	(9,280)	—
Loss/(Gain) on derivative instruments (7)	(947)	580
Contract costs (8)	684	3,594
Impairment of goodwill and other intangible assets	—	97,158
Adjusted EBITDA	$48,694	$60,544

1.	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options that vested during the year at Ex-Sigma in the case of the SourceHOV 2013 Long Term Incentive Plan assumed by it in connection with the Novitex Business Combination and the Company under the 2018 Stock Incentive Plan.
4.	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
5.	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents a loss/(gain) recognized on the disposal of noncore-business assets.
7.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
8.	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Nine Months ended September 30, 2020 compared to the Nine Months ended September 30, 2019

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the nine months months ended September 30, 2020 and 2019. 2019 reconciliation items between EBITDA and Adjusted EBITDA have been adjusted for comparability purposes in the table below. EBITDA and Adjusted EBITDA for the nine months ended September 30, 2019 remains unchanged.

	Nine Months Ended September 30,
		2019
	2020	(Restated)
Net Loss	$(89,677)	$(205,032)
Taxes	3,440	5,689
Interest expense	129,639	120,235
Depreciation and amortization	68,127	76,482
EBITDA	111,529	(2,626)
Optimization and restructuring expenses (1)	36,119	59,217
Transaction and integration costs (2)	11,737	4,193
Non-cash equity compensation (3)	2,480	6,903
Other charges including non-cash (4)	15,464	16,975
Loss/(Gain) on sale of assets (5)	690	404
Loss/(Gain) on business disposals (6)	(44,595)	—
Debt modification and extinguishment costs	—	1,404
Loss/(Gain) on derivative instruments (7)	(507)	4,965
Contract costs (8)	3,295	13,186
Impairment of goodwill and other intangible assets	—	97,158
Adjusted EBITDA	$136,212	$201,779

1.	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options that vested during the year at Ex-Sigma in the case of the SourceHOV 2013 Long Term Incentive Plan assumed by it in connection with the Novitex Business Combination and the Company under the 2018 Stock Incentive Plan.
4.	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
5.	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents a loss/(gain) recognized on the disposal of noncore-business assets.
7.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
8.	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash generated from operating activities, supplemented as necessary on a short-term basis by borrowings against our senior secured revolving credit facility and accounts receivable securitization facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The following conditions raised substantial doubt about our ability to continue as a going concern: history of net losses, net operating cash outflows, working capital deficits, Appraisal Action liability, and the accumulated deficit. As previously reported, the Company has undertaken plans to improve our available cash balances, liquidity and cash generated from operations, as further outlined below, and the Company believes these plans alleviate the substantial doubt about the entity’s ability to continue as a going concern for at least twelve months from the date hereof.

At September 30, 2020, cash and cash equivalents totaled $43.2 million and we had availability of less than $0.1 million under our senior secured revolving credit facility.

We currently expect to spend approximately $20.0 to $25.0 million on total capital expenditures over the next twelve months. We will continue to evaluate additional capex needs that may arise due to changes in the business model due to COVID-19 and remote working. We believe that our operating cash flow and available borrowings under our credit facility will be sufficient to fund our operations for at least the next twelve months.

On July 13, 2018, Exela successfully repriced the $343.4 million of term loans outstanding under our senior secured credit facilities (the “Repricing Term Loans”). The interest rates applicable to the Repricing Term Loans were 100 basis points lower than the interest rates applicable to the existing senior secured term loans that were incurred on July 12, 2017 pursuant to the Credit Agreement.

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

On March 26, 2020, the Delaware Court of Chancery entered a judgment against one of our subsidiaries in the amount of $57.7 million inclusive of costs and interest arising out of the petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (pursuant to which former stockholders of SourceHOV sought, among other things, a determination of the fair value of their 10,304 SourceHOV shares at the time of the Novitex Business Combination) (the “Appraisal Action”), which judgment will continue to accrue interest, until paid, at the legal rate, compounded quarterly. On May 7, 2020, SourceHOV filed a motion for new trial in relation to share count. On June 11, 2020 the Court denied SourceHOV’s motion for new trial. SourceHOV appealed the judgment to the Supreme Court of the State of Delaware on June 30, 2020. The appeal is pending and at this time, we cannot determine whether the appeal will be successful. At present SourceHOV has not posted a bond to stay the judgment in the Appraisal Action, and to date, the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV. The petitioners have filed additional actions seeking to enforce their award against SourceHOV, including an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates. If we are forced to pay the judgment, such action could have a material adverse effect on our liquidity and/or cause our lenders to take action adverse to us.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to evaluate the impact of the CARES Act, and at present expects that the refundable payroll tax credits and deferment of employer side social security payments provisions of the CARES Act to materially benefit the Company. The Company will also defer certain payroll, social security and value added taxes in various European jurisdictions, as permitted under the recently enacted COVID-19 relief measures.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
		2019
	2020	(Restated)	Change
Cash flows used in operating activities	$(66,160)	$(47,357)	$(18,803)
Cash flows (used in) provided by investing activities	27,745	(20,511)	48,256
Cash flows provided by financing activities	66,905	39,267	27,638
Subtotal	28,490	(28,601)	57,091
Effect of exchange rates on cash	619	(29)	648
Net increase/(decrease) in cash	29,109	(28,630)	57,739

Analysis of Cash Flow Changes between the Nine Months Ended September 30, 2020 and September 30, 2019

Operating Activities—The decrease of $18.8 million in cash flows from operating activities for the nine months ended September 30, 2020 was primarily due to lower Gross profits in the corresponding period. “Gross profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization). This decrease in cash flow was significantly offset by higher cash flows from accounts receivables.

Investing Activities—The increase of $48.3 million in cash used in investing activities for the nine months ended September 30, 2020 was primarily due to $50.1 million total cash proceeds received from asset sales, lower additions to Property, plant and equipment and development of internal software offset by partial settlement of the liabilities related to the healthcare acquisition announced early in the first quarter of 2019.

Financing Activities—The increase of $27.6 million in cash provided by financing activities for the nine months ended September 30, 2020 was primarily due to the A/R Facility executed in January 2020.

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

The Repricing Term Loans bear interest at a rate per annum of, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans.  The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the existing senior secured term loans that were incurred on July 12, 2017 pursuant to the Credit Agreement. The Repricing Term Loans will mature on July 12, 2023, the same maturity date as the existing senior secured term loans. As of September 30, 2020, the interest rate applicable for the first lien senior secured term loan was 8.4%.

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

On May 18, 2020, the Company amended the Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Pursuant to the amendment, the Company also agreed to amend the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. In addition, pursuant to the amendment, the borrower under the Credit Agreement is required to maintain minimum Liquidity (as defined in the amendment) of $35.0 million.

Letters of Credit

As of September 30, 2020 and December 31, 2019, we had outstanding irrevocable letters of credit totaling approximately $19.4 million and $20.6 million, respectively, under the senior secured revolving facility.

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

Each loan under the A/R Facility originally bore interest on the unpaid principal amount as follows: (1) if a Base Rate Loan, at 3.75% plus a rate equal to the greater of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, (c) the Adjusted LIBOR Rate (which rate shall be calculated based upon an Interest Period of one month and determined on a daily basis) plus 1.00%, and (d) 4.50% per annum and (2) if a LIBOR Rate Loan, 4.75% plus a floating LIBOR Rate with a 1.00% LIBOR floor. In connection with the above described amendments to the A/R Facility, the applicable margin of the Base Rate Loans was increased to 5.75% and the LIBOR Rate Loans was increased to 6.75%. As of September 30, 2020, there were $83.0 million borrowings under the A/R Facility.

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

Off Balance Sheet Arrangements

At September 30, 2020, we had no material off balance sheet arrangements, except letters of credit described above under Liquidity and Capital Resources. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

The Company was not the primary beneficiary because the Company did not have the power to direct the activities that most significantly impacted the economic performance of Ex-Sigma. Accordingly, the Company did not consolidate the financial statements of Ex-Sigma and did not have any assets or liabilities related to Ex-Sigma and the Company did not have an investment in Ex-Sigma. The Company reaffirmed its assessment as of September 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At September 30, 2020, we had $1,530.0 million of debt outstanding, with a weighted average interest rate of 9.6%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $15.3 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018.

The interest rate swap, which is used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other expense (income), net. Other expense (income), net includes a loss of $0.2 million and $5.0 million related to changes in the fair value of the interest rate swap for the nine months ended September 30, 2020 and 2019, respectively.

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

Item 4. Internal Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting that are described in our Annual Report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 7, 2020, SourceHOV filed a motion for new trial in relation to share count. On June 11, 2020 the Court denied SourceHOV’s motion for new trial. SourceHOV appealed the judgment in the Appraisal Action on June 30, 2020. The appeal is pending and at this time, we cannot determine whether the appeal will be successful. The Company is not required to make a payment towards settlement or post a letter of credit to secure the judgment while the Appraisal Action is under appeal. At present, SourceHOV has not posted a bond to stay the judgment in the Appraisal Action, and to date, the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

The petitioners have filed additional actions to recognize the judgment against SourceHOV, an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV, and an action against SourceHOV and certain of its directors and officers alleging creditor derivative claims. Although the Company believes that it has valid defenses to these ancillary proceedings, the ancillary proceedings are in the preliminary stages and there can be no assurance that the Company will be successful.

As a result of the Appraisal Action, 4,570,734 shares of our Common Stock issued to Ex-Sigma 2 were returned to the Company during the first quarter of 2020. As of September 30, 2020, the Company accrued a liability of $59.6 million for the Appraisal Action based on management’s best estimate of SourceHOV’s total payment obligation including accrued interest as of such date assuming the appeal is not successful. As a result of the appeal of the Appraisal Action and the status of the ancillary proceedings, the Company believes that this matter may not be fully resolved through the courts within the next four fiscal quarters.

Class Action

On March 23, 2020, the Plaintiff, Bo Shen, filed a putative class action against the Company, Ronald Cogburn, the Company’s Chief Executive Officer, and James Reynolds, the Company’s former Chief Financial Officer. Plaintiff claims to be a current holder of 4,000 shares of Company stock, purchased on October 4, 2019 at $1.34/share. Plaintiff asserts two claims covering the purported class period of March 16, 2018 to March 16, 2020: (1) a violation of Section 10(b) and Rule 10b-5 of the Exchange Act against all defendants; and (2) a violation of Section 20(a) of the Exchange Act against Mr. Cogburn and Mr. Reynolds. The allegations stem from the Company’s press release, dated March 16, 2020 (announcing the postponement of the earnings call and delay in filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019), and press release and related SEC filings, dated March 17, 2020 (announcing its intent to restate its financial statements for 2017, 2018 and interim periods through September 30, 2019). At this early stage in the litigation, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to this matter; however, the Company has moved to dismiss the case and believes it has meritorious defenses and will vigorously assert them.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.Exhibits. Exhibit No.	Description

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of November, 2020.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Shrikant Sortur
Shrikant Sortur
Chief Financial Officer (Principal Financial and Accounting Officer)