Form 10-K
period 2020-12-31
Exela Technologies, Inc.
filed 2021-03-22
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which such voting common equity was last sold as of June 30, 2020, was approximately $42,280,594 (based on a closing price of $1.66).

As of March 18, 2021, the Registrant had 58,968,599 shares of common stock outstanding.

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K (“Annual Report”) are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, the estimated or anticipated future results and benefits of the Novitex Business Combination, future opportunities for the combined company, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses, and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of the COVID-19 pandemic; the impact of the Appraisal Action, the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this report under the headings “Risk Factors”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and otherwise identified or discussed in this Annual Report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report. In addition, forward-looking statements provide Exela’s expectations, plans or forecasts of future events and views as of the date of this report. Exela anticipates that subsequent events and developments will cause Exela’s assessments to change. These forward-looking statements should not be relied upon as representing Exela’s assessments as of any date subsequent to the date of this report.

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

“Nasdaq” means The Nasdaq Stock Market.

“Novitex” means Novitex Holdings, Inc., a Delaware corporation.

“Novitex Business Combination” means the transactions contemplated by the Novitex Business Combination Agreement, which closed on July 12, 2017 and resulted in SourceHOV and Novitex becoming our wholly-owned subsidiaries and the financing transactions entered into in connection therewith.

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

PART I

ITEM 1.   BUSINESS

Exela is a business process automation leader, leveraging a global footprint and proprietary technology to streamline complex, disconnected transactions and processes. By connecting data through user friendly software platforms and solutions, we enable our employees and our customers with business process management and help accelerate their digital transformation journey. We have decades of expertise earned from serving many of the world’s largest enterprises, including over 60% of the Fortune® 100 and in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. For the fiscal year ended December 31, 2020, we generated $1.29 billion of revenue from over 4,000 customers throughout the world.

Our solutions and services touch multiple elements within a customer’s organization. We use a global delivery model and primarily host solutions in our data centers, on the cloud or directly from our customers’ premises. Our approximately 19,000 employees as of December 31, 2020 operate from business facilities in 22 countries, with many of our employees co-located at our customers’ facilities. Our solutions are location agnostic, and we believe the combination of our hybrid hosted solutions and global work force in the Americas, EMEA and Asia offers a meaningful differentiation to the industries we serve and services we provide.

Exela’s portals provide on-demand multi-industry and departmental solutions and services alongside industry specific solutions to enable our customers, employees, vendors and Exela to deliver BPM services.

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
HR
Enterprise Legal Management
Legal
Procure-to-Pay Order-to-Cash
F&A
Industry Solutions
Banking Solutions
Insurance Solutions
Healthcare Solutions
Public Sector Solutions

Our Solutions and Services

We are a leading, global provider in the Business Process Management (“BPM”) industry. Our digital foundation has been shaped to deliver fully outsourced solutions for current and evolving customer needs. Specifically, our fully operational seven-layer technology stack enables easier integration to build digital bridges over broken processes. We derive all our revenue from BPM, including approximately $104 million (8% of total revenues) in 2020 from the sale of licenses by our digital assets group (“DAG”).

We host our digital foundation across a hybrid environment, both on-premise and/or hosted on the cloud and our customers are able to choose one based on their needs and preferences. Our customers also take advantage of hybrid deployments leveraging either our or their own environment. We sell to our customers recurring licenses and maintenance charges, along with professional service fees for configuration and system integration services. We offer multiple options in relation to licensing. Similar to our BPM model, customers can purchase a license for a number of transactions, however they usually acquire multi-year term licenses with flexible recurring options. As part of our DAG offering, we also offer per user per month subscriptions. We plan for an ever growing portion of our digital foundation to be made available along these pricing and licensing models to our existing and potential customers and to that effect we expanded our plans in late 2020 to include small and medium businesses as well. Our solutions are evolving to contain more self-service features, are easy to deploy, and integrate with existing solutions.

Our BPM solutions have expanded to include a suite of Work from Anywhere (WFA) applications to support a remote workforce with enterprise software for connectivity and productivity. Our current BPM solutions including our digital assets are grouped as follows:

◾	Liquidity Solutions including Procure-to-Pay, Order-to-Cash and Expense Management
◾	Payment Technologies and Services
◾	Human Capital Management

◾	Healthcare Payers and Revenue Cycle Management (RCM)
◾	Work-from-Anywhere (WFA) solutions
◾	Information Management and Communications

Our multi-industry and departmental BPM suite of offerings combines platform modules for finance and accounting services, enterprise information management, robotic process automation, digital mailroom, business process management and workflow automation, visualization and analytics, contract management and legal management solutions, and integrated communication services which contribute to revenues across our organization and accounting segments and also complement our core industry solutions for banking, insurance, healthcare and the public sector.

Finance and Accounting Solutions (F&A)

Exela offers a suite of finance and accounting (“F&A”) solutions across its network of customers, providing digital roads to connect broken processes of global commerce. By structuring and linking digital data across disparate customer systems, processes and standards, our exchange for bills and payments (“XBP”) enables digital transformation savings and modernization to be rapidly implemented utilizing existing customer infrastructure and in-country settlement processes. As an enabler of digital roads carrying enriched biller, payer and transaction data, we provide process automation and enhanced services addressing the payments lifecycle from procure to pay (“P2P”) to order to cash (“O2C”). We use our own technology and our global operations to deliver these solutions.

Our XBP solution provides a platform with a secure messaging service, allowing billers, consumers and businesses to communicate and transact utilizing a modern technology stack that can be rapidly connected to any system without a material investment by the prospective customers. Billers are able to send bills to payers, whether businesses or consumers, electronically, offering transparency and simpler reconciliations. Payers are able to receive their bills in one place, with analytics, alerts and several payment options. With XBP making the bill component of P2P and O2C electronic, downstream processes can be integrated with richer and more actionable data, available for adjacent value-added services.

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

Our P2P services can be integrated with our digital mail room technology, which expands our ability to support existing data types and formats. In effect, both digital and analog items can enter this information stream. The process kicks off by opening a requisition, and once approved it moves to procurement to solicit bids from an approved supplier network. We believe that supporting our customers by making available our supplier network can be a key differentiator in enabling a complete P2P solution. Our P2P platform also records receipt of goods and invoices and performs three way matching digitally. Exceptions are processed by our employees, and once approved, we record the purchase in a customer’s ERP system, so it can be paid. We then use our system to generate and deliver a payment file in the format the bank needs so that a payment can be processed. Some of our customers also authorize us to process the payment on their behalf.

Our Record-to-Report (R2R) services include spend analytics and data mining tools for financial planning and analysis to support reporting and audit functions, interchanges and robotics providing automation of ERP entries and regulatory reporting and fixed asset management.

Our mission is to build roads over broken processes, for example, exchange for bills and payments (“XBP”) is an example of connection bills, payments and many related processes across many industries:

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

Our platforms provide a data fabric to simplify integration with customers’ existing EIM systems, and our customers can benefit from being able to conduct federated searches across connected datasets, manage records in accordance with their needs and regulatory requirements, build live customer and employee profiles, and facilitate release of information and routing with control over security and permissions. We also provide business intelligence add-ons, offering summarization of data sets, dashboards and trend monitoring, relationship visualization, macro and micro drill-downs, escalation triggers and notifications.

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

Digital Mailroom Solutions

Exela is one of the leading global providers of digital mailroom solutions. Our digital mailroom solutions rely on proprietary technology, use our own or a client’s facilities and process a significant number of transactions daily. We use proprietary high-speed scanners as well as support most other major scanners. Our end-to-end digital mail room features ingestion from many sources – paper, fax, electronic, emails and other digital data. We also offer recorded voice, image and video ingestion channels. This solution can be complemented with our shipping and receiving services with digital receipt, delivery and routing to our intelligent lockers.

We own several classification engines that we deploy for information processing, including unattended digital repositories, for example unattended email boxes to identify content and route it to the appropriate member of an organization. Exela offers its digital mail room for enterprise wide deployment to captive mailrooms of our customers, mailrooms outsourced to both Exela and others, and for business locations where there is no dedicated mail room, such as a front desk. Our customers can see their information across the enterprise from a single platform. Our digital mail solutions are available as SaaS, BpaaS or enterprise licenses and we often handle the entire mail operation for a customer.

Business process management and intelligent workflow automation

Exela has built extensive proprietary workflow automation platforms for business process management across several industries and regions. Our platforms are designed to have intuitive user interfaces with drag & drop configuration enabling analysts a certain amount of customization. Our platforms use our EIM engines by default, are designed to integrate with popular database and enterprise systems and are offered across three user categories:

●	Enterprise class, hosted on premises. Suitable for 10,000 or more users and 10,000 or more tasks or process automations. Over 10,000 of our employees use this every day to perform mission critical work for our customers in the Americas, EMEA and Asia.
●	Interdepartmental class workflow automation is ideal to bring structure and collaboration across departments. Over 2,500 of our employees globally use this platform to collaborate with each other and their individual work management. The platform is designed to integrate with other industry leading platforms to create a comprehensive collaborative experience.
●	Case-management workflow automation platform available as a shrink wrap version for building custom workflows. One can use our library of workflows, customize them or build one from scratch for purposes of case management only. Customers can buy enterprise licenses of this platform, or on a SaaS basis and build their own workflows.

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

Exela Smart Office

In the second half of 2019, we launched a group of solutions that complement our existing offerings, labeled Exela Smart Officeە℠ (“Smart Office”). Smart Office seeks to improve employee and visitor experiences while optimizing facility management efficiency thereby contributing towards corporate sustainability standards. Smart Office is our enterprise IoT, which helps transform the front-office, energy and facilities management, logistics and fulfillment for our customers, and provides on-demand services with connected devices to facilitate green initiatives, reduce waste, and ultimately enhance the employee and visitor experience. For example, our space management software uses sensors to detect facility utilization, which enables optimized space and energy usage and provides mobile workers directions to available work spaces, while our Contactless Entry and Exit (“CEE”) and lobby kiosk can be deployed to regulate facility access and track employee activities with automated time sheets. Our FYI platform connects our customers’ employees with AI assisted digital help desk channels across departments and a federated search forum to quickly explore related topics and discussions.  Our Intelligent Lockers are available for visitor day storage of luggage and to provide a secure chain of custody for parcels and mail for employees using our hosted shipping and receiving tools.

Human Capital Management (“HCM”)

During 2019, we moved the majority of our employees to our proprietary human capital management platform, HCM. This platform integrates with our existing offerings and is designed to help an enterprise and its employees manage the data and processes relevant to the entire employment lifecycle from recruitment to retirement.  By providing digital management and data tracking for human capital, we enable reduction in administrative overhead and enhanced management of human capital productivity while improving the overall experience. Our human capital management platform is now available for sale.

Industry Specific Services and Solutions

While the above-described solutions and services can be leveraged across industries, over the years we have also developed services and solutions for specific industries which help our customers around the world better manage their liquidity. The most significant are summarized below.

Banking and Financial Industry Solutions and Services

Our banking and financial solutions consist of payment, mortgage, enrollment, lending and loan management, governance and information management solutions and accounted for approximately 27% of 2020 revenue. Exela’s payment operations and treasury management solutions are designed to improve digital engagement and transaction speed and compliance. We also provide mobile and remote deposit technologies to our banking and financial services customers.

We are one of the largest non-bank processors of payments. We handle many payment channels in addition to checks and credit cards including, automated clearing house (ACH), Faster Payments in UK and Ireland, Single European Payment Area (SEPA), Bank Giro in the Nordics and other payment networks. We perform these services on behalf of banks or their customers. We believe the regulatory environment in many geographies is beginning to allow non-bank payment processors to connect to the payment networks directly such that one can verify funds, confirm payee and settlement of payments and are pursuing a PSP license in the European Union to further expand our payment offerings.

We have extensive experience and technology that we have built over decades and that are in use to serve many banks and companies to process the payments related to both business to business (“B2B”) and business to consumer (“B2C”) transactions. We develop, use, and sell proprietary integrated receivables processing technology, providing our customers with a solution that consolidates B2B and B2C transactions across many payment channels into a single platform, connected to our XBP network of global buyers and suppliers. We plan to offer this as a branded or as a private label solution to our banking customers giving them the ability to offer advanced treasury solutions with insights from accounts receivable, customer credit worthiness, payment habits, soft collections and delinquent collections.

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

Our key focus is connecting broken billing and payment processes through XBP using secure messaging and established settlement infrastructure. By providing a digital transformation path without heavy integration requirements, we believe we can rapidly improve user experience, reduce postage, print and mail costs, enable faster decisions, and facilitate optimal allocation of capital and risk management for our customers. By using our solutions and services, we believe our banking and financial services customers can better manage their lending book and at a lower cost of ownership.

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

Healthcare Industry Solutions and Services for Insurance Companies and Healthcare Providers

Exela’s healthcare industry customers include commercial and government sponsored healthcare plans, hospital networks and university hospital systems and large medical distribution systems and pharmacy networks, and accounted for approximately 23% of total revenues in 2020. We serve our customers using our proprietary technology and for some customers combined with their systems.

We bundle our core solutions and services with a suite of healthcare payer specific services such as end-to-end processing of complex transactions, enrollments and credentialing, claims processing, adjudication and payment operations. We specialize in transactions that require multiple layers of validation, supporting documentation processing, reconciliation, and management of exceptions.

We host a proprietary platform that connects providers and payers for claims submissions, acknowledgements or denials of payments and many other interactions covering the complete lifecycle of a claim, which enables a more satisfactory engagement between payers and providers and contributes to improved access to health care and lower administrative costs. Our payer customers often encourage their contracted providers to adopt our digital platforms for overall reduction of claim processing time and cost. We also provide our healthcare provider customers with many services including computer assisted coding, audit and recovery of underpayments, denial and grievances, release of information, and electronic health records. We plan to offer our mobile and web enrollment solutions, appointment scheduling and locating providers with ratings, also include insurance verification, cost of visit estimates and visit pre-approval. We provide some of these services and features on a stand-alone basis and on a more integrated basis.

Insurance Industry Solutions and Services

Exela offers a suite of insurance industry solutions aimed at providing digital engagements and rapid integration of disparate systems and silos. Our insurance industry solutions accounted for approximately 10% of total revenues in 2020. We provide applications and services to facilitate automation and digital transformation for underwriting and enrollments, premium payments, claims submission, first notification of loss, fraud, waste & abuse monitoring and integrated communications. Our solutions are aimed at improving the customer experience by providing digital pathways and transparency with web portals and integrated communications, while helping to improve quality and risk management.

Public Sector

We provide technology and solutions to public sector customers. Our public sector solutions accounted for approximately 9% of total revenues in 2020. Our mission is to help our public sector customers with their digital journey and meet their objectives of better serving the public. Exela solutions are primarily deployed across pension benefits and administration, tax return processing, payment operations, inter-agency information management and communications with citizens and employees of government institutions.

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

Commercial, Tech, Manufacturing, and Legal Industries Solutions and Services

For the commercial, technology, manufacturing and legal industries, we primarily provide multi-industry solutions described earlier. For 2020, our commercial industry revenue accounted for approximately 19% of total revenues, our revenues from the technology and manufacturing industry accounted for approximately 6%, while our revenue from the legal industry accounted for approximately 5%.

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

Overview of Revenues

Our business consists of three reportable segments:

●	Information and Transaction Processing Solutions ("ITPS"). The ITPS segment is our largest segment, with $1,005.0 million of revenues for the fiscal year ended December 31, 2020, representing 77.8% of our revenues. We generate ITPS revenues primarily from a transaction-based pricing model for the various types of volumes processed, licensing and maintenance fees for technology sales, and a mix of fixed management fee and transactional revenue for document logistics and location services.
●	Healthcare Solutions ("HS"). The HS segment generated $219.0 million of revenues for the fiscal year ended December 31, 2020, representing 16.9% of our revenues. We generate HS revenues primarily from a transaction-based pricing model for the various types of volumes processed for healthcare payers and providers.
●	Legal & Loss Prevention Services ("LLPS"). The LLPS segment generated $68.5 million of revenues for the fiscal year ended December 31, 2020, representing 5.3% of our revenues. We generate LLPS revenues primarily based on time and materials pricing as well as through transactional services priced on a per item basis.

Additional financial information for our three business segments is included in Note 19 within our consolidated financial statements.

We provide services to our customers on a global basis. In 2020, our revenues by geography were as follows: $1,057.0 million in the United States (81.8% of total revenues), $213.4 million in EMEA (16.5% of total revenues), and $22.1 million from the rest of the world (1.7% of total revenues). We present additional geographical financial information in Note 19 within our consolidated financial statements.

Our revenues can be affected by various factors such as our customers' demand pattern for our services. These factors have historically resulted in lower revenues in the third quarter and higher revenues in the fourth quarter. Backlog is not a metric that we use to measure our business.

History and Development of Our Company

Exela is a Delaware corporation that was formed through the strategic combination of SourceHOV Holdings, Inc. ("SourceHOV") a leading global transaction processing company, and Novitex Holding, Inc. ("Novitex"), a cloud-based document outsourcing company, pursuant to a business combination agreement dated February 21, 2017. Formerly known as Quinpario Acquisition Corp. 2 ("Quinpario"), Exela was originally formed as a special purpose acquisition company on July 15, 2014 and completed its initial public offering on January 22, 2015. In conjunction with the completion of the Novitex Business Combination in July 2017, Quinpario was renamed "Exela Technologies, Inc." Exela began trading under the ticker "XELA" on the Nasdaq Stock Market on July 13, 2017.

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

On November 12, 2019 we announced that our Board of Directors had adopted a debt reduction and liquidity improvement initiative (“Initiative”). The Initiative is part of the Company’s strategic priority to position the Company for long-term success and increased stockholder value. As part of the Initiative, certain subsidiaries of the Company entered into accounts receivable securitization facilities during 2020 and we consummated the sale of our tax benefits consulting group in March 2020 and our physical records storage and logistics business in July 5, 2020. The Company is continuing to pursue the sale of non-core assets that are not central to the Company’s long-term strategic vision. The Company has retained financial advisors to assist with the sale of select assets and announced in December 2020 that it had retained an Investment Bank as an additional financial advisor to assist the Company and management in pursuing alternatives to strengthen its balance sheet and enhance shareholder value. The Company expects to use the net proceeds from the Initiative for the repayment of debt, with a target reduction of $150.0 to $200.0 million. Exela has set a two-year timetable for completion of the Initiative. There can be no assurance that the Initiative or any particular element of the Initiative will be consummated or will achieve its desired result.

On January 25, 2021, we amended our Second Amended and Restated Certificate of Incorporation (the “COI”) to effect a one-for-three Reverse Stock Split (as further described under “Reverse Stock Split” below). Except as otherwise indicated, all share and per share information herein gives effect to the Reverse Stock Split.

Key Business Strategies

Exela business strategy is to use its Digital NowSM model, which aims to accelerate our customers’ digital transformation through deployment of our software automation techniques, hosted within a single, cloud hosted platform. Our overarching goal is to provide highest value and lowest cost of ownership. We accomplish this by building scalable systems that are used by our employees to deliver business process automation services globally. The key elements of our growth strategy are described below:

●	Expand Penetration of Solution Stack Across Customer Base. We seek to move up what we call “the seven layers of technology enabled solutions and services stack,” climbing the value chain from discrete services to end-to-end processes through use of front-end enterprise software. We believe continued deployment of our single sign on portals with on-demand applications will drive expansion of our front-end software (B2B/B2C/SaaS) and integrated offerings.
o	Layer 1 - Data Fabric - Host, gather, extract all types of structured and unstructured data, digital and analog
o	Layer 2 - Information Management - Digital classifications, data enhancement and normalization driving downstream processes improvement
o	Layer 3 – Intelligent Workflow Automation - Digital connectivity and automated decisioning driving productivity and quality
o	Layer 4 - Process Components - Operations partner for component(s) of larger process, handing off output file for downstream execution
o	Layer 5 - Platform Integrations - Exela platforms directly connected to customers’ core systems, accessed through SSO and common interfaces
o	Layer 6 - Digital Now End-to-End Process - Full cycle operations and technology for multi-channel process through execution of business outcomes
o	Layer 7 - Front-End Software (B2B/B2C/SaaS) - Exela front end applications (branded or private label) directly interfacing with end user experience

See diagram of 7 layers of solutions below:

Desktop
EDI
Web
Mobile
ERPs
Industry Platforms and Networks
Digital Mailroom
Email/Fax
EDI
Web Portal
Mail
Front-End Software (B2B/B2C/SaaS)
7
DigitalNow® End-to-End Process
6
Platform Integrations
5
Process Components
4
Intelligent Workflow Automation
3
Information Management
2
Data Fabric
1

●	Expand relationships with existing customers. We intend to continue aggressively pursuing cross-selling and up-selling opportunities within our existing customer base. With an existing base of over 4,000 customers, we believe we have meaningful opportunities to offer a bundled suite of services and be a "one-stop-shop" for our

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
●	Expand XBP network of buyers and suppliers. We process approximately 5 billion transactions per year, including over $1 trillion worth of deposits and $600 billion worth of invoices. The transactions we process impact hundreds of millions of consumers globally, and present a significant opportunity to seamlessly connect all stakeholders with improved experience, lower cost, and value-added services. We intend to expand the scope and scale of services we offer to our customers by leveraging the integration value our existing network provides as we endeavor to further connect buyers and suppliers to communicate and transact digitally.
●	Leverage BPA suite across on-site services. Approximately 5,000 of our employees currently work at customers in an on-site capacity. We believe this on-site presence is a competitive differentiator and a valuable asset as we pursue future growth opportunities. We have been deploying our BPA software across these customer locations, and we believe that by offering our customers enhanced productivity and quality through our onsite employees, we will continue to create additional opportunities to expand our footprint and wallet share across their organization. For example, in customers where we provide underwriting support and claims processing, we can enable our onsite employees to accelerate the aggregation and analysis of datasets while also increasing accuracy and automatically flagging deficiencies using our software. By enhancing the productivity and quality of our onsite employees, we believe we will increase the demand from our customers to replicate our processes across their organization, bolstering our cross-sell/up-sell initiatives. By having our BPA suite already approved and deployed within existing onsite engagements, we believe our ability to expand into new lines of business will be streamlined and accelerated.
●	Work-from-Anywhere (WFA) enablement – We believe the modern workforce will become more globalized, dynamic and distributed, demanding applications that support digital workflows, remote connectivity, productivity optimization and flexible facilities. We plan to continue expanding our WFA suite of enterprise software to meet the evolving needs of our customers and their employees.
●	Pursue new customer opportunities. We plan to continue to develop new long-term, strategic customer relationships, especially where we have an opportunity to deliver a wide range of our capabilities and can have a meaningful impact on our customers' business outcomes. For example, we plan to dedicate resources within the legal industry in order to pursue opportunities in e-discovery and contract management services.
●	Develop additional process capabilities and industry expertise. We will focus on developing additional process capabilities and market expertise for our core industries. We will continue to invest in technology and innovation that will accelerate the build-out of our portfolio of next-generation solutions, such as platform-based descriptive and predictive analytics services for processing flows of "Big Data" to help customers gain better insight into their processes and businesses. As an example, on behalf of our customers, we are deploying Big Data automation platforms to analyze individual consumer behavior and interaction patterns to identify opportunities for revenue enhancement and loss prevention, and configure optimal outreach campaigns to drive sales, loyalty, and profitability.
●	Pursue meaningful cost synergy opportunities and accelerate long-term profitability. Due to similar operating infrastructures between SourceHOV and Novitex, we continue to deliver and believe we have additional opportunities across information technology, operations, facilities, and corporate functions to achieve cost savings executable as we approach three years from the closing of the Novitex Business Combination.
●	Capitalize on our enhanced scale and operating capacity. We intend to utilize our increased global scale and brand recognition to strengthen our ability to bid on new opportunities. We plan to dedicate more resources to pursue whitespace coverage to expand our range of service offerings and pursue additional cross-selling

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

Industry Highlights

We maintain a strong mix of diversified customers with low customer concentration. No customer accounts for more than 10% of 2020 revenue. The diversity of our customer base has contributed to the stability and predictability of our revenue streams and cash flows. We have been able to effectively balance our customer mix and reduce dependency on any single customer or vertical by penetrating a diverse set of end markets.

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

Competition

We believe that the principal competitive factors in providing our solutions include proprietary platforms, industry specific knowledge, quality, reliability and security of service, and price. We are differentiated competitively given our scale of operations, reputation as a trusted partner with deep domain expertise, innovative solutions, and highly integrated technology platforms that provide customers with end-to-end services addressing many aspects of their mission-critical operational processes. We continue to integrate best practice delivery processes into our service-delivery capabilities to improve its quality and service levels and to increase operational efficiencies. The markets in which we serve are competitive with both large and small businesses, as well as global companies:

●	Multi-national companies that provide data aggregation, information management and workflow automation services, such as IBM, EMC, OpenText, Hyland, Iron Mountain, Canon, and Ricoh;
●	Consulting, discrete process and platform integration service providers such as Fiserv, Jack Henry, FIS, Black Knight Financial, Optum, Broadridge Financial Solutions, Computershare, Cognizant, and Accenture;
●	Platform and front-end software providers, such as Workday, Salesforce, Blackline and Pega;
●	Multi-shore BPO companies, such as Genpact, Cognizant, Exl service, Conduent, Wipro, and WNS; and
●	Smaller, niche service providers in specific verticals or geographic markets.

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

Human Capital

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

As of December 31, 2020, we had approximately 19,000 total employees, of which approximately 625 are part-time employees. We have a global workforce with a majority of our employees located in Americas and EMEA, and the remainder located in India, the Philippines and China. Our employee count fluctuates from time to time based upon the timing and duration of our engagements. We consider our employees to be the foundation for our growth and success. As such, our future success as an organization depends in part on our ability to attract, train, retain, and motivate qualified personnel. We are also fully committed to developing and fostering a culture of diversity and inclusion, and understand that our ability to identify and hire talented individuals from all backgrounds and perspectives is key to our continued success.

●	Diversity and inclusion. We believe that a diverse workforce is critical to our success, and we continue to focus on the hiring, retention, and advancement of women and underrepresented populations. Our recent efforts have been focused in three areas: giving back and supporting the social issues impacting our communities and people, expanding our efforts to recruit and hire world-class diverse talent, and identifying strategic partners to accelerate our inclusion and diversity programs.
●	Compensation and benefits. We offer a complete set of benefits for our employees, including competitive base salaries and annual cash bonuses, as well as comprehensive health benefits, retirement plans, and a generous time off policy. In addition, we have used targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly those with critical engineering skills and experience.
●	Health, safety, and wellness. Health, safety, and wellness. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. These include benefits that provide protection and security so our people can have peace of mind concerning events that may require time away from work or that impact their financial well-being, benefits that support our people’s physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors, and benefits that offer choice, where possible, so our people can customize benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and their families, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our employees work from home, while implementing additional safety measures for employees continuing critical on-site work.
●	Talent development. We invest significant resources to develop the talent needed to continue to be a leader in our industry. We deliver numerous training opportunities, provide rotational assignment opportunities, have expanded our focus on continuous learning and development, and implemented industry leading methodologies to manage performance, provide feedback and develop talent. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations. We provide a series of employee workshops around the globe that support professional growth and development. Additionally, our manager and employee forum programs provide an ongoing opportunity for employees to practice and apply learning around conversations aligned with our annual review process. We also have an employee development website that provides quick access to learning resources that are personalized to the individual's development needs.
●	Building connections - with each other and our communities. We believe that building connections between our employees, their families, and our communities creates a more meaningful, fulfilling and enjoyable workplace. Our employees are passionate about many causes, so our corporate giving and volunteering programs support and encourage employees by engaging with those causes. We are active and involved members in the communities in which our employees live and work, and we promote a culture of volunteering and giving back.

We locate our operation centers in areas where the value proposition it offers is attractive relative to other local opportunities, resulting in an engaged educated multi-lingual workforce that is able to make a meaningful global contribution from their local marketplace. We offer our employees a focused set of training programs to increase their skills and leadership capabilities with the goal of creating a long-term funnel of talent to support the Company’s continued growth. Additionally, our proprietary platforms enable rapid learning and facilitate knowledge transfer among employees, reducing training time.

Human Capital Management (HCM)

During 2019, we moved the majority of our employees to our proprietary human capital management platform, HCM. This platform integrates with our existing offerings and is designed to help an enterprise and its employees manage the data and processes relevant to the entire employment lifecycle from recruitment to retirement.  By providing digital management and data tracking for human capital, we enable reduction in administrative overhead and enhanced management of human capital productivity while improving the overall experience. Our human capital management platform is now available for sale.

Executive Officers

The following table sets forth information concerning our executive officers as of March 22, 2021:

Name	Age	Position
Ronald Cogburn	65	Chief Executive Officer
Shrikant Sortur	48	Chief Financial Officer
Suresh Yannamani	55	President
Mark Fairchild	61	President, Exela Smart Office
Srini Murali	48	President, Americas and APAC
Vitalie Robu	49	President, EMEA

Ronald Cogburn is our Chief Executive Officer and served as Chief Executive Officer of SourceHOV from 2013 until the closing of the Novitex Business Combination. Mr. Cogburn has been part of companies that were predecessors to SourceHOV since 1993, bringing over 30 years of diversified experience in executive management, construction claims consulting, litigation support, program management project management, cost estimating, damages assessment and general building construction. Mr. Cogburn has also been a principal of HGM since 2003. Prior to his role as Chief Executive Officer of SourceHOV, Mr. Cogburn was SourceHOV’s President, KPO from March 2011 to July 2013. Prior to this role, Mr. Cogburn was the President of HOV Services, LLC from January 2005 to September 2007, providing executive leadership during the company’s growth to its IPO on the India Stock Exchange in September 2006. Mr. Cogburn has a BSCE in Structural Design/Construction Management from Texas A&M University and is a registered Professional Engineer.

Shrikant Sortur is our Chief Financial Officer and served as Executive Vice President, Global Finance from the Novitex Business Combination in 2017 until May 15, 2020. Mr. Sortur served as Senior Vice President, Global Finance of SourceHOV from 2016 until the closing of the Novitex Business Combination. He was responsible for SourceHOV’s finance and accounting groups and led financial operations, activities, plans and budgets. Mr. Sortur’s career spans more than 19 years of varied experience in financial management, accounting, reporting, and lean operations. Mr. Sortur served in other management roles in predecessor companies to SourceHOV from 2002 until the closing of the Novitex Business Combination. Mr. Sortur also acted as Vice President of Finance of SourceHOV from June 2015 to May 2016. Mr. Sortur acted as Director of Financial Planning and Analysis, TPS from January 2014 to June 2015. Prior to this role, Mr. Sortur was the Director of Financial Planning and Analysis, North America Operations from January 2012 to December 2013. Mr. Sortur acted as Controller for HOV Global from January 2009 to December 2011. Mr. Sortur was a Senior Accounting Manager for HOV Services, LLC / Lason, Inc. from May 2004 to December 2008 and worked for the SourceHOV group as a Manager, Finance & Accounts for Lason India Ltd. from December 2002 to May 2014. From March 1999 to December 2002, Mr. Sortur served as General Manager, Finance at SRM Technologies, a business solutions and technology provider specializing in software design and development, systems integration, web services, enterprise mobilization, and embedded solutions development. From June 1997 to February 1999, Mr. Sortur served as Junior Manager, Finance and Accounting for Steel Authority of India, a large state-owned steel making company based in New Delhi, India. Mr. Sortur graduated from Osmania University with a bachelor’s degree in accounting and is a Certified Public Accountant (CPA), Chartered Accountant (CA), and Certified Management Accountant (CMA).

Suresh Yannamani is our President and served as President, Americas of SourceHOV from 2011 until the closing of the Novitex Business Combination, and has been a part of companies that were predecessors to SourceHOV from 1997 until the closing of the Novitex Business Combination. Mr. Yannamani oversees the sales and operations and plays a large part in scaling the transaction processing solutions practice and enterprise solution strategy for healthcare, financial services and commercial industries. Mr. Yannamani was also President of HOV Services, LLC from 2007 to 2011, serving customers in the healthcare, financial services, insurance and commercial industries. Mr. Yannamani was the Executive Vice President of BPO services for Lason from 1997 to 2007 prior to its acquisition by HOV Services, LLC. Mr. Yannamani also served in management roles at IBM from 1995 to 1997, managing the design, development, and implementation of financial management information systems for the public sector and worked for Coopers & Lybrand as a consultant in public audits from 1992 to 1994. Mr. Yannamani has a bachelor’s degree in Chemistry from the University of London and holds an MBA from Eastern Michigan University.

Mark D. Fairchild is our President, Exela SmartOffice and served as President of Exela Enterprise Solutions from the Novitex Business Combination until January 2019 and prior to that served as President, Europe, of SourceHOV from the merger of BancTec and SourceHOV in 2014, having served in management roles at BancTec since 1985. With more than 30 years of executive experience in the financial services industry, Mr. Fairchild specializes in global account management, transaction processing services, software solutions and hardware technology products. In 2005, Mr. Fairchild was appointed Chief Technology Officer of BancTec and was responsible for the company’s software and hardware products, manufacturing and internal IT services until 2014. Prior to this role, Mr. Fairchild acted as Vice President for International Operations of BancTec from 2001 to 2005 and VP of European Operations from 1998 to 2001. In his role as International Systems Director from 1991 to 1998, Mr. Fairchild led the European software teams, implementing payment platforms throughout the region. As Director of Engineering of BancTec from 1989 to 1991, Mr. Fairchild led the research and development team that introduced a new high-speed digital image processing system that formed the base of BancTec’s ImageFIRST product portfolio. Mr. Fairchild joined BancTec as a Project Manager, a position he held from 1985 to 1986. He began his career as a software developer at British Aerospace, where he worked from 1981 to 1985. Mr. Fairchild graduated with honors from Manchester University with a bachelor’s degree in aeronautical engineering and holds an MBA from London Business School.

Srini Murali is our President, Americas and APAC and served as Chief Operating Officer Americas and APAC from the Novitex Business Combination until January 2019. He is responsible for all sales, operations and business strategy functions across the Americas and Asia Pacific. Prior to the Novitex Business Combination, Mr. Murali served as Senior Vice President, Operations for the Americas and APAC regions for SourceHOV, creating global operating strategies, developing client relationships, and overseeing compliance. Mr. Murali has been a part of predecessor companies to SourceHOV since 1993. During his tenure, Mr. Murali has held analysis, product development, IT, and operational roles. In 2010, Mr. Murali took on a broader scope of responsibility as SourceHOV’s Senior Vice President of Global Operations and IT. Mr. Murali has served in executive-level leadership roles at companies that preceded SourceHOV since 2007, when he was appointed Vice President of IT and Technology. Prior to these management roles, Mr. Murali served as Director of Information Technology for Lason from 2002 to 2007, and as an Application Development Manager for Lason from 1998 to 2002. Before joining Lason, Mr. Murali worked as a Systems Engineer for Vetri Systems from 1996 to 1998. Mr. Murali graduated with a bachelor’s degree in mathematics and statistics from Loyola College, Chennai, and earned an MBA from Davenport University, Michigan.

Vitalie Robu is our President, EMEA and served as Chief Operating Officer, EMEA from the Novitex Business Combination until January 2019. Mr. Robu is responsible for all sales, operations and business strategy functions across Europe, the Middle East and Africa. Mr. Robu specializes in transaction processing services, technology products, and software solutions, and has over 20 years of international management experience in the private and public sectors. Prior to the Novitex Business Combination, he served as Senior Vice President, Operations for the European region of SourceHOV from 2014. From 2010 to 2014, Mr. Robu held the position of President and Executive Director of DataForce UK, a business process outsourcing and software provider that was part of SourceHOV. Prior to joining the SourceHOV group, Mr. Robu served as Manager of Investment and Insurance Products for Citibank EMEA in London from 2007 to 2010. Mr. Robu has degrees in International Relations from the National School for Political Studies, Bucharest and Physics from the State University of Moloves, and earned an MBA from IMD — International Institute for Management Development, Lausanne.

Reverse Stock Split

At the 2020 Annual Meeting, our stockholders authorized our Board of Directors, in its discretion, to amend our COI to effect a reverse split of our outstanding Common Stock at a ratio between one-for-three and one-for-ten, with such final ratio to be determined by the Board of Directors following the special meeting (the “Reverse Stock Split”). On January 22, 2021, the Board of Directors determined to set the Reverse Stock Split ratio at one-for-three and approved the final form of the certificate of amendment to our COI to effectuate the Reverse Stock Split, which was filed with the

Secretary of State of the State of Delaware on January 25, 2021. The Reverse Stock Split became effective in accordance with the terms of the certificate of amendment at 5:00 p.m. Eastern Time on that date, at which time every three (3) shares of Common Stock issued and outstanding automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. Fractional shares were not issued as a result of the Reverse Stock Split. Stockholders who would otherwise have been entitled to a fractional share of Common Stock instead received cash in lieu of fractional shares based on the closing sales price of the Company’s Common Stock as quoted on The Nasdaq Capital Market on January 25, 2021.

The Reverse Stock Split resulted in a proportionate adjustment to the per share exercise price and the number of shares of Common Stock issuable upon the exercise of our outstanding stock options and warrants, as well as the number of shares of Common Stock eligible for issuance under the Company’s 2018 Stock Incentive Plan. In addition, the conversion rate of our preferred stock was equitably adjusted following the Reverse Stock Split, such that the conversion rate is now 0.3030 (previously 0.9090) and the Conversion Price is $26.40 (previously $8.80), with the effect that immediately following the Reverse Stock Split, each share of Preferred Stock converts into 1/3rd of the number of shares of Common Stock into which it was convertible immediately prior to Reverse Stock Split. Similarly, as a result of the Reverse Stock Split, the number of shares of Common Stock issuable on exercise of each of our warrants has been decreased in proportion to such decrease in outstanding shares of Common Stock. As a result, each warrant previously exercisable for one-half a share at $5.75 per half share ($11.50 per share), is now exercisable for one-sixth of a share at $5.75 per one-sixth of a share ($34.50 per share).

Except as otherwise indicated, all share and per share information herein gives proforma effect to the Reverse Stock Split.

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

As of December 31, 2020, we had approximately $1.5 billion of long-term debt, excluding current maturities. In the fourth quarter of 2019, we announced a debt reduction and liquidity improvement initiative, which is part of the Company’s strategic priority to position the Company to long-term success and increased stockholder value. As the first step of this initiative, the Company entered into accounts receivable securitization facilities and sold two non-core assets during 2020 and continues to pursue the sale of other non-core assets. While the Company seeks to repay and/or refinance a material portion of its indebtedness, there can be no assurance that such plan will be successful in whole or in part and, even if the plan is successful, we will still have a substantial amount of indebtedness outstanding. On March 26, 2020, the Delaware Court of Chancery entered a judgment against one of our subsidiaries in the amount of $57,698,426 inclusive of costs and interest arising out of the Appraisal Action, which judgment will continue to accrue interest, until paid, at the legal rate, compounded quarterly. The Company was unsuccessful in its appeal of the judgment, and the petitioners aggressively continue to seek to enforce the judgment, including an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV, and an action against SourceHOV and certain of its directors and officers alleging creditor derivative claims relating to the Company’s securitization facilities. In early February 2021, petitioners also filed a motion for a preliminary injunction in the derivative action in which they seek a court order freezing certain property and prohibiting certain transfers and payments by Exela subsidiaries other than SourceHOV, including preventing them from paying their creditors unless the payments are made equally among Exela’s other creditors and toward the Appraisal Action liability. If the petitioners are successful in their efforts to accelerate payment of the entire judgment, such action could have a material adverse effect on our liquidity and/or cause certain of our secured lenders to take action adverse to us.

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

Our future profitability depends on, among other things, our ability to generate revenue in excess of our expenses. However, we have significant and continuing fixed costs relating to the maintenance of our assets and business, including debt service requirements, which we may not be able to reduce adequately to sustain such profitability if our revenue decreases. Our future profitability also may be impacted by non-cash charges such as stock-based compensation charges and potential impairment of goodwill, which will negatively affect our reported financial results. Even if we achieve profitability on an annual basis, we may not be able to achieve profitability on a quarterly basis. You should not consider prior revenue growth as indicative of our future performance. In fact, in future quarters, we may not have any revenue growth or our revenue could decline. We may incur significant losses in the future for a number of reasons and risks described elsewhere herein and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events.

Our ability to generate positive cash flow depends on our ability to generate collections from sales in excess of our cash expenditures. Our ability to generate and collect on sales can be negatively affected by many factors, including but not limited to our inability to convince new customers to use our services or existing customers to renew their contracts or use additional services; the lengthening of our sales cycles and implementation periods; changes in our customer mix; a decision by any of our existing customers to cease or reduce using our services; failure of customers to pay our invoices on a timely basis or at all; a failure in the performance of our solutions or internal controls that adversely affects our reputation or results in loss of business; the loss of market share to existing or new competitors; the failure to enter or succeed in new markets; regional or global economic conditions or regulations affecting perceived need for or value of our services; or our inability to develop new offerings, expand our offerings or drive adoption of our new offerings on a timely basis and thus potentially not meeting evolving market needs.

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

In 2020, we restated certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor and customer confidence and raise reputational issues.

In 2020, we restated our consolidated financial statements and related disclosures for the years ended December 31, 2018 and December 31, 2017 and restated each of the quarterly periods for the nine months ended September 30, 2019 and for the year ended December 31, 2018. As a result, we incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks, costs and uncertainties, including the risk of related litigation, which may affect investor and customer confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.

As of December 31, 2020, our goodwill balance was $359.8 million which represented 31.1% of total consolidated assets. We are required under GAAP to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business or business segments. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could have a material adverse impact on our results of operations. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities, including. our Common Stock.

The HGM Group has significant influence over us and our corporate governance.

The HGM Group may be deemed to have voting control of over 40% of our Common Stock. As long as the HGM Group owns or controls a significant percentage of outstanding voting power, it will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. In addition, pursuant to the terms of the Director Nomination Agreement, the HGM Group has certain nomination rights with respect to our board of directors and consent rights over certain of our corporate actions.

Additionally, the HGM Group’s interests may not align with the interests of our other stakeholders. The HGM Group is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The HGM Group may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, our certificate of incorporation provides that we renounce any interest or expectancy in the business opportunities of the HGM Group and that it shall not have any obligation to offer to us those opportunities unless presented to one of our directors or officers in his or her capacity as a director or officer of Exela.

Certain of our contracts are subject to termination rights, audits and/or investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts and have an adverse effect on our business, results of operations and financial condition.

Many of our customer contracts may be terminated by our customers without cause and without any fee or penalty, with only limited notice. Any failure to meet a customer’s expectations, as well as factors beyond our control, including a customer’s financial condition, strategic priorities, or mergers and acquisitions, could result in a cancellation or non-renewal of such a contract or a decrease in business provided to us and cause our actual results to differ from our forecasts. We may not be able to replace a customer that elects to terminate or not renew its contract with us, which would reduce our revenues.

In addition, a portion of our revenues is derived from contracts with the U.S. federal and state governments and their agencies and from contracts with foreign governments and their agencies. Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of, or terminate, these projects for lack of approved funding and/or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions (e.g., during a government shutdown) or other debt or funding constraints could result in lower governmental sales and in our projects being reduced in price or scope or terminated altogether, which also could limit our recovery of incurred costs, reimbursable expenses and profits on work completed prior to the termination. The public procurement environment is unpredictable and this could adversely affect our ability to perform work under new and existing contracts. Also, our government business is subject to the risk that one or more of our potential contracts or contract extensions may be diverted by the contracting agency to a small or disadvantaged or minority-owned business pursuant to set-aside programs may be bundled into large multiple award contracts for very large businesses. These risks can potentially have an adverse effect on our revenue growth and profit margins.

Moreover, government contracts are generally subject to audits and investigations by government agencies. If the government finds that it inappropriately charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. Additionally, if the government discovers improper or illegal activities or contractual non-compliance (including improper billing), we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could be substantial. Further, the negative publicity that could arise from any such penalties, sanctions or findings in such audits or investigations could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and could materially adversely affect our results of operations and financial condition.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common Stock.

Our Common Stock is currently listed for trading on The Nasdaq Capital Market, and the continued listing of our Common Stock on The Nasdaq Capital Market is subject to our compliance with a number of listing standards, including the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Rule 5550(a)(2) of the Nasdaq Listing Rules and Nasdaq Listing Rule 5550(b)(2) requiring the Market Value of Listed Securities (“MVLS”) to be at or above $35 million and Nasdaq Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC. During 2020, we failed to meet each of these requirements, and while we are currently in compliance with these requirements, there can be no assurance that we will continue to satisfy these or. other continuing listing requirements and remain listed on The Nasdaq Capital Market. If our Common Stock were no longer listed on The Nasdaq Capital Market, investors might only be able to trade on one of the over-the-counter markets. This would impair the liquidity of our Common Stock not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. In addition, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	a limited amount of news and analyst coverage for us; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

A further downgrade of our credit ratings could, among other things:

●	limit our ability to access capital or otherwise adversely affect the availability of other new financing on favorable terms, if at all;
●	result in more restrictive covenants governing the terms of any future indebtedness that we may incur;
●	cause us to refinance indebtedness with less favorable terms and conditions, which debt may require collateral and restrict, among other things, our ability to pay distributions or repurchase shares;
●	increase our cost of borrowing;
●	adversely affect the market price of our outstanding debt securities; and
●	impair our business, financial condition and results of operation.

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

Our industry is highly competitive, fragmented and subject to rapid change. We compete primarily against large multi-national information technology companies, focused BPO companies based in offshore locations, BPO divisions of information technology companies located in India, other BPO and BPA and consulting providers that focus on the legal sector and the in-house capabilities of our customers and potential customers. These competitors may include entrants from adjacent industries or entrants in geographic locations with lower costs than those in which we operate.

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

We provide certain business process solutions for customers that, for financial, legal or other reasons, may present higher risks compared to other types of claims processing or document management engagements. Examples of higher risk engagements include, but are not limited to:

●	class action and other legal distributions involving significant sums of money;
●	economic analysis and expert testimony in high stakes legal matters; and
●	engagements where we receive or process sensitive data, including personal consumer or private health information.

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

We have derived, and believe that in the foreseeable future we will continue to derive, a significant portion of our revenues from a small number of customers. While we have no one customer that accounts for more than 10% of our revenue, for each of the years ended December 31, 2020 and 2019, our ten largest customers accounted for approximately 26% of our revenues. Our ability to maintain close relationships with these and other major customers is essential to the growth and profitability of our business. However, the volume of work performed for a specific customer is likely to vary from year to year. A major customer in one year may not provide the same level of revenues for us in any subsequent year and there can be no assurance that any customer will extend or renew its contract with us. The business process solutions we provide to our customers, and the revenues and net income from those services, may decline or vary as the type and quantity of services we provide change over time. Furthermore, our reliance on any individual customer for a significant portion of our revenues may give that customer a certain degree of pricing leverage against us when negotiating contracts and terms of service.

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

A substantial portion of our revenues are derived from three specific industry based segments: ITPS, HS, and LLPS. Customers in ITPS accounted for 77.8 and 79.0% of our revenues in 2020 and 2019, respectively. Customers in HS accounted for 16.9% and 16.4% of our revenues in 2020 and 2019, respectively. Customers in LLPS accounted for 5.3% and 4.6% of our revenues in 2020 and 2019, respectively. Our success largely depends on continued demand for our services from customers in these segments, and a downturn or reversal of the demand for business process solutions in any of these segments, or the introduction of regulations that restrict or discourage companies from engaging our services, could materially adversely affect our business, financial condition and results of operations. For example, consolidation in any of these industries or combinations or mergers, particularly involving our customers, may decrease the potential number of customers for our services. We have been affected by the worsening of economic conditions and significant consolidation in the financial services industry and continuation of this trend may negatively affect our revenues and profitability. The COVID-19 pandemic, may lead to further increased consolidation in the financial services industry as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility.

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

Currency fluctuations among the Euro, British Pound, Swedish Krona, Indian rupee, the Philippine Peso, the Mexican Peso, the Canadian Dollar, the Chinese Yuan and the U.S. Dollar could have a material adverse effect on our results of operations.

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

Further, although we do not currently take steps to hedge our foreign currency exposures, should we choose in the future to implement a hedging strategy, there can be no assurance that our hedging strategy will be successful.

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

We process, support and execute financial transactions, and disburse funds, on behalf of both government and commercial customers, often in partnership with financial institutions. This activity includes receiving debit and credit card information, processing payments for and due to our customers and disbursing funds on payment or debit cards to payees of our customers. As a result, the transactions we process may be subject to numerous United States (both federal and state) and foreign jurisdiction laws and regulations, including the Electronic Fund Transfer Act, as amended, the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended, the Gramm-Leach-Bliley Act, as amended, and the USA PATRIOT ACT of 2001, as amended. Other United States (both federal and state) and foreign jurisdiction laws apply to our processing of certain financial transactions and related support services. These laws are subject to frequent changes, and new statutes and regulations in this area may be enacted at any time. Changes to existing laws, the introduction of new laws in this area or failure to comply with existing laws that are applicable to us may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines and/or criminal prosecution, unfavorable publicity, restrictions on our ability to process and support financial transactions and allegations by our customers, partners and clients that we have not performed our contractual obligations. Any of these could materially adversely affect our results of operations and financial condition.

The Reverse Stock Split may decrease the liquidity of the shares of our Common Stock and the resulting market price of our Common Stock may not attract or satisfy the investing requirements of new investors, including institutional investors.

Effective January 25, 2021, we completed the Reverse Stock Split. The effect of the Reverse Stock Split upon the future market price of our Common Stock cannot be predicted with certainty. The liquidity of the shares of our Common Stock may also be affected adversely by the Reverse Stock Split given the reduced number of shares outstanding following the Reverse Stock Split. Additionally, the Reverse Stock Split may increase the number of shareholders who own odd lots (less than 100 shares) of our Common Stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales. Moreover, there can be no assurance that the Reverse Stock Split will result in a share price that will attract new investors, including institutional investors, and there can be no assurance that the market price of our Common Stock will satisfy the investing requirements of these investors. Consequently, the trading liquidity of our Common Stock may not necessarily improve as a result of the Reverse Stock Split.

General Risk Factors

Our results of operations could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19) or similar public health events.

Our results of operations could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19) or similar public heath events. While we remain hopeful that the effects of the coronavirus pandemic on our world and our business will subside with the continuing roll out of vaccines, we continue to have two priorities: the safety and wellbeing of our employees and their families, and maintaining our ability to provide services to our customers in these unprecedented times. The global spread of the coronavirus (COVID-19) has created significant volatility and uncertainty and economic disruption. The extent to which the coronavirus pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our customers to pay for our services and solutions; and any closures of our and our customers' offices and facilities. The spread of the coronavirus has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Our results of operations could be adversely affected by economic and political conditions, creating complex risks, many of which are beyond our control.

Our business depends on the continued demand for our services, and if current global economic conditions worsen, our business could be adversely affected by our customers’ financial condition and level of business activity. Along with our customers we are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, disease, military action and the threat of terrorism. In particular, we currently derive, and are likely to continue to derive, a significant portion of revenues from customers located in North America and EMEA. Any future decreases in the general level of economic activity in these markets, such as decreases in business and consumer spending and increases in unemployment rates as we experienced as a result of the COVID-19 pandemic, could result in a decrease in demand for our services, thus reducing our revenue. For example, certain customers may decide to reduce or postpone their spending on the services we provide, and we may be forced to lower our prices. Other developments in response to economic events, such as consolidations, restructurings or reorganizations, particularly involving our customers, could also cause the demand for our services to decline, negatively affecting the amount of business that we are able to obtain or retain. We may not be able to predict the impact such conditions will have on the industries we serve and may be unable to plan effectively for or respond to such impact. In response to economic and market conditions, from time to time we have undertaken or may undertake initiatives to reduce our cost structure where appropriate, such as consolidation of resources to provide functional region-wide support to our international subsidiaries in a centralized fashion. These initiatives, as well as any future workforce and facilities reductions we may implement, may not be sufficient to meet current and future changes in economic and market conditions and allow us to continue to achieve the growth rates expected. In addition, costs actually incurred in connection with certain restructuring actions may be higher than our estimates of such costs and/or may not lead to the anticipated cost savings.

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

We collect and retain large volumes of internal and customer data, including personally identifiable information and other sensitive data both physically and electronically, for business purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. Safeguarding customer, employee and our own data is a key priority for us, and our customers and employees have come to rely on us for the protection of their personal information. Augmented vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to our security and the security of our customers, partners, suppliers and third-party service providers, and to the confidentiality, availability and integrity of data owned by us or our customers. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromise of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. Despite protective measures, we may not be successful in preventing security breaches which compromise the confidentiality and integrity of this data. While an attempt is made to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain vulnerable to such threats. The risk of such threats may be heightened as a result of the extended period of remote work arrangements occasioned by the COVID-19 pandemic.

The sensitive, confidential or personal data or information that we have access to is also subject to privacy and security laws, regulations or customer-imposed controls. The regulatory environment, as well as the requirements imposed on us by the industries we serve governing information, security and privacy laws is increasingly demanding. Maintaining compliance with applicable security and privacy regulations may increase our operating costs and/or adversely impact our ability to provide services to our customers. Furthermore, a compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee or our data which could harm our reputation or result in remedial and other costs, fines or lawsuits. In addition, a cyber-related attack could result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action. Fraud, employee negligence, and unauthorized access, including, malfunctions, viruses and other events beyond our control, may lead to the misappropriation or unauthorized disclosure of sensitive or confidential information we process, store and transmit, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. As a result, we may be subject to monetary damages, regulatory enforcement actions or fines under federal legislation, such as, the Gramm-Leach-Bliley Act and HIPAA, as well as various states’ laws, such as the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020 or under the GDPR in Europe. Similarly, regulations such as the Health Information Technology for Economic and Clinical Health Act provisions of the American Recovery and Reinvestment Act of 2009 expand the obligations of “covered entities” and their business associates, including certain mandatory breach notification requirements. In addition to any legal liability, data or security breaches may lead to negative publicity, reputational damage and otherwise adversely affect the results of our operations.

Our industry may be adversely impacted by a negative public reaction in the U.S. and elsewhere to providing certain of our services from outside the U.S. and related legislation.

We have based our strategy of future growth on certain assumptions regarding our industry and future demand in the market for the provision of business process solutions in part using offshore resources. However, providing services from offshore locations is a politically sensitive topic in the U.S. and elsewhere, and many organizations and public figures have publicly expressed concern about a perceived association between offshore service providers and the loss of jobs in their home countries. In addition, there has been some publicity about the negative experience of certain companies that provide their services offshore, particularly in India. The trend of providing business process solutions offshore may not continue and could reverse if companies elect to develop and perform their business processes internally or are discouraged from transferring these services to offshore service providers. Any slowdown or reversal of existing industry trends could negatively affect the amount of business that we are able to obtain or retain. and could have a material and adverse effect on our business, results of operations, financial condition and cash flows.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 and based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to material weaknesses in our internal control over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the price of our Common Stock.

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

Increased labor costs due to competition, increased minimum wage or employee benefits costs (including various federal, state and local actions to increase minimum wages), unionization activity or other factors would adversely impact our cost of sales and operating expenses. For example, as minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. As a result, we anticipate that our labor costs will continue to increase.

We are also subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime, and working conditions and immigration status. Legislated increases in the minimum wage and increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Should our employees become represented by unions, we would be obligated to bargain with those unions with respect to wages, hours, and other terms and conditions of employment, which could increase our labor costs. Moreover, as part of the process of union organizing and collective bargaining, strikes and other work stoppages may occur, which could cause disruption to our business. In addition, many employers have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages or record breaks properly, with such actions sometimes brought as class actions or under “private attorney general” statutes. These actions can result in material liabilities and expenses. Should we be subject to employment litigation, such as actions involving wage-hour, overtime, break, and working time, we may distract our management from business matters and result in increased labor costs. If costs of labor increase significantly, our business, results of operations, and financial condition may be adversely affected.

New, more stringent privacy and data security regulations may have a negative impact on our business.

Any inability to adequately address privacy and security concerns could result in expenses and liability, and adverse impact on us. Moreover, international privacy and data security regulations may become more complex and have greater consequences. For instance, as of May 25, 2018, the General Data Protection Regulation, or GDPR, has replaced the Data Protection Directive with respect to the collection and use of personal data of data subjects in the EU. The GDPR applies extra territorially and imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data, other special categories of personal data and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU Member States may result in fines of up to €20,000,000 or up to 4%

of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

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

We operate internationally, and we are subject to anti-corruption laws and regulations, including the FCPA, the U.K. Bribery Act and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures, including anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. These laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the U.S. and other business entities for the purpose of obtaining or retaining business. We have implemented policies to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that all of our and our subsidiaries’ employees, consultants, and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible. We are also subject to certain economic and trade sanctions programs that are administered by the Department of Treasury’s Office of Foreign Assets Control, or OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Our subsidiaries may be subject to additional foreign or local sanctions requirements in other relevant jurisdictions.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We lease and own numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, the Philippines, and China. The size of our active property portfolio as of December 31, 2020 was approximately 3.9 million square feet (sq. ft.) comprised of 143 leased properties and 9 owned properties, including offices, sales offices, service locations, and production facilities. Many of our operating facilities are equipped with fiber connectivity and have access to other power sources. Substantially all of our operations facilities are leased under long term leases with varying expiration dates, except for the following owned locations: (i) two operations facilities in India with a combined building area of approximately 78,000 sq. ft., respectively, (ii) an operating facility in Georgiana, Alabama with an approximate building area of 20,000 sq. ft., (iii) an operating facility in Tallahassee, Florida consisting of four buildings with a combined building area of approximately 21,000 sq. ft., (iv) an operating facility in Troy, Michigan that will serve as the Company’s primary data center with an approximate building area of 66,000 sq. ft. (v) an operating facility in Egham, England with an approximate building area of 11,000 sq. ft., and (vi) an innovation center in New York, NY with an approximate building area of 2,200 sq. ft. We also maintain an operating presence at approximately 900 customer sites.

Our properties are suitable to deliver services to our customers for each of our business segments. Our management believes that all of our properties and facilities are well maintained.

ITEM 3.   LEGAL PROCEEDINGS

Appraisal Action

On September 21, 2017, former stockholders of SourceHOV, who owned 10,304 shares of SourceHOV common stock, filed an Appraisal Action. The Appraisal Action arose out of a preliminary transaction in connection with the Novitex Business Combination, and the petitioners sought, among other things, a determination of the fair value of their shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. During the trial the parties and their experts offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination. SourceHOV argued the value was no more than $1,633.85 per share and the appraisal petitioners argued the value was at least $5,079.28 per share. On January 30, 2020, the Court issued its post-trial Memorandum Opinion in the Appraisal Action, in which it found that the fair value of SourceHOV as of the date of the Novitex Business Combination was $4,591 per share, and on March 26, 2020, the Court issued its final order awarding the petitioners $57,698,426 inclusive of costs and interest. Per the Court’s opinion, the legal rate of interest, compounded quarterly, accrues on the per share value from the July 2017 closing date of the Novitex Business Combination until the date of payment to petitioners. As of December 31, 2020, the Company has accrued a liability of $60.7 million for the Appraisal Action based on management’s best estimate of SourceHOV’s total payment obligation including accrued interest as of such date.

SourceHOV appealed the judgment in the Appraisal Action on June 30, 2020. On January 22, 2021, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery in favor of the petitioners. To date, SourceHOV has not paid the judgment in the Appraisal Action, and the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

The appraisal petitioners have filed additional actions to recognize the judgment against SourceHOV, an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV, and an action against SourceHOV and certain of its directors and officers alleging creditor derivative claims relating to the Company’s securitization facilities. In early February 2021, petitioners also filed a motion for a preliminary injunction in the derivative action in which they seek a court order freezing certain property and prohibiting certain transfers and payments by Exela subsidiaries other that SourceHOV, including preventing them from paying their creditors unless the payments are made equally among Exela’s other creditors and toward the Appraisal Action liability. Although the Company believes that it has valid defenses to these ancillary proceedings and has moved to dismiss them, there can be no assurance that the Company will be successful.

Based on the status of the ancillary proceedings, the Company believes that this matter may not be fully resolved through the courts within the next four fiscal quarters.

Class Action

On March 23, 2020, the Plaintiff, Bo Shen, filed a putative class action against the Company, Ronald Cogburn, the Company’s Chief Executive Officer, and James Reynolds, the Company’s former Chief Financial Officer. Plaintiff claims to be a current holder of 1,333 shares of Company stock, purchased on October 4, 2019 at $4.02/share. Plaintiff asserts two claims covering the purported class period of March 16, 2018 to March 16, 2020: (1) a violation of Section 10(b) and Rule 10b-5 of the Exchange Act against all defendants; and (2) a violation of Section 20(a) of the Exchange Act against Mr. Cogburn and Mr. Reynolds. The allegations stem from the Company’s press release, dated March 16, 2020 (announcing the postponement of the earnings call and delay in filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019), and press release and related SEC filings, dated March 17, 2020 (announcing its intent to restate its financial statements for 2017, 2018 and interim periods through September 30, 2019). At this early stage in the litigation, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to this matter; however, the Company has moved to dismiss the case and believes it has meritorious defenses and will vigorously assert them.

Derivative Action

On July 8, 2020 Plaintiff Gregory McKenna filed a shareholder derivative action asserting the following claims against current and former directors and officers of Exela: (1) Violations of Section 14(a) of the Exchange Act; (2) Violations of Section 10(b) and Rule 10b-5 of the Exchange Act; (3) Violations of Section 20(a) of the Exchange Act; (4) breach of fiduciary duty; (5) unjust enrichment; and (6) waste of corporate assets. On December 21, 2020, Plaintiffs Richard W. Moser and Jonathan Gonzalez filed a substantially similar shareholder derivative action, which has been consolidated with the McKenna action. The claims stem from substantially the same factual allegations set forth in the Shen securities class action lawsuit, described above. At this time, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to this matter; however, the Company believes it has meritorious defenses and will vigorously assert them.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the Nasdaq under the symbol “XELA.” Set forth below is the high and low sales price of our Common Stock during the periods presented. Prices are reported on a “last sale” basis. The prices have been adjusted to reflect a one share-for-three shares reverse stock split which became effective on January 25, 2021:

	Sales Price
	High	Low
Year Ended December 31, 2020
Fourth Quarter	$1.95	$1.02
Third Quarter	2.28	0.99
Second Quarter	2.61	0.36
First Quarter	1.62	0.27
Year Ended December 31, 2019
Fourth Quarter	$4.89	$0.81
Third Quarter	9.60	3.27
Second Quarter	12.00	4.95
First Quarter	14.04	9.36

In order for us to maintain the listing of our shares of Common Stock on the Nasdaq, our Common Stock must maintain a minimum bid price of $1.00 as set forth in NASDAQ Marketplace Rule 5550(a)(2). (the “Minimum Price Requirement”). If the closing bid price of our Common Stock is below $1.00 for 30 consecutive trading days, then the closing bid price of the Common Stock must be $1.00 or more for 10 consecutive trading days during a 180-day grace period to regain compliance with the rule. Previously, we were not in compliance with the Minimum Price Requirement but regained compliance following the Reverse Stock Split. We cannot guarantee that we will be able to remain in compliance with the Minimum Price Requirement in the future or satisfy other continued listing requirements. If our Common Stock is delisted from trading on the Nasdaq, it may be eligible for trading over-the-counter, but the delisting of our Common Stock from the Nasdaq could adversely impact the liquidity and value of our Common Stock.

On March 15, 2021, the Company entered into a securities purchase agreement with institutional investors for the purchase and sale of 9,731,819 shares of Common Stock at a price of $2.75 per share and warrants to purchase 9,731,819 shares of Common Stock at an exercise price of $4.00 per share. The offering closed on March 18, 2021.

Stockholders

As of March 18, 2021 we had 66 record holders of our Common Stock.

Dividends

We have not paid any cash dividends on shares of our Common Stock. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements, general financial condition, and is within the discretion of our board of directors.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

Number of Securities
	Number of Securities to		Remaining Available
	be Issued Upon	Weighted Average	for Future Issuance
	Exercise of Outstanding	Exercise Price of	Under Equity
	Options and RSUs	Outstanding Options	Compensation Plans(1)
Plan Category
Equity compensation plans approved by stockholders	1,662,155	11.89	794,885
Equity compensation plans not approved by stockholders	—	—	—
Total	1,662,155	11.89	794,885
(1)	The Company currently maintains the 2018 Stock Incentive Plan, which was approved by our board of directors on December 19, 2017 and subsequently approved by a majority of our stockholders by written consent on December 20, 2017. The 2018 Stock Incentive Plan became effective on January 17, 2018 and there were originally 2,774,589 shares of our Common Stock reserved for issuance under our 2018 Stock Incentive Plan.

Sale of Unregistered Securities

There were no unregistered sales of equity securities in 2020 that have not been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our Common Stock during the period of November 8, 2017 through the year ended December 31, 2020:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
		Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
Year Ended December 31, 2017
Fourth Quarter	16,433	$14.91	16,433	1,650,233
Year Ended December 31, 2018
First Quarter	—	—	16,433	1,650,233
Second Quarter	256,231	14.57	272,664	1,394,002
Third Quarter	75,168	14.89	347,832	1,318,834
Fourth Quarter	501,896	10.76	849,728	816,938
Year Ended December 31, 2019
First Quarter	—	—	849,728	816,938
Second Quarter	79,321	7.53	929,049	737,618
Third Quarter	—	—	929,049	737,618
Total	929,049	$11.68	929,049
(1)	On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company was authorized to purchase up to 1,666,667 shares of its Common Stock through various means, including, open market transactions, privately negotiated transactions or otherwise. The Share Buyback Program has expired. As of December 31, 2020, we had repurchased 929,049 shares of Common Stock under the Share Buyback Program. The Company records treasury stock using the cost method.

Reverse Stock Split

On January 25, 2021, we effected a one-for-three reverse split of our issued and outstanding shares of our Common Stock. At the effective time of the reverse split, every three (3) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. Our Common Stock began trading on The Nasdaq Capital Market on a Reverse Stock Split-adjusted basis on January 26, 2021. There was no change in our ticker symbol as a result of the Reverse Stock Split.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data" of this Annual Report in order to fully understand factors that may affect the comparability of the financial data. The following selected Consolidated Balance Sheet data as of December 31, 2020 and 2019 and selected Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 are derived from our audited financial statements included in Item 8 of this Annual Report. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018	2017	2016
Statements of Operations Information:
Revenue	$1,292,562	$1,562,337	$1,586,222	$1,145,891	$789,926
Cost of revenue (exclusive of depreciation and amortization)	1,023,544	1,224,735	1,213,403	827,544	519,121
Selling, general and administrative expenses (exclusive of depreciation and amortization)	186,104	198,864	184,908	220,955	130,437
Depreciation and amortization	93,953	100,903	138,077	98,890	79,639
Impairment of goodwill and other intangible assets	—	349,557	48,127	69,437	—
Related party expense	5,381	9,501	12,403	33,431	10,493
Operating (loss) income	(16,420)	(321,223)	(10,696)	(104,366)	50,236
Other expense (income), net:
Interest expense, net	173,878	163,449	155,991	129,676	109,414
Debt modification and extinguishment costs	9,589	1,404	1,067	35,512	—
Sundry expense (income), net	(153)	969	(3,271)	2,295	712
Other expense (income), net	(34,788)	14,429	(3,030)	(1,297)	—
Net loss before income taxes	(164,946)	(501,474)	(161,453)	(270,552)	(59,890)
Income tax (expense) benefit	(13,584)	(7,642)	(8,353)	61,068	11,787
Net loss	(178,530)	(509,116)	(169,806)	(209,484)	(48,103)
Dividend equivalent on Series A Preferred Stock related to beneficial conversion feature	—	—	—	(16,375)	—
Cumulative dividends for Series A Preferred Stock	(1,309)	(3,309)	(3,655)	(2,489)	—
Net loss attributable to common stockholders	(179,839)	(512,425)	(173,461)	(228,348)	(48,103)
Loss per share:
Basic	(3.66)	(10.55)	(3.52)	(6.53)	(2.25)
Diluted	(3.66)	(10.55)	(3.52)	(6.53)	(2.25)
Weighted average number of shares outstanding (1):
Basic	49,144,429	48,572,979	49,257,696	34,971,461	21,341,519
Diluted	49,144,429	48,572,979	49,257,696	34,971,461	21,341,519
(1)	Excluding in each case the 1,523,578 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action, which were treated as outstanding until they were returned to the Company.

	As of December 31,
(in thousands)	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents	$68,221	$6,198	$36,206	$39,000	$8,361
Accounts receivable, net of allowance for doubtful accounts	206,868	261,400	270,812	229,704	138,421
Working capital	(131,446)	(147,056)	(123,502)	(68,634)	(41,404)
Total Assets	1,157,779	1,258,324	1,627,823	1,717,232	969,486
Long‑term debt, net of current maturities	1,498,004	1,398,385	1,306,423	1,276,094	983,502
Total liabilities	2,084,311	2,001,365	1,869,082	1,769,029	1,309,387
Total stockholders’ deficit	(926,532)	(743,041)	(241,259)	(51,797)	(339,901)

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Annual Report and our December 31, 2020 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

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

History

We are a former special purpose acquisition company that completed our initial public offering on January 22, 2015. In July 2017, Exela Technologies, Inc. (“Exela”), formerly known as Quinpario Acquisition Corp. 2 (“Quinpario”), completed its acquisition of SourceHOV Holdings, Inc. (“SourceHOV”) and Novitex Holdings, Inc. (“Novitex”) pursuant to the business combination agreement dated February 21, 2017 (“Novitex Business Combination”). In conjunction with the completion of the Novitex Business Combination, Quinpario was renamed Exela Technologies, Inc.

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

As of December 31, 2020, we had approximately 19,000 employees globally, with 59% located in Americas and EMEA, and the remainder located primarily in India, the Philippines and China.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $632.4 million, $721.9 million and $687.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. The majority of our personnel costs are variable and are incurred only while we are providing our services.

Facilities

We lease and own numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, the Philippines, and China. Our owned and leased facilities house general offices, sales offices, service locations, and production facilities.

The size of our active property portfolio as of December 31, 2020 was approximately 3.9 million square feet and comprised of 143 leased properties and 9 owned properties.

We believe that our current facilities are suitable and adequate for our current businesses. Because of the interrelation of our business segments, each of the segments uses substantially all of these properties at least in part.

Key Performance Indicators

We use a variety of operational and financial measures to assess our performance. Among the measures considered by our management are the following:

●	Revenue by segment;
●	EBITDA; and
●	Adjusted EBITDA.

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

Results of Operations

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

	Year Ended December 31,
	2020	2019
Revenue:
ITPS	$1,005,043	$1,234,284
HS	219,047	256,721
LLPS	68,472	71,332
Total revenue	1,292,562	1,562,337
Cost of revenue (exclusive of depreciation and amortization):
ITPS	815,013	1,001,655
HS	159,917	180,045
LLPS	48,614	43,035
Total cost of revenues	1,023,544	1,224,735
Selling, general and administrative expenses (exclusive of depreciation and amortization)	186,104	198,864
Depreciation and amortization	93,953	100,903
Impairment of goodwill and other intangible assets	—	349,557
Related party expense	5,381	9,501
Operating loss	(16,420)	(321,223)
Interest expense, net	173,878	163,449
Debt modification and extinguishment costs	9,589	1,404
Sundry expense (income), net	(153)	969
Other expense (income), net	(34,788)	14,429
Net loss before income taxes	(164,946)	(501,474)
Income tax expense	(13,584)	(7,642)
Net loss	$(178,530)	$(509,116)

Revenue

For the year ended December 31, 2020, our revenue decreased by $269.8 million, or 17.3%, to $1,292.6 million from $1,562.3 million for the year ended December 31, 2019. We experienced revenue declines in all of our segments primarily due to lower transaction volumes since mid-March as a result of COVID-19. Our ITPS, HS, and LLPS segments constituted 77.8%, 16.9%, and 5.3% of total revenue, respectively, for the year ended December 31, 2020, compared to 79.0%, 16.4%, and 4.6%, respectively, for the year ended December 31, 2019. The revenue changes by reporting segment were as follows:

ITPS— For the year ended December 31, 2020, revenue attributable to our ITPS segment decreased by $229.2 million, or 18.6% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work in late 2019 from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”) in addition to lower transaction volumes since mid-March as a result of COVID-19.

HS— For the year ended December 31, 2020, revenue attributable to our HS segment decreased by $37.7 million, or 14.7% compared to the same period in the prior year primarily due to impact of COVID-19 on our healthcare customers.

LLPS— For the year ended December 31, 2020, revenue attributable to our LLPS segment decreased by $2.9 million, or 4.0% compared to the same period in the prior year primarily due to a decline in legal claims administration services.

Cost of Revenue

For the year ended December 31, 2020, our direct costs decreased by $201.2 million, or 16.4%, compared to the year ended December 31, 2019. In our ITPS and HS segments, the decrease was primarily attributable to the corresponding decline in revenues. Costs on ITPS segment decreased by $186.6 million, or 18.6%, and HS segment decreased by $20.1 million, or 11.2%. Costs on LLPS segment increased by $5.6 million, or 13.0%.

The decrease in cost of revenues was primarily due to a decrease in employee-related costs of $103.1 million, lower travel costs of $4.4 million, lower infrastructure and maintenance costs of $17.6 million and other operating costs of $29.5 million. The lower costs were attributable to cost and capacity management as a result of COVID-19 and transition revenue impact during the year ended December 31, 2020. Cost of revenue includes accelerated amortization of $3.7 million for an operating lease right-of-use asset as the Company decided to permanently close one of its production facilities.

Cost of revenue for the year ended December 31, 2020 was 79.2% compared to 78.4% for the comparable same period in the prior year. The increase in cost of revenues, as a percentage of revenues by 0.8% was primarily due to the impact of costs related to the transition revenue that we expect to be gradually removed to further improve the gross margin profile of the business.

Selling, General and Administrative Expenses

SG&A expenses decreased $12.7 million, or 6.4%, to $186.1 million for the year ended December 31, 2020, compared to $198.9 million for the year ended December 31, 2019. The decrease was primarily attributable to lower employee related costs by $13.0 million, lower travel costs of $4.0 million, lower infrastructure and maintenance costs of $1.8 million and lower other costs of $4.3 million offset by higher professional fees of $10.4 million.

SG&A expenses increased as a percentage of revenues to 14.4% in 2020 as compared to 12.7% in 2019. The increase, as a percentage of revenues by 1.7%, was primarily due to the decline in revenues brought on by the COVID-19 pandemic and the transition revenue.

Depreciation & Amortization

Total depreciation and amortization expense was $94.0 million and $100.9 million for the year ended December 31, 2020 and 2019, respectively. The decrease in total depreciation and amortization expense by $7.0 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the year ended December 31, 2020 compared to the year ended December 31, 2019.

Impairment of Goodwill and Other Intangible Assets

The Company recorded no impairment of goodwill and other intangible assets during the year 2020. Impairment of goodwill and other intangible assets for the year ended December 31, 2019 was $349.6 million.

Related Party Expenses

Related party expense was $5.4 million and $9.5 million for the year ended December 31, 2020 and 2019, respectively. The lower related party expense in 2020 is attributable to the curtailment in reimbursements made to Ex-Sigma and Ex-Sigma 2. In 2019 the Company paid approximately $4.3 million in respect of legal expenses, premium payments on the Margin Loan and other expenses related to secondary offerings that did not recur in 2020.

Interest Expense

Interest expense was $173.9 million and $163.4 million for the year ended December 31, 2020 and 2019, respectively. The increase in interest costs was partially attributable to the interest on securitization facilities and other interest accruals that was not incurred during the corresponding period in 2019.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the years ended December 31, 2020 and 2019 was $9.6 million and $1.4 million respectively. The Company recognized $1.3 million and $8.3 million in debt extinguishment costs during 2020, for the partial debt extinguishment resulting from amendment to the Term Loan in 2020 and the extinguishment of A/R Facility, respectively. The repricing and issuance of the 2019 incremental Term Loans resulted in the partial debt extinguishment, for which Exela recognized $1.4 million in debt extinguishment costs during 2019.

Sundry Expense (Income)

The decrease of $1.1 million over the prior year period was primarily attributable to foreign currency transaction gain / losses associated with exchange rate fluctuations.

Other Expense (Income)

Other expense (income), net was $(34.8) million and $14.4 million for the year ended December 31, 2020 and 2019, respectively. The change was primarily due to the $35.5 million resulting from gain recognized on the sale of SourceHOV Tax, LLC and the $8.7 million gain on the sale of the physical records storage and logistics business. Other expense (income) also includes an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument are recorded directly in earnings. For the year ended December 31, 2020, the fair value of the interest swap liability decreased resulting in a gain of $0.4 million.

Income Tax Expense

We had an income tax expense of $13.6 million and $7.6 million for the year ended December 31, 2020 and 2019, respectively. The change in the income tax expense was primarily attributable to our change in judgment related to the realizability of certain deferred tax assets. The change in the effective tax rate for the year ended December 31, 2020, resulted from permanent tax adjustments and valuation allowances, including valuation allowances against disallowed interest expense deferred tax assets that are not more-likely-than-not to be realized.

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Net Loss	$(178,530)	$(509,116)	$(169,806)
Taxes	13,584	7,642	8,353
Interest expense	173,878	163,449	155,991
Depreciation and amortization	93,953	100,903	138,077
EBITDA	102,885	(237,122)	132,615
Optimization and restructuring expenses (1)	45,616	73,936	54,235
Transaction and integration costs (2)	16,620	5,703	4,121
Non-cash equity compensation (3)	2,846	7,827	7,647
Other charges including non-cash (4)	26,154	21,382	25,554
Loss/(Gain) on sale of assets (5)	114	301	(867)
Loss/(Gain) on business disposals (6)	(44,595)	—	1,363
Debt modification and extinguishment costs	9,589	1,404	1,067
Loss/(Gain) on derivative instruments (7)	375	4,337	(1,897)
Contract costs (8)	4,317	17,046	4,212
Dissenting shareholders expense (relating to the Appraisal Action)	—	10,431	—
Litigation reserve	9,624	—	—
Impairment of goodwill and other intangible assets	—	349,557	48,127
Adjusted EBITDA	173,545	254,802	276,177
(1)	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
(2)	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
(3)	Represents the non-cash charges related to restricted stock units and options that vested during the year at Ex-Sigma in the case of the SourceHOV 2013 Long Term Incentive Plan assumed by it in connection with the Novitex Business Combination and the Company under the 2018 Stock Incentive Plan.
(4)	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
(5)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(6)	Represents a loss/(gain) recognized on the disposal of noncore-business assets.
(7)	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
(8)	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

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

At December 31, 2020, cash and cash equivalents totaled $70.3 million and we had no unutilized availability under our senior secured revolving credit facility.

We currently expect to spend approximately $20.0 to $25.0 million on total capital expenditures over the next twelve months. We will continue to evaluate additional capital expenditure needs that may arise due to changes in the business model due to COVID-19 and remote working. We believe that our operating cash flow and available borrowings under our credit facility will be sufficient to fund our operations for at least the next twelve months.

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

The Company is pursuing a debt reduction and liquidity improvement initiative that contemplates the pursuit of the sale of certain non-core businesses that are not central to the Company’s long-term strategic vision. The disposition of those businesses could reduce indebtedness and enhance the Company’s ability to focus on its core businesses. The Company has retained financial advisors to assist with the sale of select assets. As part of the initiative, the Company has taken steps to increase its liquidity and its overall financial flexibility. The Company expects to use the net proceeds from the initiative for the repayment of debt, with a target reduction of $150.0 to $200.0 million. The Company has set a two-year timetable for completion of the initiative. There can be no assurance that the initiative or any particular element of the initiative will be consummated or will achieve its desired result.

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

On March 26, 2020, the Delaware Court of Chancery entered a judgment against one of our subsidiaries in the amount of $57.7 million inclusive of costs and interest arising out of the petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (pursuant to which former stockholders of SourceHOV sought, among other things, a determination of the fair value of their 10,304 SourceHOV shares at the time of the Novitex Business Combination) (the “Appraisal Action”), which judgment will continue to accrue interest, until paid, at the legal rate, compounded quarterly. SourceHOV appealed the judgment to the Supreme Court of the State of Delaware on June 30, 2020. On January 22, 2021, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery in favor of the appraisal petitioners. As of December 31, 2020, the Company has accrued a liability of $60.7 million for the Appraisal Action based on management’s best estimate of SourceHOV’s total payment obligation including accrued interest as of such date. To date, SourceHOV has not paid the judgment in the Appraisal Action, and the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

The petitioners have filed additional actions seeking to enforce their award against SourceHOV, including an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates. The appraisal petitioners have filed additional actions to recognize the judgment against SourceHOV, an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV, and an action against SourceHOV and certain of its directors and officers alleging creditor derivative claims relating to the Company’s securitization facilities. In early February 2021, petitioners also filed a motion for a preliminary injunction in the derivative action in which they seek a court order freezing certain property and prohibiting certain transfers and payments by Exela subsidiaries other that SourceHOV, including preventing them from paying their creditors unless the payments are made equally among Exela’s other creditors and toward the Appraisal Action liability. If the petitioners are successful in their efforts to accelerate payment of the entire judgment, such action could have a material adverse effect on our liquidity and/or cause certain of our secured lenders to take action adverse to us.

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

On December 17, 2020 certain subsidiaries of the Company entered into a $145.0 million securitization facility with a five year term (the “Securitization Facility”). On December 17, 2020 the Company made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay the A/R Facility, which terminated on such date. The Company used the remaining proceeds for general corporate purposes.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
Cash flows (used in) provided by operating activities	$(29,781)	$(63,851)	$23,600
Cash flows (used in) provided by investing activities	21,438	(25,182)	(58,752)
Cash flows (used in) provided by financing activities	63,362	59,139	(2,605)
Subtotal	55,019	(29,894)	(37,757)
Effect of exchange rates on cash	1,191	139	122
Net increase/(decrease) in cash	56,210	(29,755)	(37,635)

Analysis of Cash Flow Changes between the years ended December 31, 2020, December 31, 2019, and December 31, 2018

Operating Activities— Net cash used in operating activities was $29.8 million for the year ended December 31, 2020, compared to cash used in operating activities of $63.8 million for the year ended December 31, 2019. The increase of $34.0 million in cash flows from operating activities for the year ended December 31, 2020 was due to lower Gross profits in the corresponding period offset by higher cash flow from working capital primarily driven by $46 million improvement in our accounts receivables. “Gross profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization). This decrease in cash flow was significantly offset by higher cash flows from accounts receivables.

Net cash used in operating activities was $63.9 million for the year ended December 31, 2019, compared to $23.6 million cash provided by operating activities for the year ended December 31, 2018. The decrease of $87.5 million in cash flow from operating activities was primarily driven by increase in operating loss by $49.2 million including $35.2 million lower Gross profit and $14.0 million higher selling, general and administrative expenses in 2019 as compared to 2018. “Gross profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization). The rest of the decline was driven mainly by working capital items including $13.7 million pay down of accounts payables and $13.6 million pay down of related party payables as compared to 2018.

Investing Activities— Net cash provided by investing activities was $21.4 million for the year ended December 31, 2020, compared to cash used in investing activities of $25.2 million for the year ended December 31, 2019. The increase of $46.6 million in cash used in investing activities for the year ended December 31, 2020 was primarily due to $50.1 million total cash proceeds received from asset sales, lower additions to Property, plant and equipment and development of internal software offset by partial settlement of the liabilities related to the healthcare acquisition announced early in the first quarter of 2019.

Net cash used in investing activities was $25.2 million for the year ended December 31, 2019, compared to cash used in investing activities of $58.8 million for the year ended December 31, 2018. The decrease of $33.6 million in cash used in investing activities was primarily due to a decrease in cash spent on acquisitions compared to previous year (in 2018 Company made three acquisitions in Europe and acquired certain healthcare assets) as well as lower capital expenditures to add Property, Plant & Equipment.

Financing Activities— Net cash provided by financing activities was $63.4 million for the year ended December 31, 2020, compared to cash provided by financing activities of $59.1 million for the year ended December 31, 2019. The increase of $4.3 million in cash provided by financing activities for the year ended December 31, 2020 was primarily due to the proceeds from securitization facilities and revolving credit facility offset by principal payments made on debt.

Net cash provided by financing activities was $59.1 million for the year ended December 31, 2019, compared to cash used by financing activities of $2.6 million for the year ended December 31, 2018. The increase of approximately $61.7 million in cash provided by financing activities was primarily due to $65 million of revolver draw during 2019.

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

The Repricing Term Loans bear interest at a rate per annum of, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of

(i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans.  The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the existing senior secured term loans that were incurred on July 12, 2017 pursuant to the Credit Agreement. The Repricing Term Loans will mature on July 12, 2023, the same maturity date as the existing senior secured term loans. As of December 31, 2020, the interest rate applicable for the first lien senior secured term loan was 8.3%.

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

Letters of Credit

As of December 31, 2020 and 2019, we had outstanding irrevocable letters of credit totaling approximately $19.5 million and $20.6 million, respectively, under the senior secured revolving facility.

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

Securitization Facilities

On January 10, 2020, certain subsidiaries of the Company entered into the $160.0 million A/R Facility with a five year term. In the A/R Facility, (i) Exela Receivables 1, LLC (the “A/R Borrower”), a wholly-owned indirect subsidiary of the Company, entered into a Loan and Security Agreement (the “A/R Loan Agreement”), dated as of

January 10, 2020, with TPG Specialty Lending, Inc., as administrative agent (the “A/R Administrative Agent”), PNC Bank National Association, as LC Bank (the “A/R LC Bank”), the lenders (each, an “A/R Lender” and collectively the “A/R Lenders”) and the Company, as initial servicer, pursuant to which the A/R Lenders made loans (the “A/R Loan”) to the A/R Borrower used to purchase certain receivables and related assets from its sole member, Exela Receivables Holdco, LLC (the “A/R Parent SPE”), a wholly-owned indirect subsidiary of the Company, (ii) sixteen other indirect, wholly-owned U.S. subsidiaries of the Company (collectively, the “A/R Originators”) sold or contributed to the A/R Parent SPE certain receivables and related assets in consideration for a combination of cash, equity in the A/R Parent SPE and/or letters of credit issued by the A/R LC Bank to the A/R Originators; and (iii) the A/R Parent SPE sold or contributed to the Borrower certain receivables and related assets in consideration for a combination of cash, equity in the A/R Borrower and/or letters of credit issued by the LC Bank to the beneficiaries elected by A/R Parent SPE.

The Company used the proceeds of the initial borrowings under the A/R Facility to repay outstanding revolving borrowings under the Company’s senior credit facility and to provide additional liquidity and funding for the ongoing business needs of the Company and its subsidiaries.

The A/R Borrower and A/R Parent SPE were formed in December 2019, and are consolidated into the Company’s financial statements. The A/R Borrower and A/R Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Since January 10, 2020, the parties amended and waived the A/R Facility several times to address contractually, the occurrence of certain events, including among other things, the delay in delivery of annual financial statements for the fiscal year ended 2019, financial statements for the quarter ended March 31, 2020, and the Initial Servicer’s Liquidity (as defined in the A/R Facility) falling below $60.0 million. In connection with these amendments a forbearance fee of $4.8 million was due and added to the outstanding principal balance of the loans. The Company concluded that the amendment represented modification of debt under ASC 470-50. Accordingly, the forbearance fee paid was added to unamortized debt issuance cost and amortized ratably over the remaining term of the A/R facility.

Each loan under the A/R Facility originally bore interest on the unpaid principal amount as follows: (1) if a Base Rate Loan, at 3.75% plus a rate equal to the greater of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, (c) the Adjusted LIBOR Rate (calculated based upon an Interest Period of one month and determined on a daily basis) plus 1.00%, and (d) 4.50% per annum and (2) if a LIBOR Rate Loan, 4.75% plus a floating LIBOR Rate with a 1.00% LIBOR floor. In connection with the above described amendments to the A/R Facility, the applicable margin of the Base Rate Loans was increased to 5.75% and the LIBOR Rate Loans was increased to 6.75%. As of December 31, 2020, there were no borrowings outstanding under the A/R Facility.

On December 17, 2020, the Company repaid in full the loans outstanding under the A/R Facility.  The aggregate outstanding principal amount of loans under the A/R Facility as of such date was approximately $83.0 million.  The early termination of the A/R Facility triggered an early termination fee of $0.8 million and required repayment of approximately $0.5 million in respect of principal, accrued interest and fees. All obligations under the A/R Facility (other than contingent indemnification obligations that expressly survive termination) terminated upon repayment. The A/R Facility was replaced by the Securitization Facility as described below.

On December 17, 2020, certain subsidiaries of Company closed on Securitization Facility with a five year term.  Borrowings under the Securitization Facility are subject to an improved borrowing base definition over the A/R Facility that consists of receivables and, subject to contribution, further supported by inventory and intellectual property, in each case, subject to certain eligibility criteria, concentration limits and reserves.

The Securitization Facility provided for an initial funding of approximately $92.0 million supported by the receivables portion of the borrowing base and, subject to contribution, a further funding of approximately $53.0 million supported by inventory and intellectual property. On December 17, 2020 the Company made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay the A/R Facility and used the remaining proceeds for general corporate purposes.

The initial documentation for the Securitization Facility includes (i) a Loan and Security Agreement (the “Securitization Loan Agreement”), dated as of December 10, 2020, by and among Exela Receivables 3, LLC (the “Securitization Borrower”), a wholly-owned indirect subsidiary of the Company, the lenders (each, a “Securitization Lender” and collectively the “Securitization Lenders”), Alter Domus (US), LLC, as administrative agent (the “Securitization Administrative Agent”) and the Company, as initial servicer, pursuant to which the Securitization Lenders will make loans to the Securitization Borrower to be used to purchase receivables and related assets from the Securitization Parent SPE (as defined below), (ii) a First Tier Receivables Purchase and Sale Agreement (the, dated as of December 17, 2020, by and among Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE”), a wholly-owned indirect subsidiary of the Company, and certain other indirect, wholly-owned subsidiaries of the Company listed therein (collectively, the “Securitization Originators”), and the Company, as initial servicer, pursuant to which each Securitization Originator has sold or contributed and will sell or contribute to the Securitization Parent SPE certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Parent SPE, (iii) a Second Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among, the Securitization Borrower, the Securitization Parent SPE and the Company, as initial servicer, pursuant to which Securitization Parent SPE has sold or contributed and will sell or contribute to the Securitization Borrower certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Borrower, (iv) the Sub-Servicing Agreement, dated as of December 17, 2020, by and among the Company and each Securitization Originator, (v) the Pledge and Guaranty, dated as of the December 10, 2020, between the Securitization Parent SPE and the Administrative Agent, and (vi) the Performance Guaranty, dated as of December 17, 2020, between the Company, as performance guarantor, and the Securitization Administrative Agent (and together with all other certificates, instruments, UCC financing statements, reports, notices, agreements and documents executed or delivered in connection with the Securitization Loan Agreement, the “Securitization Agreements”).

The Securitization Borrower, the Company, the Securitization Parent SPE and the Securitization Originators provide customary representations and covenants under the Securitization Agreements. The Securitization Loan Agreement provides for certain events of default upon the occurrence of which the Securitization Administrative Agent may declare the facility’s termination date to have occurred and declare the outstanding Securitization Loan and all other obligations of the Securitization Borrower to be immediately due and payable, however the Securitization Facility does not include an ongoing liquidity covenant like the A/R Facility and aligns reporting obligations with the Company’s other material indebtedness agreements.

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are consolidated into the Company’s financial statements. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bears interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%. As of December 31, 2020, there were borrowings of $91.9 million outstanding under the Securitization Facility.

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

Goodwill and other intangible assets: Goodwill and other intangible assets are initially recorded at their fair values. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Our goodwill at December 31, 2020 and 2019 was $359.8 million. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

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

We conducted our annual goodwill impairment test for year 2020 on October1, 2020 and concluded that there was no impairment in our goodwill and other intangible assets during the year. During the third quarter of 2019, the Company concluded that a triggering event for an interim impairment analysis had occurred as discussed above. As part of the interim impairment assessment performed on September 30, 2019, it was determined that the increase in the discount rate applied in the valuation was required to reflect current market dynamics and company-specific risk. This higher discount rate, in conjunction with revised long-term projections, resulted in lower than previously projected discounted long-term future cash flows for the reporting units which reduced the estimated fair value to below carrying value. As a result of the interim impairment assessment in the third quarter, the Company recorded an impairment charge of $87.9 million and $8.3 million to goodwill at ITPS and LLPS reporting units, respectively. The Company did not perform a separate annual impairment test as of October 1, 2019 as the impairment test performed during the quarter-ended September 30, 2019 was one day from the annual impairment test date. Additionally, later during the fourth quarter of 2019, the Company conducted its annual budgeting process along with an update to its long-range plan. Following the completion of that process, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, concluding that a second triggering event for an impairment analysis had occurred. As a result, we performed another quantitative impairment test as of December 31, 2019, resulting in an additional goodwill impairment charge of $229.7 million and $22.7 million to goodwill at ITPS and LLPS reporting units, respectively. Therefore, as a result of these two impairment assessments in the third and fourth quarters of 2019, a total impairment charge of $348.6 was recorded to goodwill for the year ended December 31, 2019.

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

In the process of reconciling the fair values of the Company’s reporting units to its overall market capitalization, the Company used a combination of both quantitative and qualitative considerations, arriving at the implied control premium of 41.4%. The implied control premium was computed using the Company’s closing stock price as of October 1, 2020.

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

Internal Controls and Procedures

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. For management’s assessment of internal control over financial reporting required by Item 308(a) of Regulation S-K for the year ended December 31, 2020 see Part II—Item 9A – Controls and Procedures for management’s report on the effectiveness of internal controls.

Off Balance Sheet Arrangements

At December 31, 2020 we had no material off balance sheet arrangements, except letters of credit described above under Liquidity and Capital Resources. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

The HGM Group and other former SourceHOV equity holders formed Ex-Sigma and its wholly-owned subsidiary, Ex-Sigma 2, to hold the Exela shares to be issued to SourceHOV as merger consideration upon the closing of the Novitex Business Combination and to invest in Exela immediately prior to the closing. Ex-Sigma 2 secured additional PIPE financing in the form of a $55.8 million loan (the “Margin Loan”) that was used to purchase additional common and preferred shares from the Company to help meet the minimum cash requirements needed to close the Novitex Business Combination. As a result of these transactions, the Company issued 28,304,167 shares of Common

Stock to Ex-Sigma 2 at the closing, which represented approximately 54.9% ownership in the Company at that time and were pledged as collateral for the Margin Loan.

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

The Company was not the primary beneficiary because the Company did not have the power to direct the activities that most significantly impacted the economic performance of Ex-Sigma. Accordingly, the Company did not consolidate the financial statements of Ex-Sigma and did not have any assets or liabilities related to Ex-Sigma and the Company did not have an investment in Ex-Sigma. The Company reaffirmed its assessment as of December 31, 2020.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At December 31, 2020, we had $1,538.0 million of debt outstanding, with a weighted average interest rate of 9.6%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $15.4 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018.

The interest rate swap, which is used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other expense (income), net. Other expense (income), net includes a gain of $0.4 million and a loss of $4.3 million related to changes in the fair value of the interest rate swap for the years ended December 31, 2020 and 2019, respectively.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Exela Technologies, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company has change its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Goodwill for potential impairment

As discussed in Notes 2 and 9 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level at least annually, or more frequently if indicators of impairment exist. Goodwill is impaired if the carrying value exceeds the fair value of the reporting unit. Fair value of a reporting unit is estimated by management using the discounted cash flow method and the guideline public company method. To validate the reasonableness of the assumptions used in the two valuation methods, management performs a market capitalization reconciliation by comparing the determined fair value of all reporting units to the Company’s market capitalization as of the date of the analysis. As of December 31, 2020, the Company’s goodwill balance was $360 million.

We identified the evaluation of the goodwill impairment as a critical audit matter. There was significant auditor judgment required to evaluate key assumptions related to the discounted cash flow method including the revenue forecasts, operating margins, and discount rates used in the discounted cash flow method. Additionally, significant auditor judgment was required to evaluate the control premium used in the market capitalization reconciliation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the critical audit matter. This included controls related to the Company’s goodwill impairment review process, including controls over the forecasted revenue growth rates, operating margins, and discount rates, as well as management’s review of the control premium used in the market capitalization reconciliation. We evaluated the revenue forecasts and operating margins by comparing them to the historical performance of the respective reporting units, consistency with third party market and industry data or other third party analyses. We also evaluated the consistency of the forecasted cash flows with evidence obtained in other areas of the audit. We also compared the Company’s historical forecasted revenue, operating margin, and working capital forecasts to their actual results to assess the Company’s ability to accurately forecast. We tested the Company’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. We involved valuation professionals with specialized skills and knowledge, who assisted in:

-	evaluating the discount rates by comparing the Company’s inputs to publicly available data and assessing the resulting discount rates
-	performed sensitivity analyses over the forecasted cash flows and discount rates to assess the impact of changes on the Company’s fair value estimates for the reporting units
-	evaluating the control premium used in the market capitalization reconciliation by comparing the Company’s control premium to publicly available data for comparable company market transactions.

Going Concern

As discuss in Note 2 to the consolidated financial statements, management identified there were conditions that raised substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date the financial statements were issued. The conditions that resulted in the substantial doubt being raised included a history of net losses, net operating cash outflows, a working capital deficit, significant interest payments, the Appraisal Action liability incurred, a requirement through its First Lien Credit Agreement to maintain a minimum liquidity of $35 million, and an accumulated deficit. However, based on management’s operating plan and resulting available liquidity, management believes the Company’s liquidity is sufficient to fund operations and satisfy their financial obligations as they become due for at least one year from the financial statement issuance date. Therefore, the Company concluded these plans alleviate the substantial doubt that was raised about the Company’s ability to continue as a going concern for at least twelve months from the date that the financial statements were issued.

We identified the evaluation of going concern as a critical audit matter. There was significant auditor judgment required in evaluating the Company’s forecasted cash flows, and resulting available liquidity, throughout the measurement period. Specifically, this included revenue and operating margin forecasts, and working capital requirements.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the critical audit matter. This included controls related to the preparation of forecasted cash flows, including revenue and operating margin forecasts and working capital requirements. We evaluated the forecasted cash flows by comparing them to historical performance, consistency with third party market and industry data or other third-party analyses. We also evaluated the consistency of the cash flow forecasts utilized in evaluating goodwill for impairment. We also compared the Company’s historical forecasted revenue, operating margin, and working capital to their actual results to assess the Company’s ability to accurately forecast. We also assessed the probability and timing of forecasted cash outflows related to the settlement of current liabilities included in management’s assessment.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Detroit, Michigan
March 22, 2021

Exela Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

For the years ended December 31, 2020 and 2019

(in thousands of United States dollars except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$68,221	$6,198
Restricted cash	2,088	7,901
Accounts receivable, net of allowance for doubtful accounts of $5,647 and $4,975, respectively	206,868	261,400
Related party receivables and prepaid expenses	711	716
Inventories, net	14,314	19,047
Prepaid expenses and other current assets	31,091	23,663
Total current assets	323,293	318,925
Property, plant and equipment, net of accumulated depreciation of $193,760 and $176,995, respectively	87,851	113,637
Operating lease right-of-use assets, net	68,861	93,627
Goodwill	359,781	359,771
Intangible assets, net	292,664	342,443
Deferred income tax assets	6,606	12,032
Other noncurrent assets	18,723	17,889
Total assets	$1,157,779	$1,258,324

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$76,027	$86,167
Related party payables	97	1,740
Income tax payable	2,466	352
Accrued liabilities	126,399	121,553
Accrued compensation and benefits	63,467	48,574
Accrued interest	48,769	48,769
Customer deposits	21,277	27,765
Deferred revenue	16,377	16,282
Obligation for claim payment	29,328	39,156
Current portion of finance lease liabilities	12,231	13,788
Current portion of operating lease liabilities	18,349	25,345
Current portion of long-term debts	39,952	36,490
Total current liabilities	454,739	465,981
Long-term debt, net of current maturities	1,498,004	1,398,385
Finance lease liabilities, net of current portion	13,287	20,272
Pension liabilities, net	35,515	25,681
Deferred income tax liabilities	9,569	7,996
Long-term income tax liabilities	2,759	2,806
Operating lease liabilities, net of current portion	56,814	73,282
Other long-term liabilities	13,624	6,962
Total liabilities	2,084,311	2,001,365
Commitments and Contingencies (Note 14)

Stockholders' equity (deficit)
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 51,693,931 shares issued and 49,242,225 shares outstanding at December 31, 2020 and 51,212,945 shares issued and 50,283,896 shares outstanding at December 31, 2019	15	15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 3,290,050 shares issued and outstanding at December 31, 2020 and 4,294,233 shares issued and outstanding at December 31, 2019	1	1
Additional paid in capital	446,739	445,452
Less: Common Stock held in treasury, at cost; 2,451,706 shares at December 31, 2020 and 929,049 shares at December 31, 2019	(10,949)	(10,949)
Equity-based compensation	52,183	49,336
Accumulated deficit	(1,390,038)	(1,211,508)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(7,419)	(7,329)
Unrealized pension actuarial losses, net of tax	(17,064)	(8,059)
Total accumulated other comprehensive loss	(24,483)	(15,388)
Total stockholders’ deficit	(926,532)	(743,041)
Total liabilities and stockholders’ deficit	$1,157,779	$1,258,324

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

(in thousands of United States dollars except share and per share amounts)

	Years ended December 31,
	2020	2019	2018
Revenue	$1,292,562	$1,562,337	$1,586,222
Cost of revenue (exclusive of depreciation and amortization)	1,023,544	1,224,735	1,213,403
Selling, general and administrative expenses (exclusive of depreciation and amortization)	186,104	198,864	184,908
Depreciation and amortization	93,953	100,903	138,077
Impairment of goodwill and other intangible assets	—	349,557	48,127
Related party expense	5,381	9,501	12,403
Operating loss	(16,420)	(321,223)	(10,696)
Other expense (income), net:
Interest expense, net	173,878	163,449	155,991
Debt modification and extinguishment costs	9,589	1,404	1,067
Sundry expense (income), net	(153)	969	(3,271)
Other expense (income), net	(34,788)	14,429	(3,030)
Net loss before income taxes	(164,946)	(501,474)	(161,453)
Income tax expense	(13,584)	(7,642)	(8,353)
Net loss	$(178,530)	$(509,116)	$(169,806)
Cumulative dividends for Series A Preferred Stock	(1,309)	(3,309)	(3,655)
Net loss attributable to common stockholders	$(179,839)	$(512,425)	$(173,461)
Loss per share:
Basic and diluted	$(3.66)	$(10.55)	$(3.52)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2020, 2019 and 2018

(in thousands of United States dollars)

	Years ended December 31,
	2020	2019	2018
Net loss	$(178,530)	$(509,116)	$(169,806)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(90)	(906)	(6,204)
Unrealized pension actuarial gains (losses), net of tax	(9,005)	1,242	1,753
Total other comprehensive loss, net of tax	$(187,625)	$(508,780)	$(174,257)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

December 31, 2018

(in thousands of United States dollars except share and per share amounts)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2018	50,176,384	$15	6,194,233	$1	16,433	$(249)	$445,452	$34,085	$(219)	$(11,054)	$(519,827)	$(51,796)
Implementation of ASU 2014-09 (Note 2)	—	—	—	—	—	—	—	—	—	—	(12,759)	(12,759)
Net loss January 1 to December 31, 2018	—	—	—	—	—	—	—	—	—	—	(169,806)	(169,806)
Equity-based compensation	—	—	—	—	—	—	—	6,562	—	—	—	6,562
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(6,204)	—	—	(6,204)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	1,753	—	1,753
RSU's exercised	42,307	—	—	—	—	—	—	256	—	—	—	256
Stock option expense	—	—	—	—	—	—	—	828	—	—	—	828
Preferred shares converted to common	662,256	—	(1,625,000)	—	—	—	—	—	—	—	—	—
Shares repurchased	(833,295)	—	—	—	833,295	(10,093)	—	—	—	—	—	(10,093)
Balances at December 31, 2018	50,047,652	$15	4,569,233	$1	849,728	$(10,342)	$445,452	$41,731	$(6,423)	$(9,301)	$(702,392)	$(241,259)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

December 31, 2019

(in thousands of United States dollars except share and per share amounts)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2019	50,047,652	$15	4,569,233	$1	849,728	$(10,342)	$445,452	$41,731	$(6,423)	$(9,301)	$(702,392)	$(241,259)
Net loss January 1 to December 31, 2019	—	—	—	—	—	—	—	—	—	—	(509,116)	(509,116)
Equity-based compensation	—	—	—	—	—	—	—	7,828	—	—	—	7,828
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(906)	—	—	(906)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	1,242	—	1,242
RSUs vested	203,494	—	—	—	—	—	—	—	—	—	—	—
Withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	(223)	—	—	—	(223)
Shares repurchased	(79,321)	—	—	—	79,321	(607)	—	—	—	—	—	(607)
Preferred shares converted to common	112,071	—	(275,000)	—	—	—	—	—	—	—	—	—
Balances at December 31, 2019	50,283,896	$15	4,294,233	$1	929,049	$(10,949)	$445,452	$49,336	$(7,329)	$(8,059)	$(1,211,508)	$(743,041)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

December 31, 2020

(in thousands of United States dollars except share and per share amounts)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2020	50,283,896	$15	4,294,233	$1	929,049	$(10,949)	$445,452	$49,336	$(7,329)	$(8,059)	$(1,211,508)	$(743,041)
Net loss January 1 to December 31, 2020	—	—	—	—	—	—	—	—	—	—	(178,530)	(178,530)
Equity-based compensation	—	—	—	—	—	—	—	2,846	—	—	—	2,846
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(90)	—	—	(90)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(9,005)	—	(9,005)
Shares returned in connection with the Appraisal Action following repayment of Margin Loan	(1,523,578)	—	—	—	1,523,578	—	—	—	—	—	—	—
Preferred shares converted to common shares	409,238	—	(1,004,183)	—	—	—	—	—	—	—	—	—
Settlement gain on related party payable to Ex-Sigma 2	—	—	—	—	—	—	1,287	—	—	—	—	1,287
RSUs vested	71,747	—	—	—	—	—	—	—	—	—	—	—
Adjustment to number of shares withheld in lieu of tax obligation of RSU holders in the year 2018	921	—	—	—	(921)	—	—	—	—	—	—	—
Balances at December 31, 2020	49,242,225	$15	3,290,050	$1	2,451,706	$(10,949)	$446,739	$52,183	$(7,419)	$(17,064)	$(1,390,038)	$(926,532)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

(in thousands of United States dollars unless otherwise stated)

	Years ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(178,530)	$(509,116)	$(169,806)
Adjustments to reconcile net loss
Depreciation and amortization	93,953	100,903	138,077
Original issue discount and debt issuance cost amortization	15,117	11,777	10,913
Debt modification and extinguishment costs	8,296	1,049	103
Impairment of goodwill and other intangible assets	—	349,557	48,127
Provision for doubtful accounts	422	4,304	2,767
Deferred income tax provision	7,940	1,093	3,220
Share-based compensation expense	2,846	7,827	7,647
Unrealized foreign currency losses	(414)	(511)	(1,180)
Loss (gain) on sale of assets	(43,338)	556	2,687
Fair value adjustment for interest rate swap	(375)	4,337	(2,540)
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	54,538	4,410	(19,319)
Prepaid expenses and other assets	(1,379)	(4,825)	(2,820)
Accounts payable and accrued liabilities	12,015	(19,588)	8,815
Related party payables	(353)	(14,339)	918
Additions to outsource contract costs	(519)	(1,285)	(4,009)
Net cash provided by (used in) operating activities	(29,781)	(63,851)	23,600

Cash flows from investing activities
Purchase of property, plant and equipment	(11,663)	(14,360)	(20,072)
Additions to internally developed software	(3,825)	(6,182)	(7,438)
Cash paid for acquisition, net of cash received	(12,500)	(5,000)	(34,810)
Cash paid for earnouts	(700)	—	—
Proceeds from sale of assets	50,126	360	3,568
Net cash provided by (used in) investing activities	21,438	(25,182)	(58,752)

Cash flows from financing activities
Repurchases of Common Stock	—	(3,480)	(7,221)
Cash paid for equity issuance costs	—	—	(7,500)
Borrowings under factoring arrangement and Securitization Facilities	297,673	68,283	—
Principal repayment on borrowings under factoring arrangement and Securitization Facilities	(203,841)	(64,976)	—
Cash paid for withholding taxes on vested RSUs	(7)	(223)	—
Lease terminations	(337)	(318)	(592)
Cash paid for debt issuance costs	(16,205)	(7)	(130)
Principal payments on finance lease obligations	(12,758)	(20,465)	(16,068)
Borrowings from senior secured revolving facility	29,750	206,500	30,000
Repayments on senior secured revolving facility	(14,200)	(141,500)	(30,000)
Proceeds from senior secured term loans	—	29,850	30,000
Borrowings from other loans	29,260	39,153	11,557
Principal repayments on senior secured term loans and other loans	(45,973)	(53,678)	(12,651)
Net cash provided by (used in) financing activities	63,362	59,139	(2,605)
Effect of exchange rates on cash	1,191	139	122
Net decrease in cash and cash equivalents	56,210	(29,755)	(37,635)
Cash, restricted cash, and cash equivalents
Beginning of period	14,099	43,854	81,489
End of period	$70,309	$14,099	$43,854

Supplemental cash flow data:
Income tax payments, net of refunds received	$2,695	$7,882	$7,827
Interest paid	152,678	144,456	146,076
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	4,372	10,732	14,920
Leasehold improvements funded by lessor	—	—	1,565
Settlement gain on related party payable to Ex-Sigma 2	1,287	—	—
Accrued capital expenditures	2,124	1,402	2,820

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

The Company was originally incorporated in Delaware on July 15, 2014 as a special purpose acquisition company under the name Quinpario Acquisition Corp 2 (“Quinpario”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving Quinpario and one or more businesses or entities. On July 12, 2017 (the “Closing”), the Company consummated its business combination with SourceHOV Holdings, Inc. (“SourceHOV”) and Novitex Holdings, Inc. (“Novitex”) pursuant to the Business Combination Agreement, dated February 21, 2017, among the Company, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., SourceHOV, Novitex, HOVS LLC, HandsOn Fund 4 I, LLC and Novitex Parent, L.P., as amended (the “Novitex Business Combination”). In connection with the Closing, the Company changed its name from Quinpario Acquisition Corp 2 to Exela Technologies, Inc. Unless the context otherwise requires, the “Company” refers to the combined company and its subsidiaries following the Novitex Business Combination, “Quinpario” refers to the Company prior to the closing of the Novitex Business Combination, “SourceHOV” refers to SourceHOV prior to the Novitex Business Combination or SourceHOV on a standalone basis and “Novitex” refers to Novitex prior to the Novitex Business Combination.

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

Company’s variable interest in Ex-Sigma: The HGM Group and other former SourceHOV equity holders formed Ex-Sigma LLC (the “Ex-Sigma”) and its wholly-owned subsidiary, Ex-Sigma 2 LLC (the “Ex-Sigma 2”), to hold the Exela shares to be issued to SourceHOV as merger consideration upon the closing of the Novitex Business Combination and to invest in Exela immediately prior to the closing. Ex-Sigma 2 secured additional PIPE financing in the form of a $55.8 million loan (the “Margin Loan”) that was used to purchase additional common and preferred shares from the Company to help meet the minimum cash requirements needed to close the Novitex Business Combination. As a result of these transactions, the Company issued 28,304,167 shares of Common Stock to Ex-Sigma 2 at the closing, which represented approximately 54.9% ownership in the Company at that time and were pledged as collateral for the Margin Loan.

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

The Company was not the primary beneficiary because the Company did not have the power to direct the activities that most significantly impacted the economic performance of Ex-Sigma. Accordingly, the Company did not consolidate the financial statements of Ex-Sigma and did not have any assets or liabilities related to Ex-Sigma and the Company did not have an investment in Ex-Sigma. The Company reaffirmed its assessment as of December 31, 2020.

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

Reverse Stock Split

On January 25, 2021, we effected a one-for-three reverse split (the “Reverse Stock Split”) of our issued and outstanding shares of common stock, par value $0.0001 per share (“Common Stock”). As a result of the Reverse Split every three (3) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. All information related to Common Stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Giving effect to the Reverse Split the Company’s issued and outstanding stock decreased from 147,511,430 to 49,242,225 and 150,851,689 to 50,283,896 at December 31, 2020 and 2019, respectively.

Going Concern

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are issued. As required under ASC 205-40, management’s evaluation should initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Substantial Doubt Raised

In performing the first step of the evaluation, we concluded that the following conditions raised substantial doubt about our ability to continue as a going concern:

●	history of net losses of $178.5 million and $509.1 million for the years ended December 31, 2020 and 2019, respectively. This is after considering a gain of $35.5 million on the sale of SourceHOV Tax, LLC and a gain of $8.7 million on the sale of our physical record storage and logistics business each recognized during the year ended December 31, 2020, and including goodwill and other intangible asset impairment of $349.6 million, for the year ended December 31, 2019;
●	net operating cash outflow of $29.8 million and $63.9 million in 2020 and 2019, respectively;
●	working capital deficits of $131.4 million as of December 31, 2020 and $147.1 million as of December 31, 2019;
●	significant cash payments for interest on our long-term debt of $152.7 million in 2020 and a similar amount expected in 2021;
●	a liability incurred of $60.7 million for the Appraisal Action (as described further in Note 14);
●	a requirement that the Company maintain a minimum of $35.0 million in liquidity, at all times, to not be in default of the First Lien Credit Agreement, dated as of July 12, 2017, as amended and restated as of July 13, 2018 and as further amended and restated as of April 16, 2019 (the “Prior Credit Agreement” and as further amended and restated as of May 18, 2020, the “Credit Agreement”); and
●	an adverse impact on the results of operations, financial condition and liquidity related to effect of COVID-19 pandemic.

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

On May 18, 2020, the Company amended the Prior Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. On May 21, 2020, the Company also amended the A/R Facility to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. The Company satisfied its delivery requirements with respect to its audited financial statements for December 31, 2019 on June 9, 2020 and its quarterly financial statement for the quarter ended March 31, 2020 on June 29, 2020.

During the second quarter of 2020, both the Prior Credit Agreement and the A/R Facility were amended, as discussed further below in Consideration of Management’s Plans.

Consideration of Management’s Plans

In performing the second step of this assessment, we are required to evaluate whether it is probable that our plans will be effectively implemented within one year after the financial statements are issued and whether it is probable those plans will alleviate the substantial doubt raised about our ability to continue as a going concern.

As of March 18, 2021, the Company had $54.1 million of liquidity, comprised of available cash of $34.4 million and availability under borrowing facilities of $19.7 million. This excludes an add back for certain fees, costs and expenses incurred by the Company relating to the Credit Agreement and the receivables financings of approximately $20.1 million which is otherwise permitted under the definition of minimum liquidity in the Credit Agreement.

The Company has undertaken the following plans and actions, since substantial doubt about our ability to continue as a going concern was initially raised in the December 31, 2019 financial statements, to improve our available cash balances, liquidity and cash generated flows from operations, over the twelve month period from the date the financial statements are issued, as follows:

●	On January 10, 2020, certain subsidiaries of the Company entered into a $160.0 million accounts receivables financing facility with a five-year term (as amended, the “A/R Facility”). The Company used the proceeds of the initial borrowings to repay outstanding revolving borrowings under the Company’s senior credit facility and to provide additional liquidity and funding for the ongoing business needs of the Company and its subsidiaries. No amounts are outstanding under this facility.

●	On March 16, 2020, the Company and its indirect wholly owned subsidiaries, Merco Holdings, LLC and SourceHOV Tax, LLC entered into a Membership Interest Purchase Agreement with Gainline Source Intermediate Holdings LLC at which time Gainline Source Intermediate Holdings LLC acquired all of the outstanding membership interests of SourceHov Tax for $40.0 million, which was adjusted downwards by $2.0 million in accordance with the purchase agreement, which can be used to acquire, maintain, develop, construct, improve, upgrade or repair assets useful in our business or to make certain investments and acquisitions as permitted by the Credit Agreement.

●	On March 23, 2020, in response to the potential impact of the COVID-19 pandemic, the Company implemented a freeze on increases to base salaries and wages unless contractually mandated. Additionally, in connection with the incentive program administered by the Company for hourly, non-exempt employees, a new maximum was put in place to limit the amount of incentives that could be earned in any given two (2) week pay period.

●	On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The refundable payroll tax credits and deferment of employer side social security payments provisions of the CARES Act will benefit the Company’s liquidity by $27.9 million. The Company is required to remit previously deferred employer side social security payments in two equal installments, due December 31, 2021 and December 31, 2022, respectively.

●	On May 18, 2020, the Company amended the Prior Credit Agreement, which requires the Company to maintain a minimum liquidity of $35.0 million. However, the definition of minimum liquidity in the Credit Agreement allows the Company to add back certain fees, costs and expenses incurred by the Company relating to the Credit Agreement and the receivables financings of approximately $19.2 million.

●	On July 22, 2020 the Company completed the sale of its physical records storage and logistics business for a purchase price of $12.3 million, which can be used to acquire, maintain, develop, construct, improve, upgrade or repair assets useful in our business or to make certain investments and acquisitions as permitted by the Credit Agreement.

●	On December 17, 2020, certain subsidiaries of the Company closed on a $145.0 million securitization facility (the “Securitization Facility”) with a five year term. Borrowings under the Securitization Facility are subject to an improved borrowing base definition that consists of receivables and, subject to contribution, further supported by inventory and intellectual property, in each case, subject to certain eligibility criteria, concentration limits and reserves. On December 17, 2020 the Company made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay the A/R Facility, which terminated on such date.

●	In December 2020, the Company decided to close one of its production facilities. It also limited discretionary bonus payments to certain corporate and production personnel. In January 2021, the Company completed a furlough program mostly impacting corporate positions. These initiatives are expected to result in costs saving of $32.5 million through March 31, 2022.
●	On March 15, 2021, the Company completed a private placement of common stock and warrants. The net proceeds to the Company were $25.2 million.

Substantial Doubt Alleviated

The Company has had a history of negative trends in its financial condition and operating results as well as recent noncompliance with covenants with certain of its lenders. However, despite these conditions, the Company believes management’s plans and actions to date, as described fully above, will provide sufficient liquidity to meet its financial obligations and further, maintain levels of liquidity as specifically required under the Credit Agreement and the Securitization Facility. Therefore, management concluded these plans alleviate the substantial doubt that was raised about our ability to continue as a going concern for at least twelve months from the date that the financial statements were issued.

Future Plans and Other Considerations

The Securitization Facility provides for an initial funding of approximately $92.0 million supported by the receivables portion of the borrowing base and, subject to contribution, a further funding of approximately $53.0 million supported by inventory and intellectual property.

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

Additionally, as discussed in Note 14, the petitioners in the Appraisal Action have filed additional actions to recognize the judgment against SourceHOV, which is a subsidiary without assets to satisfy the judgement. The Company does not expect these actions to be resolved and a settlement of liability recorded for the Appraisal Action to be made within twelve months from the date the financial statements were issued.

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

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report and the extent to which COVID-19 will ultimately impact the Company’s business depends upon various dynamic factors which are difficult to be predicted reliably. Management continues to actively monitor the global situation and its impact on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Given the continuous evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to fully estimate adverse effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity.

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

Obligation for Claim Payment

As part of the Company's legal claims processing service, the Company holds cash for various settlement funds once the fund is in the wind down stage and claims have been paid. The cash is used to pay tax obligations and other liabilities of the settlement funds. The Company has recorded a liability for the settlement funds received, which is included in Obligation for claim payment in the consolidated balance sheets, of $29.3 million and $39.1 million at December 31, 2020 and 2019, respectively.

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

Inventories

Our inventories primarily include heavy-duty scanners and related parts, toner, paper stock, envelopes and postage supplies. Inventories are stated at the lower of cost or net realizable values and include the cost of raw materials, labor, and purchased subassemblies. Cost is determined using the weighted average method.

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

Trademarks

The Company has determined that its trademark intangible assets resulting from acquisitions are definite-lived assets and therefore are subject to amortization. The Company amortizes such trademarks on a straight-line basis over the estimated useful life, which is typically one year. As of December 31, 2020 these trademarks were fully amortized.

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

Non-compete Agreements

The Company acquired certain non-compete agreements in connection with the Novitex Business Combination. These were related to four Novitex executives that were terminated following the acquisition. As of December 31, 2020 these agreements were fully amortized.

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

The Company did not record any material impairment related to its property, plant, and equipment, customer relationships, trademarks, developed technology, capitalized software cost, assembled workforce or outsourced contract costs for the years ended December 31, 2020, 2019, and 2018.

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

The following table summarizes the Company’s interest rate swap positions as of December 31, 2020:

		December 31, 2020
Effective	Maturity	(In Millions)	Weighted Average
date	date	Notional Amount	Interest Rate
1/12/2018	1/12/2021	$328.1	1.9275%

The interest rate swap, which is used to manage the Company's exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, the change in the fair value of the derivative is recorded directly in other income (expense), net. Other income (expense), net includes a gain of $0.4 million and a loss of $4.3 million related to the change in fair value of the interest rate swap for the years ended December 31, 2020 and 2019, respectively. Fair value of interest rate swap is recorded in the accrued liabilities on the consolidated balance sheet.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region and by segment for the years ended December 31, 2020, 2019, and 2018:

	Years Ended December 31,
	2020				2019				2018
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$769,487	$219,047	$68,472	$1,057,006	$958,625	$256,721	$71,332	$1,286,678	$1,034,941	$228,015	$84,560	$1,347,516
EMEA	213,418	—	—	213,418	248,466	—	—	248,466	211,314	—	—	211,314
Other	22,138	—	—	22,138	27,193	—	—	27,193	27,392	—	—	27,392
Total	$1,005,043	$219,047	$68,472	$1,292,562	$1,234,284	$256,721	$71,332	$1,562,337	$1,273,647	$228,015	$84,560	$1,586,222

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Accounts receivable, net	$206,868	$261,400
Deferred revenues	16,919	16,621
Customer deposits	21,277	27,765
Costs to obtain and fulfill a contract	3,295	4,977

Accounts receivable, net includes $23.2 million and $34.1 million as of December 31, 2020 and 2019, respectively, representing amounts not billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $14.4 million during the year ended December 31, 2020 that had been deferred as of December 31, 2019.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. We recognized $2.4 million and $2.9 million of amortization for these costs in 2020 and 2019, respectively, within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from customers in advance for postage. These advanced postage deposits are used to cover the costs associated with postage, with the corresponding postage revenue being recognized as services are performed.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of December 31, 2020 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

2021	$54,229
2022	35,692
2023	29,022
2024	26,849
2025	27,144
2026 and thereafter	—
Total	$172,936

Research and Development

Research and development costs are expensed as incurred. Research and development costs expensed for the years ended December 31, 2020, 2019, and 2018 were $1.1 million, $1.7 million, and $2.0 million, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2020, 2019, and 2018, were $0.7 million, $1.1 million, and $0.9 million, respectively.

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

Operations

A portion of the Company’s labor and operations is situated outside of the United States in India and other locations. The carrying value of long-lived assets that are situated outside of the United States is approximately $31.2 million and $33.7 million as of December 31, 2020 and 2019, respectively.

Foreign Currency Translation

The functional currency for the Company’s production operations located in India, Philippines, China, and Mexico is the United States dollar. Included in other expense as Sundry expense (income), net in the consolidated statements of operations are net exchange gain of $0.4 million, $0.5 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Beneficial Conversion Feature

The Company's Series A Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) contains a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the beneficial conversion feature by allocating the intrinsic value of the conversion option, which is the number of shares of Common Stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of Common Stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Series A Preferred Stock. As a result of the occurrence of events meeting the definition of a “Fundamental Change” as defined in the Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock of the Company during the period, the Company recognized the entire dividend equivalent of $16.4 million as of December 31, 2017. There was no dividend equivalent recognized in 2018, 2019 and 2020.

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

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) was calculated using the if-converted method. As of December 31, 2020, the outstanding shares of the Company’s Series A Preferred Stock, if converted would have resulted in an additional 1,404,621 shares of Common Stock outstanding, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The Company was originally incorporated as a special purpose acquisition company under the name Quinpario Acquisition Corp 2 (“Quinpario”), which changed its name to Exela Technologies, Inc. in July 2017. The Company has not included the effect of 35,000,000 warrants sold in the Quinpario Initial Public Offering (“IPO”) or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units and options of 1,662,155, 1,749,002 and 1,487,866, respectively in the calculation of diluted loss per share for the years ended December 31, 2020, 2019 and 2018 as their effects were anti-dilutive (i.e. reduces the net loss per share).

The components of basic and diluted EPS are as follows. All shares and per share amounts have been adjusted for a one share-for-three shares reverse stock split which took effect on January 26, 2021:

	Year Ended December 31,
	2020	2019	2018
Net loss attributable to common stockholders (A)	$(179,839)	$(512,425)	$(173,461)
Weighted average common shares outstanding - basic and diluted (B)	49,144,429	48,572,979	49,257,696
Loss Per Share:
Basic and diluted (A/B)	$(3.66)	$(10.55)	$(3.52)

The weighted average common shares outstanding - basic and diluted, in the table above, exclude in each case the 1,523,578 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action (as defined and described further in Note 14 below) which became treasury stock, but which were included in the number of shares of Common Stock outstanding as of December 31, 2019 and 2018.

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

Effective January 1, 2020, the Company adopted ASU no. 2018-14, “Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans”. The standard revises the annual disclosure requirements by removing disclosures no longer considered cost beneficial, clarifying specific requirements of disclosures and adding certain disclosures identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. The standard should be applied on a retrospective basis to all periods presented. The standard did not have an impact on the Company’s results of operations, financial condition and cash flows.

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

The adoption had a material impact on the Company's consolidated balance sheets, but did not have a material impact on the Company's consolidated statements of operations and consolidated statements of cash flows. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while the Company's accounting for finance leases remained substantially unchanged.

Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) no. 2014-09, Revenue from Contracts with Customers (ASC 606). Under ASU 2014-09, revenue is recognized based on a five-step model. The core principle of the model is that revenue will be recognized when the transfer of promised goods or services to customers is made in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this standard using the modified retrospective approach applied to those contracts that were not completed as of January 1, 2018. The results for the reporting period beginning after January 1, 2018 are presented in accordance with the new standard, although historical information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. The adoption of ASC 606 had a material impact on the Company's financial position, results of operations and cash flows as of or for the period ended December 31, 2019, primarily due to the change in contract costs capitalization criteria. However, we expect the impact of the adoption of the new standard will be immaterial to our results of operations on an ongoing basis. The cumulative effect of accounting change recognized was $12.8 million recorded as an increase to beginning balance of accumulated deficit.

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

3. Sale of Non-Core Assets

On March 16, 2020, the Company and its indirect wholly owned subsidiaries, Merco Holdings, LLC and SourceHOV Tax, LLC entered into a Membership Interest Purchase Agreement with Gainline Source Intermediate Holdings LLC at which time Gainline Source Intermediate Holdings LLC acquired all of the outstanding membership interests of SourceHov Tax, LLC for $40.0 million subject to adjustment as set forth in the purchase agreement. The Company recognized a gain of $35.5 million on the sale of SourceHOV Tax, LLC during the first quarter of 2020, which takes into account approximately $2.0 million downwards adjustments to the purchase price in accordance with the purchase agreement. The gain on sale of SourceHOV Tax, LLC is included in Other expense (income), net in the consolidated statements of operations for the year ended December 31, 2020.

On July 22, 2020, the Company completed the sale of its physical records storage and logistics business for a purchase price of $12.3 million. The Company recognized a gain of $8.7 million on the sale of physical records storage and logistics business during the third quarter of 2020. The gain on sale of physical records storage and logistics business is included in Other expense (income), net in the consolidated statements of operations for the year ended December 31, 2020.

4. Inventories

Inventories, net consist of the following:

	December 31,
	2020	2019
Work in process	$961	$1,903
Finished goods	12,312	14,914
Supplies and parts	5,473	6,491
Less: Allowance for obsolescence	(4,432)	(4,261)
	14,314	19,047

5. Accounts Receivable

Accounts receivable, net consist of the following:

	December 31,
	2020	2019
Billed receivables	$179,696	$222,168
Unbilled receivables	23,210	34,135
Other	9,609	10,072
Less: Allowance for doubtful accounts	(5,647)	(4,975)
	$206,868	$261,400

Unbilled receivables represent balances recognized as revenue that have not been billed to the customer. The Company’s allowance for doubtful accounts is based on a policy developed by historical experience and management judgment. Adjustments to the allowance for doubtful accounts may occur based on market conditions or specific client circumstances.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2020	2019
Prepaids	$30,459	$23,243
Deposits	632	420
	$31,091	$23,663

7. Leases

Company leases numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, the Philippines, and China. Company’s facilities house general offices, sales offices, service locations, and production facilities. Substantially all of Company’s operations facilities are leased under long-term leases with varying expiration dates, except for the few owned locations. The Company regular obtains various machinery, equipment, vehicles and furniture on leases. The machinery and equipment leases mainly include leasing of computers, servers, other IT equipment, mailing system, production equipment, generators, office equipment, printers, copiers and miscellaneous warehouse equipment.

Company’s ROU assets and lease liabilities as of December 31, 2020 recorded on the consolidated balance sheet are as follows:

	December 31,	December 31,
	2020	2019
Balance sheet location:
Operating Lease
Operating lease right-of-use assets, net	$68,861	$93,627
Current portion of operating lease liabilities	18,349	25,345
Operating lease liabilities, net of current portion	56,814	73,282
Finance Lease
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	17,164	30,835
Current portion of finance lease liabilities	12,231	13,788
Finance lease liabilities, net of current portion	13,287	20,272

Supplemental balance sheet information related to leases is as follows:

	December 31,	December 31,
	2020	2019
Weighted-average remaining lease term
Operating leases	4.8 Years	4.8 Years
Finance leases	3.7 Years	3.2 Years

Weighted-average discount rate
Operating leases	11.9%	10.5%
Finance leases	10.7%	9.1%

The interest on financing lease liabilities was $2.6 million and $3.3 million for the year ended December 31, 2020 and 2019, respectively. The amortization expense on finance lease right-of-use assets was $12.8 million and $15.1 million for the year ended December 31, 2020 and 2019, respectively.

Maturities of finance and operating lease liabilities based on lease term for the next five years are as follows:

	Finance	Operating
	Leases	Leases
2021	$14,339	$25,733
2022	6,569	21,800
2023	3,700	15,944
2024	3,276	12,412
2025	2,061	8,648
2026 and thereafter	—	15,297
Total lease payments	29,945	99,834
Less: Imputed interest	(4,427)	(24,671)
Present value of lease liabilities	$25,518	$75,163

Consolidated rental expense for all operating leases was $69.1 million, $77.3 million, and $83.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The following table summarizes the cash paid and related right-of-use operating finance or operating lease recognized for the year ended December 31, 2020.

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34,193	$50,398
Financing cash flows from finance leases	12,925	20,860
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	23,644	19,127
Finance leases	4,372	10,731

8. Property, Plant and Equipment, Net

Property, plant, and equipment, which include assets recorded under finance leases, are stated at cost less accumulated depreciation, and amortization, and consist of the following:

	Estimated Useful Lives	December 31,
	(in Years)	2020	2019
Land	N/A	$6,903	$6,884
Buildings and improvements	7 – 40	20,688	20,288
Leasehold improvements	Shorter of life of improvement or lease term	39,797	47,036
Vehicles	5 – 7	337	531
Machinery and equipment	5 – 15	22,991	28,489
Computer equipment and software	3 – 8	99,434	92,500
Furniture and fixtures	5 – 15	8,599	9,440
Finance lease right-of-use assets	Shorter of life of the asset or lease term	82,862	85,464
		281,611	290,632
Less: Accumulated depreciation and amortization		(193,760)	(176,995)
Property, plant and equipment, net		$87,851	$113,637

Depreciation expense related to property, plant and equipment was $39.2 million, $41.4 million, and $43.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.

9. Intangible Assets and Goodwill

Intangibles

Intangible assets are stated at cost or acquisition-date fair value less amortization and impairment and consist of the following:

	Weighted Average	December 31, 2020
	Remaining Useful Life	Gross Carrying	Accumulated	Intangible
	(in Years)	Amount (a)	Amortization	Asset, net
Customer relationships	10.2	$508,485	$(278,306)	$230,179
Developed technology	3.4	88,553	(87,111)	1,442
Trade names (b)	Indefinite-lived	8,400	(3,100)	5,300
Outsource contract costs	3.3	16,331	(13,036)	3,295
Internally developed software	3.7	47,182	(20,152)	27,030
Assembled workforce	2	4,473	(2,237)	2,236
Purchased software	13	26,749	(3,567)	23,182
Intangibles, net		$700,173	$(407,509)	$292,664

	Weighted Average	December 31, 2019
	Remaining Useful Life	Gross Carrying	Accumulated	Intangible
	(in Years)	Amount (a)	Amortization	Asset, net
Customer relationships	10.9	$508,074	$(237,313)	$270,761
Developed technology	4.3	89,053	(87,109)	1,944
Trade names (b)	Indefinite-lived	8,400	(3,100)	5,300
Outsource contract costs	3.3	16,726	(11,749)	4,977
Internally developed software	4.2	43,261	(12,129)	31,132
Trademarks	1	23,378	(23,370)	8
Assembled workforce	3	4,473	(1,118)	3,355
Purchased software	14	26,749	(1,783)	24,966
Intangibles, net		$720,114	$(377,671)	$342,443
(a)	Amounts include intangibles acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2020 and 2019 is net of accumulated impairment losses of $44.1 million, of which $1.0 million was recognized in 2019. Carrying amount of $5.3 million as at December 31, 2020 represents indefinite-lived intangible asset.

In connection with the completion of the annual impairment test as of October 1, 2020, the Company recorded no impairment charge to goodwill and trade names.

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

Additionally, later during the fourth quarter of 2019, the Company conducted its annual budgeting process along with an update to its long-range plan. Following the completion of that process, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, concluding that a second triggering event for an impairment analysis had occurred. Revised long-term projections coupled with a decline in the market capitalization, resulted in lower than previously projected long-term future cash flows for the reporting units which reduced the estimated fair value to below carrying value. Accordingly, we performed another quantitative impairment test as of December 31, 2019, resulting in an additional impairment charge of $252.4 million to goodwill. Therefore, as a result of these two interim impairment assessments in the third and fourth quarters of 2019, impairment charges totaling $348.6 million and $1.0 million were recorded to goodwill and trade names, respectively, for the year ended December 31, 2019. Accumulated impairment losses on goodwill were $560.9 million as at December 31, 2020 and 2019.

The impairment charges are included within Impairment of goodwill and other intangible assets in the consolidated statements of operations.

Aggregate amortization expense related to intangibles was $54.7 million, $59.3 million, and $94.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense
2021	$51,120
2022	46,627
2023	38,108
2024	30,528
2025	23,106
Thereafter	98,237
$287,726

Goodwill

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2019 (a)	Additions	Impairments	Currency Translation Adjustments	Balances as at December 31, 2019 (a)
ITPS	$571,575	$—	$(317,525)	$70	$254,120
HS	86,786	—	—	—	86,786
LLPS	49,897	—	(31,032)	—	18,865
Total	$708,258	$—	$(348,557)	$70	$359,771

	Balances as at January 1, 2020 (a)	Additions	Impairments	Currency Translation Adjustments	Balances as at December 31, 2020 (a)
ITPS	254,120	—	—	10	254,130
HS	86,786	—	—	—	86,786
LLPS	18,865	—	—	—	18,865
Total	$359,771	$—	$—	$10	$359,781
(a)	The goodwill amount for all periods presented is net of accumulated impairment amount as at December 31, 2018. Accumulated impairment is $212.3 million relating to LLPS as at December 31, 2018 and $317.5 million and $243.4 relating to ITPS and LLPS, respectively, as at December 31, 2020. ITPS and HS reporting segments had negative equity and LLPS reporting segment had positive equity as at October 1, 2020, the date of the annual impairment test.

10. Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	December 31,
	2020	2019
Accrued taxes (exclusive of income taxes)	$12,953	$9,608
Accrued lease exit obligations	270	1,127
Accrued professional and legal fees	33,897	33,421
Accrued appraisal action liability	60,654	56,412
Accrued legal reserve for pending litigation	15,146	5,669
Accrued transaction costs	2,739	2,250
Other accruals	740	13,066
	$126,399	$121,553

Other Long-term liabilities consist of the following:

	December 31,
	2020	2019
Deferred revenue	$542	$339
Accrued rent	449	669
Accrued lease exit obligations	195	136
Accrued compensation expense	1,897	2,075
Cares Act payroll tax deferrals	7,183	—
Other	3,358	3,743
	$13,624	$6,962

11. Long-Term Debt and Credit Facilities

Senior Secured Notes

On July 12, 2017, the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “Notes”). The Notes are guaranteed by certain subsidiaries of the Company. The Notes bear interest at a rate of 10.0% per year. The Company pays interest on the Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The Notes will mature on July 15, 2023. As of December 31, 2020, the Company was in compliance with all covenants required under the Notes.

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount (“OID”) of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022. As of December 31, 2020 and December 31, 2019, the Company had outstanding irrevocable letters of credit totaling approximately $19.5 million and $20.6 million, respectively, under the senior secured revolving facility.

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

Other than as described above, the terms, conditions and covenants applicable to the Repricing Term Loans and the Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the existing senior secured loans under the Credit Agreement. The Repricing and issuance of the Incremental Term Loans resulted in a partial debt extinguishment, for which Exela recognized $1.1 million in debt extinguishment costs in the year ended December 31, 2018.

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

Other than as described above, the terms, conditions and covenants applicable to the 2019 Incremental Term Loans are consistent with the terms, conditions and covenants that are applicable to the Repricing Term Loans and 2018 Incremental Term Loans under the Credit Agreement. The Repricing and issuance of the 2018 and 2019 Incremental Term Loans resulted in a partial debt extinguishment, for which Exela recognized $1.4 million in debt extinguishment costs during the year ended December 31, 2019.

Third Amendment

On May 18, 2020, the Company amended the Prior Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Upon the Company’s delivery of the annual and quarterly financial statements described above within the time frames stated therein (which the Company satisfied during the month of June 2020), the Company became in compliance with the Credit Agreement, with respect to the financial statement delivery requirements set forth therein. Pursuant to the amendment, the Company also amended the Prior Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum Liquidity (as defined in the amendment) of $35.0 million. In connection with this amendment, the Company paid a forbearance fee of $5 million to the consenting lenders. The Company concluded that the amendment represents modification of debt under ASC 470-50. Accordingly, the forbearance fee paid was added to unamortized debt issuance cost which shall be amortized using updated effective interest rate based on modified cash flows. As of December 31, 2020, the Company was in compliance with all covenants required under these senior credit facilities.

Securitization Facilities

On January 10, 2020, certain subsidiaries of the Company entered into the $160.0 million A/R Facility with a five year term. In the A/R Facility, (i) Exela Receivables 1, LLC (the “A/R Borrower”), a wholly-owned indirect subsidiary of the Company, entered into a Loan and Security Agreement (the “A/R Loan Agreement”), dated as of January 10, 2020, with TPG Specialty Lending, Inc., as administrative agent (the “A/R Administrative Agent”), PNC Bank National Association, as LC Bank (the “A/R LC Bank”), the lenders (each, an “A/R Lender” and collectively the “A/R Lenders”) and the Company, as initial servicer, pursuant to which the A/R Lenders made loans (the “A/R Loan”) to the A/R Borrower used to purchase certain receivables and related assets from its sole member, Exela Receivables Holdco, LLC (the “A/R Parent SPE”), a wholly-owned indirect subsidiary of the Company, (ii) sixteen other indirect, wholly-owned U.S. subsidiaries of the Company (collectively, the “A/R Originators”) sold or contributed to the A/R Parent SPE certain receivables and related assets in consideration for a combination of cash, equity in the A/R Parent SPE and/or letters of credit issued by the A/R LC Bank to the A/R Originators; and (iii) the A/R Parent SPE sold or contributed to the Borrower certain receivables and related assets in consideration for a combination of cash, equity in the A/R Borrower and/or letters of credit issued by the LC Bank to the beneficiaries elected by A/R Parent SPE.

The Company used the proceeds of the initial borrowings under the A/R Facility to repay outstanding revolving borrowings under the Company’s senior credit facility and to provide additional liquidity and funding for the ongoing business needs of the Company and its subsidiaries.

The A/R Borrower and A/R Parent SPE were formed in December 2019, and are identified as variable interest entities (“VIEs”) and consolidated into the Company’s financial statements following variable interest entities (“VIE”) consolidation model under ASC 810. The A/R Borrower and A/R Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Since January 10, 2020, the parties amended and waived the A/R Facility several times to address contractually, the occurrence of certain events, including among other things, the delay in delivery of annual financial statements for the fiscal year ended 2019, financial statements for the quarter ended March 31, 2020, and the Initial Servicer’s Liquidity (as defined in the A/R Facility) falling below $60.0 million. In connection with these amendments a forbearance fee of $4.8 million was due and added to the outstanding principal balance of the loans. The Company concluded that the amendment represented modification of debt under ASC 470-50. Accordingly, the forbearance fee paid was added to unamortized debt issuance cost and amortized ratably over the remaining term of the A/R facility.

Each loan under the A/R Facility originally bore interest on the unpaid principal amount as follows: (1) if a Base Rate Loan, at 3.75% plus a rate equal to the greater of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, (c) the Adjusted LIBOR Rate (calculated based upon an Interest Period of one month and determined on a daily basis) plus 1.00%, and (d) 4.50% per annum and (2) if a LIBOR Rate Loan, 4.75% plus a floating LIBOR Rate with a 1.00% LIBOR floor. In connection with the above described amendments to the A/R Facility, the applicable margin of the Base Rate Loans was increased to 5.75% and the LIBOR Rate Loans was increased to 6.75%.

On December 17, 2020, the Company repaid in full the loans outstanding under the A/R Facility. The aggregate outstanding principal amount of loans under the A/R Facility as of such date was approximately $83.0 million. The early termination of the A/R Facility triggered an early termination fee of $0.8 million and required repayment of approximately $0.5 million in respect of principal, accrued interest and fees. All obligations under the A/R Facility (other than contingent indemnification obligations that expressly survive termination) terminated upon repayment. The A/R Facility was replaced by the Securitization Facility as described below. Repayment of A/R Facility was treated as an extinguishment of debt under ASC 470-50. Accordingly, the Company wrote off the unamortized balance of $8.2 million of debt issuance costs related to A/R facility.

On December 17, 2020, certain subsidiaries of Company closed on the $145.0 million Securitization Facility with a five year term. Borrowings under the Securitization Facility are subject to an improved borrowing base definition over the A/R Facility that consists of receivables and, subject to contribution, further supported by inventory and intellectual property, in each case, subject to certain eligibility criteria, concentration limits and reserves.

The Securitization Facility provided for an initial funding of approximately $92.0 million supported by the receivables portion of the borrowing base and, subject to contribution, a further funding of approximately $53.0 million supported by inventory and intellectual property. On December 17, 2020 the Company made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay the A/R Facility and used the remaining proceeds for general corporate purposes.

The initial documentation for the Securitization Facility includes (i) a Loan and Security Agreement (the “Securitization Loan Agreement”), dated as of December 10, 2020, by and among Exela Receivables 3, LLC (the “Securitization Borrower”), a wholly-owned indirect subsidiary of the Company, the lenders (each, a “Securitization Lender” and collectively the “Securitization Lenders”), Alter Domus (US), LLC, as administrative agent (the “Securitization Administrative Agent”) and the Company, as initial servicer, pursuant to which the Securitization Lenders will make loans to the Securitization Borrower to be used to purchase receivables and related assets from the Securitization Parent SPE (as defined below), (ii) a First Tier Receivables Purchase and Sale Agreement (the, dated as of December 17, 2020, by and among Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE”), a wholly-owned indirect subsidiary of the Company, and certain other indirect, wholly-owned subsidiaries of the Company listed therein (collectively, the “Securitization Originators”), and the Company, as initial servicer, pursuant to which each

Securitization Originator has sold or contributed and will sell or contribute to the Securitization Parent SPE certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Parent SPE, (iii) a Second Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among, the Securitization Borrower, the Securitization Parent SPE and the Company, as initial servicer, pursuant to which Securitization Parent SPE has sold or contributed and will sell or contribute to the Securitization Borrower certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Borrower, (iv) the Sub-Servicing Agreement, dated as of December 17, 2020, by and among the Company and each Securitization Originator, (v) the Pledge and Guaranty, dated as of the December 10, 2020, between the Securitization Parent SPE and the Administrative Agent, and (vi) the Performance Guaranty, dated as of December 17, 2020, between the Company, as performance guarantor, and the Securitization Administrative Agent (and together with all other certificates, instruments, UCC financing statements, reports, notices, agreements and documents executed or delivered in connection with the Securitization Loan Agreement, the “Securitization Agreements”).

The Securitization Borrower, the Company, the Securitization Parent SPE and the Securitization Originators provide customary representations and covenants under the Securitization Agreements. The Securitization Loan Agreement provides for certain events of default upon the occurrence of which the Securitization Administrative Agent may declare the facility’s termination date to have occurred and declare the outstanding Securitization Loan and all other obligations of the Securitization Borrower to be immediately due and payable, however the Securitization Facility does not include an ongoing liquidity covenant like the A/R Facility and aligns reporting obligations with the Company’s other material indebtedness agreements.

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are identified as VIEs and consolidated into the Company’s financial statements following VIE consolidation model under ASC 810. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bears interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%. As of December 31, 2020, there were borrowings of $91.9 million outstanding under the Securitization Facility. As of December 31, 2020, the Company was in compliance with all covenants required under the Securitization Facility.

Long-Term Debt Outstanding

As of December 31, 2020 and 2019, the following long-term debt instruments were outstanding:

	December 31,
	2020	2019
Other (a)	$37,653	30,232
First lien credit agreement (b)	343,597	360,583
Senior secured notes (c)	984,216	979,060
Secured borrowings under Securitization Facility	91,947	—
Revolver	80,543	65,000
Total debt	1,537,956	1,434,875
Less: Current portion of long-term debt	(39,952)	(36,490)
Long-term debt, net of current maturities	$1,498,004	$1,398,385

(a)	Other debt represents outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $4.8 million and $17.1 million as of December 31, 2020 and $6.5 million and $18.9 million as of December 31, 2019.

(c)	Net of unamortized original issue discount and debt issuance costs of $11.3 million and $4.5 million as of December 31, 2020 and $14.9 million and $6.0 million as of December 31, 2019.

As of December 31, 2020, maturities of long-term debt are as follows:

Maturity
2021	$39,952
2022	115,000
2023	1,325,741
2024	2,923
2025	91,947
Thereafter	—
Total long-term debt	1,575,563
Less: Unamortized discount and debt issuance costs	(37,607)
$1,537,956

12. Income Taxes

The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

For financial reporting purposes, income/ (loss) before income taxes includes the following components:

	Year Ended December 31,
	2020	2019	2018
United States	$(158,187)	$(511,165)	$(180,245)
Foreign	(6,760)	9,691	18,792
	$(164,947)	$(501,474)	$(161,453)

The provision for federal, state, and foreign income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Federal
Current	$—	$(1,308)	$1,308
Deferred	480	(3,879)	(2,006)
State
Current	1,325	2,255	390
Deferred	1,542	(807)	2,339
Foreign
Current	4,318	5,770	3,435
Deferred	5,919	5,611	2,887
Income Tax Expense	$13,584	$7,642	$8,353

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% and the amount of income taxes provided for are as follows:

	Year Ended December 31,
	2020	2019	2018
Tax at statutory rate	$(34,639)	$(105,310)	$(33,905)
Add (deduct)
State income taxes	(5,234)	(7,666)	(6,557)
Foreign income taxes	(516)	4,390	1,228
Nondeductible goodwill impairment	—	61,699	9,002
Permanent differences	218	1,275	2,542
Litigation settlement	71	3,310	608
Changes in valuation allowance	53,115	30,064	19,433
Unremitted earnings	(275)	1,604	4,735
GILTI Inclusion	(4,996)	3,772	2,289
Expiration of tax attributes	4,944	10,807	8,353
Other	896	3,697	625
Income Tax Expense	$13,584	$7,642	$8,353

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

The TCJA subjects a U.S. shareholder to tax on Global Intangible Low-taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected the accounting policy to recognize the tax expense related to GILTI in the year the tax is incurred as a period expense. At December 31, 2020, the Company has no GILTI inclusion related to current-year operations.

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which will allow an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Therefore, while many of the countries have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this exclusion. The Company plans to make the high-tax exception election for the 2020 tax year and recorded no GILTI cost in the total income tax expense for 2020. Additionally, the Company made an election for 2019 on its 2019 tax return and plans to make an election for 2018 by filing an amended tax return and recorded an estimated tax benefit of $5.0 million in the total income tax expense for 2020.

Beginning in 2018, the TCJA also subjects a U.S. shareholder of a controlled foreign corporation to current tax on certain payments from corporations subject to U.S. tax to related foreign persons, also referred to as base erosion and anti-abuse tax ("BEAT"). The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company has recorded zero tax expense related to BEAT for the year ended December 31, 2020 and 2019.

On March 27, 2020, Congress enacted the Coronavirus Aid Relief and Economic Security Act ("CARES Act"), in response to the COVID-19 pandemic. The CARES Act contain numerous income tax provisions, including refundable payroll tax credit, 100% utilization on net operating loss (NOL) for taxable income in 2018, 2019 and 2020, 5 years NOL carryback from 2018, 2019 or 2020, interest limitation increase to 50% adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020, and immediate deduction on qualified improvement costs instead of depreciating them over 39 years. The Company has benefited from the increase of 50% adjusted taxable income limitation on net interest expense deduction, as well as the refundable payroll tax credit.

The components of deferred income tax liabilities and assets are as follows:

	Year Ended December 31,
	2020	2019
Deferred income tax liabilities:
Book over tax basis of intangible assets and fixed assets	$(65,724)	$(77,088)
Unremitted foreign earnings	(6,063)	(6,339)
Operating lease and finance lease right-of-use assets	(11,597)	(16,981)
Other, net	$(2,604)	$(2,571)
Total deferred income tax liabilities	(85,988)	(102,979)

Deferred income tax assets:
Allowance for doubtful accounts and receivable adjustments	$1,704	$1,498
Inventory	1,677	903
Accrued liabilities	15,345	11,608
Net operating loss and tax credit carryforwards	171,148	158,265
Tax deductible goodwill	6,171	8,066
Disallowed interest deduction	74,672	56,873
Operating lease and finance lease liabilities	13,004	18,127
Other, net	19,334	15,480
Total deferred income tax assets	$303,055	$270,820

Valuation allowance	(220,030)	(163,805)
Total net deferred income tax assets (liabilities)	$(2,963)	$4,036

Gross deferred tax assets are reduced by valuation allowances to the extent the Company determines it is not more-likely-than-not that the deferred tax assets are expected to be realized. At December 31, 2020, the Company recognized $220.0 million of valuation allowances against gross deferred tax assets primarily related to net operating loss and tax credit carryforwards. Of this amount, approximately $60.5 million and $4.5 million of the total valuation allowance relates to U.S. federal and state limitations, respectively, on the utilization of net operating loss carryforwards due to numerous changes in ownership. Approximately $64.7 million and $9.1 million of the total valuation allowance relates to U.S. federal disallowed interest deductions and state disallowed interest deductions, respectively, pursuant to the TCJA. The remaining $81.3 million of the valuation allowance relates to non-limited U.S. and non-U.S. net operating losses, capital losses, and tax credits that are not expected to be realizable.

The net change during the year in the total valuation allowance was an increase of $56.2 million primarily related to the increase of net regular deferred tax assets and the increase of deferred tax assets related to disallowed interest deduction.

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

Included in deferred tax assets are federal, foreign and state net operating loss carryforwards, federal capital loss carryforwards, federal general business credit carryforwards and state tax credit carryforwards due to expire beginning in 2021 through 2040. As of December 31, 2020, the Company has federal and state income tax net operating loss (NOL) carryforwards of $601.0 million and $413.1 million, which will expire at various dates from 2021 through 2040. Such NOL carryforwards expire as follows:

		State and Local
	Federal NOL	NOL
2021 – 2025	$80,880	$72,038
2026 – 2030	145,219	91,726
2031 – 2040	374,913	249,373
	$601,012	$413,137

As of December 31, 2020, the Company has foreign net operating loss carryforwards of $55.7 million, $1.2 million of which were generated by Exela Poland, $0.3 million were generated in Hungary and Serbia, $1.7 million is generated in Netherland, $0.9 million is generated in Finland, and will expire in 2024, 2026, 2027 and 2031 respectively. The rest of the foreign net operating losses will be carried forward indefinitely.

Since the 2014 Reorganization did not result in a new tax basis of assets and liabilities for the Company, some of the goodwill continues to be deductible over the remaining amortization period for tax purposes. At December 31, 2020, approximately $31.4 million of the Company goodwill is tax deductible, $19.2 million of which is carried over from the 2014 Reorganization. Additionally, the Company has tax deductible goodwill of $12.2 million in connection with the TransCentra acquisition. These amounts were related to the tax basis carried over from the seller in those acquisitions.

The Company adopted the provision of accounting for uncertainty in income taxes in ASC Topic 740. ASC 740 clarifies the accounting for uncertain tax positions in the Company's financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on tax returns. The total amount of unrecognized tax benefits, exclusive of interest and penalties, is $1.8 million, $4.3 million and $1.5 million at December 31, 2020, 2019 and 2018, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2020, 2019 and 2018 is $0.7 million each, of tax benefits that, if recognized would benefit the effective tax rate. Total accrued interest and penalties recorded on the Consolidated Balance Sheet were $2.1 million, $2.1 million and $2.3 million at December 31, 2020, 2019 and 2018, respectively. The total amount of interest and penalties recognized in the Consolidated Statement of Operations at December 31, 2020, 2019, 2018 was $(0.0) million, $(0.2) million and $(0.4) million, respectively. For the year ending December 31, 2020, the Company has released $2.6 million in uncertain tax positions associated with Sec. 163(j) limitation permitted tax depreciation, which is based on the final Sec. 163j regulation that now allows the capitalized inventory under Sec. 263A as part of tax depreciation.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefits—January 1	$4,314	$1,476	$1,047
Gross decreases—tax positions in prior period	(21)	1,378	301
Gross decreases—tax positions in prior period	(2,608)	(10)	—
Gross increases—tax positions in current period	151	1,470	128
Unrecognized tax benefits—December 31	$1,836	$4,314	$1,476

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The statute of limitations for U.S. purposes is open for tax years ending on or after December 31, 2016, However, NOLs generated in years prior to 2016 and utilized in future periods may be subject to examination by U.S. tax authorities. State jurisdictions that remain subject to examination are not considered significant. The Company has significant foreign operations in India and EMEA. The Company may be subject to examination by the India tax authorities for tax periods ending on or after March 31, 2014.

At December 31, 2020, the Company has not changed its prior indefinite reinvestment assertion on undistributed earnings related to certain foreign subsidiaries. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $106.3 million of undistributed foreign earnings from these foreign subsidiaries as those earnings continue to be permanently reinvested. However, the Company does not indefinitely reinvest earnings in Canada, China, India, Mexico and Philippines. The Company recorded $6.0 million and $6.3 million of foreign withholding taxes on the undistributed earnings of these jurisdictions at December 31, 2020 and 2019, respectively. The Company recorded $0.3 million deferred benefit, $1.6 million deferred expense, and $4.7 million deferred expense in the Consolidated Statement of Operations at December 31, 2020, 2019 and 2018, respectively. The foreign withholding taxes deferred benefit recorded in the current year is primarily attributable to the remeasurement of the cumulative withholding taxes on certain India undistributed earnings as a result of the change in the withholding rate on distributions, offset by a deferred expense due to the current year undistributed earnings.

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

The expected rate of return assumptions for plan assets relate solely to the UK plan and are based mainly on historical performance achieved over a long period of time (15 to 20 years) encompassing many business and economic cycles. The Company assumed a weighted average expected long-term rate on plan assets of 3.47%.

Norway Pension Plan

The Company’s subsidiary in Norway provides pension benefits to eligible retirees and eligible dependents. Employees eligible for participation include all employees who were more than three years from retirement prior to March 2018. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants as at the later of two dates, the participants leaving the Company or April 30, 2018.

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

Funded Status

The change in benefit obligations, the change in the fair value of the plan assets and the funded status of the Company’s pension plans (except for the German pension plan which is unfunded) and the amounts recognized in the Company’s consolidated financial statements are as follows:

	Year ended December,
	2020	2019
Change in Benefit Obligation:
Benefit obligation at beginning of period	$100,961	$90,051
Service cost	69	80
Interest cost	1,984	2,448
Actuarial loss (gain)	18,861	9,168
Plan amendments	(10)	(835)
Benefits paid	(4,745)	(3,082)
Foreign-exchange rate changes	4,891	3,131
Benefit obligation at end of year	$122,011	$100,961

Change in Plan Assets:
Fair value of plan assets at beginning of period	$75,875	$62,952
Actual return on plan assets	10,755	10,906
Employer contributions	2,052	2,557
Benefits paid	(4,651)	(2,995)
Foreign-exchange rate changes	3,184	2,455
Fair value of plan assets at end of year	87,215	75,875
Funded status at end of year	$(34,796)	$(25,086)

Net amount recognized in the Consolidated Balance Sheets:
Pension liability, net (a)	$(35,515)	$(25,681)
Amounts recognized in accumulated other comprehensive loss, net of tax consist of:
Net actuarial loss	(17,064)	(8,059)
Net amount recognized in accumulated other comprehensive loss, net of tax	$(17,064)	$(8,059)

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate projected benefit obligation	$122,010	$100,961
Aggregate accumulated benefit obligation	$122,010	$100,961
Aggregate fair value of plan assets	$87,215	$75,875

(a)	Consolidated balance of $35.5 million as of December 31, 2020 includes pension liabilities of $29.7 million, $2.7 million, $2.4 million and less than $0.1 million under U.K., Asterion, German and Norway pension plans, respectively, and minimum regulatory benefit for a Philippines legal entity of $0.6 million. Consolidated balance of $25.7 million as of December 31, 2019 includes pension liabilities of $20.6 million, $2.4 million, $2.1 million and less than $0.1 million under U.K., Asterion, German and Norway pension plans, respectively, and minimum regulatory benefit for a Philippines legal entity of $0.5 million.

Tax Effect on Accumulated Other Comprehensive Loss

As of December 31, 2020 and 2019, the Company recorded actuarial losses of $17.1 million and $8.1 million, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension and Postretirement Expense

The components of the net periodic benefit cost are as follows:

	Year ended December 31,
	2020	2019	2018
Service cost	$74	$80	$82
Interest cost	1,984	2,448	2,350
Expected return on plan assets	(2,530)	(2,460)	(2,841)
Amortization:
Amortization of prior service cost	150	(169)	9
Amortization of net loss	1,739	1,768	1,755
Settlement loss	552	—	—
Net periodic benefit cost	$1,969	$1,667	$1,355

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

The following tables set forth the principal actuarial assumptions used to determine benefit obligation and net periodic benefit costs:

	December 31,
	2020	2019	2020	2019	2020	2019	2020	2019

	UK		Germany		Norway		Asterion
Weighted-average assumptions used to determine benefit obligations:
Discount rate	1.40%	2.10%	0.75%	1.00%	1.70%	2.30%	0.79%	1.10
Rate of compensation increase	N/A	N/A	N/A	N/A	2.25%	2.25%	N/A %	2.50
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	2.10%	2.80%	0.75%	1.00%	1.70%	2.30%	0.79%	1.10
Expected asset return	3.47%	3.87%	N/A %	N/A %	2.70%	3.80%	0.79%	1.10
Rate of compensation increase	N/A	N/A	N/A	N/A	2.25%	2.25%	N/A %	2.50

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

The Company assumed a weighted average expected long-term rate of return on plan assets for the overall scheme of 3.45%. The Company’s long-term expected rate of return on cash is determined by reference to UK government 10 year bond yields at the balance sheet dates. The long-term expected return on bonds is determined by reference to corporate bond yields at the balance sheet date. The long-term expected rate of return on equities and diversified growth funds is based on the rate of return on UK long dated government bonds with an allowance for out-performance. The long-term expected rate of return on the liability driven investments holdings is determined by reference to UK government 20 year bond yields at the balance sheet date.

The discount rate assumption was developed considering the current yield on an investment grade non-gilt index with an adjustment to the yield to match the average duration of the index with the average duration of the plan’s liabilities. The index utilized reflected the market’s yield requirements for these types of investments.

The inflation rate assumption was developed considering the difference in yields between a long-term government stocks index and a long-term index-linked stocks index. This difference was modified to consider the depression of the yield on index-linked stocks due to the shortage of supply and high demand, the premium for inflation above the expectation built into the yield on fixed-interest stocks and the government’s target rate for inflation (CPI) at 2.0%. The assumptions used are the best estimates chosen from a range of possible actuarial assumptions which, due to the time scale covered, may not necessarily be borne out in practice.

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

	December 31,
	2020	2019	2018
U.K. and other international equities	31.4%	29.9%	27.1%
U.K. government and corporate bonds	2.7	12.5	12.7
Diversified growth fund	21.0	41.3	38.9
Liability driven investments	40.6	16.3	21.3
Multi-asset credit fund	4.3	—	—
Total	100.0%	100.0%	100.0%

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2020 and 2019:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$430	$430	$—	$—
Equity funds:
U.K.	16,201	—	16,201	—
Other international	10,802	—	10,802	—
Fixed income securities:
Corporate bonds / U.K. Gilts	2,353	—	2,353	—
Other investments:
Diversified growth fund	18,313	—	18,313	—
Liability driven investments	35,403	—	35,403	—
Multi-asset credit fund	3,713	—	3,713	—
Total fair value	$87,215	$430	$86,785	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$837	$837	$—	$—
Equity funds:
U.K.	13,121	—	13,121	—
Other international	8,747	—	8,747	—
Fixed income securities:
Corporate bonds / U.K. Gilts	9,446	—	9,446	—
Other investments:
Diversified growth fund	31,345	—	31,345	—
Liability driven investments	12,379		12,379
Total fair value	$75,875	$837	$75,038	$—

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

Employer Contributions

The Company’s funding is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $2.1 million and $2.6 million to its pension plans during the years ended December 31, 2020 and 2019, respectively. The Company has fully funded the pension plans for 2020 based on current plan provisions. The Company expects to contribute $3.1 million to the pension plans during 2021, based on current plan provisions.

Estimated Future Benefit Payments

The estimated future pension benefit payments expected to be paid to plan participants are as follows:

Estimated
Benefit
Payments
Year ended December 31,
2021	$1,817
2022	2,161
2023	2,078
2024	2,966
2025	2,995
2026 - 2030	17,878
Total	$29,895

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

Appraisal Demand

On September 21, 2017, former stockholders of SourceHOV Holdings, Inc. (“SourceHOV”), who owned 10,304 shares of SourceHOV common stock, filed a petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery (the “Court”), captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (the “Appraisal Action”). The Appraisal Action arose out of a preliminary transaction in connection with the acquisition of SourceHOV and Novitex Holdings, Inc., by Quinpario in July 2017 (“Novitex Business Combination”), and the petitioners sought, among other things, a determination of the fair value of their SourceHOV shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. During the trial the parties and their experts offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination. SourceHOV argued the value was no more than $1,633.85 per share and the petitioners argued the value was at least $5,079.28 per share. On January 30, 2020, the Court issued its post-trial Memorandum Opinion in the Appraisal Action, in which it found that the fair value of SourceHOV as of the date of the Novitex Business Combination was $4,591 per share, and on March 26, 2020, the Court issued its final order awarding the petitioners $57,698,426 inclusive of costs and interest. Per the Court’s opinion, the legal rate of interest, compounded quarterly, accrues on the per share value from the July 2017 closing date of the Novitex Business Combination until the date of payment to petitioners.

SourceHOV appealed the judgment in the Appraisal Action on June 30, 2020. On January 22, 2021, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery in favor of the petitioners. To date, SourceHOV has not paid the judgment in the Appraisal Action, and the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

The appraisal petitioners have filed additional actions to recognize the judgment against SourceHOV, an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV, and an action against SourceHOV and certain of its directors and officers alleging creditor derivative claims relating to the Company’s securitization facilities. In early February 2021, petitioners also filed a motion for a preliminary injunction in the derivative action in which they seek a court order freezing certain property and prohibiting certain transfers and payments by Exela subsidiaries other that SourceHOV, including preventing them from paying their creditors unless the payments are made equally among Exela’s other creditors and toward the Appraisal Action liability. Although the Company believes that it has valid defenses to these ancillary proceedings and has moved to dismiss them, there can be no assurance that the Company will be successful.

As a result of the Appraisal Action and following repayment of the Margin Loan by Ex-Sigma 2, 1,523,578 shares of our Common Stock issued to Ex-Sigma 2, our largest shareholder following the Novitex Business Combination, were returned to the Company during the first quarter of 2020.

As of December 31, 2020, the Company has an accrued liability of $60.7 million for the Appraisal Action based on the judgment received on January 30, 2020 plus accrued interest, which is management’s best estimate of the total payment.

Adverse Arbitration Order

In April 2020, one of the Company's Nordic subsidiaries commenced an arbitration in Finland against a customer alleging breach of contract and other damages in connection with an outsourcing services agreement and transition services agreement executed in 2017. In September 2020, the customer submitted counterclaims against the Company in an aggregate amount over EUR 10.0 million. Following an expedited arbitration, in late November 2020, the arbitrator awarded the customer approximately $13.0 million in the aggregate for the counterclaimed damages and costs. The Company filed an application to annul the award in late January 2021 with the relevant court asserting, among other bases, that the arbitrator violated due process and procedural rules by disallowing the Company’s witness and expert testimony and maintaining the expedited format following the assertion of significant counterclaims which would ordinarily have required the application of normal rather than expedited rules. In mid-February 2021, the court ordered an interim stay and prohibition of enforcement of the arbitration award. At this time, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to the appeal; however, the Company believes it has meritorious claims and defenses and is vigorously asserting them. However, at the same time principals from the Company and the customer’s owner groups are engaged in substantive settlement discussions seeking a commercial solution, which are in an advanced stage, but have not yet come to a resolution. The Company recorded an accrual in the amount of $9.6 million as of December 31, 2020 for this matter.

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

15. Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable approximated their fair value as of December 31, 2020, and December 31, 2019, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 34.8% and 30.8% respectively, of the respective principal balance outstanding as of December 31, 2020. The fair value is substantially less than the carrying value for the long-term debt. Other debt represents the Company's outstanding loan balances associated with various hardware and software purchases along with loans entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt using Level 2 inputs including the recent issue of the debt, the Company’s credit rating, and the current risk-free rate. The Company’s contingent liabilities related to prior acquisitions are re-measured each period and represent a Level 3 measurement as it is based on the settlement amount based on the settlement agreement terms less amount already paid.

The Company determined the fair value of the interest rate swap using Level 2 inputs. The Company uses closing prices as provided by a third party institution. (Refer to Note 2 - Basis of Presentation and Summary of Significant Accounting Policies).

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2020 and December 31, 2019:

	Carrying	Fair	Fair Value Measurements
As of December 31, 2020	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,498,004	$604,775	$—	$604,775	$—
Interest rate swap liability	125	125	—	125	—
Acquisition contingent liability	300	300	—	—	300
Nonrecurring assets and liabilities:
Goodwill	359,781	359,781	—	—	359,781

	Carrying	Fair	Fair Value Measurements
As of December 31, 2019	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,398,385	$632,796	$—	$632,796	$—
Interest rate swap asset	501	501	—	501	—
Acquisition contingent liability	721	721	—	—	721
Nonrecurring assets and liabilities:
Goodwill	359,771	359,771	—	—	359,771

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

	December 31,	December 31,
	2020	2019
Balance as of January 1,	$721	$721
Earn-out Adjustment	279	—
Payments/Reductions	(700)	—
Balance as of December 31,	$300	$721

During 2019, goodwill impairment charge totaling $348.6 million was recognized. See Note 9.

16. Stock-Based Compensation

At Closing, SourceHOV had 24,535 restricted stock units (“RSUs”) outstanding under its 2013 Long Term Incentive Plan (“2013 Plan”). Simultaneous with the Closing, the 2013 Plan, as well as all vested and unvested RSUs under the 2013 Plan, were assumed by Ex-Sigma (the sole equityholder of Ex-Sigma 2), an entity formed by the former SourceHOV equity holders. In accordance with U.S. GAAP, the Company incurred compensation expenses related to the 9,880 unvested RSUs as of July 12, 2017 on a straight-line basis until fully vested, because the recipients of the RSUs were employees of the Company. All unvested RSUs under the 2013 Plan were vested by April 2019. As of December 31, 2020, there were no outstanding obligations under the 2013 Plan.

Exela 2018 Stock Incentive Plan

On January 17, 2018, Exela’s 2018 Stock Incentive Plan (the “2018 Plan”) became effective. The 2018 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based compensation to eligible participants. The Company is authorized to issue up to 2,774,588 shares of Common Stock under the 2018 Plan.

Restricted Stock Unit Grants

Restricted stock unit awards generally vest ratably over a one to two year period. Restricted stock units are subject to forfeiture if employment terminates prior to vesting and are expensed ratably over the vesting period.

A summary of RSU activity under the 2018 Plan for the year 2020 is summarized in the following table:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Shares	Date Fair Value	(Years)	Intrinsic Value
Outstanding Balance as of December 31, 2019	103,102	$5.97	1.19	$616
Granted	—	—
Forfeited	—	—
Vested	(76,647)	7.55
Outstanding Balance as of December 31, 2020	26,455	$3.78	0.91	$50

Out of the RSUs that vested in 2020, 3,433 were net-share settled such that the Company withheld shares with value equivalent to the employee’s minimum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 1,567 shares and were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. Total payment for the employee’s tax obligations to taxing authorities was less than $0.1 million and is reflected as a financing activity within the Consolidated Statements of Cash flows.

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the year 2020 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period	Aggregate
	Outstanding	Date Fair Value	Exercise Price	(Years)	Intrinsic Value (2)
Outstanding Balance as of December 31, 2019	1,645,900	$5.91	$12.42	2.27	$—
Granted	70,000	0.75
Exercised	—	—
Forfeited	(80,200)	6.19
Expired	—	—
Outstanding Balance as of December 31, 2020 (1)	1,635,700	$5.67	$11.89	1.42	$—

(1) 379,480 of the outstanding options are exercisable as of December 31, 2020.

(2) Exercise prices of all of the outstanding options as of December 31, 2020 were higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value was zero.

As of December 31, 2020, there was approximately $2.8 million of total unrecognized compensation expense related to non-vested awards for the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $2.8 million, $7.8 million, and $7.6 million related to the 2013 Plan and 2018 Plan awards for the years ended December 31, 2020, 2019, and 2018.

17. Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock or as provided for in the Director Nomination Agreements, the holders of our Common Stock possess all voting power for the election of our board of directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. During fiscal 2020, 1,004,183 shares of Series A Preferred Stock were converted into 409,238 shares of Common Stock. As of December 31, 2020 and December 31, 2019, there were 49,242,225 and 50,283,896 shares outstanding, respectively (the outstanding shares of Common Stock as of December 31, 2019 includes the 1,523,578 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action which became treasury stock).

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2020 and December 31, 2019, the Company had 3,290,050 shares and 4,294,233 shares of Series A Preferred Stock outstanding, respectively. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder's option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of December 31, 2020, after taking into account the effect of the Reverse Stock Split, each outstanding shares of Series A Preferred Stock was convertible into 0.4269 shares of Common Stock using this conversion formula. Accordingly, as of December 31, 2020, 1,404,621 shares of Common Stock were issuable upon conversion of the remaining 3,290,050 shares of Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Liquidation Preference") per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date through December 31, 2020 the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The dividend accumulation for the years ended December 31, 2020 and 2019 was $1.3 million and $3.3 million, respectively as reflected on the Consolidated Statement of Operations. As of December 31, 2020, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 was $10.8 million. The per share average of cumulative preferred dividends is $3.3.

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

Treasury Stock

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company was permitted to purchase up to 1,666,667 shares of Common Stock. The Share Buyback Program has expired. As of December 31, 2020, 929,049 shares had been repurchased under the Share Buyback Program and they are held in treasury stock. The Company records treasury stock using the cost method.

During the first quarter of 2020, 1,523,578 shares of Common Stock were returned to the Company by Ex-Sigma 2 in connection with the Appraisal Action. These shares are also included in treasury stock.

Warrants

At December 31, 2020, there were a total of 34,986,302 warrants outstanding. As part of its IPO, Quinpario had issued 35,000,000 units comprising one share of Common Stock and one warrant of which 34,986,302 have been separated from the original unit and 13,698 warrants remain an unseparated part of the originally issued units (the Common Stock included in these originally issued units (adjusted to reflect the Reverse Split) have been accounted for in the number of shares of Common Stock outstanding referred to above). The warrants traded on the OTC Pink under the symbol “XELAW” as of December 31, 2020.

Each warrant entitles the holder to purchase one-sixth of one share of Common Stock at a price of $5.75 per one-sixth share ($34.50 per whole share). Warrants may be exercised only for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the warrants. Each warrant is currently exercisable and will expire July 12, 2022 (five years after the completion of the Novitex Business Combination), or earlier upon redemption.

The Company may call the warrants for redemption at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if, and only if, the last sales price of the shares of Common Stock equals or exceeds $72.00 per share for any 20 trading days within a 30 trading day period (the “30-day trading period”) ending three business days before the Company sends the notice of redemption, and if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption.

18. Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, “HGM”) of $0.1 million, $0.6 million and less than $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, and following a distribution of all the shares held by Ex-Sigma 2, HGM may be deemed to beneficially own approximately 50% of the Company’s Common Stock, including shares controlled, pursuant to voting agreements.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees relating to these agreements of $1.9 million, $1.0 million, and $0.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was $0.2 million, $0.4 million, and $0.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $1.4 million, $1.5 million, and $1.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. These expenses are included in cost of revenue in the consolidated statements of operations.

Certain premium payments, secondary offering fees and legal expenses were reimbursed to Ex-Sigma 2 pursuant to the terms of the Consent, Waiver and Amendment dated June 15, 2017, by and among the Company, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., SourceHOV, Novitex, Novitex Parent, L.P., Ex Sigma LLC, HOVS LLC and HandsOn Fund 4 I, LLC, amending the Novitex Business Combination agreement (the “Consent, Waiver and Amendment”). These expenses are included in related party expense in the consolidated statements of operations. The Company recorded related party expenses of $1.7 million and $5.2 million during the years ended December 31, 2019 and 2018, respectively, related to the Company’s obligation to reimburse Ex-Sigma 2 for premium payments on the Margin Loan. The Company recorded related party expenses of $2.1 million and $2.4 million for the years ended December 31, 2019 and 2018, respectively, for reimbursable expenses related to secondary offerings of shares by Ex-Sigma 2, the proceeds of which were used to repay the Margin Loan. The reimbursement payments were made in the second half of 2019. The Company recorded related party expenses of $0.3 million, $0.6 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, for reimbursable legal expenses of Ex-Sigma 2.

The Company made payments totaling $5.6 million to Ex-Sigma 2 during the fourth quarter of 2019. Separately, the Company determined it was obligated to reimburse premium payments of $6.9 million made by Ex-Sigma 2 on the Margin Loan under the terms of the Consent, Waiver and Amendment. Pursuant to a written settlement agreement entered into in June 2020, Ex-Sigma, SourceHOV and the Company agreed that the $5.6 million of payments made during the fourth quarter of 2019 would be accepted to fully discharge the Company’s obligation to reimburse Ex-Sigma 2 for the $6.9 million of premium payments. The Company recorded the difference of $1.3 million between the obligation amount and the settlement amount as an increase to additional paid in capital in the consolidated statements of stockholders’ deficit for the year ended December 31, 2020.

In addition, in October 2019, the Company awarded $6.3 million in bonuses to certain employees who were also indirect equity holders of Ex-Sigma 2 through their holdings of Ex-Sigma that had been issued upon the vesting of RSUs granted under the 2013 Plan. Ex-Sigma 2 pledged all of its capital stock in the Company as collateral for the Margin Loan. The Company remitted the net amount of $4.6 million (after withholding payroll taxes of $1.7 million) toward the outstanding balance on the Margin Loan in order to benefit such employees. The bonus amount remitted by the Company was originally determined by Ex-Sigma management based on such employees’ over-all equity ownership of Ex-Sigma. Following payment in full of the Margin Loan, during the first quarter of 2020, Ex-Sigma 2 distributed the shares of the Company’s capital stock held by it to its sole equity holder, Ex-Sigma, who distributed the shares to its equity holders, including the bonus recipients. These bonus payments were not processed or approved according to the Company’s internal control policies. In May 2020, each employee that received the bonus countersigned an authorization letter confirming their authorization for the Company to remit the amount of their net bonus to pay a portion of the Margin Loan. The Company recorded the $6.3 million bonus payments as compensation expense in selling, general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2019.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was approximately $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

On November 18, 2014, one of the Company's subsidiaries entered into a master services agreement with an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, the Company provides printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. The Company recognized revenue of $0.1 million, $0.6 million and $0.6 million under this agreement for the years ended December 31, 2020, 2019 and 2018, respectively, in our consolidated statements of operations.

In April 2016, one of the Company’s subsidiaries entered into a master services agreement with Presidio Networked Solutions Group, LLC ("Presidio Group"), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo. Pursuant to this master services agreement, Presidio Group provides the Company with employees, subcontractors, and/or goods and services. For the years ended December 31, 2020, 2019 and 2018 there were related party expenses of $0.2 million, $1.0 million and $0.7 million, respectively, for this service.

On January 18, 2017, one of the Company’s subsidiaries entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC (‘‘Caesars’’). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, the Company provides managed print services to Caesars, including general equipment operation, supply management, support services and technical support. The Company recognized revenue of $0.9 million, $4.4 million and $4.1 million for years ended December 31, 2020, 2019 and 2018.

On May 5, 2017, one of the Company’s subsidiaries entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provides ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. The

Company recognized revenue of $0.3 million, $1.2 million and $0.6 million in our consolidated statements of operations from ADT LLC under this master services agreement for the years ended December 31, 2020, 2019 and 2018.

On July 20, 2017, one of the Company’s subsidiaries entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provides commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $0.9 million, $5.4 million and $5.7 million for the year ended December 31, 2020, 2019 and 2018 and cost of revenue of less than $0.1 million for each of the years ended December 31, 2020, 2019 and 2018 from Diamond Resorts Centralized Services Company under this master services agreement.

Payable and Receivable/Prepayment Balances with Affiliates

Payable and receivable/prepayment balances with affiliates as of December 31, 2020 and December 31, 2019 are as follows:

	December 31, 2020		December 31, 2019
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$711	$—	$601	$—
Rule 14	—	44	—	250
HGM	—	52	115	—
Apollo affiliated company	—	—	—	202
Oakana	—	1	—	1
Ex-Sigma 2	—	—	—	1,287
	$711	$97	$716	$1,740

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

	Year ended December 31, 2020
	ITPS	HS	LLPS	Total
Revenue	$1,005,043	$219,047	$68,472	$1,292,562
Cost of revenue (exclusive of depreciation and amortization)	815,013	159,917	48,614	1,023,544
Segment profit	190,030	59,130	19,858	269,018
Selling, general and administrative expenses (exclusive of depreciation and amortization)				186,104
Depreciation and amortization				93,953
Impairment of goodwill and other intangible assets				—
Related party expense				5,381
Interest expense, net				173,878
Debt modification and extinguishment costs				9,589
Sundry income, net				(153)
Other income, net				(34,788)
Net loss before income taxes				$(164,946)

	Year ended December 31, 2019
	ITPS	HS	LLPS	Total
Revenue	$1,234,284	$256,721	$71,332	$1,562,337
Cost of revenue (exclusive of depreciation and amortization)	1,001,655	180,045	43,035	1,224,735
Segment profit	232,629	76,676	28,297	337,602
Selling, general and administrative expenses (exclusive of depreciation and amortization)				198,864
Depreciation and amortization				100,903
Impairment of goodwill and other intangible assets				349,557
Related party expense				9,501
Interest expense, net				163,449
Debt modification and extinguishment costs				1,404
Sundry expense, net				969
Other expense, net				14,429
Net loss before income taxes				$(501,474)

	Year ended December 31, 2018
	ITPS	HS	LLPS	Total
Revenue	$1,273,647	$228,015	$84,560	$1,586,222
Cost of revenue (exclusive of depreciation and amortization)	1,010,320	151,877	51,206	1,213,403
Segment profit	263,327	76,138	33,354	372,819
Selling, general and administrative expenses (exclusive of depreciation and amortization)				184,908
Depreciation and amortization				138,077
Impairment of goodwill and other intangible assets				48,127
Related party expense				12,403
Interest expense, net				155,991
Debt modification and extinguishment costs				1,067
Sundry income, net				(3,271)
Other income, net				(3,030)
Net loss before income taxes				$(161,453)

The following table presents revenues by principal geographic area where the Company’s customers are located for the years ended December 31, 2020, 2019, and 2018.

	Years ended December 31,
	2020	2019	2018
United States	$1,057,006	$1,286,678	$1,347,516
EMEA	213,418	248,466	211,314
Other	22,138	27,193	27,392
Total Consolidated Revenue	$1,292,562	$1,562,337	$1,586,222

20. Selected Quarterly Financial Results (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2020 and 2019 (dollars in thousands, except per share data):

	Q1 2020	Q2 2020	Q3 2020	Q4 2020
Revenue:
ITPS	$284,112	$243,029	$234,365	$243,537
HS	64,049	49,166	54,209	51,623
LLPS	17,290	15,527	16,706	18,949
Total Revenue	365,451	307,722	305,280	314,109

Cost of revenue:
ITPS	235,120	195,835	183,671	200,387
HS	44,931	36,148	39,444	39,394
LLPS	12,488	9,805	11,107	15,214
Cost of revenue (exclusive of depreciation and amortization)	292,539	241,788	234,222	254,995

Selling, general and administrative expenses (exclusive of depreciation and amortization)	50,374	47,014	42,837	45,879
Depreciation and amortization	23,185	22,847	22,095	25,826
Impairment of goodwill and other intangible assets	—	—	—	—
Related party expense	1,551	1,146	1,360	1,324
Operating income (loss)	(2,198)	(5,073)	4,766	(13,915)

Other expense (income), net:
Interest expense, net	41,588	44,440	43,612	44,238
Debt modification and extinguishment costs	—	—	—	9,589
Sundry expense (income), net	1,082	(899)	(434)	98
Other expense (income), net	(34,657)	(584)	(10,414)	10,867
Net loss before income taxes	(10,211)	(48,030)	(27,998)	(78,707)
Income tax (expense) benefit	(2,459)	(661)	(320)	(10,144)
Net loss	(12,670)	(48,691)	(28,318)	(88,851)
Cumulative dividends for Series A Preferred Stock	1,440	(858)	(976)	(915)
Net loss attributable to common stockholders	$(11,230)	$(49,549)	$(29,294)	$(89,766)
Weighted average outstanding common shares (Refer to Net Loss per Share discussion in Note 2)	49,065,055	49,169,556	49,170,477	49,172,037
Earnings per share:
Basic and diluted	$(0.23)	$(1.01)	$(0.60)	$(1.82)

	Q1 2019	Q2 2019	Q3 2019	Q4 2019
Revenue:
ITPS	$325,172	$309,840	$292,607	$306,665
HS	61,343	63,440	62,132	69,806
LLPS	17,842	17,569	18,806	17,115
Total Revenue	404,357	390,849	373,545	393,586

Cost of revenue:
ITPS	259,272	249,589	241,867	250,927
HS	40,341	43,353	42,717	53,634
LLPS	10,988	10,889	10,861	10,297
Cost of revenue (exclusive of depreciation and amortization)	310,601	303,831	295,445	314,858

Selling, general and administrative expenses (exclusive of depreciation and amortization)	49,677	51,162	48,347	49,678
Depreciation and amortization	26,624	24,779	25,079	24,421
Impairment of goodwill and other intangible assets	—	—	97,158	252,399
Related party expense	998	5,331	1,430	1,742
Operating income (loss)	16,457	5,746	(93,914)	(249,512)

Other expense (income), net:
Interest expense, net	39,701	39,959	40,573	43,216
Debt modification and extinguishment costs	—	1,404	—	—
Sundry expense (income), net	2,715	(1,311)	165	(600)
Other expense, net	1,493	2,527	406	10,003
Net loss before income taxes	(27,452)	(36,833)	(135,058)	(302,131)
Income tax (expense) benefit	(4,720)	(4,738)	3,769	(1,953)
Net loss	(32,172)	(41,571)	(131,289)	(304,084)
Cumulative dividends for Series A Preferred Stock	(914)	(914)	(884)	(597)
Net loss attributable to common stockholders	$(33,086)	$(42,485)	$(132,173)	$(304,681)
Weighted average outstanding common shares (Refer to Net Loss per Share discussion in Note 2)	48,524,074	48,488,731	48,545,583	48,720,451
Earnings per share:			—
Basic and diluted	$(0.68)	$(0.88)	$(2.72)	$(6.27)

21. Subsequent Events

Reverse Stock Split

On January 25, 2021, the Company filed a Certificate of Amendment of the Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Amendment”), with the Secretary of State of Delaware, to effect a one share-for-three shares reverse stock split of the Company’s Common Stock. The reverse stock split, had no effect on the par value of the Common Stock and did not reduce the number of authorized shares. It also did not affect the number of Series A Preferred Stock outstanding; however, it did reduce the conversion factor of the Company’s Series A Convertible Preferred Stock. The reason for the reverse stock split was to maintain the Company’s listing on The Nasdaq Capital Market, which pursuant to Nasdaq Listing Rule 5550(a)(2)(the “Rule”) requires that if the closing bid price of the Common Stock is below $1.00 for 30 consecutive trading days, then the closing bid price must be $1.00 or more for 10 consecutive trading days during a grace period to regain compliance with the Rule.

Private Placement of Common Stock and Warrants

On March 15, 2021, the Company entered into a securities purchase agreement with institutional investors for the purchase and sale of 9,731,819 shares of Common Stock at a price of $2.75 per share and warrants to purchase 9,731,819 shares of Common Stock at an exercise price of $4.00 per share. The warrants will be exercisable beginning on the calendar date following the six month anniversary of the closing and will expire five years from the date when first exercisable. The gross proceeds to Exela from this offering were approximately $26.8 million before deducting placement agent fees and other estimated offering expenses. The offering closed on March 18, 2021.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) as of December 31, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, as discussed below, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated balance sheets as of and for the years ended December 31, 2020 and 2019 and the consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2020, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision of the board of directors, is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework (2013) (the “COSO 2013 Framework”). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to material weaknesses in our internal control over financial reporting described below.

The Company did not design, implement and operate effective process-level control activities related to order-to-cash (including revenue, customer deposits and accounts receivable), leases, journal entries and preparation of the consolidated financial statements, as well as accounting for significant unusual transactions.

These deficiencies in process-level control activities were largely caused by an ineffective control environment as follows:

●	The Company did not sufficiently establish structures, reporting lines and appropriate authorities and responsibilities; and
●	The Company did not sufficiently attract, develop and retain competent resources and hold them accountable for their internal control responsibilities.

The deficiencies in the control environment also created deficiencies in the Company’s risk assessment process, information and communication and monitoring activities as follows:

●	Financial reporting objectives were not clearly specified to enable the identification and assessment of risks, including complying with applicable accounting standards;
●	The risk assessment process failed to identify and assess risks of misstatement, including fraud risks, to ensure controls were designed and implemented to respond to those risks;
●	Relevant and quality information to support the functioning of internal controls was not consistently generated or used by the Company to support the operation of internal controls;
●	Changes that could impact the system of internal controls were not identified and assessed;
●	The Company did not sufficiently select, develop and perform ongoing evaluations to determine the components of internal control are present and functioning;
●	Internal communication of information necessary to support the functioning of internal control was not sufficient;
●	Communication with external parties on matters affecting the functioning of internal control was not complete; and
●	The evaluation and communication of internal control deficiencies, including monitoring corrective actions, were not performed in a timely manner.

Because there is a reasonable possibility that material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2020.

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

●	Further develop the detailed remediation plan, with appropriate executive sponsorship and with the assistance of third-party specialists, to specifically address the material weaknesses related to the control environment, risk assessment, information and communication, and monitoring activities.
●	Establish adequate reporting structure to ensure appropriate authority guidelines are in place and are effective.
●	Continue to hire, train, and retain individuals with appropriate skills and experience, assign responsibilities and hold individuals accountable for their roles related to internal control over financial reporting.

●	Design and implement a comprehensive and continuous risk assessment process to identify and assess risks of material misstatement (including fraud risks) and ensure that the impacted financial reporting processes and related internal controls are properly designed and in place to respond to those risks in our financial reporting.
●	Enhance the design of existing control activities and implement additional process-level control activities and ensure they are operating effectively.
●	Design and implement additional information and communications controls to ensure use of and obtaining relevant and quality information to allow operation of effective control activities, including internal and external communication.
●	Design and implement additional monitoring controls to assess the consistent operation of controls and to remediate deficiencies.

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

Changes in Internal Controls over Financial Reporting

We made the following material changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) during the fiscal year ended December 31, 2020 to remediate previously reported material weaknesses in our internal control over financial reporting:

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2019, the Company had ineffectively designed, implemented, and operated processes/process controls related to:

●	Procure-to-pay (including operating expenses, accounts payable, and accrued liabilities).
●	Hire-to-pay (including compensation expense and accrued liabilities).
●	Approval, authorization and disclosure of related party transactions.
●	Goodwill
●	Restricted cash
●	Share based compensation
●	General information technology controls (GITCs) over user and privileged access to information technology (IT) systems at multiple components in order to adequately restrict access to appropriate finance and IT personnel and enforce appropriate segregation of duties.

To remediate the material weakness, the following actions were taken by management in fiscal 2020:

●	Increased the oversight of the Board of Directors over the remediation plan including the design, implementation and execution of internal controls.
●	Implemented changes to the subledger to ERP reconciliation controls in which all key fields were included in the reconciliation and the reconciliation is performed by appropriate management in a timely manner.
●	Implemented review controls over manual vouchers entered into ERP systems to ensure vouchers are independently prepared and approved in accordance with the Delegation of Authority.
●	Implemented changes to the Delegation of Authority to align with the business approval structure and updated the approval routings in subledger system to ensure non-PO invoices are appropriately reviewed and approved.
●	Implemented a review control which requires Payroll Department to validate that all hourly employees' time was approved on a bi-weekly basis and obtain documented approval for any unapproved time.
●	Implemented a review of the manual data import from timekeeping system to payroll processing system at Exela Enterprise Solutions to ensure time upload from timekeeping system to payroll processing system is complete and accurate.
●	The Company hired a Vice President of SOX Compliance in September 2020 and a Director of Financial Planning & Analysis in October 2020. The Company will continue to add appropriate technical resources as needed to assist in remediating deficiencies in internal control over financial reporting.

●	Implemented controls to identify a complete population of related party transactions, submit them for timely approval to the audit committee and ensure they are properly disclosed in the consolidated financial statements
●	Enhanced review controls over the accuracy of the annual goodwill impairment analysis.
●	Improved review controls over the accuracy of the balance sheet presentation of restricted cash.
●	Enhanced review controls over share based compensation during 2020.
●	Implemented enhanced user access review exercise for operating systems and databases.
●	Implemented enhanced segregation of duties control testing.

There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our executive officers is contained in the section titled “Executive Officers” in Part I of this Annual Report.

The other information required by this Item will be included in our Proxy Statement for the 2021 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Continuing Members of the Board of Directors,” “Additional Information Concerning the Board of Directors of the Company,” Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2021 Annual General Meeting of Shareholders under the captions “Executive Compensation” and “Director Remuneration,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2021 Annual General Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2021 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2021 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2020 and is incorporated by reference in this Annual Report.

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) (1) Financial Statements

(a)(3) Exhibits

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
2.1

Novitex Business Combination Agreement, dated as of February 21, 2017, by and among Quinpario Acquisition Corp. 2, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., Novitex Holdings, Inc., SourceHOV Holdings, Inc., Novitex Parent, L.P., HOVS LLC and HandsOn Fund 4 I, LLC (2)

3.1	Restated Certificate of Incorporation, dated July 12, 2017(4)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective January 25, 2021(14)
3.3	Second Amended and Restated Bylaws, dated November 6, 2019 (9)
3.4	Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock(4)
3.5	Waiver of Bylaws(5)
4.1	Specimen Common Stock Certificate(1)
4.2	Specimen Warrant Certificate(1)
4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(1)
4.4

Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee(4)

4.5

First Supplemental Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee(4)

4.6

Second Supplemental Indenture, dated May 20, 2020, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, Merco Holdings, LLC as Subsidiary Guarantor and Wilmington Trust, National Association, as Trustee. (12)

4.7	Description of Securities
10.1	Modification Agreement, dated as of June 15, 2017(3)

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
10.2	Amended & Restated Registration Rights Agreement, dated July 12, 2017, by and among the Company and the Holders(4)
10.3	Exela Technologies, Inc. Director Nomination Agreement, dated July 12, 2017, by and among the Company, the HGM Group and Ex-Sigma 2 LLC(4)
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

10.7	Exela Technologies Inc. 2018 Stock Incentive Plan.(8)
10.8	Form of Option Grant Notice and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan.(8)
10.9	Form of Restricted Stock Unit Grant and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan.(8)
10.10	Exela Technologies, Inc. Executive Officer Annual Bonus Plan.(9)
10.11	Membership Interest Purchase Agreement, dated as of March 16, 2020, by and among SourceHOV Tax, LLC, Merco Holdings, LLC, Exela Technologies, Inc., and Gainline Source Intermediate Holdings LLC (10)
10.12	Transition Agreement, dated as of May 15, 2020, by and between Exela Technologies, Inc. and James G. Reynolds.(12)
10.13

Third Amendment to First Lien Credit Agreement and First Amendment to Collateral Agency and Security Agreement (First Lien), dated as of May 15, 2020, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, each Subsidiary Loan Party thereto, the Lenders party thereto and Wilmington Savings Fund Society, FSB (11)

10.14

Loan and Security Agreement, dated as of December 10, 2020, by and among the Borrower, the Company, as initial servicer, Alter Domus (US) LLC, as administrative agent and the lenders from time to time party thereto.(13)

10.15

First Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among Parent SPE, and certain other indirect, wholly-owned subsidiaries of the Company listed therein, and the Company, as initial servicer. (13)

10.16

Second Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among, the Borrower, the Parent SPE and the Company, as initial servicer, pursuant to which the Parent SPE has sold or contributed and

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
will sell or contribute to the Borrower certain receivables and related assets in consideration for a combination of cash and equity in the Borrower SPE(13)
10.17

Sub-Servicing Agreement, dated as of December 17, 2020, by and among the Company, as initial servicer, and BancTec, Inc., SourceHOV, LLC, Economic Research Services, Inc., Exela Enterprise Solutions, Inc., SourceHOV Healthcare, Inc., United Information Services, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, J&B Software, Inc., Novitex Government Solutions, LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Integrated Solutions LLC, SourceCorp BPS Inc., Sourcecorp Management, Inc., as sub-servicers. (13)

10.18	Pledge and Guaranty Agreement, dated as of December 10, 2020, between Parent SPE and Alter Domus (US) LLC. (13)
10.19	Performance Guaranty, dated as of December 17, 2020, between the Company, as performance guarantor, and Alter Domus (US) LLC, as the administrative agent. (13)
21.1	Subsidiaries of Exela Technologies Inc.	Filed
23.1	Consent of KPMG LLP	Filed
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

Filed
32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
101.INS	Inline XBRL Instance Document	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-198988).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2017.
(3)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on June 21, 2017.
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 18, 2017.

(5)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on December 21, 2017.
(6)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 17, 2018.
(7)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on April 17, 2019.
(8)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on May 10, 2019.
(9)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on November 12, 2019.
(10)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on March 17, 2020.
(11)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on May 21, 2020.
(12)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on August 10, 2020.
(13)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on December 17, 2021.
(14)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on January 25, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ RONALD COGBURN
March 22, 2021		Ronald Cogburn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ RONALD COGBURN
March 22, 2021		Ronald Cogburn, Chief Executive Officer
(Principal Executive Officer) and Director

Dated:	By:	/s/ SHRIKANT SORTUR
March 22, 2021		Shrikant Sortur, Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

Dated:	By:	/s/ PAR CHADHA
March 22, 2021		Par Chadha, Chairman of the Board of Directors

Dated:	By:	/s/ MARTIN P. AKINS
March 22, 2021		Martin P. Akins, Director

Dated:	By:	/s/ MARC A. BEILINSON
March 22, 2021		Marc A. Beilinson, Director

Dated:	By:	/s/ J. COLEY CLARK
March 22, 2021		J. Coley Clark, Director

Dated:	By:	/s/ JOHN H. REXFORD
March 22, 2021		John H. Rexford, Director

Dated:	By:	/s/ JAMES G. REYNOLDS
March 22, 2021		James G. Reynolds, Director

Dated:	By:	/s/ WILLIAM L. TRANSIER
March 22, 2021		William L. Transier, Director