Form 10-K/A
period 2020-12-31
Exela Technologies, Inc.
filed 2021-04-30
CIK 1620179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________________________

Form 10-K/A

(Amendment No. 1)

_______________________________

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻ Yes ⌧  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ⌧ No

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ⌧ Yes ◻ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 29, 2021 the registrant had 59,192,012 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Exela Technologies, Inc. (the “Company”) for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2021 (the “Original Report”) to include the information omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K (the “Part III Information”). This Amendment is being filed because the Company has determined to delay the filing of its definitive proxy statement for its 2021 annual meeting of stockholders (the “Definitive Proxy Statement”). The Company expects to hold its 2021 annual meeting during the second quarter of the year.

In addition, in accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is amending Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002 have been omitted.

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

* * *

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Company has three classes of directors serving staggered three-year terms, with Class A consisting of two directorships and each of Class B and Class C consisting of three directorships. The terms of the Class A, B and C directorships expire on the date of the annual meeting in 2021, 2022, and 2023, respectively.

Name	Age	Class	Positions and Offices Held With the Company
Ronald C. Cogburn	65	A	Director
J. Coley Clark	75	A	Director
James G. Reynolds	52	B	Director
John H. Rexford	64	B	Director
Marc A. Beilinson	62	B	Director
Par S. Chadha	66	C	Director
Martin P. Akins	54	C	Director
William L. Transier	66	C	Director

Class A Directors—Term Expiring in 2021

Ronald C. Cogburn

Age: 65

Director since July 2017

Class: Class A

Business Experience: Mr. Cogburn is our Chief Executive Officer and served as Chief Executive Officer of SourceHOV from 2013 until the closing of the business combination among Exela, SourceHOV Holdings, Inc. (“SourceHOV”), and Novitex Holdings, Inc. (“Novitex”) on July 12, 2017, which resulted in SourceHOV and Novitex becoming our wholly owned subsidiaries (the “Novitex Business Combination”). Mr. Cogburn has been part of companies that were predecessors to SourceHOV since 1993, bringing over 30 years of diversified experience in executive management, construction claims consulting, litigation support, program management, project management, cost estimating, damages assessment and general building construction. Mr. Cogburn has also been a principal of HandsOn Global Management (“HGM”) since 2003. Prior to his role as Chief Executive Officer of SourceHOV, Mr. Cogburn was SourceHOV’s President, KPO from March 2011 to July 2013. Prior to this role, Mr. Cogburn was the President of HOV Services, LLC from January 2005 to September 2007, providing executive leadership during the company’s growth to its IPO on the India Stock Exchange in September 2006. Mr. Cogburn has a BSCE in Structural Design/Construction Management from Texas A&M University and is a registered Professional Engineer. We believe that Mr. Cogburn’s significant diversified business experience in Exela’s industry makes him well qualified to serve as a director of Exela.

J. Coley Clark

Age: 75

Director since December 2019

Class: Class A

Business Experience: J. Coley Clark is the retired Chief Executive Officer and Chairman of the Board of BancTec, Inc., a global provider of document and payment processing solutions, and currently serves on the board of directors of Moneygram International, Inc. At BancTec, Inc., Mr. Clark was Co-Chairman of the Board from 2014 to December 2016, and Chairman of the Board and Chief Executive Officer from September 2004 to 2014. In 2004, Mr. Clark retired from Electronic Data Systems Corporation, or EDS, an outsourcing services company that was acquired by Hewlett-Packard in 2008, as Senior Vice President and head of the Financial and Transportation Industry Group. Mr. Clark joined EDS in 1971 in the Systems Engineering Development Program and progressed through a variety of technical, sales and management roles related to the financial and insurance industries. Prior to his time at EDS, Mr. Clark served three years in the U.S. Army, attaining the rank of Captain, and served as a company commander in Europe and Southeast Asia. Mr. Clark received a Bachelor of Arts in Sociology from the University of Texas. We believe that Mr. Clark’s significant diversified business experience in Exela’s industry makes him well qualified to serve as a director of Exela.

Class B Directors—Term Expiring in 2022

James G. Reynolds

Age: 52

Director since July 2017

Class: Class B

Business Experience: Mr. Reynolds was our Chief Financial Officer from the closing of the Novitex Business Combination until May 2020. Mr. Reynolds served as Co-Chairman of SourceHOV from 2014 until the closing of the Novitex Business Combination in 2017. Mr. Reynolds is also the Chief Operating Officer and a Partner at HGM, bringing over 25 years of industry experience to the team. Prior to HGM, Mr. Reynolds held numerous executive management or senior advisory positions at SourceHOV and its related subsidiaries and predecessor companies, including serving as Chief Financial Officer for HOV Services, LLC from 2007 to 2011 and Vice President and Corporate Controller for Lason from 2001 to 2006. Mr. Reynolds was a Senior Manager in the Business Advisory Services Practice at PricewaterhouseCoopers from 1990 to 2001. Mr. Reynolds is a C.P.A. and holds a B.S. in Accounting from Michigan State University. We believe that Mr. Reynold’s significant industry and management experience makes him well qualified to serve as a director of the Company.

John H. Rexford

Age: 64

Director since July 2017

Class: Class B

Business Experience: Mr. Rexford is the Managing Director of Ramona Park Consulting LLC, which he founded in 2016, and also serves as a director of Verra Mobility. Mr. Rexford has over 36 years of finance experience that includes serving as Global M&A Head from 2010 to 2015 at the Xerox Corporation and serving in various positions at Affiliated Computer Services, Inc. (which was acquired by the Xerox Corporation), including Chief Financial Officer from 2006 to 2007, Executive Vice President from 2001 to 2009 and Senior Vice President of Mergers and Acquisitions from 1996 to 2001. Mr. Rexford holds a B.S. and an MBA from Southern Methodist University. We believe that Mr. Rexford’s prior experience gives him an understanding of the business models, structures and attributes of Exela, as well as the risks and operating environment of Exela, which make him well qualified to serve as a director of Exela.

Marc A. Beilinson

Age: 62

Director since April 2020

Class: Class B

Business Experience: Mr. Beilinson has served as a director of Athene Annuity, a global annuity company, since 2013. Since August 2011, Mr. Beilinson has been the Managing Director of Beilinson Advisory Group, a financial restructuring and hospitality advisory group that specializes in assisting distressed companies. Most recently, Mr. Beilinson served as Chief Restructuring Officer of Newbury Common Associates LLC (and certain affiliates) from December 2016 to June 2017. Mr. Beilinson previously served as Chief Restructuring Officer of Fisker Automotive from November 2013 to August 2014 and as Chief Restructuring Officer and Chief Executive Officer of Eagle Hospitality Properties Trust, Inc. from August 2011 to December 2014 and Innkeepers USA Trust from November 2008 to March 2012. Mr. Beilinson oversaw the Chapter 11 reorganization of Innkeepers USA, Fisker Automotive and Newbury Common Associates in his interim management roles as the Chief Restructuring Officer of those companies. Mr. Beilinson currently serves on the boards of directors of MFG Assurance Company Limited, Dura Automotive Systems, Sigue Corporation, Acosta, Inc., Kingfisher Midstream LLC and KB US, Inc., as well as the audit committee of MFG Assurance Company Limited. Mr. Beilinson has previously served on the boards of directors and audit committees of a number of public and privately held companies, including Westinghouse Electric, Caesars Acquisition Company, Wyndham International, Inc., Apollo Commercial Real Estate Finance, Inc., Innkeepers USA Trust, Gastar Inc., American Tire, UCI Holdings, Haggen, Agrokor and Monitronics. Mr. Beilinson graduated magna cum laude from UCLA. We believe Mr. Beilinson’s extensive experience resulting from over 30 years of service to the boards of both public and private companies, and his extensive knowledge of legal and compliance issues, including the Sarbanes-Oxley Act of 2002, make him well qualified to serve as a director of Exela.

Class C Directors—Term Expiring in 2023

Par S. Chadha

Age: 66

Director since July 2017

Class: Class C

Business Experience: Mr. Chadha is the founder, Chief Executive Officer and Chief Investment Officer of HGM, a family office, formed in 2001, and was the principal stockholder of SourceHOV immediately prior to the July 12, 2017 closing of the Novitex Business Combination. Mr. Chadha also served as Chairman of SourceHOV from 2011 until the closing of the Novitex Business Combination and as Chairman of our Board of Directors from the closing of the Novitex Business Combination until March 27, 2020 when he became our Executive Chairman. On March 17, 2021, Mr. Chadha stepped down as Executive Chairman of Exela and returned to being Chairman. Mr. Chadha brings over 40 years of experience in building businesses in the Americas, Europe and Asia, including execution of mergers and acquisitions, integration of businesses and public offerings. Mr. Chadha is a co-founder of Rule 14, LLC, a leading AI company formed in 2011, and during his career, Mr. Chadha has founded or co-founded other technology companies in the fields of metro optical networks, systems-on-silicon and communications. Through HGM, Mr. Chadha previously participated in director and executive roles in joint ventures with major financial and investment institutions, including Apollo Global Management (“Apollo”), as well as other portfolio companies of HGM, and currently holds and manages investments in evolving financial technology, health technology and communications industries. Since 2005, Mr. Chadha has served as a Director of HOV Services Limited, a company listed on the National Stock Exchange of India, acting as its Chairman from 2009 to 2011. Mr. Chadha holds a B.S. degree in Electrical Engineering from the Punjab Engineering College, India, and completed graduate-level coursework in computer science at the Illinois Institute of Technology.

Mr. Chadha, along with his co-investors, holds 17 patents in “real time adaptive machines” and cognitive automation space.

We believe Mr. Chadha’s significant experience with our business and in the public information technology and business services industry and his experience with mergers and integration of businesses make him well qualified to serve as a director of Exela.

Martin P. Akins

Age: 54

Director since July 2019

Class: Class C

Business Experience: Mr. Akins most recently worked at publicly traded Express Scripts Holding Company, a Fortune 25 company and the largest independent pharmacy benefit management company in the United States. In December of 2018, Express Scripts Holding Company merged with Cigna. As Senior Vice President and General Counsel, at Express Scripts Holding Company he served as the chief legal advisor and was also a member of the Express Scripts senior executive team where he advised the CEO and outlined strategy to the Board of Directors. He was at Express Scripts Holding Company from 2001 through 2019, serving in various legal capacities including Vice President, Deputy General Counsel and Associate General Counsel. Prior to his time at Express Scripts, Mr. Akins was with the Polsinelli law firm. Mr. Akins began his legal career with the firm Thompson Coburn LLP. He received his Juris Doctorate from the University of Illinois College of Law.

We believe that Mr. Akins’s significant strategic, legal, regulatory and governance experience make him well qualified to serve as a director of Exela.

William L. Transier

Age: 66

Director since April 2020

Class: Class C

Business Experience: Mr. Transier is Chief Executive Officer of Transier Advisors, LLC, an independent advisory firm providing services to companies facing stressed operational situations, turnaround, restructuring or in need of interim executive leadership. He was co-founder of Endeavour International Corporation, an international oil and gas exploration and production company. He served as non-executive Chairman of Endeavour’s Board of Directors from December 2014 until November 2015. He served from September 2006 until December 2014 as Chairman, Chief Executive Officer and President of Endeavour and as its Chairman and Co-Chief Executive Officer from its formation in February 2004 through September 2006. Mr. Transier served as Executive Vice President and Chief Financial Officer of Ocean Energy, Inc. from March 1999 to April 2003 and, prior to that, Mr. Transier served in various positions of increasing responsibility with Seagull Energy Corporation. Before his tenure with Seagull, Mr. Transier served in various roles including partner in the audit department and head of the Global Energy practice of KPMG LLP from June 1986 to April 1996. In October 2019, Mr. Transier was elected to the Board of Directors of Battalion Oil Corporation (which changed its name from Halcón Resources Corporation) and as Chairman of the Board and of its audit committee. In March 2019, Mr. Transier was elected to the Board of Directors of Teekay Offshore GP L.L.C. (the general partner of Teekay Offshore Partners L.P.) and as chairman of its audit committee. Teekay was taken private in January 2020 and changed its name to Altera Infrastructure L.P. Since October 2018, Mr. Transier has served as a member of the Board of Directors of Sears Holding Corporation, including the Board’s Restructuring Committee and Restructuring Subcommittee. From August 2018 to February 2019, Mr. Transier served as a member of the Board of Directors of Gastar Exploration, Inc. From May 2016 to July 2017, Mr. Transier was a member of the Board of Directors of CHC Group Ltd. From August 2014 to July 2017, Mr. Transier was a member of the Board of Directors of Paragon Offshore plc. On April 27, 2021, Mr. Transier was honored as a 2021 Outstanding Director by the Dallas Business Journal. Mr. Transier graduated from the University of Texas with a B.B.A. in accounting, has an M.B.A. from Regis University and has a Master of Arts in Theological Studies from Dallas Baptist University.

We believe that Mr. Transier’s extensive audit, accounting and financial reporting experience and extensive professional background provide valuable contributions to the Company’s board and make him well qualified to serve as a director of Exela.

Audit Committee

Our board of directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act consisting of Messrs. Beilinson, Clark, and Transier (Chairman). Messrs. Beilinson, Clark, and Transier are each independent within the meaning of Section 5605(a)(2) of the NASDAQ Marketplace Rules and meet the additional test for independence for audit committee members imposed by the SEC, regulation and Section 5605(c)(2)(A) of the NASDAQ Marketplace Rules. Our board of directors has determined that Mr. Transier qualifies as a financial expert.

Executive Officers

The information set forth under the heading “Executive Officers” in the Company’s Form 10-K for year ended December 31, 2020 amended by this Amendment No. 1 is incorporated by reference.

Code of Ethics

We make available our code of ethics entitled “Global Code of Ethics and Business Conduct” free of charge through our website. We intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of our code of ethics.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our Common Stock to file reports with the SEC. Based on a review of the copies of reports furnished to us, Exela believes that, during 2020, HGM, Mr. Par S. Chadha, Mr. Ronald C. Cogburn, Mr. Shrikant Sortur, Mr. Suresh Yannamani, Mr. Srinivasan Murali, Mr. James G. Reynolds, and Mr. Mark D. Fairchild were delinquent in their Section 16(a) reporting obligations based upon their indirect interests in Ex-Sigma 2, LLC (“Ex-Sigma”) as described below. In addition, Mr. William L. Transier and Mr. Marc A. Beilinson were late in their Section 16(a) reporting obligations in connection with their appointment to the Board on April 14, 2020.

On February 21, 2020, Ex-Sigma distributed shares of our Common Stock to certain beneficial owners of Ex-Sigma, including certain directors and officers of the Company. HGM at all relevant times reported beneficial ownership of all of the shares of Exela held by Ex-Sigma, and all shares of Exela that were previously distributed to those certain directors and officers were reported as beneficially owned by such persons within four business days of the distribution date. None of the distributed shares were purchased or sold on the open market prior to the delinquent reports, which were ultimately made on February 27, 2020.

On April 14, 2020, Exela elected Marc A. Beilinson and William L. Transier to fill the previously vacant Class B and Class C directorships on the Board. Form 3s were filed late due to administrative error by Exela. Each of Messrs. Beilinson and Transier held no securities of Exela at the time of their respective appointments as directors, and did not engage in any transactions in Exela’s securities between the date that the reports were required to be filed and the date such reports were ultimately made. The reports were ultimately made on December 31, 2020.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for Exela’s executive officers who are named in the “Summary Compensation Table” below. As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, Exela is not required to include a Compensation Discussion and Analysis and has elected to comply with the scaled disclosure requirements applicable to smaller reporting companies. Exela’s named executive officers for the fiscal year ended December 31, 2020 were as follows:

●	Ronald C. Cogburn, our Chief Executive Officer;
●	Shrikant Sortur, our Chief Financial Officer;
●	Suresh Yannamani, our President; and
●	James G. Reynolds, former Chief Financial Officer who resigned effective May 15, 2020.

Mr. Reynolds served as an executive officer during the year ended December 31, 2020, and his total compensation would have made Mr. Reynolds one of the three most highly compensated executives for the year ended December 31, 2020 had he remained employed through the close of the financial year.

Summary Compensation Table

The following table sets forth compensation information for our named executive officers for services performed for the Company and its subsidiaries for the fiscal years ended December 31, 2020 and December 31, 2019.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation		Total
Name and principal position (1)	Year	($)	($) (2)	($)	($)	($)		($)
Ronald C. Cogburn	2020	411,750	325,000	—	—	—		736,750
Chief Executive Officer
	2019	325,000	—	—	98,181	845,407		1,268,588
Shrikant Sortur	2020	380,077	660,000	—	—	—		1,040,077
Chief Financial Officer
Suresh Yannamani	2020	395,500	325,000	—	—	—		720,500
President
	2019	325,000	—	—	98,181	535,524		958,705
James Reynolds	2020	131,250	325,000	—	—	2,398,291	(3)	2,854,541
Former Chief Financial Officer, Board Member
(1)	On May 15, 2020, the Company appointed Shrikant Sortur as its new Chief Financial Officer, to succeed James Reynolds, who stepped down as an executive, officer and employee of the Company and its subsidiaries, effective as of May 15, 2020. Mr. Reynolds has remained a nonemployee member of the Board. Neither of Messrs. Sortur nor Reynolds was a named executive officer in the prior year and, therefore, in accordance with SEC regulations, only compensation information for the fiscal year in which each executive became a named executive officer is included in the Summary Compensation Table.
(2)	During 2020, the Compensation Committee approved certain special bonuses to the named executive officers. These bonuses were granted in lieu of 2019 year-end bonuses and in recognition of the work expected of these officers during 2020. In addition, Mr. Sortur received a bonus for his work on the accounts receivable financing facility that closed during the first quarter of 2020.

(3)	The amounts reported in this column reflect the amounts paid to Mr. Reynolds by the Company pursuant to the transition agreement entered into with Mr. Reynolds in connection with his departure. Under the transition agreement, Mr. Reynolds was paid severance equal to $1,700,000, paid in three equal installments of $566,666.66 on each of May 18, 2020, August 15, 2020 and May 15, 2021 and the Company also paid Mr. Reynolds $404,194 as a bonus in respect of a transaction he had a material role in arranging for the Company. For a description of the transition agreement and payments made under such agreement, please see “— Narrative to Summary Compensation Table – Transition Agreement with Jim Reynolds” below. The amount also includes $294,097 earned by Mr. Reynolds as compensation as a non-employee director on our Board following his resignation. For a description of our non-employee director compensation policy, please see “—Director Remuneration” below.

Narrative to Summary Compensation Table

No Executive Employment Agreements

We have not entered into employment agreements with Messrs. Cogburn, Sortur or Yannamani. For a discussion of the severance pay and other benefits to be provided to our named executive officers in connection with a termination of employment and/or a change in control, please see “— Potential Payments Upon Termination or Change In Control” below.

Short-Term Incentives

The Company has adopted the Executive Officer Annual Bonus Plan. The plan first became effective November 6, 2019 and provides for potential awards of up to 100% of a participant’s base salary based on attainment of performance goals tied to Company performance and payable in the calendar year following the year in which performance is measured. With respect to our 2020 fiscal year, none of our named executive officers received such a performance-based bonus under the Annual Bonus Plan.

In February 2020, the Compensation Committee approved certain special bonuses to the named executive officers. Each of Messrs. Cogburn, Reynolds and Yanamanni received bonuses of $325,000 while Mr. Sortur received a bonus of $300,000. These bonuses were granted in lieu of 2019 year-end bonuses, which were not payable under the Annual Bonus Plan, and in recognition of the work expected of these officers during 2020. In addition, Mr. Sortur received a $360,000 bonus for his work on the accounts receivable financing facility that closed during the first quarter of 2020.

Stock Plans, Health and Welfare Plans, and Retirement Plans

2018 Stock Incentive Plan

On December 19, 2017, our Board of Directors adopted our 2018 Stock Incentive Plan, or the 2018 Plan, which was subsequently approved on December 20, 2017 by the written consent of the holders of a majority of the shares of our Common Stock, and became effective on January 17, 2018. The 2018 Plan is administered by the Compensation Committee of our Board of Directors. Under the 2018 Plan, the Company was originally authorized to grant an aggregate of 2,774,588 shares of our Common Stock to eligible participants in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other awards that may be settled in or based on our Common Stock. Our Board determined not to grant any stock-based awards to our executive officers in 2020.

Health and Welfare Plans

Our named executive officers are eligible to participate in our employee benefits plans, including our medical, dental, vision, life, disability, health and dependent care flexible spending accounts and accidental death and dismemberment benefit plans, in each case on the same basis as all of our other employees.

Retirement Plan

We sponsor a retirement plan intended to qualify for favorable tax treatment under Section 401(a) of the Internal Revenue Code of 1986, as amended, or the Code, containing a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. Employees who meet the eligibility requirements may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. All employee and employer contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Pre-tax contributions by participants and contributions that we may make to the plan and the income earned on those contributions are generally not taxable to participants until withdrawn, and all contributions are generally deductible by us when made. Participant contributions are held in trust as required by law. No minimum benefit is provided under the plan. An employee is 100% vested in his or her pre-tax deferrals when contributed and any employer contributions vest ratably over four years. The plan provides for a discretionary employer matching contribution; however, we currently do not make any matching contributions to the plan and did not make any matching contributions with respect to the 2020 plan year.

Transition Agreement with Jim Reynolds

In connection with Mr. Reynolds’ resignation, the Company and Mr. Reynolds entered into a transition agreement, dated May 15, 2020, pursuant to which Mr. Reynolds agreed to provide consulting services as may be reasonably requested by the Company from time to time with respect to any matter as to which the Company determines such services may be helpful. In consideration for his consulting services, his agreement not to compete with or solicit employees or customers of the Company for at least one year following the effective date of his resignation, his non-disparagement agreement and a release of claims in favor of the Company and its subsidiaries, Mr. Reynolds was entitled to: (i) cash severance payments totaling $1,700,000, which was paid in three equal installments of $566,666.66 on each of May 18, 2020, August 15, 2020 and May 15, 2021 and (ii) reimbursement for the employer portion of the cost of COBRA continuation coverage for up to 18 months following Mr. Reynolds’ last date of employment. In addition, Mr. Reynolds was eligible to receive an additional cash payment equal to 3% of the enterprise value of a specified business of the Company if the Company entered into a definitive agreement for its sale within three months following the effective date of his resignation (subject to the closing of such transaction), which was ultimately equal to $404,194 and paid to him in August 2020. The transition agreement also provided that Mr. Reynolds will not be deemed to have experienced a termination of service with respect to (and will continue to vest in) his outstanding stock options until such time as he ceases to serve as a member of the Board and the expiration date of such options will be extended until the earlier to occur of (x) two years following his last date of service on the Board, and (y) the original expiration date of such options. As a continuing member of the Board, Mr. Reynolds receives compensation in accordance with the Company’s director compensation policy for non-employee directors. For a description of our non-employee director compensation policy, please see “—Director Remuneration” below.

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

Stock Ownership Guidelines

On December 19, 2017, our Board of Directors adopted Stock Ownership Guidelines for our non-employee directors, Chief Executive Officer, Chief Financial Officer and our other executive officers who report directly to our Chief Executive Officer, which we refer to here as covered persons. Our Stock Ownership Guidelines provide that within five years after first becoming subject to the guidelines, each covered person should own shares of our Common Stock with a specified fair market value, which is three times the annual retainer fee in the case of non-employee directors, six times annual base salary in the case of our Chief Executive Officer, three times annual base salary in the case of our Chief Financial Officer and one and one-half times annual base salary in the case of all other covered persons. Covered persons must retain their equity until their required ownership amount is met; provided that each covered person is at all times permitted to sell a portion of the shares of our Common Stock underlying his or her equity-based awards to the extent necessary to satisfy any withholding taxes due in connection with such awards. Included in a covered person’s ownership amount for purposes of the Stock Ownership Guidelines are (i) one half of the fair market value of the shares of our Common Stock underlying vested stock options (to the extent the fair market value exceeds the applicable exercise price); and (ii) one half of the shares of our Common Stock subject to all vested and deferred restricted stock units. Shares of our Common Stock underlying unvested equity awards are not counted towards determining a covered person’s stock ownership.

Outstanding Equity Awards at Fiscal Year End

The following table contains information regarding outstanding equity awards of Exela held by our named executive officers as of December 31, 2020.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options (#)	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($)	Date
Ronald Cogburn	14,800	22,200	(1)	17.94	8/31/28
	—	37,000	(2)	3.90	8/26/29
Shirkant Sortur	10,240	15,360	(1)	17.94	8/31/28
	—	25,600	(2)	3.90	8/26/29
Suresh Yannamani	14,800	22,200	(1)	17.94	8/31/28
	—	37,000	(2)	3.90	8/26/29
James G. Reynolds	14,800	22,200	(1)	17.94	8/31/28
		37,000	(2)	3.90	8/26/29
(1)	The stock options are subject to the following vesting schedule: forty percent of the options vested and became exercisable on August 31, 2020 and the remainder will vest and become exercisable on August 31, 2022, subject to continued employment with us through each such date.
(2)	The stock options are subject to the following vesting schedule: forty percent of the options will vest and become exercisable on August 26, 2021 and the remainder will vest and become exercisable on August 31, 2023, subject to continued employment with us through each such date.

Potential Payments Upon Termination or Change in Control

The following summaries describe the potential payments and benefits that we would provide to our named executive officers in connection with a termination of employment and/or a change in control, assuming the applicable triggering event occurred on December 31, 2020.

For a description of the severance payments and benefits made available to Mr. Reynolds in connection with his termination of employment, please see “— Narrative to Summary Compensation Table – Transition Agreement with Jim Reynolds” above.

Severance Benefits

Although we have not entered into written agreements providing Messrs. Cogburn, Sortur or Yannamani severance benefits, upon a termination of Messrs. Cogburn’s, Sortur’s or Yannamani’s employment by us without cause, each of Messrs. Cogburn, Sortur and Yannamani would be eligible for severance benefits pursuant to our current severance policy equal to continued payment of his base salary for a period of three weeks for each year of service, up to a maximum of 16 weeks. Our severance policy may be amended or terminated at any time in our sole discretion.

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

Director Remuneration

In February 2020, our Compensation Committee retained the services of an independent compensation consultant, Pearl Meyer, to develop alternatives to granting equity awards as part of our non-employee director compensation policy given the significant decline to the per share price of our Common Stock since our non-employee director compensation policy was first adopted and the dilution that would be caused by adhering to our prior policy. Based on information provided by Pearl Meyer, the Board approved changes to our director compensation policy to provide that there would be no further equity awards granted to our non-employee directors and all compensation payable under our non-employee director compensation policy would be delivered solely in cash. In addition, in light of the removal of any equity-based awards from our policy, the annual cash retainer payable for Board membership was increased from $75,000 to $207,000 and the annual cash retainer payable to our Audit Committee chair was increased from $30,000 to $52,500. Due to the changed policy regarding equity grants, each of Messrs. Clark, Beilinson and Transier received a one-time lump sum cash payment equal to $238,500 paid in lieu of any initial equity grant they may have been entitled to under the prior policy.

Non-Employee Director Compensation Policy – 2020
Annual Cash Retainer for Board Membership	$207,000
Annual Cash Retainer for Audit Committee Member (other than the Chair)	$20,000
Annual Cash Retainer for Audit Committee Chair	$52,500
Annual Cash Retainer for Compensation Committee Member (other than the Chair)	$12,500
Annual Cash Retainer for Compensation Committee Chair	$20,000
Annual Cash Retainer for Nominating and Corporate Governance Committee (other than the Chair)	$12,500
Annual Cash Retainer for Nominating and Corporate Governance Committee Chair	$20,000
Annual Cash Retainer for Strategic Transactions Committee Member (2)	$123,000
(1)	Board Retainer paid for Executive Chairman services in lieu of any other cash compensation.
(2)	Notwithstanding the foregoing, and so long as there is a Strategic Transactions Committee, the members of the Strategic Transactions Committee shall receive the monthly fee of $10,250 in lieu of any other committee compensation that might otherwise be payable to them in respect of committee service under the non-employee director compensation policy.

In April 2020, the Board further determined that each non-employee member of the Board would be eligible to earn a payment of $5,000 for each day that the director is required to spend more than four (4) hours addressing matters on behalf of Exela that are outside of routine board matters.

In March 2020, Par Chadha became our Executive Chairman. In March 2021, he resumed his role as Chairman. As Executive Chairman, Mr. Chadha was paid an annual fee equal to $675,000, paid in equal monthly installments (with a one-time payment made in March of 2020 equal to the amount he would have earned between January 1, 2020 through the March 2020 appointment date had he been eligible to receive an annual retainer fee equal to $675,000 for such period). Our Board determined that Mr. Chadha’s fees were necessary in light of Mr. Chadha’s significant time commitment to the Company and role in the strategic planning and operations of the Company.

Director Compensation Table

The following table sets forth information concerning director compensation for services performed during the year ended December 31, 2020.

	Fees earned or paid in
Name	cash ($)	Stock Awards ($) (1)	Total ($)
Par S. Chadha	$675,000	—	$675,000
Martin P. Akins	$248,667	—	$248,667
Marc A. Beilinson (2)	$468,589	—	$468,589
J. Coley Clark (2)	$498,000	—	$498,000
John H. Rexford	$263,000	—	$263,000
William L. Transier (2)	$470,033	—	$470,033
(1)	No equity grants were issued to members of the Board during 2020. As of December 31, 2020 only Mr. Akins had any restricted stock units still outstanding:

Aggregate Number of Restricted Stock
Units Outstanding as of December 31,
Name	2020
Martin P. Akins	26,454

The restricted stock units to receive 26,454 shares of our Common Stock were part of Mr. Akins’s sign-on grant and are scheduled to vest in equal installments immediately prior to each of our annual meetings in 2021 and 2022.

(2)	Due to the changed policy regarding equity grants each of Messrs. Clark, Beilinson and Transier received a one-time lump sum cash payment equal to $238,500 paid in lieu of the $150,000 initial equity grant they would have been entitled to under the prior policy.

Ronald Cogburn does not receive additional compensation for his service as a director; a description of Mr. Cogburn’s total compensation can be found under “Executive Compensation” above. In addition, the compensation received by Mr. Reynolds under the non-employee director compensation policy can be found in the “All Other Compensation” column of our Summary Compensation Table, above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Principal Holders of Common Stock

The following table shows, based upon filings made with the Company, certain information as of April 25, 2021 concerning persons who may be deemed beneficial owners of 5% or more of the outstanding shares of Common Stock because they possessed or shared voting or investment power with respect to the shares of Common Stock.

	Amount and
	Nature
	of Beneficial	Percent of
Name and Address	Ownership	Class (1)
Various entities affiliated with Delos Investment Fund, L.P. (1) 120 Fifth Ave, Third Floor, New York, NY 10011	5,161,749	8.7%
Various entities affiliated with HGM (2) 8550 West Desert Inn Road, Suite 102-452, Las Vegas, NV 89117	24,854,630	41.2%

(1)	Information based on Schedule 13G (the “13G”), filed with the SEC on March 2, 2020, relating to securities held of record by Delos Investment Fund, LP, a Delaware limited partnership (“Delos”). Delos Capital Management, LP, a Delaware limited partnership (the “Advisor”), serves as the investment manager of Delos. Matthew Constantino is the managing member of the general partner of the Advisor. Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d-3 under the Exchange Act and is based upon the 59,192,012 shares of Common Stock outstanding as of April 25, 2020. Delos is party to a voting agreement dated as of October 23, 2019 with HandsOn Global Management, LLC and certain other parties executing such agreement as stockholders.

(2)	Information based on Amendment Number 11 to Schedule 13D, filed with the SEC on March 26, 2020, by Mr. Par S. Chadha, HandsOn Global Management, LLC, a Delaware limited liability company, Ex-Sigma 2 LLC, a Delaware limited liability company, Ex-Sigma LLC, a Delaware limited liability company, HOVS LLC, a Delaware limited liability company, HandsOn Fund 4 I, LLC, a Nevada limited liability company, HOV Capital III, LLC, a Nevada limited liability company, HOV Services Ltd., an Indian limited company, Adesi 234 LLC, a Nevada limited liability company, HOF 2 LLC, a Nevada limited liability company, HandsOn 3, LLC, a Nevada limited liability company, SoNino LLC (“Sonino”), The Beigam Trust, The Rifles Trust, SunRaj LLC, Pidgin Associates LLC, Andrej Jonovic, Shadow Pond LLC, Ronald C. Cogburn, Kanwar Chadha, Surinder Rametra, Suresh Yannamani, Mark D. Fairchild, Sanjay Kulkarni, Shrikant Sortur, Anubhav Verma, Edward J. Stephenson, Eokesh Natarajan, Matt Reynolds, Carlos Mallen, and Mark Olschanski (collectively, the “HGM Reporting Persons”) and includes 104,083 shares of Common Stock held directly by HGM. According to the Schedule 13D, pursuant to a voting agreement, HGM may direct each of the HGM Reporting Persons on the voting of their shares on certain matters, and may be deemed to beneficially own 24,854,630 shares of Common Stock and by virtue of his control of HGM, Mr. Chadha may be deemed to beneficially own 24,854,630 shares of Common Stock. Percent of class, in the case of HGM, refers to 60,322,021 shares of Common Stock outstanding, and includes 937,530 shares of Common Stock issuable upon conversion of 2,128,321 shares of the Series A Preferred Stock and 192,479 shares of Common Stock issuable upon exercise of vested options held by the HGM Reporting Persons, as of April 25, 2020.

Common Stock Ownership by Directors and Executive Officers

The following table presents the number of shares of Common Stock beneficially owned by the directors, the nominees for director, the named executive officers and all directors, nominees for director and named executive officers as a group as of April 25, 2021. Individuals have sole voting and dispositive power over the stock unless otherwise indicated in the footnotes.

	Amount and
	Nature
	of Beneficial	Percent of
Name of Individual	Ownership	Class (1)
Par S. Chadha (2)(3)	24,854,630	41.2%
Martin P. Akins (4)	38,892	*
Marc A. Beilinson	—	*
J. Coley Clark	—	*
John H. Rexford	47,882	*
James G. Reynolds (3)(5)(7)	1,147,845	1.9%
William L. Transier	—	*
Ronald C. Cogburn (3)(6)(7)	139,186	*
Shrikant Sortur (3)(7)	25,981	*
Suresh Yannamani (3)(7)	193,351	*
All directors, named executive officers and other executive officers as a group (13 persons) (8)	24,941,405	41.3%
*	Represents holdings of less than one percent.
(1)	Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d-3 under the Exchange Act and is based upon the 59,192,012 shares of Common Stock outstanding except as specified below and in the case of holdings in excess of one percent.
(2)	The business address of Mr. Chadha is 8550 West Desert Inn Road, Suite 102-452, Las Vegas, NV 89117. Mr. Chadha is a member of HGM or its affiliates and may be deemed to beneficially own the shares of Common Stock and Series A Perpetual Convertible Preferred Stock beneficially owned by HGM or its affiliates under Rule 13d-3. Mr. Chadha disclaims beneficial ownership of any such shares beneficially owned by HGM, except to the extent of his pecuniary interest therein. Percent of class, in the case of Mr. Chadha, refers to 60,322,021 shares of Common Stock outstanding, and includes 937,530 shares of Common Stock issuable upon conversion of 2,128,321 shares of the Series A Preferred Stock and 192,479 shares of Common Stock issuable upon exercise of vested options held by the HGM Reporting Persons, as of April 25, 2020.
(3)	Includes Series A Perpetual Convertible Preferred Stock held by the applicable holder on an as-converted to Common Stock basis.
(4)	Includes 13,227 shares of Common Stock issuable upon the vesting of RSUs that vest immediately prior to the 2021 Annual Meeting of Stockholders.

(5)	Mr. Reynolds is affiliated with HGM or its affiliates. Mr. Reynolds disclaims beneficial ownership of shares of Common Stock that are owned by HGM or its affiliates. Mr. Reynolds’s holdings include shares held by his limited liability company Sonino. Percent of class, in the case of Mr. Reynolds, refers to 59,257,369.00 shares of Common Stock outstanding, and includes 50,557shares of Common Stock issuable upon conversion of 114,770 shares of the Series A Preferred Stock held by Sonino and 14,800 shares of Common Stock issuable upon exercise of vested options held by Mr. Reynolds, as of April 25, 2020.
(6)	Mr. Cogburn is affiliated with HGM or its affiliates. Mr. Cogburn disclaims beneficial ownership of shares of Common Stock that are owned by HGM or its affiliates.
(7)	The individual is party to a voting agreement with HGM, among other persons. Mr. Chadha is a member of HGM and may be deemed to be the beneficial owner of, and has shared power to vote, such shares.
(8)	Percent of class refers to 60,395,568 shares of Common Stock outstanding, and includes 937,530 shares of Common Stock issuable upon conversion of 2,128,321 shares of the Series A Preferred Stock and 192,479 shares of Common Stock issuable upon exercise of vested options held by the HGM Reporting Persons, as of April 25, 2020 and 13,227 shares of Common Stock issuable upon the vesting of RSUs.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

We have adopted a written policy requiring that any related person transaction that would require disclosure under Item 404(a) of Regulation S-K under the Exchange Act be reviewed and approved by our audit committee or, if the audit committee is not able to review the transaction for any reason, by the chairman of the audit committee. Compensation matters regarding our executive officers or directors are reviewed and approved by our compensation committee. All relevant factors with respect to a proposed related person transaction will be considered, and such a transaction will only be approved if it is in our and our stockholders’ best interests. Related persons include our major stockholders and directors and officers, as well as immediate family members of directors and officers.

Since January 1, 2020, Exela participated in the following transactions with related persons that are required to be reported under the SEC’s rules:

The information set forth in Note 18 – Related-Party Transactions of Notes to Consolidated Financial Statements included in the Company’s Form 10-K for year ended December 31, 2020 amended by this Amendment No. 1 is incorporated by reference.

In addition, the Company had ongoing obligations under the following agreements:

Registration Rights Agreement

The Company and certain stockholders, including certain entities affiliated with each of HGM and Apollo, entered into an Amended and Restated Registration Rights Agreement, which was subsequently amended on April 10, 2018 (the “Registration Rights Agreement”). Under the Registration Rights Agreement, certain stockholders, including affiliates of HGM, and their permitted transferees are entitled to certain registration rights described in the Registration Rights Agreement. Among other things, pursuant to the Registration Rights Agreement, affiliates of HGM are entitled to participate in five demand registrations, and also have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Novitex Business Combination. Under the Registration Rights Agreement, we will bear certain expenses incurred in connection with the filing of any such registration statements.

Director Nomination Agreement

At the closing of the Novitex Business Combination, the Company entered into a Director Nomination Agreement (the “Director Nomination Agreement”) with each of Novitex Parent, L.P., an Apollo affiliate, and certain affiliates of HGM, including HOVS LLC and HandsOn Fund 4 I, LLC (each a “Nominating Stockholder”), which will remain in effect for so long as the applicable Nominating Stockholder (or its affiliates) continues to beneficially own at least 5% of the then outstanding shares of our Common Stock (without giving effect to the exercise of any outstanding warrants to purchase our Common Stock). As of March 11, 2020, Novitex Parent, L.P. no longer owned any stock, directly or indirectly, of the Company and is therefore no longer a Nominating Stockholder.

The Director Nomination Agreement requires that the individual nominated for election as a director by our Board of Directors shall include a number of individuals selected by each of the Nominating Stockholders such that, upon the election of each such individual, and each other individual nominated by or at the direction of our Board of Directors or a duly authorized committee of the Board, as a director of our Company, the individual selected by each Nominating Stockholder (or Nominating Stockholder’s affiliate) shall be: for so long as the applicable Nominating Stockholder beneficially owns at least 35% of the then outstanding shares of our Common Stock (without giving effect to the exercise of any outstanding warrants to purchase our Common Stock), three directors; for so long as the applicable Nominating Stockholder beneficially owns at least 15%, but less than 35%, of the then outstanding shares of Common Stock (without giving effect to the exercise of any outstanding warrants to purchase our Common Stock), two directors; and for so long as the applicable Nominating Stockholder (or Nominating Stockholder’s affiliate) beneficially owns at least 5%, but less than 15%, of the then outstanding shares of our Common Stock (without giving effect to the exercise of any outstanding warrants to purchase our Common Stock), one director. In the case of a vacancy on our Board of Directors created by the removal or resignation of an individual selected for nomination by a Nominating Stockholder (or Nominating Stockholder’s affiliate), the Director Nomination Agreement requires us to appoint another individual selected by the applicable Nominating Stockholder. The Director Nomination Agreement also provides for observation rights for each Nominating Stockholder (or Nominating Stockholder’s Affiliate) to the extent that it has a right of nomination that it does not utilize. The Director nomination rights of HGM have not currently been exercised.

In addition, the Director Nomination Agreement provides that for so long as a Nominating Stockholder continues to beneficially own at least 15% of the then outstanding shares of our Common Stock (without giving effect to the exercise of any outstanding warrants to purchase our Common Stock), we cannot, without the consent of such Nominating Stockholder, engage in certain related-party transactions, adopt an equity incentive plan or amend the same to increase the number of securities that may be granted thereunder, issue certain equity securities, including with a fair market value of more than $100 million, amend our certificate of incorporation or bylaws in a manner that adversely affects such Nominating Stockholder’s rights under the applicable Director Nomination Agreement or has a disproportionate impact on the interests of such Nominating Stockholder, enter into certain new lines of business, or increase or decrease the size of the Board of Directors or change the classes in which the members of the Board of Directors serve. For additional information on ownership of the remaining Nominating Stockholder, see the information provided for “Various entities affiliated with HGM” in the section entitled “Ownership of Common Stock.”

Consent, Waiver and Amendment

Pursuant to the Consent, Waiver and Amendment, the Company had certain obligations to reimburse Ex-Sigma and Ex-Sigma 2 in connection with the Margin Loan, all as disclosed in the Consolidated Financial Statements included in the Original Report..

Employment Relationships

Messrs. Chadha, Cogburn, and Reynolds are each affiliated with HGM. Messrs. Cogburn and Reynolds received compensation from Exela as executive officers of Exela. See “Executive Compensation” above and “CFO Transition” below.

We have entered into the following related party employment relationships: Matt Reynolds, the brother of our former chief financial officer and current director, is employed as our Vice President—Finance, and receives a base salary of $169,067 and may be eligible for additional incentive compensation for 2021; and Andrej Jonovic, the son-in-law of the chairman of our Board of Directors, is employed as our Executive Vice President, Business Strategy and Corporate Affairs and receives a base salary of $390,000 and may be eligible for additional incentive compensation for 2021.

CFO Transition

As previously reported in our Current Report on Form 8-K filed with the SEC on May 21, 2020, on May 15, 2020, Mr. Reynolds resigned as the Company’s Chief Financial Officer, and remained a non-employee member of our Board of Directors. For a description of the material terms of the separation agreement entered into with Mr. Reynolds in connection with his departure, see Executive Compensation and our Current Report on Form 8-K filed with the SEC on May 21, 2020.

Director Independence

The Company’s Common Stock is listed on Nasdaq, and the Company is required to comply with the Nasdaq listing requirements regarding independent directors. Under Nasdaq’s Marketplace Rules, the definition of an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has reviewed such information as the Board has deemed appropriate for purposes of determining whether any of the directors has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, including the beneficial ownership by our directors of Common Stock (see “Ownership of Common Stock—Common Stock Ownership by Directors and Executive Officers”) and transactions between the Company, on the one hand, and our directors and their affiliates, on the other hand (see “Certain Relationships and Related Party Transactions”). Based on such review, the Board of Directors has determined that we have five “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules, Messrs. Akins, Beilinson, Clark, Rexford and Transier; independent directors, therefore, constitute a majority of our Board. Non-management directors meet periodically in executive session without members of the Company’s management at the conclusion of regularly scheduled Board meetings. In addition, Messrs. Akins, Beilinson, Clark, Rexford and Transier qualify as independent directors for the purpose of serving on the audit committee of the Company under SEC rules.

Item 14. Principal Accountant Fees and Services

KPMG has been our principal accountant for the last two fiscal years.

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

Audit Fees

The aggregate fees billed or expected to be billed by KPMG for professional services rendered for the audit of the Company’s annual consolidated financial statements for the fiscal years ended 2019 and 2020, for the reviews of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2019 and 2020 fiscal years and for accounting research and consultation related to the audits and reviews for the internal controls over financial reporting for the fiscal year ended 2019 totaled approximately $8.6 million for 2019 and $4.5 million for 2020. These fees were pre-approved by the Audit Committee.

Audit-Related Fees

The aggregate fees billed by KPMG for audit-related services for the fiscal years ended 2019 and 2020 were $0.8 million and $1.2 million, respectively. These fees related to research and consultation on various filings with the SEC and fees associated with the reimbursement of out-of-pocket expenses related to certain legal matters and were pre-approved by the Audit Committee.

Tax Fees

The aggregate fees billed by KPMG for tax services for the fiscal year ended 2019 was less than $0.1 million. These fees related to local tax compliance and consulting were pre-approved by the Audit Committee. There were no fees billed by KPMG for tax services for the fiscal year ended 2020.

All Other Fees

There were no fees billed by KPMG for services rendered to the Company other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal year ended 2019. The aggregate fees billed by KPMG for services rendered to the Company other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal year ended 2020 were less than $0.1 million, which were related to the Company’s customer learning portal.

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

3.1	Restated Certificate of Incorporation, dated July 12, 2017(4)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective January 25, 2021(14)
3.3	Second Amended and Restated Bylaws, dated November 6, 2019 (9)
3.4	Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock(4)
4.1	Waiver of Bylaws(5)
4.2	Specimen Common Stock Certificate(1)
4.3	Specimen Warrant Certificate(1)
4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant(1)
4.5

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

Filed
10.1

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
10.13

Third Amendment to First Lien Credit Agreement and First Amendment to Collateral Agency and Security Agreement (First Lien), dated as of May 15, 2020, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, each Subsidiary Loan Party thereto, the Lenders party thereto and Wilmington Savings Fund Society, FSB (11)

10.14

Loan and Security Agreement, dated as of December 10, 2020, by and among the Borrower, the Company, as initial servicer, Alter Domus (US) LLC, as administrative agent and the lenders from time to time party thereto.(13)

10.15

First Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among Parent SPE, and certain other indirect, wholly-owned subsidiaries of the Company listed therein, and the Company, as initial servicer. (13)

10.16

Second Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among, the Borrower, the Parent SPE and the Company, as initial servicer, pursuant to which the Parent SPE has sold or contributed and will sell or contribute to the Borrower certain receivables and related assets in consideration for a combination of cash and equity in the Borrower SPE(13)

10.17

Sub-Servicing Agreement, dated as of December 17, 2020, by and among the Company, as initial servicer, and BancTec, Inc., SourceHOV, LLC, Economic Research Services, Inc., Exela Enterprise Solutions, Inc., SourceHOV Healthcare, Inc., United Information Services, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, J&B Software, Inc., Novitex Government Solutions, LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Integrated Solutions LLC, SourceCorp BPS Inc., Sourcecorp Management, Inc., as sub-servicers. (13)

10.18	Pledge and Guaranty Agreement, dated as of December 10, 2020, between Parent SPE and Alter Domus (US) LLC. (13)
10.19	Performance Guaranty, dated as of December 17, 2020, between the Company, as performance guarantor, and Alter Domus (US) LLC, as the administrative agent. (13)
21.1	Subsidiaries of Exela Technologies Inc. (15)	Filed
23.1	Consent of KPMG LLP (15)	Filed
31.1

Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Filed

Exhibit No.	Description	Filed or Furnished Herewith
31.2

Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Filed
32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (15)	Furnished
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (15)	Furnished
101.INS	XBRL Instance Document (15)	Filed
101.SCH	XBRL Taxonomy Extension Schema (15)	Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (15)	Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase (15)	Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase (15)	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (15)	Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

(1)Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-198988).

(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2017.

(3)Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on June 21, 2017.

(4)Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 18, 2017.

(5)Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on December 21, 2017.

(6)Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 17, 2018.

(7)Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on April 17, 2019.

(8)Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on May 10, 2019.

(9)Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on November 12, 2019.

(10)Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on March 17, 2020.

(11)Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on May 21, 2020.

(12)Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on August 10, 2020.

(13)Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on December 17, 2021.

(14)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on January 25, 2021.
(15)	Incorporated by reference to the Registrant’s 10-K filed on March 22, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Ronald Cogburn
April 30, 2021		Ronald Cogburn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Ronald Cogburn
April 30, 2021		Ronald Cogburn, Chief Executive Officer
(Principal Executive Officer) and Director

Dated:	By:	/s/ Shrikant Sortur
April 30, 2021		Shrikant Sortur, Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

Dated:	By:	/s/ Par Chadha
April 30, 2021		Par Chadha, Chairman of the Board of Directors

Dated:	By:	/s/ Martin P. Akins
April 30, 2021		Martin P. Akins, Director

Dated:	By:	/s/ Marc A. Beilinson
April 30, 2021		Marc A. Beilinson, Director

Dated:	By:	/s/ J. Coley Clark
April 30, 2021		J. Coley Clark, Director

Dated:	By:	/s/ John H. Rexford
April 30, 2021		John H. Rexford, Director

Dated:	By:	/s/ James G. Reynolds
April 30, 2021		James G. Reynolds, Director

Dated:	By:	/s/ William L. Transier
April 30, 2021		William L. Transier, Director