Form 10-Q
period 2021-03-31
Exela Technologies, Inc.
filed 2021-05-06
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 5, 2021 the registrant had 59,192,012 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended March 31, 2021

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2021 and December 31, 2020

(in thousands of United States dollars except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$22,055	$68,221
Restricted cash	1,683	2,088
Accounts receivable, net of allowance for doubtful accounts of $5,634 and $5,647, respectively	216,077	206,868
Related party receivables and prepaid expenses	702	711
Inventories, net	14,845	14,314
Prepaid expenses and other current assets	33,429	31,091
Total current assets	288,791	323,293
Property, plant and equipment, net of accumulated depreciation of $192,177 and $193,760, respectively	81,862	87,851
Operating lease right-of-use assets, net	66,743	68,861
Goodwill	359,309	359,781
Intangible assets, net	280,891	292,664
Deferred income tax assets	6,370	6,606
Other noncurrent assets	20,756	18,723
Total assets	$1,104,722	$1,157,779

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$73,666	$76,027
Related party payables	124	97
Income tax payable	1,531	2,466
Accrued liabilities	122,080	126,399
Accrued compensation and benefits	62,392	63,467
Accrued interest	24,059	48,769
Customer deposits	17,648	21,277
Deferred revenue	21,182	16,377
Obligation for claim payment	28,222	29,328
Current portion of finance lease liabilities	11,143	12,231
Current portion of operating lease liabilities	17,852	18,349
Current portion of long-term debts	39,713	39,952
Total current liabilities	419,612	454,739
Long-term debt, net of current maturities	1,499,031	1,498,004
Finance lease liabilities, net of current portion	11,401	13,287
Pension liabilities, net	35,335	35,515
Deferred income tax liabilities	9,154	9,569
Long-term income tax liabilities	2,260	2,759
Operating lease liabilities, net of current portion	54,929	56,814
Other long-term liabilities	13,336	13,624
Total liabilities	2,045,058	2,084,311
Commitments and Contingencies (Note 8)

Stockholders' equity (deficit)
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 61,643,718 shares issued and 59,192,012 shares outstanding at March 31, 2021 and 51,693,931 shares issued and 49,242,225 shares outstanding at December 31, 2020	16	15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 2,779,369 shares issued and outstanding at March 31, 2021 and 3,290,050 shares issued and outstanding at December, 2020	1	1
Additional paid in capital	471,804	446,739
Less: Common Stock held in treasury, at cost; 2,451,706 shares at March 31, 2021 and December 31, 2020	(10,949)	(10,949)
Equity-based compensation	52,570	52,183
Accumulated deficit	(1,429,238)	(1,390,038)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(7,319)	(7,419)
Unrealized pension actuarial losses, net of tax	(17,221)	(17,064)
Total accumulated other comprehensive loss	(24,540)	(24,483)
Total stockholders’ deficit	(940,336)	(926,532)
Total liabilities and stockholders’ deficit	$1,104,722	$1,157,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2021 and 2020

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$300,056	$365,451
Cost of revenue (exclusive of depreciation and amortization)	232,587	292,539
Selling, general and administrative expenses (exclusive of depreciation and amortization)	41,885	50,374
Depreciation and amortization	19,599	23,185
Related party expense	1,707	1,551
Operating profit (loss)	4,278	(2,198)
Other expense (income), net:
Interest expense, net	43,131	41,588
Sundry expense, net	213	1,082
Other expense (income), net	152	(34,657)
Net loss before income taxes	(39,218)	(10,211)
Income tax benefit (expense)	18	(2,459)
Net loss	$(39,200)	$(12,670)
Cumulative dividends for Series A Preferred Stock	896	1,440
Net loss attributable to common stockholders	$(38,304)	$(11,230)
Loss per share:
Basic and diluted	$(0.76)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2021 and 2020

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net loss	$(39,200)	$(12,670)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	100	920
Unrealized pension actuarial gains (losses), net of tax	(157)	504
Total other comprehensive loss, net of tax	$(39,257)	$(11,246)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three months ended March 31, 2021 and 2020

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2020	50,283,896	$15	4,294,233	$1	929,049	$(10,949)	$445,452	$49,336	$(7,329)	$(8,059)	$(1,211,508)	$(743,041)
Net loss January 1 to March 31, 2020	—	—	—	—	—	—	—	—	—	—	(12,670)	(12,670)
Equity-based compensation	—	—	—	—	—	—	—	861	—	—	—	861
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	920	—	—	920
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	504	—	504
Shares returned in connection with the Appraisal Action following repayment of Margin Loan	(1,523,578)	—	—	—	1,523,578	—	—	—	—	—	—	—
Preferred shares converted to Common Stock	409,238	—	(1,004,183)	—	—	—	—	—	—	—	—	—
Balances at March 31, 2020	49,169,556	$15	3,290,050	$1	2,452,627	$(10,949)	$445,452	$50,197	$(6,409)	$(7,555)	$(1,224,178)	$(753,426)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2021	49,242,225	$15	3,290,050	$1	2,451,706	$(10,949)	$446,739	$52,183	$(7,419)	$(17,064)	$(1,390,038)	$(926,532)
Net loss January 1 to March 31, 2021	—	—	—	—	—	—	—	—	—	—	(39,200)	(39,200)
Equity-based compensation	—	—	—	—	—	—	—	387	—	—	—	387
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	100	—	—	100
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(157)	—	(157)
Preferred shares converted to Common Stock	223,413	—	(510,681)	—	—	—	—	—	—	—	—	—
Payment for fractional shares on Reverse Stock Split	(5,445)	—	—	—	—	—	(14)	—	—	—	—	(14)
Issuance of Common Stock	9,731,819	1	—	—	—	—	25,079	—	—	—	—	25,080
Balances at March 31, 2021	59,192,012	$16	2,779,369	$1	2,451,706	$(10,949)	$471,804	$52,570	$(7,319)	$(17,221)	$(1,429,238)	$(940,336)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the three months ended March 31, 2021 and 2020

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(39,200)	$(12,670)
Adjustments to reconcile net loss
Depreciation and amortization	19,599	23,185
Original issue discount and debt issuance cost amortization	3,840	3,193
Provision for doubtful accounts	50	74
Deferred income tax provision	(297)	(401)
Share-based compensation expense	387	861
Unrealized foreign currency losses	(159)	(936)
Loss (gain) on sale of assets	29	(35,246)
Fair value adjustment for interest rate swap	(125)	845
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	(11,248)	13,476
Prepaid expenses and other assets	(5,895)	(5,678)
Accounts payable and accrued liabilities	(30,787)	(21,420)
Related party payables	37	(568)
Additions to outsource contract costs	(156)	(88)
Net cash used in operating activities	(63,925)	(35,373)

Cash flows from investing activities
Purchase of property, plant and equipment	(1,609)	(3,591)
Additions to internally developed software	(672)	(1,153)
Cash paid for acquisition, net of cash received	—	(3,500)
Proceeds from sale of assets	—	38,222
Net cash provided by (used in) investing activities	(2,281)	29,978

Cash flows from financing activities
Proceeds from issuance of stock	25,065	—
Borrowings under factoring arrangement and Securitization Facilities	32,432	131,591
Principal repayment on borrowings under factoring arrangement and Securitization Facilities	(31,533)	(23,042)
Lease terminations	(16)	(14)
Cash paid for debt issuance costs	—	(2,908)
Principal payments on finance lease obligations	(3,029)	(3,187)
Borrowings from senior secured revolving facility	3,000	29,750
Repayments on senior secured revolving facility	—	(14,000)
Borrowings from other loans	1,959	11,241
Principal repayments on senior secured term loans and other loans	(8,142)	(15,343)
Net cash provided by financing activities	19,736	114,088
Effect of exchange rates on cash	(101)	(216)
Net decrease in cash and cash equivalents	(46,571)	108,477
Cash, restricted cash, and cash equivalents
Beginning of period	70,309	14,099
End of period	$23,738	$122,576

Supplemental cash flow data:
Income tax payments, net of refunds received	$1,510	$623
Interest paid	62,510	61,852
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	220	270
Accrued capital expenditures	1,617	1,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

1.     General

These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2020 included in the Exela Technologies, Inc. (the "Company," "Exela," "we," "our" or "us") annual report on Form 10-K for such period (the “2020 Form 10-K”).

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

Substantial Doubt Raised

In performing the first step of the evaluation, we concluded that the following conditions raised substantial doubt about our ability to continue as a going concern:

●	history of net losses of $39.2 million for the three months ended March 31, 2021 and $178.5 million for the year ended December 31, 2020. This is after considering a gain of $35.5 million on the sale of SourceHOV Tax, LLC and a gain of $8.7 million on the sale of its physical record storage and logistics business each recognized for the year ended December 31, 2020;
●	net operating cash outflows of $63.9 million for the three months ended March 31, 2021 and $29.8 million for the year ended December 31, 2020;
●	working capital deficits of $130.8 million and $131.4 million as of March 31, 2021 and December 31, 2020, respectively;
●	significant cash payments for interest on our long-term debt of $152.7 million in 2020 and a similar amount expected in 2021;
●	a liability incurred of $61.7 million for the Appraisal Action (as defined in and as described further in Note 8);

●	a requirement that the Company maintain a minimum of $35.0 million in liquidity, at all times, to not be in default of the First Lien Credit Agreement, dated as of July 12, 2017, as amended and restated as of July 13, 2018 and as further amended and restated as of April 16, 2019 (the “Prior Credit Agreement” and as further amended and restated as of May 18, 2020, the “Credit Agreement”); and
●	an adverse impact on the results of operations, financial condition and liquidity related to effect of COVID-19 pandemic.

Consideration of Management’s Plans

In performing the second step of this assessment, we are required to evaluate whether it is probable that our plans will be effectively implemented within one year after the financial statements are issued and whether it is probable those plans will alleviate the substantial doubt raised about our ability to continue as a going concern.

As of May 3, 2021, the Company had $51.0 million of liquidity, comprised of available cash of $31.2 million and availability under borrowing facilities of $19.8 million. This does not take into account an add back for certain fees, costs and expenses incurred by the Company relating to the Credit Agreement and the receivables financings, which was approximately $22.8 million as of May 3, 2021, that is used to calculate minimum liquidity in accordance with the terms of the Credit Agreement.

The Company has undertaken the following plans and actions, since substantial doubt about our ability to continue as a going concern was initially raised in the December 31, 2019 financial statements, to improve our available cash balances, liquidity and cash generated flows from operations, over the twelve month period from the date the financial statements are issued, as follows:

●	On January 10, 2020, certain subsidiaries of the Company entered into a $160.0 million accounts receivables financing facility with a five-year term (as amended, the “A/R Facility”). The Company used the proceeds of the initial borrowings to repay outstanding revolving borrowings under the Company’s senior credit facility and to provide additional liquidity and funding for the ongoing business needs of the Company and its subsidiaries. No amounts are outstanding under this facility.

●	On March 16, 2020, the Company and its indirect wholly owned subsidiaries, Merco Holdings, LLC and SourceHOV Tax, LLC entered into a Membership Interest Purchase Agreement with Gainline Source Intermediate Holdings LLC at which time Gainline Source Intermediate Holdings LLC acquired all of the outstanding membership interests of SourceHov Tax for $40.0 million, which was adjusted downwards by $2.0 million in accordance with the purchase agreement, which could be used to acquire, maintain, develop, construct, improve, upgrade or repair assets useful in our business or to make certain investments and acquisitions as permitted by the Credit Agreement.

●	On March 23, 2020, in response to the potential impact of the COVID-19 pandemic, the Company implemented a freeze on increases to base salaries and wages unless contractually mandated. Additionally, in connection with the incentive program administered by the Company for hourly, non-exempt employees, a new maximum was put in place to limit the amount of incentives that could be earned in any given two (2) week pay period.

●	On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The refundable payroll tax credits and deferment of employer side social security payments provisions of the CARES Act will benefit the Company’s liquidity by $27.9 million. The Company is required to remit previously deferred employer side social security payments in two equal installments, due December 31, 2021 and December 31, 2022, respectively.

●	On May 18, 2020, the Company amended the Prior Credit Agreement, which requires the Company to maintain a minimum liquidity of $35.0 million. However, the definition of minimum liquidity in the Credit Agreement allows the Company to add back certain fees, costs and expenses incurred by the Company relating to the Credit Agreement and the receivables financings of approximately $22.8 million.

●	On July 22, 2020 the Company completed the sale of its physical records storage and logistics business for a purchase price of $12.3 million, which can be used to acquire, maintain, develop, construct, improve, upgrade or repair assets useful in our business or to make certain investments and acquisitions as permitted by the Credit Agreement.

●	On December 17, 2020, certain subsidiaries of the Company closed on a $145.0 million securitization facility (the “Securitization Facility”) with a five year term. Borrowings under the Securitization Facility are subject to an improved borrowing base definition that consists of receivables and, subject to contribution, further supported by inventory and intellectual property, in each case, subject to certain eligibility criteria, concentration limits and reserves. On December 17, 2020 the Company made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay the A/R Facility, which terminated on such date.

●	In December 2020, the Company decided to close one of its production facilities. It also limited discretionary bonus payments to certain corporate and production personnel. In January 2021, the Company completed a furlough program mostly impacting corporate positions. These initiatives are expected to result in costs saving of $32.5 million through March 31, 2022.
●	In February 2021, the Company decided to close a European production facility. This initiative is expected to result in annual cost savings of $5.0 million.
●	On March 18, 2021, the Company completed a private placement of Common Stock (as defined below) and warrants. The net proceeds to the Company were $25.2 million.

Substantial Doubt Alleviated

The Company has had a history of negative trends in its financial condition and operating results as well as recent noncompliance with covenants with certain of its lenders due to late delivery of financial statements for the fiscal year ended December 31, 2019 and for the quarter ended March 31, 2020, that have been cured. However, despite these conditions, the Company believes management’s plans and actions to date, as described above, will provide sufficient liquidity to meet its financial obligations and further, maintain levels of liquidity as specifically required under the Credit Agreement. Therefore, management concluded these plans alleviate the substantial doubt that was raised about our ability to continue as a going concern for at least twelve months from the date that the financial statements were issued.

Future Plans and Other Considerations

The Securitization Facility provides for an initial funding of approximately $92.0 million supported by the receivables portion of the borrowing base and, subject to contribution, provides for further funding of approximately $53.0 million supported by inventory and intellectual property.

Our plans to further enhance liquidity, which were not considered for the purposes of our assessment of whether substantial doubt is alleviated, include the potential sale of certain non-core assets that are not central to the Company’s long-term strategic vision. The Company has retained financial advisors to assist with the sale of select assets. The Company expects to use the potential net proceeds from this initiative for the paydown of debt.

Additionally, as discussed in Note 8, the petitioners in the Appraisal Action have filed additional actions to recognize the judgment against SourceHOV, which is a subsidiary without liquid assets to satisfy the judgement. The Company does not expect these actions to be resolved and a settlement of liability recorded for the Appraisal Action to be made within twelve months from the date the financial statements were issued.

Our plans are subject to inherent risks and uncertainties, which become significantly magnified when the effects of the current pandemic and related financial uncertainty are included in the assessment. Accordingly, there can be no assurance that our future plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

Net Loss per Share

Earnings per share (“EPS”) is computed by dividing net loss available to holders of the Company’s common stock, par value $0.0001 per share (“Common Stock”) by the weighted average number of shares of Common Stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, using the more dilutive of the two-class method and the if-converted method in periods of earnings. The two class method is an earnings allocation method that determines earnings per share (when there are earnings) for Common Stock and participating securities. The if-converted method assumes all convertible securities are converted into Common Stock. Diluted EPS excludes all dilutive potential shares of Common Stock if their effect is anti-dilutive.

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) was calculated using the if-converted method. As of March 31, 2021, the outstanding shares of the Company’s Series A Preferred Stock, if converted would have resulted in an additional 1,215,924 shares of Common Stock outstanding, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive (i.e., reduces the net loss per share).

The Company was originally incorporated as a special purpose acquisition company under the name Quinpario Acquisition Corp 2 (“Quinpario”), which changed its name to Exela Technologies, Inc. in July 2017. The Company also did not include the effect of 35,000,000 warrants sold in the Quinpario Initial Public Offering (“IPO”), the effect of 9,731,819 warrants sold in a private placement of securities on March 18, 2021 or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units and options of 2,278,365 and 1,722,668 as of March 31, 2021 and 2020, respectively, in the calculation of diluted loss per share for the three months ended March 31, 2021 and 2020, because their effects were anti-dilutive.

	Three Months Ended March 31,
	2021	2020
Net loss attributable to common stockholders (A)	$(38,304)	$(11,230)
Weighted average common shares outstanding - basic and diluted (B)	50,646,482	49,065,055
Loss Per Share:
Basic and diluted (A/B)	$(0.76)	$(0.23)

The weighted average common shares outstanding - basic and diluted, in the table above, exclude in each case the 1,523,578 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action which became treasury stock.

Sale of Non-Core Assets

On March 16, 2020, the Company and its indirect wholly owned subsidiaries, Merco Holdings, LLC and SourceHOV Tax, LLC entered into a Membership Interest Purchase Agreement with Gainline Source Intermediate Holdings LLC at which time Gainline Source Intermediate Holdings LLC acquired all of the outstanding membership interests of SourceHov Tax, LLC for $40.0 million subject to adjustment as set forth in the purchase agreement. The Company recognized a gain of $35.5 million on the sale of SourceHOV Tax, LLC during the first quarter of 2020, which takes into account approximately $2.0 million downwards adjustments to the purchase price in accordance with the purchase agreement. The gain on sale of SourceHOV Tax, LLC is included in Other expense (income), net in the condensed consolidated statements of operations for the three months ended March 31, 2020.

On July 22, 2020, the Company completed the sale of its physical records storage and logistics business for a purchase price of $12.3 million.

Impact of COVID-19

The coronavirus pandemic (“COVID-19”) continues to expose our global operations to risks. COVID-19 continues to result in challenging operating environments and has affected almost all of the countries and territories in which we operate. Authorities across the world have implemented measures like travel bans, quarantines, curfews, restrictions on public gatherings, shelter in place orders, business shutdowns and closures to control the spread of COVID-19. These measures, alongside the virus itself, have impacted, and we expect will continue to impact, us, our customers, suppliers and other third parties with whom we do business, as well as the global economy, demand for our services and spending across many sectors, as a whole. While some jurisdictions have now started to implement plans for reopening, there are others which have had to return to restrictions due to increased spread of COVID-19.

The Company is dependent on its workforce to deliver its solutions and services. While we have developed and implemented health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19, restrictions such as shutdowns, social distancing and stay-at-home orders in various jurisdictions have impacted and will continue to impact the Company’s ability to deploy its workforce effectively. We have been performing and delivering all of our essential services out of our facilities and delivery centers. Most of our customer site employees (onsite) continue to perform the work and take directions from our customers. A part of our non-essential services related workforce has now started to operate from offices and delivery centers, but many are still operating in a remote work environment.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report and the extent to which COVID-19 will ultimately impact the Company’s business depends upon various dynamic factors which are difficult to reliably predict. Management continues to actively monitor the global situation and its impact on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Overall, in light of the changing nature and continuing uncertainty around the COVID-19 pandemic, our ability to fully estimate the impact of COVID-19 on our results of operations, financial condition, or liquidity in future periods remains limited. Shifts in our customers’ priorities and changes to the transaction types offered are still evolving and the dynamic situation hinders reliable forecasting. The effects of the pandemic on our business are unlikely to be fully realized, or reflected in our financial results, until future periods.

2.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) no. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes, for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. It also clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The adoption had no material impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.

Recently Issued Accounting Pronouncements

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

In June 2016, the FASB issued ASU no. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. This ASU along with related additional clarificatory guidance in the ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326)” and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently in the early stages of evaluating the impact that adopting this standard will have on the consolidated financial statements.

3.     Significant Accounting Policies

The information presented below supplements the Significant Accounting Policies information presented in our 2020 Form 10-K.

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

Nature of Services

Our primary performance obligations are to stand ready to provide various forms of business processing services, consisting of a series of distinct services, but that are substantially the same, and have the same pattern of transfer over time, and accordingly are combined into a single performance obligation. Our promise to our customers is typically to perform an unknown or unspecified quantity of tasks and the consideration received is contingent upon the customers’ use (i.e., number of transactions processed, requests fulfilled, etc.); as such, the total transaction price is variable. We allocate the variable fees to the single performance obligation charged to the distinct service period in which we have the contractual right to bill under the contract.

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region and by segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021				2020
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$172,924	$51,093	$17,088	$241,105	$223,326	$64,049	$17,290	$304,665
EMEA	54,209	—	—	54,209	53,906	—	—	53,906
Other	4,742	—	—	4,742	6,880	—	—	6,880
Total	$231,875	$51,093	$17,088	$300,056	$284,112	$64,049	$17,290	$365,451

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accounts receivable, net	$216,077	$206,868
Deferred revenues	21,413	16,919
Customer deposits	17,648	21,277
Costs to obtain and fulfill a contract	3,018	3,295

Accounts receivable, net includes $25.4 million and $23.2 million as of March 31, 2021 and December 31, 2020, respectively, representing amounts not yet billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $6.6 million during the three months ended March 31, 2021 that had been deferred as of December 31, 2020.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. We recognized $0.4 million of amortization for these costs for the three months ended March 31, 2021 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of March 31, 2021 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2021	$40,880
2022	37,579
2023	31,854
2024	28,416
2025	27,757
2026 and thereafter	306
Total	$166,792

4.     Intangibles Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	March 31, 2021
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,396	$(287,749)	$220,647
Developed technology	88,553	(87,236)	1,317
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	16,447	(13,429)	3,018
Internally developed software	47,878	(21,963)	25,915
Assembled workforce	4,473	(2,516)	1,957
Purchased software	26,749	(4,012)	22,737
Intangibles, net	$700,896	$(420,005)	$280,891

	December 31, 2020
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,485	$(278,306)	$230,179
Developed technology	88,553	(87,111)	1,442
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	16,331	(13,036)	3,295
Internally developed software	47,182	(20,152)	27,030
Assembled workforce	4,473	(2,237)	2,236
Purchased software	26,749	(3,567)	23,182
Intangibles, net	$700,173	$(407,509)	$292,664

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2021 and 2020 is net of accumulated impairment losses of $44.1 million. Carrying amount of $5.3 million as at March 31, 2021 represents indefinite-lived intangible asset.

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with its clients. The Company is organized into three segments: Information & Transaction Processing Solutions (“ITPS”), Healthcare Solutions (“HS”), and Legal & Loss Prevention Services (“LLPS”) (See Note 13).

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2020 (a)	Additions	Impairments	Currency Translation Adjustments	Balances as at December 31, 2020 (a)
ITPS	$254,120	$—	$—	$10	$254,130
HS	86,786	—	—	—	86,786
LLPS	18,865	—	—	—	18,865
Total	$359,771	$—	$—	$10	$359,781

	Balances as at January 1, 2021 (a)	Additions	Impairments	Currency Translation Adjustments	Balances as at March 31, 2021 (a)
ITPS	$254,130	$—	$—	$(472)	$253,658
HS	86,786	—	—	—	86,786
LLPS	18,865	—	—	—	18,865
Total	$359,781	$—	$—	$(472)	$359,309

(a)	The goodwill amount for all periods presented is net of accumulated impairment amount as at December 31, 2019. Accumulated impairment is $317.5 million and $243.4 relating to ITPS and LLPS, respectively, as at December 31, 2019 and March 31, 2021.

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

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount (“OID”) of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022. As of March 31, 2021 and December 31, 2020, the Company had outstanding irrevocable letters of credit totaling approximately $16.5 million and $19.5 million, respectively, under the senior secured revolving facility.

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

Term Loan Repricing

On July 13, 2018, Exela repriced the $343.4 million of term loans outstanding under its senior secured credit facilities (the “Repricing”). The Repricing was accomplished pursuant to a First Amendment to the First Lien Credit Agreement (the “First Amendment”), dated as of July 13, 2018, by and among the Company’s subsidiaries Exela Intermediate Holdings LLC, Exela Intermediate, LLC, each “Subsidiary Loan Party” listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto, whereby the Company borrowed $343.4 million of refinancing term loans (the “Repricing Term Loans”) to refinance the Company’s existing senior secured term loans.

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

2018 Incremental Term Loans

On July 13, 2018, the Company borrowed an additional $30.0 million pursuant to incremental term loans (the “Incremental Term Loans”) under the First Amendment. The proceeds of the Incremental Term Loans may be used by the Company for general corporate purposes and to pay fees and expenses in connection with the First Amendment. The interest rates applicable to the Incremental Term Loans are the same as those for the Repricing Term Loans.

The Company may voluntarily repay the Repricing Term Loans and the Incremental Term Loans (collectively, the “Term Loans”) at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans. The Incremental Term Loans will mature on July 12, 2023, the same maturity date as the Repricing Term Loans and prior senior secured term loans.

Other than as described above, the terms, conditions and covenants applicable to the Repricing Term Loans and the Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the existing senior secured loans under the Credit Agreement.

2019 Incremental Term Loan

On April 16, 2019, the Company borrowed an additional $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”) under the Second Amendment to First Lien Credit Agreement (the “Second Amendment”). The proceeds of the 2019 Incremental Term Loans were used to replace the cash spent for acquisitions, pay related fees, expenses and related borrowings and for general corporate purposes. The 2019 Incremental Term Loans will mature on July 12, 2023, the same maturity date as the Incremental Term Loans, Repricing Term Loans and prior senior secured term loans.

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

Third Amendment

On May 18, 2020, the Company amended the Prior Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Upon the Company’s delivery of the annual and quarterly financial statements within the time frames stated therein (which the Company satisfied during the month of June 2020), the Company became in compliance with respect to the financial statement delivery requirements set forth in the Credit Agreement. Pursuant to the amendment, the Company also amended the Prior Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum Liquidity (as defined in the amendment) of $35.0 million. In connection with this amendment, the Company paid a forbearance fee of $5 million to the consenting lenders. The Company concluded that the amendment represents modification of debt under ASC 470-50. Accordingly, the forbearance fee paid was added to unamortized debt issuance cost which shall be amortized using updated effective interest rate based on modified cash flows.

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

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are identified as VIEs and consolidated into the Company’s financial statements following VIE consolidation model under ASC 810. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bears interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%. As of March 31, 2021, there were borrowings of $91.9 million outstanding under the Securitization Facility.

Long-Term Debt Outstanding

As of March 31, 2021 and December 31, 2020, the following long-term debt instruments were outstanding:

	March 31,	December 31,
	2021	2020
Other (a)	$37,199	37,653
Term loan under first lien credit agreement (b)	340,482	343,597
Senior secured notes (c)	985,573	984,216
Secured borrowings under Securitization Facility	91,947	91,947
Revolver	83,543	80,543
Total debt	1,538,744	1,537,956
Less: Current portion of long-term debt	(39,713)	(39,952)
Long-term debt, net of current maturities	$1,499,031	$1,498,004

(a)	Other debt represents outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $4.3 million and $15.5 million as of March 31, 2021 and $4.8 million and $17.1 million as of December 31, 2020.
(c)	Net of unamortized debt discount and debt issuance costs of $10.3 million and $4.1 million as of March 31, 2021 and $11.3 million and $4.5 million as of December 31, 2020.

6.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax benefit of less than $0.1 million and income tax expense of $2.5 million for the three months ended March 31, 2021 and 2020, respectively.

The Company's ETR of 0.05% for the three months ended March 31, 2021 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three months ended March 31, 2020, the Company’s ETR of (24.1%) differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s U.S. disallowed interest expense carryforwards created by the provisions of the TCJA.

As of March 31, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2020.

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

U.K. Pension Plan

The Company’s subsidiary in the United Kingdom provides pension benefits to certain retirees and eligible dependents. Employees eligible for participation include all full-time regular employees who were more than three years from retirement prior to October 2001. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants as at the earlier of two dates, the participants leaving the Company or December 31, 2015.

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

Asterion Pension Plan

In April 2018 through its acquisition of Asterion International Group the Company became obligated to provide pension benefits to eligible retirees and eligible dependents of Asterion. Employees eligible for participation include all full-time regular employees who were more than three years from retirement prior to July 2003. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants as at the earlier of two dates, the participants leaving the Company or April 10, 2018.

Tax Effect on Accumulated Other Comprehensive Loss

As of March 31, 2021 and December 31, 2020 the Company recorded actuarial losses of $17.2 million and $17.1 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2021	2020
Service cost	$19	$19
Interest cost	424	498
Expected return on plan assets	(605)	(644)
Amortization:
Amortization of prior service cost	45	26
Amortization of net loss	838	432
Net periodic benefit cost	$721	$331

The Company records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $0.9 million and $0.6 million to its pension plans during the three months ended March 31, 2021 and 2020, respectively. The Company has funded the pension plans with the required contributions for 2021 based on current plan provisions.

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

SourceHOV appealed the judgment in the Appraisal Action on June 30, 2020. On January 22, 2021, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery in favor of the petitioners. To date,

SourceHOV has paid $1.0 million toward the judgment in the Appraisal Action, and the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

The appraisal petitioners have filed additional actions to recognize the judgment against SourceHOV, an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV, and an action against SourceHOV and certain of its directors and officers alleging creditor derivative claims relating to the Company’s securitization facilities. In early February 2021, petitioners also filed a motion for a preliminary injunction in the derivative action in which they sought a court order to force Exela to set aside sufficient assets for SourceHOV to pay the potential judgment in the derivative action prior to paying other creditors or, in the alternative, to pay all creditors, including the creditors of SourceHOV, on a pari passu basis. The Delaware Court of Chancery denied the motion seeking the preliminary injunction on April 29, 2021. Although the Company believes that it has valid defenses to these ancillary proceedings and has moved to dismiss them, there can be no assurance that the Company will be successful.

As a result of the Appraisal Action and following repayment of the Margin Loan by Ex-Sigma 2, LLC (“Ex-Sigma 2”) 1,523,578 shares of our Common Stock issued to Ex-Sigma 2, our largest shareholder following the Novitex Business Combination, were returned to the Company during the first quarter of 2020.

As of March 31, 2021, the Company has an accrued liability of $61.7 million for the Appraisal Action based on the judgment received on January 30, 2020 plus accrued interest, which is management’s best estimate of the total payment obligation as of such date.

Adverse Arbitration Order

In April 2020, one of the Company's Nordic subsidiaries commenced an arbitration in Finland against a customer alleging breach of contract and other damages in connection with an outsourcing services agreement and transition services agreement executed in 2017. In September 2020, the customer submitted counterclaims against the Company in an aggregate amount in excess of €10.0 million. Following an expedited arbitration, in late November 2020, the arbitrator awarded the customer approximately $13.0 million in the aggregate for the counterclaimed damages and costs. The Company filed an application to annul the award in late January 2021 with the relevant court asserting, among other bases, that the arbitrator violated due process and procedural rules by disallowing the Company’s witness and expert testimony and maintaining the expedited format following the assertion of significant counterclaims which would ordinarily have required the application of normal rather than expedited rules. At this time, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to the appeal; however, the Company believes it has meritorious claims and defenses and is vigorously asserting them. However, at the same time, principals from the Company and the customer’s owner groups are engaged in substantive settlement discussions seeking a commercial solution, which are in an advanced stage, but have not yet come to a resolution. The Company has an accrued liability of $9.2 million for this matter as of March 31, 2021.

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

9.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of March 31, 2021, and December 31, 2020, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 39.0% and 35.5% respectively, of the respective principal balance outstanding as of March 31, 2021. The fair values of secured borrowings under the Company’s securitization facility and senior secured revolving credit facility are equal to the respective carrying values. Other debt represents the Company's outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

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

The Company determined the fair value of the interest rate swap using Level 2 inputs. The Company used closing prices as provided by a third party institution.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2021, and December 31, 2020:

	Carrying	Fair	Fair Value Measurements
As of March 31, 2021	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,499,031	$668,483	$—	$668,483	$—
Nonrecurring assets and liabilities:
Goodwill	359,309	359,309	—	—	359,309

	Carrying	Fair	Fair Value Measurements
As of December 31, 2020	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,498,004	$604,775	$—	$604,775	$—
Interest rate swap liability	125	125	—	125	—
Acquisition contingent liability	300	300	—	—	300
Nonrecurring assets and liabilities:
Goodwill	359,781	359,781	—	—	359,781

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

	March 31,	December 31,
	2021	2020
Balance as of Beginning of Period	$300	$721
Earn-out Adjustment	—	279
Payments	(300)	(700)
Balance as of End of Period	$—	$300

10.   Stock-Based Compensation

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

A summary of RSU activity under the 2018 Plan for the three months ended March 31, 2021 is summarized in the following table:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Shares	Date Fair Value	(Years)	Intrinsic Value
Outstanding Balance as of December 31, 2020	26,455	$3.78	0.91	$50
Granted	676,677	2.71
Forfeited	—	—
Vested	—	—
Outstanding Balance as of March 31, 2021	703,132	$2.75	0.88	$1,934

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the three months ended March 31, 2021 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period	Aggregate
	Outstanding	Date Fair Value	Exercise Price	(Years)	Intrinsic Value (2)
Outstanding Balance as of December 31, 2020	1,635,700	$5.67	$11.89	1.42	$—
Granted	—	—
Exercised	—	—
Forfeited	(60,467)	5.72
Expired	—	—
Outstanding Balance as of March 31, 2021 (1)	1,575,233	$5.67	$11.89	1.22	$—

(1) 364,680 of the outstanding options are exercisable as of March 31, 2021.

(2) Exercise prices of all of the outstanding options are higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value is zero.

As of March 31, 2021, there was approximately $4.0 million of total unrecognized compensation expense related to non-vested awards for the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $0.4 million and $0.9 million related to plan awards for the three months ended March 31, 2021 and 2020, respectively.

11.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock or as provided for in the Director Nomination Agreement to which the Company is party, the holders of our Common Stock possess all voting power for the election of our board of directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. During the three months ended March 31, 2021, 510,681 shares of Series A Preferred Stock were converted into 223,413 shares of Common Stock. As of March 31, 2021 and December 31, 2020, there were 59,192,012 and 49,242,225 shares outstanding, respectively.

Reverse Stock Split

On January 25, 2021, we effected a one-for-three reverse split (the “Reverse Stock Split”) of our issued and outstanding shares of Common Stock. As a result of the Reverse Split every three (3) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. All information related to Common Stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Giving effect to the Reverse Split the Company’s issued and outstanding stock decreased from 147,511,430 to 49,242,225 at December 31, 2020.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2020 and December 31, 2019, the Company had 3,290,050 shares and 4,294,233 shares of Series A Preferred Stock outstanding, respectively. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder's option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of March 31, 2021, after taking into account the effect of the Reverse Stock Split, each outstanding share of Series A Preferred Stock was convertible into 0.4375 shares of Common Stock using this conversion formula. Accordingly, as of March 31, 2021, 1,215,924 shares of Common Stock were issuable upon conversion of the remaining 2,779,369 shares of Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Liquidation

Preference") per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date through December 31, 2020 the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation for the three months ended March 31, 2021 was $0.9 million. However, as a result of 510,681 shares of Series A Preferred Stock being converted into 223,413 shares of Common Stock during the first quarter of 2021, accumulated dividend of $1.8 million was reversed, resulting in a net reduction of dividend accumulation of $0.9 million for the three months ended March 31, 2021. Similarly, the gross dividend accumulation for the three months ended March 31, 2020 was $0.9 million. However, as a result of 1,004,183 shares of Series A Preferred Stock being converted into 409,238 shares of Common Stock during the first quarter of 2020, accumulated dividend of $2.3 million was reversed, resulting in a net reduction of dividend accumulation of $1.4 million for the three months ended March 31, 2020. As of March 31, 2021, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 is $9.9 million. The per share average of cumulative preferred dividends for the three months ended March 31, 2021 and 2020 is $(0.3) and $(0.4), respectively.

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

Treasury Stock

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company was permitted to purchase up to 1,666,667 shares of Common Stock. The Share Buyback Program has expired. As of March 31, 2021, 929,049 shares had been repurchased under the Share Buyback Program and they are held as treasury stock. The Company records treasury stock using the cost method.

During the first quarter of 2020, 1,523,578 shares of Common Stock were returned to the Company by Ex-Sigma 2 in connection with the Appraisal Action. These shares are also included in treasury stock.

Warrants

At March 31, 2021, there were warrants outstanding to purchase 15,565,152 shares of our Common Stock, consisting of 35,000,000 warrants to purchase one-sixth of one share outstanding from our 2015 IPO and 9,731,819 warrants to purchase one share from the private placement that was completed in March 2021.

IPO Warrants

As part of its IPO, Quinpario had issued 35,000,000 units comprising one share of Common Stock and one warrant of which 34,986,302 have been separated from the original unit and 13,698 warrants remain an unseparated part of the originally issued units (the Common Stock included in these originally issued units (adjusted to reflect the Reverse Split) have been accounted for in the number of shares of Common Stock outstanding referred to above). The warrants traded on the OTC Pink under the symbol “XELAW” as of March 31, 2021.

Each IPO warrant entitles the holder to purchase one-sixth of one share of Common Stock at a price of $5.75 per one-sixth share ($34.50 per whole share). IPO Warrants may be exercised only for a whole number of shares of

Common Stock. No fractional shares will be issued upon exercise of the warrants. Each IPO warrant is currently exercisable and will expire July 12, 2022 (five years after the completion of the Novitex Business Combination), or earlier upon redemption.

The Company may call the IPO warrants for redemption at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if, and only if, the last sales price of the shares of Common Stock equals or exceeds $72.00 per share for any 20 trading days within a 30 trading day period (the “30-day trading period”) ending three business days before the Company sends the notice of redemption, and if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants commencing five business days prior to the 30-day trading period and continuing each day thereafter until the date of redemption.

Private Placement of Unregistered Shares and Warrants

On March 15, 2021, the Company, entered into a securities purchase agreement with certain accredited institutional investors pursuant to which the Company issued and sold to the ten accredited institutional investors in a private placement an aggregate of 9,731,819 unregistered shares of the Company’s Common Stock at a price of $2.75 per share and an equal number of warrants, generating gross proceeds to the Company of $26.8 million. Cantor Fitzgerald acted as underwriter in connection with such sale of unregistered securities and received a placement fee of 5.5% of gross proceeds in connection with such service. In selling the shares without registration, the Company relied on exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The shares of Common Stock sold together with these warrants are included in the Company’s calculation of total shares outstanding. The Company filed a registration statement on Form S-3 on May 3, 2021 to register these shares and the shares underlying these private placement warrants.

Each private placement warrant entitles the holder to purchase one share of Common Stock, will be exercisable at an exercise price of $4.00 per share beginning on September 19, 2021 and will expire on September 19, 2026. The private placement warrants are not traded as of March 31, 2021 and are not subject to redemption by the Company.

12.   Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, together with certain affiliated entities controlled by HandsOn Global Management LLC, “HGM”) of less than $0.1 million for each of the three months ended March 31, 2021 and 2020. As of March 31, 2021, HGM beneficially owned approximately 40% of the Company’s Common Stock, including shares controlled pursuant to voting agreements (as described below) and shares issuable upon conversion of Series A Preferred Stock.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees relating to these agreements of $1.1 million and less than $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was less than $0.1 million for each of the three months ended March 31, 2021 and 2020. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $0.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. These expenses are included in cost of revenue in the consolidated statements of operations.

The Company determined it is obligated to reimburse certain reimbursable expenses incurred by Ex-Sigma 2, the former majority shareholder of the Company, under the terms of the Consent, Waiver and Amendment dated June 15, 2017, by and among the Company, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., SourceHOV, Novitex, Novitex Parent, L.P., Ex Sigma LLC (“Ex-Sigma”), HOVS LLC and HandsOn Fund 4 I, LLC, amending the Novitex Business Combination agreement (the “Consent, Waiver and Amendment”). The Company incurred reimbursable expenses to Ex-Sigma 2 of $0.2 million for the three months ended March 31, 2020 in connection with legal expenses of Ex-Sigma 2. There were no such reimbursable expenses incurred during the three months ended March 31, 2021. Ex-Sigma 2 distributed the shares held by it during the first quarter of 2020 and is no longer a shareholder of Exela. Many recipients of these shares have entered into voting agreements in respect of those shares with HGM.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was less than $0.1 million for each of the three months ended March 31, 2021 and 2020, respectively.

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

On November 18, 2014, one of the Company's subsidiaries entered into a master services agreement with an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, the Company provided printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. The Company recognized revenue of less than $0.1 million under this agreement for the three months ended March 31, 2020 in its consolidated statements of operations.

In April 2016, one of the Company’s subsidiaries entered into a master services agreement with Presidio Networked Solutions Group, LLC ("Presidio Group"), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo. Pursuant to this master services agreement, Presidio Group provided the Company with employees, subcontractors, and/or goods and services. For the three months ended March 31, 2020 there were related party expenses of $0.2 million.

On January 18, 2017, one of the Company’s subsidiaries entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC (‘‘Caesars’’). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, the Company provided managed print services to Caesars, including general equipment operation, supply management, support services and technical support. The Company recognized revenue of $0.9 million for the three months ended March 31, 2020 in its consolidated statements of operations.

On May 5, 2017, one of the Company’s subsidiaries entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provided ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. The Company recognized revenue of $0.3 million under this master services agreement for the three months ended March 31, 2020 in its consolidated statements of operations.

On July 20, 2017, one of the Company’s subsidiaries entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provided commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $0.9 million and cost of revenue of less than $0.1 million under this master services agreement for the three months ended March 31, 2020 in its consolidated statements of operations.

Payable and Receivable/Prepayment Balances with Affiliates

Payable and receivable/prepayment balances with affiliates as of March 31, 2021 and December 31, 2020 are as follows below.

	March 31, 2021		December 31, 2020
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$702	$—	$711	$—
Rule 14	—	80	—	44
HGM	—	43	—	52
Oakana	—	1	—	1
	$702	$124	$711	$97

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

	Three months ended March 31, 2021
	ITPS	HS	LLPS	Total
Revenue	$231,875	$51,093	$17,088	$300,056
Cost of revenue (exclusive of depreciation and amortization)	185,502	35,818	11,267	232,587
Segment profit	46,373	15,275	5,821	67,469
Selling, general and administrative expenses (exclusive of depreciation and amortization)				41,885
Depreciation and amortization				19,599
Related party expense				1,707
Interest expense, net				43,131
Sundry expense, net				213
Other expense, net				152
Net loss before income taxes				$(39,218)

	Three months ended March 31, 2020
	ITPS	HS	LLPS	Total
Revenue	$284,112	$64,049	$17,290	$365,451
Cost of revenue (exclusive of depreciation and amortization)	235,120	44,931	12,488	292,539
Segment profit	48,992	19,118	4,802	72,912
Selling, general and administrative expenses (exclusive of depreciation and amortization)				50,374
Depreciation and amortization				23,185
Related party expense				1,551
Interest expense, net				41,588
Sundry expense, net				1,082
Other income, net				(34,657)
Net loss before income taxes				$(10,211)

14. Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when these condensed consolidated financial statements were issued to determine if they must be reported. On April 11, 2021, the Company amended the Securitization Loan Agreement and agreed to, among other things, extend the option to access approximately $53.0 million in additional borrowings from April 10, 2021 to September 30, 2021 upon the contribution of inventory and intellectual property to support the borrowing base.

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

Overview

Exela Technologies, Inc. (“Exela,” the “Company”, “we” or “us”) is a global business process automation leader leveraging a global footprint and proprietary technology to help turn the complex into the simple through user friendly software platforms and solutions that enable our customers’ digital transformation. We have decades of expertise earned from serving more than 4,000 customers worldwide, including many of the world’s largest enterprises and over 60% of the Fortune® 100, in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. Our technology-enabled solutions allow global organizations to address critical challenges resulting from the massive amounts of data obtained and created through their daily operations. Our solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. Through cloud-enabled platforms, built on a configurable stack of automation modules, and approximately 18,400 employees operating in 22 countries, Exela rapidly deploys integrated technology and operations as an end-to-end digital journey partner.

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

Revenues

ITPS revenues are primarily generated from a transaction based pricing model for the various types of volumes processed, licensing and maintenance fees for technology sales, and a mix of fixed management fee and transactional revenue for document logistics and location services. HS revenues are primarily generated from a transaction based pricing model for the various types of volumes processed for healthcare payers and providers. LLPS revenues are primarily based on time and materials pricing as well as through transactional services priced on a per item basis.

People

We draw on the business and technical expertise of our talented and diverse global workforce to provide our customers with high-quality services. Our business leaders bring a strong diversity of experience in our industry and a track record of successful performance and execution.

As of March 31, 2021, we had approximately 18,400 employees globally, with 58% located in Americas and EMEA, and the remainder located primarily in India, the Philippines and China.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $139.5 million and $182.7 million for the three months ended March 31, 2021 and 2020, respectively. The majority of our personnel costs are variable and incurred only while we are providing our services.

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

Results of Operations

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020:

	Three Months Ended March 31,
	2021	2020	Change	% Change
Revenue:
ITPS	$231,875	$284,112	$(52,237)	(18.39)%
HS	51,093	64,049	(12,956)	(20.23)%
LLPS	17,088	17,290	(202)	(1.17)%
Total revenue	300,056	365,451	(65,395)	(17.89)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	185,502	235,120	(49,618)	(21.10)%
HS	35,818	44,931	(9,113)	(20.28)%
LLPS	11,267	12,488	(1,221)	(9.78)%
Total cost of revenues	232,587	292,539	(59,952)	(20.49)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	41,885	50,374	(8,489)	(16.85)%
Depreciation and amortization	19,599	23,185	(3,586)	(15.47)%
Related party expense	1,707	1,551	156	10.06%
Operating profit (loss)	4,278	(2,198)	6,476	(294.63)%
Interest expense, net	43,131	41,588	1,543	3.71%
Sundry expense, net	213	1,082	(869)	(80.31)%
Other expense (income), net	152	(34,657)	34,809	(100.44)%
Net loss before income taxes	(39,218)	(10,211)	(29,007)	284.08%
Income tax benefit (expense)	18	(2,459)	2,477	(100.73)%
Net loss	$(39,200)	$(12,670)	$(26,530)	209.39%

Revenue

For the three months ended March 31, 2021, our revenue decreased by $65.4 million, or 17.9%, to $300.1 million from $365.5 million for the three months ended March 31, 2020. We experienced revenue declines on all of our segments due to lower transaction volumes since mid-March of 2020 as a result of COVID-19. Our ITPS, HS, and LLPS segments constituted 77.3%, 17.0%, and 5.7% of total revenue, respectively, for the three months ended March 31, 2021, compared to 77.7%, 17.5%, and 4.7%, respectively, for the three months ended March 31, 2020. The revenue changes by reporting segment were as follows:

ITPS— For the three months ended March 31, 2021, revenue attributable to our ITPS segment decreased by $52.2 million, or 18.4% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”) in addition to lower transaction volumes as a result of COVID-19.

HS— For the three months ended March 31, 2021, revenue attributable to our HS segment decreased by $13.0 million, or 20.2% compared to the same period in the prior year primarily due to impact of COVID-19 on our healthcare customers.

LLPS— For the three months ended March 31, 2021, revenue attributable to our LLPS segment decreased by $0.2 million, or 1.2% compared to the same period in the prior year primarily due to a decline in legal claims administration services.

Cost of Revenue

For the three months ended March 31, 2021, our direct costs decreased by $60.0 million, or 20.5%, compared to the three months ended March 31, 2020. On our ITPS and HS segments, the decrease was primarily attributable to the corresponding decline in revenues. Costs on ITPS segment decreased by $49.6 million, or 21.1%, HS segment decreased by $9.1 million, or 20.3% and LLPS segment decreased by $1.2 million, or 9.8%.

The decrease in cost of revenues was primarily due to a decrease in employee-related costs of $33.6 million, lower travel costs of $1.3 million, lower infrastructure and maintenance costs of $6.7 million and other operating costs of $18.4 million. The lower costs were attributable to cost and capacity management as a result of COVID-19 and transition revenue impact during the three months ended March 31, 2021.

Cost of revenue for the three months ended March 31, 2021 was 77.5% compared to the 80.0% for the comparable same period in the prior year. The decrease in cost of revenues, as a percentage of revenues by 2.5% was primarily due to the impact of lower costs related to transition revenue that continues to be gradually removed to further improve the gross margin profile of the business.

Selling, General and Administrative Expenses

SG&A expenses decreased $8.5 million, or 16.9%, to $41.9 million for the three months ended March 31, 2021, compared to $50.4 million for the three months ended March 31, 2020. The decrease was primarily attributable to lower employee related costs by $9.7 million, lower travel costs of $0.8 million, lower infrastructure and maintenance costs of $0.9 million, offset by higher professional fees and other costs of $2.9 million.  .

SG&A expenses increased as a percentage of revenues to 14.0% for the three months ended March 31, 2021 as compared to 13.8% for the three months ended March 31, 2020. The increase, as a percentage of revenues by 0.2%, was primarily due to the decline in revenues brought on by the COVID-19 pandemic and the continued removal of transition revenue.

Depreciation & Amortization

Total depreciation and amortization expense was $19.6 million and $23.2 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in total depreciation and amortization expense by $3.6 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Related Party Expenses

Related party expense was $1.7 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively.

Interest Expense

Interest expense was $43.1 million and $41.6 million for the three months ended March 31, 2021 and 2020, respectively. The increase in interest costs was partially attributable to the interest on securitization facilities and other interest accruals not incurred during the corresponding period in 2020.

Sundry Expense

The decrease of $0.9 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense (Income)

Other expense, net was $0.2 million for the three months ended March 31, 2021 compared to other income of ($34.7) million for the three months ended March 31, 2020. The change was primarily due to the gain of $35.3 million on the sale of SourceHOV Tax, LLC recognized on March 16, 2020. Other income also includes an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge. As such, changes in the fair value of this derivative instrument are recorded directly in earnings. For the three months ended March 31, 2021, the fair value of the interest swap changed by $0.1 million.

Income Tax Expense (Benefit)

We had a nominal income tax benefit for the three months ended March 31, 2021 compared with an income tax expense of $2.5 million for the three months ended March 31, 2020. The change in income taxes was primarily attributable to our change in judgment in 2021 related to the realizability of deferred tax assets in certain state and foreign jurisdictions. The significant decrease in the effective tax rate for the three months ended March 31, 2021 was driven in large part by a Q1 2021 foreign tax benefit generated from non-recurring charges in the first quarter of 2021.

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

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations as our board of directors and management use EBITDA and Adjusted EBITDA to assess our financial performance, because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team. Net loss is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. These non GAAP financial measures are not required to be uniformly applied, are not audited and should not be considered in isolation or as substitutes for results prepared in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Net Loss	$(39,200)	$(12,670)
Taxes	(18)	2,459
Interest expense	43,131	41,588
Depreciation and amortization	19,599	23,185
EBITDA	23,512	54,562
Optimization and restructuring expenses (1)	5,367	13,140
Transaction and integration costs (2)	4,648	4,374
Non-cash equity compensation (3)	387	861
Other charges including non-cash (4)	12,027	3,912
Loss/(Gain) on sale of assets (5)	(302)	157
Loss/(Gain) on business disposals (6)	—	(35,316)
Loss/(Gain) on derivative instruments (7)	(125)	845
Contract costs (8)	952	1,852
Adjusted EBITDA	$46,466	$44,387

1.	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options that vested during the year at Ex-Sigma in the case of the SourceHOV 2013 Long Term Incentive Plan assumed by it in connection with the Novitex Business Combination and the Company under the 2018 Stock Incentive Plan.
4.	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
5.	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents a loss/(gain) recognized on the disposal of noncore-business assets.
7.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
8.	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash generated from operating activities, supplemented as necessary on a short-term basis by borrowings against our senior secured revolving credit facility and accounts receivable securitization facility. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The following conditions raised substantial doubt about our ability to continue as a going concern: history of net losses, net operating cash outflows, working capital deficits, Appraisal Action liability, and the accumulated deficit. As previously reported, the Company has undertaken plans to improve our available cash balances, liquidity and cash generated from operations, as further outlined below, and the Company believes these plans alleviate the substantial doubt about the entity’s ability to continue as a going concern for at least twelve months from the date that the accompanying financial statements included elsewhere in this Form 10-Q were issued. Going concern matters are more fully discussed in Note 1, General.

At March 31, 2021, cash and cash equivalents totaled $23.7 million and we had unutilized availability of less than $0.1 million under our senior secured revolving credit facility.

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

On March 26, 2020, the Delaware Court of Chancery entered a judgment against one of our subsidiaries in the amount of $57.7 million inclusive of costs and interest arising out of the petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (pursuant to which former stockholders of SourceHOV sought, among other things, a determination of the fair value of their 10,304 SourceHOV shares at the time of the Novitex Business Combination) (the “Appraisal Action”), which judgment will continue to accrue interest, until paid, at the legal rate, compounded quarterly. SourceHOV appealed the judgment to the Supreme Court of the State of Delaware on June 30, 2020. On January 22, 2021, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery in favor of the appraisal petitioners. As of March 31, 2021, the Company has accrued a liability of $61.7 million for the Appraisal Action based on management’s best estimate of SourceHOV’s total payment obligation including accrued interest as of such date. To date, SourceHOV has paid $1.0 million toward the judgment in the Appraisal Action, and the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

The appraisal petitioners have filed additional actions to recognize the judgment against SourceHOV, an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV, and an action against SourceHOV and certain of its directors and officers alleging creditor derivative claims relating to the Company’s securitization facilities. In early February 2021, petitioners also filed a motion for a preliminary injunction in the derivative action in which they sought a court order to force Exela to set aside sufficient assets for SourceHOV to pay the potential judgment in the derivative action prior to paying other creditors or, in the alternative, to pay all creditors, including the creditors of SourceHOV, on a pari passu basis. The motion seeking the preliminary injunction motion was denied on April 29, 2021, however, if the petitioners are ultimately successful in their efforts to accelerate payment of the entire judgment, such action could have a material adverse effect on our liquidity and/or cause certain of our secured lenders to take action adverse to us.

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

On March 15, 2021, the Company, entered into a securities purchase agreement with certain accredited institutional investors pursuant to which the Company issued and sold to the ten accredited institutional investors in a private placement an aggregate of 9,731,819 unregistered shares of the Company’s Common Stock at a price of $2.75 per share and an equal number of warrants, generating gross proceeds to the Company of $26.8 million. Cantor Fitzgerald acted as underwriter in connection with such sale of unregistered securities and received a placement fee of 5.5% of gross proceeds in connection with such service. In selling the shares without registration, the Company relied on exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. Each private placement warrant entitles the holder to purchase one share of Common Stock, will be exercisable at an exercise price of $4.00 per share beginning on September 19, 2021 and will expire on September 19, 2026.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change
Cash flows (used in) provided by operating activities	$(63,925)	$(35,373)	$(28,552)
Cash flows (used in) provided by investing activities	(2,281)	29,978	(32,259)
Cash flows (used in) provided by financing activities	19,736	114,088	(94,352)
Subtotal	(46,470)	108,693	(155,163)
Effect of exchange rates on cash	(101)	(216)	115
Net increase/(decrease) in cash	(46,571)	108,476	(155,047)

Analysis of Cash Flow Changes between the three months ended March 31, 2021 and March 31, 2020

Operating Activities—The decrease of $28.6 million in cash flows from operating activities for the three months ended March 31, 2021 was primarily due to lower collections in the corresponding period from the accounts receivables and higher outflows related to Accounts payable. This decrease in cash flow was offset by higher cash flows from operating profits.

Investing Activities—The decrease of $32.3 million in cash used in investing activities for the three months ended March 31, 2021 was primarily due to $38.0 million cash proceeds received from asset sales, lower additions to property, plant and equipment and development of internal software offset by partial settlement of the liabilities related to the healthcare acquisition announced early in the first quarter of 2019.

Financing Activities—The decrease of $94.4 million in cash provided by financing activities for the three months ended March 31, 2021 was primarily due to the A/R Facility executed in January 2020.

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

On July 13, 2018, Exela was able to reprice the $343.4 million of term loans outstanding under its senior secured credit facilities (the “Repricing”). The Repricing was accomplished pursuant to a First Amendment to First Lien Credit Agreement (the “First Amendment”), dated as of July 13, 2018, by and among Exela Intermediate Holdings LLC, the Company, each “Subsidiary Loan Party” listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto, whereby the Company borrowed $343.4 million of refinancing term loans (the “Repricing Term Loans”) to refinance the Company’s existing senior secured term loans.

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

On July 13, 2018, the Company borrowed an additional $30.0 million pursuant to incremental term loans (the “2018 Incremental Term Loans”) under the First Amendment to the Credit Agreement. The proceeds of the 2018 Incremental Term Loans were used by the Company for general corporate purposes and to pay fees and expenses in connection with the First Amendment.

On April 16, 2019, the Company borrowed a further $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”, and, together with the 2018 Incremental Terms Loans, the “Incremental Term Loans”) under the Second Amendment to the Credit Agreement. The proceeds of the 2019 Incremental Term Loans were used to replace cash spent for acquisitions, pay related fees, expenses and related borrowings for general corporate purposes.

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

Letters of Credit

As of March 31, 2021 and December 31, 2020, we had outstanding irrevocable letters of credit totaling approximately $16.5 million and $19.5 million, respectively, under the senior secured revolving facility.

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

The initial documentation for the Securitization Facility includes (i) a Loan and Security Agreement (the “Securitization Loan Agreement”), dated as of December 10, 2020, by and among Exela Receivables 3, LLC (the “Securitization Borrower”), a wholly-owned indirect subsidiary of the Company, the lenders (each, a “Securitization Lender” and collectively the “Securitization Lenders”), Alter Domus (US), LLC, as administrative agent (the “Securitization Administrative Agent”) and the Company, as initial servicer, pursuant to which the Securitization Lenders will make loans to the Securitization Borrower to be used to purchase receivables and related assets from the Securitization Parent SPE (as defined below), (ii) a First Tier Receivables Purchase and Sale Agreement (the, dated as of

December 17, 2020, by and among Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE”), a wholly-owned indirect subsidiary of the Company, and certain other indirect, wholly-owned subsidiaries of the Company listed therein (collectively, the “Securitization Originators”), and the Company, as initial servicer, pursuant to which each Securitization Originator has sold or contributed and will sell or contribute to the Securitization Parent SPE certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Parent SPE, (iii) a Second Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among, the Securitization Borrower, the Securitization Parent SPE and the Company, as initial servicer, pursuant to which Securitization Parent SPE has sold or contributed and will sell or contribute to the Securitization Borrower certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Borrower, (iv) the Sub-Servicing Agreement, dated as of December 17, 2020, by and among the Company and each Securitization Originator, (v) the Pledge and Guaranty, dated as of the December 10, 2020, between the Securitization Parent SPE and the Administrative Agent, and (vi) the Performance Guaranty, dated as of December 17, 2020, between the Company, as performance guarantor, and the Securitization Administrative Agent (and together with all other certificates, instruments, UCC financing statements, reports, notices, agreements and documents executed or delivered in connection with the Securitization Loan Agreement, the “Securitization Agreements”). On April 11, 2021,the Company amended the Securitization Loan Agreement and agreed to, among other things, extend the option to contribute inventory and intellectual property to the borrowing base from April 10, 2021 to September 30, 2021.

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

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are consolidated into the Company’s financial statements. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bears interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%. As of March 31, 2021, there were borrowings of $91.9 million outstanding under the Securitization Facility.

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

Off Balance Sheet Arrangements

At March 31, 2021 we had no material off balance sheet arrangements, except letters of credit described above under Liquidity and Capital Resources. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

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

The Company was not the primary beneficiary because the Company did not have the power to direct the activities that most significantly impacted the economic performance of Ex-Sigma. Accordingly, the Company did not consolidate the financial statements of Ex-Sigma and did not have any assets or liabilities related to Ex-Sigma and the Company did not have an investment in Ex-Sigma. The Company reaffirmed its assessment as of March 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At March 31, 2021, we had $1,538.7 million of debt outstanding, with a weighted average interest rate of 9.6%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $15.4 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018. The interest rate swap contract expired in January 2021.

The interest rate swap, which was used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other expense (income), net. Other expense (income), net includes a gain of $0.1 million and a loss of $0.8 million related to changes in the fair value of the interest rate swap for the three months ended March 31, 2021 and 2020, respectively.

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

Remediation

As previously described in Part II—Item 9A – Controls and Procedures of our Annual Report, we continue to implement a remediation plan to address the material weaknesses mentioned above. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Appraisal Action

On September 21, 2017, former stockholders of SourceHOV, who owned 10,304 shares of SourceHOV common stock, filed an Appraisal Action. The Appraisal Action arose out of a preliminary transaction in connection with the Novitex Business Combination, and the petitioners sought, among other things, a determination of the fair value of their shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. During the trial the parties and their experts offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination. SourceHOV argued the value was no more than $1,633.85 per share and the appraisal petitioners argued the value was at least $5,079.28 per share. On January 30, 2020, the Court issued its post-trial Memorandum Opinion in the Appraisal Action, in which it found that the fair value of SourceHOV as of the date of the Novitex Business Combination was $4,591 per share, and on March 26, 2020, the Court issued its final order awarding the petitioners $57,698,426 inclusive of costs and interest. Per the Court’s opinion, the legal rate of interest, compounded quarterly, accrues on the per share value from the July 2017 closing date of the Novitex Business Combination until the date of payment to petitioners. As of March 31, 2021, the Company has an accrued liability of $61.7 million for the Appraisal Action based on the judgment received on January 30, 2020 plus accrued interest, which is management’s best estimate of the total payment obligation as of such date.

SourceHOV appealed the judgment in the Appraisal Action on June 30, 2020. On January 22, 2021, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery in favor of the petitioners. To date, SourceHOV has paid $1.0 million toward the judgment in the Appraisal Action, and the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

The appraisal petitioners have filed additional actions to recognize the judgment against SourceHOV, an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV, and an action against SourceHOV and certain of its directors and officers alleging creditor derivative claims relating to the Company’s securitization facilities. In early February 2021, petitioners also filed a motion for a preliminary injunction in the derivative action in which they sought a court order to force Exela to set aside sufficient assets for SourceHOV to pay the potential judgment in the derivative action prior to paying other creditors or, in the alternative, to pay all creditors, including the creditors of SourceHOV, on a pari passu basis. The Delaware Court of Chancery denied the motion seeking the preliminary injunction on April 29, 2021. Although the Company believes that it has valid defenses to these ancillary proceedings and has moved to dismiss them, there can be no assurance that the Company will be successful. Based on the status of the ancillary proceedings, the Company believes that this matter may not be fully resolved through the courts within the next four fiscal quarters.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition and/or operating results. The risks described in these Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement of Unregistered Shares and Warrants

On March 15, 2021, the Company, entered into a securities purchase agreement with certain accredited institutional investors pursuant to which the Company issued and sold to the ten accredited institutional investors in a private placement an aggregate of 9,731,819 unregistered shares of the Company’s Common Stock at a price of $2.75 per share and an equal number of warrants, generating gross proceeds to the Company of $26.8 million. Cantor Fitzgerald acted as underwriter in connection with such sale of unregistered securities and received a placement fee of 5.5% of gross proceeds in connection with such service. In selling the shares without registration, the Company relied on exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. Each private placement warrant entitles the holder to purchase one share of Common Stock, will be exercisable at an exercise price of $4.00 per share beginning on September 19, 2021 and will expire on September 19, 2026.

The shares of Common Stock sold together with these warrants are included in the Company’s calculation of total shares outstanding. The Company filed a registration statement on Form S-3 on May 3, 2021 to register these shares and the shares underlying these private placement warrants.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.Exhibits. Exhibit No.	Description

3.1	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective January 25, 2021 (1)
4.1	Form of Common Stock Purchase Warrant (2)
10.1	Securities Purchase Agreement (2)
10.2	Registration Rights Agreement (2)
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

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on January 25, 2021.
(2)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on March 19, 2021.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of May, 2021.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Shrikant Sortur
Shrikant Sortur
Chief Financial Officer (Principal Financial and Accounting Officer)