Form 10-Q
period 2021-06-30
Exela Technologies, Inc.
filed 2021-08-16
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021 the registrant had 144,041,323 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended June 30, 2021

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2021 and December 31, 2020

(in thousands of United States dollars except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$45,866	$68,221
Restricted cash	1,998	2,088
Accounts receivable, net of allowance for doubtful accounts of $5,885 and $5,647, respectively	201,929	206,868
Related party receivables and prepaid expenses	712	711
Inventories, net	15,130	14,314
Prepaid expenses and other current assets	25,822	31,091
Total current assets	291,457	323,293
Property, plant and equipment, net of accumulated depreciation of $185,684 and $193,760, respectively	76,520	87,851
Operating lease right-of-use assets, net	63,529	68,861
Goodwill	358,561	359,781
Intangible assets, net	268,525	292,664
Deferred income tax assets	6,643	6,606
Other noncurrent assets	25,420	18,723
Total assets	$1,090,655	$1,157,779

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$65,801	$76,027
Related party payables	489	97
Income tax payable	1,654	2,466
Accrued liabilities	111,713	126,399
Accrued compensation and benefits	63,417	63,467
Accrued interest	48,952	48,769
Customer deposits	15,269	21,277
Deferred revenue	20,935	16,377
Obligation for claim payment	25,562	29,328
Current portion of finance lease liabilities	9,960	12,231
Current portion of operating lease liabilities	17,096	18,349
Current portion of long-term debts	34,778	39,952
Total current liabilities	415,626	454,739
Long-term debt, net of current maturities	1,497,063	1,498,004
Finance lease liabilities, net of current portion	11,884	13,287
Pension liabilities, net	34,885	35,515
Deferred income tax liabilities	10,331	9,569
Long-term income tax liabilities	2,283	2,759
Operating lease liabilities, net of current portion	49,391	56,814
Other long-term liabilities	12,458	13,624
Total liabilities	2,033,921	2,084,311
Commitments and Contingencies (Note 8)

Stockholders' equity (deficit)
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 72,860,988 shares issued and 70,409,282 shares outstanding at June 30, 2021 and 51,693,931 shares issued and 49,242,225 shares outstanding at December 31, 2020	17	15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 2,778,111 shares issued and outstanding at June 30, 2021 and 3,290,050 shares issued and outstanding at December 31, 2020	1	1
Additional paid in capital	489,176	446,739
Less: Common Stock held in treasury, at cost; 2,451,706 shares at June 30, 2021 and December 31, 2020	(10,949)	(10,949)
Equity-based compensation	53,163	52,183
Accumulated deficit	(1,448,605)	(1,390,038)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(8,763)	(7,419)
Unrealized pension actuarial losses, net of tax	(17,306)	(17,064)
Total accumulated other comprehensive loss	(26,069)	(24,483)
Total stockholders’ deficit	(943,266)	(926,532)
Total liabilities and stockholders’ deficit	$1,090,655	$1,157,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2021 and 2020

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$293,009	$307,722	$593,065	$673,173
Cost of revenue (exclusive of depreciation and amortization)	209,080	241,788	441,667	534,326
Selling, general and administrative expenses (exclusive of depreciation and amortization)	36,390	47,014	78,275	97,387
Depreciation and amortization	19,420	22,847	39,019	46,032
Related party expense	2,748	1,146	4,455	2,698
Operating profit (loss)	25,371	(5,073)	29,649	(7,270)
Other expense (income), net:
Interest expense, net	42,867	44,440	85,998	86,028
Sundry expense (income), net	(787)	(899)	(574)	183
Other expense (income), net	651	(584)	803	(35,241)
Net loss before income taxes	(17,360)	(48,030)	(56,578)	(58,240)
Income tax benefit (expense)	(2,007)	(661)	(1,989)	(3,120)
Net loss	$(19,367)	$(48,691)	$(58,567)	$(61,360)
Cumulative dividends for Series A Preferred Stock	(798)	(858)	98	582
Net loss attributable to common stockholders	$(20,165)	$(49,549)	$(58,469)	$(60,778)
Loss per share:
Basic and diluted	$(0.33)	$(1.01)	$(1.04)	$(1.24)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2021 and 2020

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(19,367)	$(48,691)	$(58,567)	$(61,360)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(1,444)	22	(1,344)	942
Unrealized pension actuarial gains (losses), net of tax	(85)	33	(242)	537
Total other comprehensive loss, net of tax	$(20,896)	$(48,636)	$(60,153)	$(59,881)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2021 and 2020

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2020	50,283,896	$15	4,294,233	$1	929,049	$(10,949)	$445,452	$49,336	$(7,329)	$(8,059)	$(1,211,508)	$(743,041)
Net loss January 1 to March 31, 2020	—	—	—	—	—	—	—	—	—	—	(12,670)	(12,670)
Equity-based compensation	—	—	—	—	—	—	—	861	—	—	—	861
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	920	—	—	920
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	504	—	504
Shares returned in connection with the Appraisal Action following repayment of Margin Loan	(1,523,578)	—	—	—	1,523,578	—	—	—	—	—	—	—
Preferred shares converted to Common Stock	409,238	—	(1,004,183)	—	—	—	—	—	—	—	—	—
Balances at March 31, 2020	49,169,556	$15	3,290,050	$1	2,452,627	$(10,949)	$445,452	$50,197	$(6,409)	$(7,555)	$(1,224,178)	$(753,426)
Net loss April 1, 2020 to June 30, 2020	—	—	—	—	—	—	—	—	—	—	(48,691)	(48,691)
Equity-based compensation	—	—	—	—	—	—	—	921	—	—	—	921
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	22	—	—	22
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	33	—	33
Settlement gain on related party payable to Ex-Sigma 2	—	—	—	—	—	—	1,287	—	—	—	—	1,287
Adjustment to number of shares withheld in lieu of tax obligation of RSU holders in the year 2018	921	—	—	—	(921)	—	—	—	—	—	—	—
Balances at June 30, 2020	49,170,477	$15	3,290,050	$1	2,451,706	$(10,949)	$446,739	$51,118	$(6,387)	$(7,522)	$(1,272,869)	$(799,854)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2021	49,242,225	$15	3,290,050	$1	2,451,706	$(10,949)	$446,739	$52,183	$(7,419)	$(17,064)	$(1,390,038)	$(926,532)
Net loss January 1 to March 31, 2021	—	—	—	—	—	—	—	—	—	—	(39,200)	(39,200)
Equity-based compensation	—	—	—	—	—	—	—	387	—	—	—	387
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	100	—	—	100
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(157)	—	(157)
Preferred shares converted to Common Stock	223,413	—	(510,681)	—	—	—	—	—	—	—	—	—
Payment for fractional shares on Reverse Stock Split	(5,445)	—	—	—	—	—	(14)	—	—	—	—	(14)
Issuance of Common Stock from private placement	9,731,819	1	—	—	—	—	25,079	—	—	—	—	25,080
Balances at March 31, 2021	59,192,012	$16	2,779,369	$1	2,451,706	$(10,949)	$471,804	$52,570	$(7,319)	$(17,221)	$(1,429,238)	$(940,336)
Net loss April 1, 2021 to June 30, 2021	—	—	—	—	—	—	—	—	—	—	(19,367)	(19,367)
Equity-based compensation	—	—	—	—	—	—	—	593	—	—	—	593
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,444)	—	—	(1,444)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(85)	—	(85)
Preferred shares converted to Common Stock	564	—	(1,258)	—	—	—	—	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	11,216,706	1	—	—	—	—	17,372	—	—	—	—	17,373
Balances at June 30, 2021	70,409,282	$17	2,778,111	$1	2,451,706	$(10,949)	$489,176	$53,163	$(8,763)	$(17,306)	$(1,448,605)	$(943,266)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the six months ended June 30, 2021 and 2020

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(58,567)	$(61,360)
Adjustments to reconcile net loss
Depreciation and amortization	39,019	46,032
Original issue discount and debt issuance cost amortization	7,829	6,857
Provision for doubtful accounts	1,781	(110)
Deferred income tax provision	(41)	(338)
Share-based compensation expense	980	1,782
Unrealized foreign currency losses	(485)	(980)
Gain on sale of assets	(238)	(34,791)
Fair value adjustment for interest rate swap	(125)	440
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	2,004	38,260
Prepaid expenses and other assets	(3,447)	(9,157)
Accounts payable and accrued liabilities	(34,785)	(8,812)
Related party payables	391	(642)
Additions to outsource contract costs	(304)	(297)
Net cash used in operating activities	(45,988)	(23,116)

Cash flows from investing activities
Purchase of property, plant and equipment	(3,498)	(5,766)
Additions to internally developed software	(820)	(2,216)
Cash paid for acquisition, net of cash received	—	(3,500)
Proceeds from sale of assets	4,252	38,222
Net cash provided by (used in) investing activities	(66)	26,740

Cash flows from financing activities
Proceeds from issuance of Common Stock from private placement	25,065	—
Proceeds from issuance of Common Stock from at the market offerings	18,118	—
Cash paid for equity issuance costs from at the market offerings	(745)	—
Borrowings under factoring arrangement and Securitization Facilities	66,098	149,951
Principal repayment on borrowings under factoring arrangement and Securitization Facilities	(68,800)	(66,114)
Lease terminations	(119)	(331)
Cash paid for debt issuance costs	—	(12,708)
Principal payments on finance lease obligations	(5,600)	(6,353)
Borrowings from senior secured revolving facility	3,000	29,750
Repayments on senior secured revolving facility	(55)	(14,200)
Borrowings from other loans	4,776	23,248
Principal repayments on senior secured term loans and other loans	(18,076)	(29,040)
Net cash provided by financing activities	23,662	74,203
Effect of exchange rates on cash	(53)	1
Net decrease in cash and cash equivalents	(22,445)	77,828
Cash, restricted cash, and cash equivalents
Beginning of period	70,309	14,099
End of period	$47,864	$91,927

Supplemental cash flow data:
Income tax payments, net of refunds received	$1,994	$1,339
Interest paid	75,136	76,781
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	2,159	772
Leasehold improvements funded by lessor	125	—
Settlement gain on related party payable to Ex-Sigma 2	—	1,287
Accrued capital expenditures	1,505	1,088

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

The Company raised $44.9 million and $179.0 million in gross proceeds from equity financings during the six months ended June 30, 2021 (Note 11) and subsequent to June 30, 2021 (Note 14), respectively. As a result of this, the Company believes it has sufficient liquidity along with funds generated from ongoing operations, to fund anticipated cash requirements for operations, capital expenditures and working capital purposes. As a result, substantial doubt no longer exists regarding the Company’s ability to meet its obligations as they become due within one year after the date that the financial statements are issued.

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

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) was calculated using the if-converted method. As of June 30, 2021, the outstanding shares of the Company’s Series A Preferred Stock, if converted would have resulted in an additional 1,245,758 shares of Common Stock outstanding, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive (i.e., reduces the net loss per share).

The Company was originally incorporated as a special purpose acquisition company under the name Quinpario Acquisition Corp 2 (“Quinpario”), which changed its name to Exela Technologies, Inc. in July 2017. The Company also did not include the effect of 35,000,000 warrants sold in the Quinpario Initial Public Offering (“IPO”), the effect of 9,731,819 warrants sold in a private placement of securities on March 18, 2021 or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units and options of 2,202,498 and 1,667,582 as of June 30, 2021 and 2020, respectively, in the calculation of diluted loss per share for the three and six months ended June 30, 2021 and 2020, because their effects were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders (A)	$(20,165)	$(49,549)	$(58,469)	$(60,778)
Weighted average common shares outstanding - basic and diluted (B)	61,474,020	49,169,556	56,090,162	49,117,306
Loss Per Share:
Basic and diluted (A/B)	$(0.33)	$(1.01)	$(1.04)	$(1.24)

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

The Company is dependent on its workforce to deliver its solutions and services. While we have developed and implemented health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19, restrictions such as shutdowns, social distancing and stay-at-home orders in various jurisdictions have impacted and will continue to impact the Company’s ability to deploy its workforce effectively. Vaccination availability in certain countries is limited and that is resulting in some of our employees not being available. We have been performing and delivering all of our essential services out of our facilities and delivery centers. Most of our customer site employees (onsite) continue to perform the work and take directions from our customers. A part of our non-essential services related workforce has started to operate from offices and delivery centers, but many are still operating in a remote work environment.

Currently we are experiencing minor changes in work types, and this may evolve over the remaining year as customer’s priorities are changing and customers are pushing for more automation. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report and the extent to which COVID-19 will ultimately impact the Company’s business depends upon various dynamic factors which are difficult to reliably predict. Management continues to actively monitor the global situation and its impact on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce. Overall, in light of the changing nature and continuing uncertainty around the COVID-19 pandemic, our ability to fully estimate the impact of COVID-19 on our results of operations, financial condition, or liquidity in future periods remains limited. Shifts in our customers’ priorities and changes to the transaction types offered are still evolving and the dynamic situation hinders reliable forecasting. The effects of the pandemic on our business are unlikely to be fully realized, or reflected in our financial results, until future periods.

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

Recently Issued Accounting Pronouncements

In May 2021, the FASB issued ASU no. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force). The ASU requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the ASU, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. The ASU is applied prospectively and is effective for the Company for fiscal years beginning after 15 December 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that adopting this standard will have on the consolidated financial statements.

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

Disaggregation of Revenues

The Company is organized into three segments: Information & Transaction Processing Solutions (“ITPS”), Healthcare Solutions (“HS”), and Legal & Loss Prevention Services (“LLPS”) (See Note 13). The following tables disaggregate revenue from contracts by segment and by geographic region for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021				2020
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$162,491	$56,204	$19,545	$238,240	$190,775	$49,166	$15,527	$255,468
EMEA	49,892	—	—	49,892	47,084	—	—	47,084
Other	4,877	—	—	4,877	5,170	—	—	5,170
Total	$217,260	$56,204	$19,545	$293,009	$243,029	$49,166	$15,527	$307,722

	Six Months Ended June 30,
	2021				2020
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$335,414	$107,297	$36,633	$479,344	$414,163	$113,216	$32,817	$560,196
EMEA	104,101	—	—	104,101	100,990	—	—	100,990
Other	9,620	—	—	9,620	11,987	—	—	11,987
Total	$449,135	$107,297	$36,633	$593,065	$527,140	$113,216	$32,817	$673,173

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Accounts receivable, net	$201,929	$206,868
Deferred revenues	21,173	16,919
Customer deposits	15,269	21,277
Costs to obtain and fulfill a contract	2,790	3,295

Accounts receivable, net includes $25.3 million and $23.2 million as of June 30, 2021 and December 31, 2020, respectively, representing amounts not yet billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $11.8 million during the six months ended June 30, 2021 that had been deferred as of December 31, 2020.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. We recognized $0.8 million of amortization for these costs for the six months ended June 30, 2021 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

A certain number of our contracts have multiple performance obligations, including contracts that combine software implementation services with post-implementation customer support. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we estimate our expected costs of satisfying a performance obligation and add an appropriate margin for that distinct good or service. We also use the adjusted market approach whereby we estimate the price that customers in the market would be willing to pay. In assessing whether to allocate variable consideration to a specific part of the contract, we consider the nature of the variable payment and whether it relates specifically to its efforts to satisfy a specific part of the contract. A certain number of our software implementation performance obligations are satisfied at a point in time, typically when customer acceptance is obtained.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of June 30, 2021 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2021	$26,468
2022	37,762
2023	31,696
2024	28,258
2025	27,748
2026 and thereafter	302
Total	$152,234

4.     Intangibles Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	June 30, 2021
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,524	$(297,259)	$211,265
Developed technology	88,553	(87,361)	1,192
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	16,598	(13,808)	2,790
Internally developed software	48,040	(24,030)	24,010
Assembled workforce	4,473	(2,796)	1,677
Purchased software	26,749	(4,458)	22,291
Intangibles, net	$701,337	$(432,812)	$268,525

	December 31, 2020
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,485	$(278,306)	$230,179
Developed technology	88,553	(87,111)	1,442
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	16,331	(13,036)	3,295
Internally developed software	47,182	(20,152)	27,030
Assembled workforce	4,473	(2,237)	2,236
Purchased software	26,749	(3,567)	23,182
Intangibles, net	$700,173	$(407,509)	$292,664

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2021 and 2020 is net of accumulated impairment losses of $44.1 million. Carrying amount of $5.3 million as at June 30, 2021 represents indefinite-lived intangible asset.

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with its clients. The Company is organized into three segments: ITPS, HS, and LLPS (See Note 13).

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2020 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at December 31, 2020 (a)
ITPS	$254,120	$—	$—	$—	$10	$254,130
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$359,771	$—	$—	$—	$10	$359,781

	Balances as at January 1, 2021 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at June 30, 2021 (a)
ITPS	$254,130	$—	$(825)	$—	$(395)	$252,910
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$359,781	$—	$(825)	$—	$(395)	$358,561

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to ITPS is $316.5 million as at June 30, 2021; and $317.5 million as at December 31, 2020 and December 31, 2019. Accumulated impairment relating to LLPS is $243.4 million as at June 30, 2021, December 31, 2020 and December 31, 2019.

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

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement (“Credit Agreement” or “First Lien Credit Agreement”) with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022. As of June 30, 2021 and December 31, 2020, the Company had outstanding irrevocable letters of credit totaling approximately $16.5 million and $19.5 million, respectively, under the senior secured revolving facility.

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

2018 Incremental Term Loans

On July 13, 2018, the Company borrowed an additional $30.0 million pursuant to incremental term loans (the “Incremental Term Loans”) under the First Amendment. The proceeds of the Incremental Term Loans were used by the Company for general corporate purposes and to pay fees and expenses in connection with the First Amendment. The interest rates applicable to the Incremental Term Loans are the same as those for the Repricing Term Loans.

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

2019 Incremental Term Loan

On April 16, 2019, the Company borrowed an additional $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”) under the Second Amendment to First Lien Credit Agreement (the “Second Amendment”). The proceeds of the 2019 Incremental Term Loans were used to replace the cash spent for acquisitions, pay related fees, expenses and related borrowings and for general corporate purposes. The 2019 Incremental Term Loans will mature on July 12, 2023, the same maturity date as the Incremental Term Loans, Repricing Term Loans and prior senior secured term loans under the Credit Agreement.

The 2019 Incremental Term Loans bear interest at a rate per annum that is the same as the Company’s Repricing Term Loans under the senior credit facility. The 2019 Incremental Term Loans will mature on July 12, 2023, the same maturity date as the Term Loans. The Company may voluntarily repay the 2019 Incremental Term Loans at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans.

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

Third Amendment

On May 18, 2020, the Company amended the Credit Agreement (the Third Amendment to First Lien Credit Agreement (the “Third Amendment”) to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Upon the Company’s delivery of the annual and quarterly financial statements within the time frames stated therein (which the Company satisfied during the month of June 2020), the Company became in compliance with respect to the financial statement delivery requirements set forth in the Credit Agreement. Pursuant to the Third Amendment, the Company also amended the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum Liquidity (as defined in the amendment) of $35.0 million. In connection with this amendment, the Company paid a forbearance fee of $5 million to the consenting lenders. The Company concluded that the amendment represents modification of debt under ASC 470-50. Accordingly, the forbearance fee paid was added to unamortized debt issuance cost which shall be amortized using updated effective interest rate based on modified cash flows.

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

The Securitization Facility provided for an initial funding of approximately $92.0 million supported by the receivables portion of the borrowing base and, subject to contribution, a further funding of approximately $53.0 million supported by inventory and intellectual property. On December 17, 2020 the Company made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay the A/R Facility and used the remaining proceeds for general corporate purposes. On April 11, 2021, the Company amended the Securitization Loan Agreement and agreed to, among other things, extend the option to access further funding of approximately $53.0 million in additional borrowings from April 10, 2021 to September 30, 2021 upon the contribution of inventory and intellectual property to support the borrowing base.

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

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are identified as VIEs and consolidated into the Company’s financial statements following VIE consolidation model under ASC 810. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bears interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%. As of June 30, 2021, there were borrowings of $91.9 million outstanding under the Securitization Facility.

Long-Term Debt Outstanding

As of June 30, 2021 and December 31, 2020, the following long-term debt instruments were outstanding:

	June 30,	December 31,
	2021	2020
Other (a)	$32,022	37,653
Term loan under first lien credit agreement (b)	337,403	343,597
Senior secured notes (c)	986,981	984,216
Secured borrowings under Securitization Facility	91,947	91,947
Revolver	83,488	80,543
Total debt	1,531,841	1,537,956
Less: Current portion of long-term debt	(34,778)	(39,952)
Long-term debt, net of current maturities	$1,497,063	$1,498,004

(a)	Other debt represents outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $3.9 million and $13.9 million as of June 30, 2021 and $4.8 million and $17.1 million as of December 31, 2020.
(c)	Net of unamortized debt discount and debt issuance costs of $9.3 million and $3.7 million as of June 30, 2021 and $11.3 million and $4.5 million as of December 31, 2020.

6.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $2.0 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded an income tax expense of $2.0 million and $3.1 million for the six months ended June 30, 2021 and 2020, respectively.

The Company's ETR of (11.6%) and (3.5%) for the three and six months ended June 30, 2021 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three and six months ended June 30, 2020, the Company’s ETR of (1.4%) and (5.4%) differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s U.S. disallowed interest expense carryforwards created by the provisions of the TCJA.

As of June 30, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2020.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of June 30, 2021 and December 31, 2020 the Company recorded actuarial losses of $17.3 million and $17.1 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost	$19	$19	$38	$38
Interest cost	427	490	854	980
Expected return on plan assets	(609)	(634)	(1,218)	(1,268)
Amortization:
Amortization of prior service cost	45	25	90	50
Amortization of net loss	843	426	1,686	852
Net periodic benefit cost	$725	$326	$1,450	$652

The Company records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $1.8 million and $1.2 million to its pension plans during the six months ended June 30, 2021 and 2020, respectively. The Company has funded the pension plans with the required contributions for 2021 based on current plan provisions.

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

SourceHOV appealed the judgment in the Appraisal Action on June 30, 2020. On January 22, 2021, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery in favor of the petitioners. To date, SourceHOV has paid $1.8 million toward the judgment in the Appraisal Action, and the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

The petitioners have filed additional actions to recognize the judgment against SourceHOV, an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV, and an action against SourceHOV and certain of its directors and officers alleging creditor derivative claims relating to the Company’s securitization facilities. In early February 2021, petitioners also filed a motion for a preliminary injunction in the derivative action in which they sought a court order to force Exela to set aside sufficient assets for SourceHOV to pay the potential judgment in the derivative action prior to paying other creditors or, in the alternative, to pay all creditors, including the creditors of SourceHOV, on a pari passu basis. The Delaware Court of Chancery denied the motion seeking the preliminary injunction on April 29, 2021. The Company believes that it has valid defenses to these ancillary proceedings and has moved to dismiss them, however there can be no assurance that the Company will be successful; for example, on May 25, 2021, the Court of Chancery issued an opinion granting in part and denying in part the Company’s motion to dismiss the unjust enrichment and veil piercing claims. In its opinion, the Court dismissed the petitioners’ claim for unjust enrichment, but concluded the petitioners had pled allegations that, if demonstrated to be true, stated a claim for reverse veil piercing. The Court of Chancery has scheduled trial in the reverse veil piercing matter for October 24-26, 2022. Based on the status of the ancillary proceedings, the Company believes that this matter is not likely to be fully resolved through the courts within the next four fiscal quarters.

As a result of the Appraisal Action and following repayment of the Margin Loan by Ex-Sigma 2, LLC (“Ex-Sigma 2”) 1,523,578 shares of our Common Stock issued to Ex-Sigma 2, our largest shareholder following the Novitex Business Combination, were returned to the Company during the first quarter of 2020.

As of June 30, 2021, the Company has an accrued liability of $61.1 million for the Appraisal Action based on the judgment received on January 30, 2020 plus accrued interest, which is management’s best estimate of the total payment obligation as of such date.

Adverse Arbitration Order

In April 2020, one of the Company's Nordic subsidiaries commenced an arbitration in Finland against a customer alleging breach of contract and other damages in connection with an outsourcing services agreement and transition services agreement executed in 2017. In September 2020, the customer submitted counterclaims against the Company in an aggregate amount in excess of €10.0 million. Following an expedited arbitration, in late November 2020, the arbitrator awarded the customer approximately $13.0 million in the aggregate for the counterclaimed damages and costs. The Company filed an application to annul the award in late January 2021 with the relevant court asserting, among other bases, that the arbitrator violated due process and procedural rules by disallowing the Company’s witness and expert testimony and maintaining the expedited format following the assertion of significant counterclaims which would ordinarily have required the application of normal rather than expedited rules. On May 28, 2021, the parties entered into a settlement agreement resolving this dispute for a total of $8.8 million including the reimbursement of certain third party charges. The Company had accrued a liability balance of $9.7 million for this matter as of the settlement date. Accordingly, on settlement the Company reversed the additional $0.9 million accrued for the matter. As of June 30,

2021, there was a net outstanding balance of $4.4 million included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

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

9.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of June 30, 2021, and December 31, 2020, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 67.0% and 64.8% respectively, of the respective principal balance outstanding as of June 30, 2021. The fair values of secured borrowings under the Company’s securitization facility and senior secured revolving credit facility are equal to the respective carrying values. Other debt represents the Company's outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

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

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2021, and December 31, 2020:

	Carrying	Fair	Fair Value Measurements
As of June 30, 2021	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,497,063	$1,058,114	$—	$1,058,114	$—
Nonrecurring assets and liabilities:
Goodwill	358,561	358,561	—	—	358,561

	Carrying	Fair	Fair Value Measurements
As of December 31, 2020	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,498,004	$604,775	$—	$604,775	$—
Interest rate swap liability	125	125	—	125	—
Acquisition contingent liability	300	300	—	—	300
Nonrecurring assets and liabilities:
Goodwill	359,781	359,781	—	—	359,781

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

A summary of RSU activity under the 2018 Plan for the six months ended June 30, 2021 is summarized in the following table:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Shares	Date Fair Value	(Years)	Intrinsic Value
Outstanding Balance as of December 31, 2020	26,455	$3.78	0.91	$50
Granted	688,344	2.70
Forfeited	(11,667)	2.73
Vested	(13,227)	13.48
Outstanding Balance as of June 30, 2021	689,905	$2.67	0.64	$1,875

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the six months ended June 30, 2021 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period	Aggregate
	Outstanding	Date Fair Value	Exercise Price	(Years)	Intrinsic Value (2)
Outstanding Balance as of December 31, 2020	1,635,700	$5.67	$11.89	1.42	$—
Granted	—	—
Exercised	—	—
Forfeited	(123,107)	5.90
Expired	—	—
Outstanding Balance as of June 30, 2021 (1)	1,512,593	$5.65	$11.86	1.03	$—

(1) 352,280 of the outstanding options are exercisable as of June 30, 2021.

(2) Exercise prices of all of the outstanding options are higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value is zero.

As of June 30, 2021, there was approximately $3.0 million of total unrecognized compensation expense related to non-vested awards for the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $0.6 million and $1.0 million related to plan awards for the three and six months ended June 30, 2021, respectively, and $0.9 million and $1.8 million related to plan awards for the three and six months ended June 30, 2020, respectively.

11.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock or as provided for in the Director Nomination Agreement to which the Company is party, the holders of our Common Stock possess all voting power for the election of our board of directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. During the six months ended June 30, 2021, 511,939 shares of Series A Preferred Stock were converted into 223,977 shares of Common Stock. As of June 30, 2021 and December 31, 2020, there were 70,409,282 and 49,242,225 shares of Common Stock outstanding, respectively.

Reverse Stock Split

On January 25, 2021, we effected a one-for-three reverse split (the “Reverse Stock Split”) of our issued and outstanding shares of Common Stock. As a result of the Reverse Split every three (3) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. All information related to Common Stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented. Giving effect to the Reverse Split the Company’s issued and outstanding stock decreased from 147,511,430 to 49,242,225 as of December 31, 2020.

Common Stock At-The-Market Sales Program

On May 27, 2021, the Company entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”), as distribution agents (the “Distribution Agents”) under which the Company may offer and sell shares of the Company’s Common Stock from time to time through the Distribution Agents, acting as sales agent or principal. Sales of the shares of Common Stock under the ATM Agreement, will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the Nasdaq or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the ATM Agreement are offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-255707), filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2021, and declared effective on May 12, 2021 (the “2021 Registration Statement”), and the prospectus dated May 12, 2021 included in the 2021 Registration Statement and the related prospectus supplement for sales of shares of Common Stock with an aggregate offering price of up to $100.0 million dated May 27, 2021 (“Common ATM Program–1”) and prospectus supplement for sales of shares of Common Stock with an aggregate offering price of up to $150.0 million dated June 30, 2021 (“Common ATM Program–2”). The Company began selling shares under the Common ATM Program-1 on May 28, 2021 and through June 30, 2021, the

Company had issued 11,216,706 shares of Common Stock at a weighted average price of $1.615 per share, generating gross proceeds of $18.1 million and net proceeds of $17.4 million, after offering expenses. The ATM Agreement provides for a two-day settlement period, and during the final days of June the Company sold 70,423,099 shares of Common Stock under the Common ATM Program-1 and Common ATM Program-2 which were not issued and accordingly, the proceeds thereof were not recorded until July 2021.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At June 30, 2021 and December 31, 2020, the Company had 2,778,111 shares and 3,290,050 shares of Series A Preferred Stock outstanding, respectively. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder's option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of June 30, 2021, after taking into account the effect of the Reverse Stock Split, each outstanding share of Series A Preferred Stock was convertible into 0.4484 shares of Common Stock using this conversion formula. Accordingly, as of June 30, 2021, 1,245,758 shares of Common Stock were issuable upon conversion of the remaining 2,778,111 shares of Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Liquidation Preference") per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date through December 31, 2020 the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation for the three months ended June 30, 2021 was $0.8 million. However, as a result of 511,939 shares of Series A Preferred Stock being converted into 223,413 shares of Common Stock during the six months ended June 30, 2021, accumulated dividend of $1.8 million was reversed, resulting in a net reduction of dividend accumulation of $0.1 million for the six months ended June 30, 2021. Similarly, the gross dividend accumulation for the three months ended June 30, 2020 was $0.9 million. However, as a result of 1,004,183 shares of Series A Preferred Stock being converted into 409,238 shares of Common Stock during the first quarter of 2020, accumulated dividend of $2.3 million was reversed, resulting in a net reduction of dividend accumulation of $0.6 million for the six months ended June 30, 2020. As of June 30, 2021, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 is $10.7 million. The per share average of cumulative preferred dividends for the three and six months ended June 30, 2021 is $0.3 and less than $(0.1), respectively. The per share average of cumulative preferred dividends for the three and six months ended June 30, 2020 is $0.3 and $(0.2), respectively

Following the third anniversary of the issue date, dividends on the Series A Preferred Stock will be accrued by adding to the Liquidation Preference or paid in cash, or a combination thereof. In addition, holders of the Series A Preferred Stock will participate in any dividend or distribution of cash or other property paid in respect of the Common Stock pro rata with the holders of the Common Stock (other than certain dividends or distributions that trigger an adjustment to the conversion rate, as described in the Certificate of Designations), as if all shares of Series A Preferred Stock had been converted into Common Stock immediately prior to the date on which such holders of the Common Stock became entitled to such dividend or distribution.

Treasury Stock

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company was permitted to purchase up to 1,666,667 shares of Common

Stock. The Share Buyback Program has expired. As of June 30, 2021, 929,049 shares had been repurchased under the Share Buyback Program and they are held as treasury stock. The Company records treasury stock using the cost method.

During the first quarter of 2020, 1,523,578 shares of Common Stock were returned to the Company by Ex-Sigma 2 in connection with the Appraisal Action. These shares are also included in treasury stock.

Warrants

At June 30, 2021, there were warrants outstanding to purchase 15,565,152 shares of our Common Stock, consisting of 35,000,000 warrants to purchase one-sixth of one share outstanding from our 2015 IPO and 9,731,819 warrants to purchase one share from the private placement that was completed in March 2021.

IPO Warrants

As part of its IPO, Quinpario had issued 35,000,000 units comprising one share of Common Stock and one warrant of which 34,986,302 have been separated from the original unit and 13,698 warrants remain an unseparated part of the originally issued units (the Common Stock included in these originally issued units (adjusted to reflect the Reverse Split) have been accounted for in the number of shares of Common Stock outstanding referred to above). The warrants traded on the OTC Pink under the symbol “XELAW” as of June 30, 2021.

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

Private Placement of Unregistered Shares and Warrants

On March 15, 2021, the Company, entered into a securities purchase agreement with certain accredited institutional investors pursuant to which the Company issued and sold to the ten accredited institutional investors in a private placement an aggregate of 9,731,819 unregistered shares of the Company’s Common Stock at a price of $2.75 per share and an equal number of warrants, generating gross proceeds to the Company of $26.8 million. Cantor Fitzgerald acted as underwriter in connection with such sale of unregistered securities and received a placement fee of 5.5% of gross proceeds in connection with such service. In selling the shares without registration, the Company relied on exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The shares of Common Stock sold together with these warrants are included in the Company’s calculation of total shares outstanding. The Company filed a registration statement on Form S-3 on May 3, 2021 that registered these shares and the shares underlying these private placement warrants.

Each private placement warrant entitles the holder to purchase one share of Common Stock, will be exercisable at an exercise price of $4.00 per share beginning on September 19, 2021 and will expire on September 19, 2026. The private placement warrants are not traded as of June 30, 2021 and are not subject to redemption by the Company.

12.   Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, together with certain affiliated entities controlled by HandsOn Global Management LLC, “HGM”) of less than $0.1 million for each of the three months ended June 30, 2021 and 2020 and less than $0.1 million for each of the six months ended June 30, 2021 and 2020. As of June 30, 2021, HGM beneficially owned approximately 35% of the Company’s Common Stock, including shares controlled pursuant to voting agreements (as described below) and shares issuable upon conversion of Series A Preferred Stock.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees relating to these agreements of $1.6 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively. The Company incurred fees relating to these agreements of $2.7 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was less than $0.1 million for each of the three months ended June 30, 2021 and 2020, and $0.1 million for each of the six months ended June 30, 2021 and 2020. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $0.3 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively. These expenses are included in cost of revenue in the consolidated statements of operations.

The Company is obligated to reimburse certain reimbursable expenses incurred by Ex-Sigma 2, the former majority shareholder of the Company, under the terms of the Consent, Waiver and Amendment dated June 15, 2017, by and among the Company, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., SourceHOV, Novitex, Novitex Parent, L.P., Ex Sigma LLC (“Ex-Sigma”), HOVS LLC and HandsOn Fund 4 I, LLC, amending the Novitex Business Combination agreement (the “Consent, Waiver and Amendment”). The Company incurred reimbursable expenses to Ex-Sigma 2 of less than $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, in connection with legal expenses of Ex-Sigma 2. There were no such reimbursable expenses incurred during the three and six months ended June 30, 2021. Ex-Sigma 2 distributed the shares held by it during the first quarter of 2020 and is no longer a shareholder of Exela. Many recipients of these shares have entered into voting agreements in respect of those shares with HGM.

Separately, the Company determined it was obligated to reimburse premium payments of $6.9 million made by Ex-Sigma 2 on the Margin Loan under the terms of the Consent, Waiver and Amendment. Pursuant to a written settlement agreement entered into in June 2020, Ex-Sigma, SourceHOV and the Company agreed that $5.6 million of payments made during the fourth quarter of 2019 would be accepted to fully discharge the Company’s obligation to reimburse Ex-Sigma 2 for the $6.9 million of premium payments. The Company recorded the difference of $1.3 million between the obligation amount and the settlement amount as an increase to additional paid in capital in the condensed consolidated statements of stockholders’ deficit for the three months ended June 30, 2020.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was less than $0.1 million for each of the three months ended June 30, 2021 and 2020, and $0.1 million for each of the six months ended June 30, 2021 and 2020.

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

On November 18, 2014, one of the Company's subsidiaries entered into a master services agreement with an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, the Company provided printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. The Company recognized revenue of less than $0.1 million under this agreement for the six months ended June 30, 2020 in its consolidated statements of operations.

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

On January 18, 2017, one of the Company’s subsidiaries entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC (‘‘Caesars’’). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, the Company provided managed print services to Caesars, including general equipment operation, supply management, support services and technical support. The Company recognized revenue of $0.9 million for the six three months ended June 30, 2020 in its consolidated statements of operations.

On May 5, 2017, one of the Company’s subsidiaries entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provided ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. The Company recognized revenue of $0.3 million under this master services agreement for the six months ended June 30, 2020 in its consolidated statements of operations.

On July 20, 2017, one of the Company’s subsidiaries entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provided commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $0.9 million and cost of revenue of less than $0.1 million under this master services agreement for the six months ended June 30, 2020 in its consolidated statements of operations.

Payable and Receivable/Prepayment Balances with Affiliates

Payable and receivable/prepayment balances with affiliates as of June 30, 2021 and December 31, 2020 are as follows below.

	June 30, 2021		December 31, 2020
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$712	$—	$711	$—
Rule 14	—	456	—	44
HGM	—	32	—	52
Oakana	—	1	—	1
	$712	$489	$711	$97

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

	Three months ended June 30, 2021
	ITPS	HS	LLPS	Total
Revenue	$217,260	$56,204	$19,545	$293,009
Cost of revenue (exclusive of depreciation and amortization)	156,669	38,973	13,438	209,080
Segment profit	60,591	17,231	6,107	83,929
Selling, general and administrative expenses (exclusive of depreciation and amortization)				36,390
Depreciation and amortization				19,420
Related party expense				2,748
Interest expense, net				42,867
Sundry income, net				(787)
Other expense, net				651
Net loss before income taxes				$(17,360)

	Three months ended June 30, 2020
	ITPS	HS	LLPS	Total
Revenue	$243,029	$49,166	$15,527	$307,722
Cost of revenue (exclusive of depreciation and amortization)	195,835	36,148	9,805	241,788
Segment profit	47,194	13,018	5,722	65,934
Selling, general and administrative expenses (exclusive of depreciation and amortization)				47,014
Depreciation and amortization				22,847
Related party expense				1,146
Interest expense, net				44,440
Sundry income, net				(899)
Other income, net				(584)
Net loss before income taxes				$(48,030)

	Six months ended June 30, 2021
	ITPS	HS	LLPS	Total
Revenue	$449,135	$107,297	$36,633	$593,065
Cost of revenue (exclusive of depreciation and amortization)	342,171	74,791	24,705	441,667
Segment profit	106,964	32,506	11,928	151,398
Selling, general and administrative expenses (exclusive of depreciation and amortization)				78,275
Depreciation and amortization				39,019
Related party expense				4,455
Interest expense, net				85,998
Sundry income, net				(574)
Other expense, net				803
Net loss before income taxes				$(56,578)

	Six months ended June 30, 2020
	ITPS	HS	LLPS	Total
Revenue	$527,140	$113,216	$32,817	$673,173
Cost of revenue (exclusive of depreciation and amortization)	430,954	81,078	22,294	534,326
Segment profit	96,186	32,138	10,523	138,847
Selling, general and administrative expenses (exclusive of depreciation and amortization)				97,387
Depreciation and amortization				46,032
Related party expense				2,698
Interest expense, net				86,028
Sundry expense, net				183
Other income, net				(35,241)
Net loss before income taxes				$(58,240)

14. Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when these condensed consolidated financial statements were issued to determine if they must be reported.

Common Stock At-The-Market Sales Program

In July 2021, we issued an aggregate of 38,207,000 shares of Common Stock at a weighted average price of $2.124 per share, generating gross proceeds of $81.1 million and net proceeds of $78.3 million, after offering expenses to culminate the Common ATM Program–1. During July 2021 we also issued 35,425,041 shares of Common Stock under the Common ATM Program–2 at a weighted average price of $2.762 per share, generating gross proceeds of $97.9 million and net proceeds of $94.2 million, after offering expenses.

Debt Buyback

In July 2021, the Company repurchased $19.0 million principal amount of Notes and $40.1 million principal amount of senior secured loans under the Credit Agreement.

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

Overview

Exela Technologies, Inc. (“Exela,” the “Company”, “we” or “us”) is a global business process automation leader leveraging a global footprint and proprietary technology to help turn the complex into the simple through user friendly software platforms and solutions that enable our customers’ digital transformation. We have decades of expertise earned from serving more than 4,000 customers worldwide, including many of the world’s largest enterprises and over 60% of the Fortune® 100, in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. Our technology-enabled solutions allow global organizations to address critical challenges resulting from the massive amounts of data obtained and created through their daily operations. Our solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. Through cloud-enabled platforms, built on a configurable stack of automation modules, and approximately 18,000 employees operating in 23 countries, Exela rapidly deploys integrated technology and operations as an end-to-end digital journey partner.

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

As of June 30, 2021, we had approximately 18,000 employees globally, with 55% located in Americas and EMEA, and the remainder located primarily in India, the Philippines and China.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $125.8 million and $147.7 million for the three months ended June 30, 2021 and 2020, respectively. We incurred personnel costs of $265.3 million and $330.2 million for the six months ended June 30, 2021 and 2020, respectively. The majority of our personnel costs are variable and incurred only while we are providing our services.

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

Results of Operations

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020:

	Three Months Ended June 30,
	2021	2020	Change	% Change
Revenue:
ITPS	$217,260	$243,029	$(25,769)	(10.60)%
HS	56,204	49,166	7,038	14.31%
LLPS	19,545	15,527	4,018	25.88%
Total revenue	293,009	307,722	(14,713)	(4.78)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	156,669	195,835	(39,166)	(20.00)%
HS	38,973	36,148	2,825	7.82%
LLPS	13,438	9,805	3,633	37.05%
Total cost of revenues	209,080	241,788	(32,708)	(13.53)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	36,390	47,014	(10,624)	(22.60)%
Depreciation and amortization	19,420	22,847	(3,427)	(15.00)%
Related party expense	2,748	1,146	1,602	139.79%
Operating profit (loss)	25,371	(5,073)	30,444	(600.12)%
Interest expense, net	42,867	44,440	(1,573)	(3.54)%
Sundry income, net	(787)	(899)	112	(12.46)%
Other expense (income), net	651	(584)	1,235	(211.47)%
Net loss before income taxes	(17,360)	(48,030)	30,670	(63.86)%
Income tax expense	(2,007)	(661)	(1,346)	203.63%
Net loss	$(19,367)	$(48,691)	$29,324	(60.22)%

Revenue

For the three months ended June 30, 2021, our revenue on a consolidated basis decreased by $14.7 million, or 4.8%, to $293.0 million as compared to $307.7 million for the three months ended June 20, 2020. We experienced a revenue decline in our ITPS segment of $25.8 million and revenue increases in our HS and LLPS segments of $7.0 million and $4.0 million respectively. Our ITPS, HS, and LLPS segments constituted 74.1%, 19.2%, and 6.7% of total revenue, respectively, compared to 79.0%, 16.0%, and 5.0% for the three months ended June 30, 2020. The revenue changes by reporting segment were as follows:

ITPS— For the three months ended June 30, 2021, revenue attributable to our ITPS segment decreased by $25.8 million, or 10.6% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work with certain customers that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”).

HS— For the three months ended June 30, 2021, revenue attributable to our HS segment increased by $7.0 million, or 14.3% compared to the same period in the prior year primarily driven by higher volumes from our healthcare provider customers.

LLPS— For the three months ended June 30, 2021, revenue attributable to our LLPS segment increased by $4.0 million, or 25.9% compared to the same period in the prior year primarily due to an increase in legal claims administration services.

Cost of Revenue

For the three months ended June 30, 2021, our direct costs decreased by $32.7 million, or 13.5%, compared to the three months ended June 30, 2020. The decrease was primarily attributable to our ITPS segment and was connected to the corresponding decline in revenues. Costs related to our ITPS segment decreased by $39.2 million, or 20.0% while costs related to our HS and LLPS segments increased by $2.8 million, or 7.8% and   $3.6 million, or 37.0%, respectively.

The decrease in cost of revenues on a consolidated basis was primarily due to a decrease in employee-related costs of $18.2 million, lower infrastructure and maintenance costs of $7.7 million and lower pass through and other operating costs of $6.6 million.

Cost of revenue for the three months ended June 30, 2021 was 71.4% compared to the 78.6% for the same period in the prior year. The decrease in cost of revenues, as a percentage of revenues by 7.2% was primarily due to the impact of lower costs related to transition revenue that continues to be gradually removed to further improve the gross margin profile of the business.

Selling, General and Administrative Expenses

SG&A expenses decreased $10.6 million, or 22.6%, to $36.4 million for the three months ended June 30, 2021, compared to $47.0 million for the three months ended June 30, 2020. The decrease was primarily attributable to lower employee related costs by $4.4 million, lower legal and professional fees of $6.8 million, offset by higher infrastructure and other costs of $0.6 million. SG&A expenses decreased as a percentage of revenues to 12.4% for the three months ended June 30, 2021 as compared to 15.3% for the three months ended June 30, 2020.

Depreciation & Amortization

Total depreciation and amortization expense was $19.4 million and $22.8 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in total depreciation and amortization expense by $3.4 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Related Party Expenses

Related party expense was $2.7 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively.

Interest Expense

Interest expense was $42.9 million and $44.4 million for the three months ended June 30, 2021 and 2020, respectively. The decrease in interest costs was partially attributable to lower interest on securitization facilities and other interest accruals incurred during the corresponding period in 2020.

Sundry Expense (Income)

The net decrease in sundry income of $0.1 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense (Income)

Other expense, net was $0.7 million for the three months ended June 30, 2021 compared to other income of ($0.6) million for the three months ended June 30, 2020.

Income Tax Expense (Benefit)

We had an income tax expense of $2.0 million for the three months ended June 30, 2021 compared with an income tax expense of $0.7 million for the three months ended June 30, 2020. The change in income taxes was primarily attributable to our change in judgment in 2021 related to the realizability of deferred tax assets in certain state and foreign jurisdictions.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020:

	Six Months Ended June 30,
	2021	2020	Change	% Change
Revenue:
ITPS	$449,135	$527,140	$(78,005)	(14.80)%
HS	107,297	113,216	(5,919)	(5.23)%
LLPS	36,633	32,817	3,816	11.63%
Total revenue	593,065	673,173	(80,108)	(11.90)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	342,171	430,954	(88,783)	(20.60)%
HS	74,791	81,078	(6,287)	(7.75)%
LLPS	24,705	22,294	2,411	10.81%
Total cost of revenues	441,667	534,326	(92,659)	(17.34)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	78,275	97,387	(19,112)	(19.62)%
Depreciation and amortization	39,019	46,032	(7,013)	(15.24)%
Related party expense	4,455	2,698	1,757	65.12%
Operating profit (loss)	29,649	(7,270)	36,919	(507.83)%
Interest expense, net	85,998	86,028	(30)	(0.03)%
Sundry expense (income), net	(574)	183	(757)	(413.66)%
Other expense (income), net	803	(35,241)	36,044	(102.28)%
Net loss before income taxes	(56,578)	(58,240)	1,662	(2.85)%
Income tax benefit (expense)	(1,989)	(3,120)	1,131	(36.25)%
Net loss	$(58,567)	$(61,360)	$2,793	(4.55)%

Revenue

For the six months ended June 30, 2021, our revenue on a consolidated basis decreased by $80.1 million, or 11.9%, to $593.1 million from $673.2 million for the six months ended June 30, 2020. We experienced revenue declines in both the ITPS and HS segments due to lower transaction volumes since mid-March of 2020 as a result of COVID-19. Our ITPS, HS, and LLPS segments constituted 75.7%, 18.1%, and 6.2% of total revenue, respectively, for the six months ended June 30, 2021, compared to 78.3%, 16.8%, and 4.9%, respectively, for the six months ended June 30, 2020. The revenue changes by reporting segment were as follows:

ITPS— For the six months ended June 30, 2021, revenue attributable to our ITPS segment decreased by $78.0 million, or 14.8% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”) in addition to lower transaction volumes as a result of COVID-19.

HS— For the six months ended June 30, 2021, revenue attributable to our HS segment decreased by $5.9 million, or 5.2% compared to the same period in the prior year primarily due to impact of COVID-19 on our healthcare customers.

LLPS— For the six months ended June 30, 2021, revenue attributable to our LLPS segment increased by $3.8 million, or 11.6% compared to the same period in the prior year primarily due to an increase in legal claims administration services.

Cost of Revenue

For the six months ended June 30, 2021, our direct costs decreased by $92.7 million, or 17.3%, compared to the three months ended June 30, 2020. In our ITPS and HS segments, the decrease was primarily attributable to the corresponding decline in revenues.  Costs in our ITPS segment decreased by $88.8 million, or 20.6%, HS segment costs decreased by $6.3 million, or 7.8% and LLPS segment costs increased by $2.4 million, or 10.8%.

The decrease in cost of revenues on a consolidated basis was primarily due to a decrease in employee-related costs of $51.8 million, lower travel costs of $1.4 million, lower infrastructure and maintenance costs of $14.4 million and lower pass through and other operating costs of $25.0 million. The lower costs were attributable to cost and capacity management as a result of COVID-19 and transition revenue impact during the six months ended June 30, 2021.

Cost of revenue for the six months ended June 30, 2021 was 74.5% compared to the 79.4% for the comparable same period in the prior year. The decrease in cost of revenues, as a percentage of revenues by 4.9% was primarily due to the impact of lower costs related to transition revenue that continues to be gradually removed to further improve the gross margin profile of the business.

Selling, General and Administrative Expenses

SG&A expenses decreased $19.1 million, or 19.6%, to $78.3 million for the six months ended June 30, 2021, compared to $97.4 million for the six months ended June 30, 2020. The decrease was primarily attributable to lower employee related costs by $14.1 million, lower travel costs of $0.7 million, lower legal and professional fees of $4.9 million, lower operating costs of $3.1 million, offset by higher other costs of $3.8 million. SG&A expenses decreased as a percentage of revenues to 13.2% for the six months ended June 30, 2021 as compared to 14.5% for the six months ended June 30, 2020.

Depreciation & Amortization

Total depreciation and amortization expense was $39.0 million and $46.0 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in total depreciation and amortization expense by $7.0 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Related Party Expenses

Related party expense was $4.5 million for the six months ended June 30, 2021 compared to $2.7 million for the six months ended June 30, 2020.

Interest Expense

Interest expense was $86.0 million for each of the six months ended June 30, 2021 and 2020.

Sundry Expense

The decrease in expense by $0.8 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense (Income)

Other expense, net was $0.8 million for the six months ended June 30, 2021 compared to other income of ($35.2) million for the six months ended June 30, 2020. The change was primarily due to the gain of $35.3 million on the sale of SourceHOV Tax, LLC recognized on March 16, 2020. Other income also includes an interest rate swap entered into in 2017. The interest rate swap was not designated as a hedge; as such, changes in the fair value of this derivative instrument are recorded directly in earnings. For the six months ended June 30, 2021, the fair value of the interest swap changed by $0.1 million.

Income Tax Expense (Benefit)

We had an income tax expense of $2.0 for the six months ended June 30, 2021 compared with an income tax expense of $3.1 million for the six months ended June 30, 2020. The change in income taxes was primarily attributable to our change in judgment in 2021 related to the realizability of deferred tax assets in certain state and foreign jurisdictions.

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

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	2020
Net Loss	$(19,367)	$(48,691)
Taxes	2,007	661
Interest expense	42,867	44,440
Depreciation and amortization	19,420	22,847
EBITDA	44,927	19,257
Optimization and restructuring expenses (1)	4,928	11,721
Transaction and integration costs (2)	1,350	4,799
Non-cash equity compensation (3)	593	921
Other charges including non-cash (4)	379	5,824
Loss/(Gain) on sale of assets (5)	(2,138)	254
Loss/(Gain) on business disposals (6)	1,296	—
Loss/(Gain) on derivative instruments (7)	—	(405)
Contract costs (8)	502	759
Litigation reserve	(925)	—
Adjusted EBITDA	$50,912	$43,130

1.	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options that vested during the year at Ex-Sigma in the case of the SourceHOV 2013 Long Term Incentive Plan assumed by it in connection with the Novitex Business Combination and the Company under the 2018 Stock Incentive Plan.
4.	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
5.	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents a loss/(gain) recognized on the disposal of noncore-business assets.
7.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
8.	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
Net Loss	$(58,567)	$(61,360)
Taxes	1,989	3,120
Interest expense	85,998	86,028
Depreciation and amortization	39,019	46,032
EBITDA	68,439	73,820
Optimization and restructuring expenses (1)	10,295	24,861
Transaction and integration costs (2)	5,998	9,174
Non-cash equity compensation (3)	980	1,782
Other charges including non-cash (4)	12,406	9,735
Loss/(Gain) on sale of assets (5)	(2,440)	411
Loss/(Gain) on business disposals (6)	1,296	(35,316)
Loss/(Gain) on derivative instruments (7)	(125)	440
Contract costs (8)	1,454	2,611
Litigation reserve	(925)	—
Adjusted EBITDA	$97,378	$87,518

1.	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options that vested during the year at Ex-Sigma in the case of the SourceHOV 2013 Long Term Incentive Plan assumed by it in connection with the Novitex Business Combination and the Company under the 2018 Stock Incentive Plan.
4.	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
5.	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents a loss/(gain) recognized on the disposal of noncore-business assets.
7.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
8.	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Liquidity and Capital Resources

Overview

Our primary source of liquidity is cash generated from operating activities, supplemented as necessary on a short-term basis by borrowings against our senior secured revolving credit facility and accounts receivable securitization facility and sales of equity pursuant to private placements and at-the-market offerings. We believe our current level of cash and short-term financing capabilities along with future cash flows from operations are sufficient to meet the needs of the business.

At June 30, 2021, cash and cash equivalents totaled $47.9 million and we had no unutilized availability under our senior secured revolving credit facility.

We currently expect to spend approximately $15.0 to $20.0 million on total capital expenditures over the next twelve months. We will continue to evaluate additional capital expenditure needs that may arise due to changes in the business model due to COVID-19 and remote working. We believe that our operating cash flow and available borrowings under our credit facility will be sufficient to fund our operations for at least the next twelve months.

As of August 16, 2021, the Company has reduced net debt by $140.0 million under previously announced initiatives. With an objective to increase free cash flows and in order to maintain sufficient liquidity to support profitable growth, the Company is pursuing further reduction in debt and repricing of existing debt. The Company shall continue to pursue the sale of certain non-core businesses that are not central to the Company’s long-term strategic vision and invest in acquisition of businesses that enhance the value proposition. There can be no assurances that any of these initiatives will be consummated or will achieve its desired result.

As part of the initiative, on January 10, 2020 certain subsidiaries of the Company entered into a $160.0 million accounts receivable securitization facility with a five year term (the “A/R Facility”). The Company used the proceeds of the initial borrowings to repay outstanding revolving borrowings under the Company’s senior credit facility and to provide additional liquidity and funding for the ongoing business needs of the Company and its subsidiaries.

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

On March 26, 2020, the Delaware Court of Chancery entered a judgment against one of our subsidiaries in the amount of $57.7 million inclusive of costs and interest arising out of the petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (pursuant to which former stockholders of SourceHOV sought, among other things, a determination of the fair value of their 10,304 SourceHOV shares at the time of the Novitex Business Combination) (the “Appraisal Action”), which judgment will continue to accrue interest, until paid, at the legal rate of interest, compounded quarterly. SourceHOV appealed the judgment to the Supreme Court of the State of Delaware on June 30, 2020. On January 22, 2021, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery in favor of the petitioners. As of June 30, 2021, the Company has accrued a liability of $61.7 million for the Appraisal Action based on management’s best estimate of SourceHOV’s total payment obligation including accrued interest as of such date. To date, SourceHOV has paid $1.8 million toward the judgment in the Appraisal Action, and the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

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

In early February 2021, petitioners also filed a motion for a preliminary injunction in the derivative action in which they sought a court order to force Exela to set aside sufficient assets for SourceHOV to pay the potential judgment in the derivative action prior to paying other creditors or, in the alternative, to pay all creditors, including the creditors of SourceHOV, on a pari passu basis. The Delaware Court of Chancery denied the motion seeking the preliminary injunction on April 29, 2021. The Company believes that it has valid defenses to these ancillary proceedings and has moved to dismiss them, however there can be no assurance that the Company will be successful; for example, on May 25, 2021, the Court of Chancery issued an opinion granting in part and denying in part the Company’s motion to dismiss the unjust enrichment and veil piercing claims. In its opinion, the Court dismissed the petitioners’ claim for unjust enrichment, but concluded the petitioners had pled allegations that, if demonstrated to be true, stated a claim for reverse veil piercing. The Court of Chancery has scheduled trial in the reverse veil piercing matter for October 24-26, 2022. Based on the status of the ancillary proceedings, the Company believes that this matter is not likely to be fully resolved through the courts within the next four fiscal quarters, however, if the petitioners are ultimately successful in their efforts to accelerate payment of the entire judgment, such action could have a material adverse effect on our liquidity and/or cause certain of our secured lenders to take action adverse to us.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to evaluate the impact of the CARES Act, and at present expects that the refundable payroll tax credits and deferment of employer side social security payments provisions of the CARES Act to materially benefit the Company. The Company will also defer certain payroll, social security and value added taxes in various European jurisdictions, as permitted under the recently enacted COVID-19 relief measures.

On May 18, 2020, the Company amended the Credit Agreement to which its subsidiaries are party, to among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Pursuant to the amendment, the Company also amended the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the amendment, the borrower under the Credit Agreement is also required to maintain a minimum Liquidity (as defined in the Credit Agreement) of $35.0 million. On May 21, 2020, the Company also amended the A/R Facility to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Upon delivery of such financial statements, the Company became in compliance with the Credit Agreement, the indenture for its outstanding Notes and the A/R Facility with respect to the financial statement delivery requirements set forth therein.

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

On May 27, 2021, the Company entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”), as distribution agents (the “Distribution Agents”) under which the Company may offer and sell shares of the Company’s Common Stock from time to time through the Distribution Agents, acting as sales agent or principal. Sales of the shares of Common Stock under the ATM Agreement, will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the Nasdaq or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the ATM Agreement are offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-255707), filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2021, and declared effective on May 12, 2021 (the “2021 Registration Statement”), and the prospectus dated May 12, 2021 included in the 2021 Registration Statement and the related prospectus supplement for sales of shares of Common Stock with an aggregate offering price of up to $100 million dated May 27, 2021 (“Common ATM Program–1”) and prospectus supplement for sales of shares of Common Stock with an aggregate offering price of up to $150 million dated June 30, 2021 (“Common ATM Program–2”). The Company began selling shares under the Common ATM Program-1 on May 28, 2021 and through June 30, 2021, the Company had issued 11,216,706 shares of Common Stock at a weighted average price of $1.615 per share, generating gross proceeds of $18.1 million and net proceeds of $17.4 million, after offering expenses. The ATM Agreement provides for a two-day settlement period, and during the final days of June the Company sold 70,423,099 shares of Common Stock under the Common ATM Program-1 and Common ATM Program-2 which were not issued and accordingly, the proceeds thereof were not recorded until July 2021.

As discussed above, the Company raised a total of $44.9 million and $179.0 million in gross proceeds from equity financings during the six months ended June 30, 2021 (Note 11) and subsequent to June 30, 2021 (Note 14), respectively. As a result of this, the Company believes it has sufficient liquidity along with funds generated from ongoing operations, to fund anticipated cash requirements for operations, capital expenditures and working capital purposes. As a result, substantial doubt no longer exists regarding the Company’s ability to meet its obligations as they become due within one year after the date that the financial statements are issued. Refer to Note 11 – Stockholder’s Equity and Note 14 –Subsequent Events, to the Condensed Consolidated Financial Statements.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020	Change
Net cash used in operating activities	$(45,988)	$(23,116)	$(22,872)
Net cash provided by (used in) investing activities	(66)	26,740	(26,806)
Net cash provided by financing activities	23,662	74,203	(50,541)
Subtotal	(22,392)	77,827	(100,219)
Effect of exchange rates on cash	(53)	1	(54)
Net increase/(decrease) in cash	(22,445)	77,828	(100,273)

Analysis of Cash Flow Changes between the six months ended June 30, 2021 and June 30, 2020

Operating Activities—The increase of $22.9 million in net cash used in operating activities for the six months ended June 30, 2021 was primarily due to lower cash inflows provided by accounts receivable and higher cash outflows used in accounts payable as compared to prior year. This increase in cash used in operating activities was partially offset by higher cash provided by operating profits.

Investing Activities—The decrease of $26.8 million in net cash provided by investing activities for the six months ended June 30, 2021 was primarily due to $38.0 million cash proceeds received from asset sales in 2020 offset by partial settlement of the liabilities related to the healthcare acquisition announced in early 2019 and lower additions to property, plant and equipment and development of internal software in 2021.

Financing Activities—The decrease of $50.5 million in net cash provided by financing activities for the six months ended June 30, 2021 was primarily due to the A/R Facility executed in January 2020.

Indebtedness

In connection with the Novitex Business Combination, we acquired debt facilities and issued notes totaling $1.4 billion. Proceeds from the indebtedness were used to pay off credit facilities existing immediately before the Novitex Business Combination.

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022. .

On July 13, 2018, Exela was able to refinance the $343.4 million of term loans then outstanding under the Credit Agreement (the “Repricing Term Loans”) and borrowed an additional $30.0 million pursuant to incremental term loans (the “2018 Incremental Term Loans”). The proceeds of the 2018 Incremental Term Loans were used by the Company for general corporate purposes and to pay related fees and expenses.

On April 16, 2019, the Company borrowed a further $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”, and, together with the 2018 Incremental Terms Loans and Repricing Term Loans, the “Term Loans”). The proceeds of the 2019 Incremental Term Loans were used to replace cash spent for acquisitions, pay related fees, expenses and related borrowings for general corporate purposes.

The Term Loans bear interest at a rate per annum of, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans. The Term Loans will mature on July 12, 2023. As of June 30, 2021, the interest rate applicable for the first lien senior secured term loan was 8.0%.

The Term Loans are jointly and severally, irrevocably and unconditionally guaranteed by the nearly all of Company’s U.S. subsidiaries, as a primary obligors and not merely as a sureties.

The Company may voluntarily repay the Term Loans at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans. Other than as described above, the terms, conditions and covenants applicable to the Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the Repricing Term Loans under the Credit Agreement.

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

Letters of Credit

As of June 30, 2021 and December 31, 2020, we had outstanding irrevocable letters of credit totaling approximately $16.5 million and $19.5 million, respectively, under the Credit Agreement’s senior secured revolving facility.

Senior Secured Notes

Upon the closing of the Novitex Business Combination on July 12, 2017, the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “Notes”). The Notes bear interest at a rate of 10.0% per year. The Company pays interest on the Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The Notes are jointly and severally, irrevocably and unconditionally guaranteed by the nearly all of Company’s U.S. subsidiaries, on a senior basis, as a primary obligors and not merely as a sureties. The Notes will mature on July 15, 2023.

Securitization Facilities

On December 17, 2020, the Company repaid in full the loans outstanding under the $160 million A/R Facility entered into in January 2020. The aggregate outstanding principal amount of loans under the A/R Facility as of such date was approximately $83.0 million. The early termination of the A/R Facility triggered an early termination fee of $0.8 million and required repayment of approximately $0.5 million in respect of principal, accrued interest and fees. All obligations under the A/R Facility (other than contingent indemnification obligations that expressly survive termination) terminated upon repayment. The A/R Facility was replaced by the Securitization Facility as described below.

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

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are consolidated into the Company’s financial statements. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bears interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%. As of June 30, 2021, there were borrowings of $91.9 million outstanding under the Securitization Facility.

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

Off Balance Sheet Arrangements

At June 30, 2021 we had no material off balance sheet arrangements, except letters of credit described above under Liquidity and Capital Resources. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At June 30, 2021, we had $1,531.8 million of debt outstanding, with a weighted average interest rate of 9.5%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $15.3 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018. The interest rate swap contract expired in January 2021.

The interest rate swap, which was used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other expense (income), net. Other expense (income), net includes a gain of $0.1 million and a loss of $0.4 million related to changes in the fair value of the interest rate swap for the six months ended June 30, 2021 and 2020, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Appraisal Action

On September 21, 2017, former stockholders of SourceHOV, who owned 10,304 shares of SourceHOV common stock, filed an Appraisal Action. The Appraisal Action arose out of a preliminary transaction in connection with the Novitex Business Combination, and the petitioners sought, among other things, a determination of the fair value of their shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. During the trial the parties and their experts offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination. SourceHOV argued the value was no more than $1,633.85 per share and the petitioners argued the value was at least $5,079.28 per share. On January 30, 2020, the Court issued its post-trial Memorandum Opinion in the Appraisal Action, in which it found that the fair value of SourceHOV as of the date of the Novitex Business Combination was $4,591 per share, and on March 26, 2020, the Court issued its final order awarding the petitioners $57,698,426 inclusive of costs and interest. Per the Court’s opinion, the legal rate of interest, compounded quarterly, accrues on the per share value from the July 2017 closing date of the Novitex Business Combination until the date of payment to petitioners. As of June 30, 2021, the Company has an accrued liability of $61.1 million for the Appraisal Action based on the judgment received on January 30, 2020 plus accrued interest, which is management’s best estimate of the total payment obligation as of such date.

SourceHOV appealed the judgment in the Appraisal Action on June 30, 2020. On January 22, 2021, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery in favor of the petitioners. To date, SourceHOV has paid $1.8 million toward the judgment in the Appraisal Action, and the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

The petitioners have filed additional actions to recognize the judgment against SourceHOV, an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV, and an action against SourceHOV and certain of its directors and officers alleging creditor derivative claims relating to the Company’s securitization facilities. In early February 2021, petitioners also filed a motion for a preliminary injunction in the derivative action in which they sought a court order to force Exela to set aside sufficient assets for SourceHOV to pay the potential judgment in the derivative action prior to paying other creditors or, in the alternative, to pay all creditors, including the creditors of SourceHOV, on a pari passu basis. The Delaware Court of Chancery denied the motion seeking the preliminary injunction on April 29, 2021. The Company believes that it has valid defenses to these ancillary proceedings and has moved to dismiss them, however there can be no assurance that the Company will be successful; for example, on May 25, 2021, the Court of Chancery issued an opinion granting in part and denying in part the Company’s motion to dismiss the unjust enrichment and veil piercing claims. In its opinion, the Court dismissed the petitioners’ claim for unjust enrichment, but concluded the petitioners had pled allegations that, if demonstrated to be true, stated a claim for reverse veil piercing. The Court of Chancery has scheduled trial in the reverse veil piercing matter for October 24-26, 2022. Based on the status of the ancillary proceedings, the Company believes that this matter is not likely to be fully resolved through the courts within the next four fiscal quarters.

Class Action

On March 23, 2020, the Plaintiff, Bo Shen, filed a putative class action against the Company, Ronald Cogburn, the Company’s Chief Executive Officer, and James Reynolds, the Company’s former Chief Financial Officer. Plaintiff claims to be a current holder of 1,333 shares of Company stock, purchased on October 4, 2019 at $4.02/share. Plaintiff asserts two claims covering the purported class period of March 16, 2018 to March 16, 2020: (1) a violation of Section 10(b) and Rule 10b-5 of the Exchange Act against all defendants; and (2) a violation of Section 20(a) of the Exchange Act against Mr. Cogburn and Mr. Reynolds. The allegations stem from the Company’s press release, dated March 16, 2020 (announcing the postponement of the earnings call and delay in filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019), and press release and related SEC filings, dated March 17, 2020 (announcing its intent to restate its financial statements for 2017, 2018 and interim periods through September 30, 2019). The Company moved to dismiss the case and the Company’s motion was granted in its entirety on June 24, 2021. Plaintiffs filed an amended complaint by the Court’s deadline on August 5, 2021. At this time, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to this matter; however, the Company believes it has meritorious defenses and will continue to vigorously assert them.

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

Item 1A. Risk Factors.

Except as previously reported in the “Risk Factors” section of our prospectus supplement filed with the SEC on June 30, 2021, there have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2020. The risks described in those Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.Exhibits. Exhibit No.	Description

1.1	At Market Issuance Sales Agreement, dated May 27, 2021, by and among Exela Technologies, Inc. and B. Riley Securities, Inc. and Cantor Fitzgerald & Co. (1)
10.1	Second Amendment to Loan Agreement, dated April 11, 2021. (2)
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

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on May 27, 2021.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 15, 2021.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of August, 2021.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Shrikant Sortur
Shrikant Sortur
Chief Financial Officer (Principal Financial and Accounting Officer)