Form 10-Q
period 2021-09-30
Exela Technologies, Inc.
filed 2021-11-08
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 5, 2021 the registrant had 184,829,179 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended September 30, 2021

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2021 and December 31, 2020

(in thousands of United States dollars except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$146,175	$68,221
Restricted cash	24,814	2,088
Accounts receivable, net of allowance for doubtful accounts of $6,534 and $5,647, respectively	187,819	206,868
Related party receivables and prepaid expenses	725	711
Inventories, net	16,055	14,314
Prepaid expenses and other current assets	26,004	31,091
Total current assets	401,592	323,293
Property, plant and equipment, net of accumulated depreciation of $186,389 and $193,760, respectively	74,653	87,851
Operating lease right-of-use assets, net	59,909	68,861
Goodwill	358,431	359,781
Intangible assets, net	255,998	292,664
Deferred income tax assets	6,243	6,606
Other noncurrent assets	24,122	18,723
Total assets	$1,180,948	$1,157,779

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$59,266	$76,027
Related party payables	715	97
Income tax payable	3,222	2,466
Accrued liabilities	109,109	126,399
Accrued compensation and benefits	58,041	63,467
Accrued interest	22,593	48,769
Customer deposits	15,688	21,277
Deferred revenue	16,914	16,377
Obligation for claim payment	48,376	29,328
Current portion of finance lease liabilities	9,147	12,231
Current portion of operating lease liabilities	16,630	18,349
Current portion of long-term debts	114,346	39,952
Total current liabilities	474,047	454,739
Long-term debt, net of current maturities	1,326,579	1,498,004
Finance lease liabilities, net of current portion	10,351	13,287
Pension liabilities, net	33,812	35,515
Deferred income tax liabilities	8,963	9,569
Long-term income tax liabilities	2,306	2,759
Operating lease liabilities, net of current portion	45,768	56,814
Other long-term liabilities	11,957	13,624
Total liabilities	1,913,783	2,084,311
Commitments and Contingencies (Note 8)

Stockholders' equity (deficit)
Common stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 168,648,451 shares issued and 166,196,745 shares outstanding at September 30, 2021 and 51,693,931 shares issued and 49,242,225 shares outstanding at December 31, 2020	26	15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 2,778,111 shares issued and outstanding at September 30, 2021 and 3,290,050 shares issued and outstanding at December 31, 2020	1	1
Additional paid in capital	711,893	446,739
Less: Common Stock held in treasury, at cost; 2,451,706 shares at September 30, 2021 and December 31, 2020	(10,949)	(10,949)
Equity-based compensation	53,511	52,183
Accumulated deficit	(1,461,819)	(1,390,038)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(8,664)	(7,419)
Unrealized pension actuarial losses, net of tax	(16,834)	(17,064)
Total accumulated other comprehensive loss	(25,498)	(24,483)
Total stockholders’ deficit	(732,835)	(926,532)
Total liabilities and stockholders’ deficit	$1,180,948	$1,157,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2021 and 2020

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$279,229	$305,280	$872,294	$978,453
Cost of revenue (exclusive of depreciation and amortization)	211,731	234,222	653,398	768,548
Selling, general and administrative expenses (exclusive of depreciation and amortization)	43,244	42,837	121,519	140,224
Depreciation and amortization	19,094	22,095	58,113	68,127
Related party expense	2,744	1,360	7,199	4,058
Operating profit (loss)	2,416	4,766	32,065	(2,504)
Other expense (income), net:
Interest expense, net	41,757	43,612	127,755	129,639
Gain on early extinguishment of debt, net	(28,070)	—	(28,070)	—
Sundry expense (income), net	136	(434)	(438)	(251)
Other expense (income), net	366	(10,414)	1,169	(45,655)
Net loss before income taxes	(11,773)	(27,998)	(68,351)	(86,237)
Income tax benefit (expense)	(1,441)	(320)	(3,430)	(3,440)
Net loss	$(13,214)	$(28,318)	$(71,781)	$(89,677)
Cumulative dividends for Series A Preferred Stock	(822)	(976)	(724)	(394)
Net loss attributable to common stockholders	$(14,036)	$(29,294)	$(72,505)	$(90,071)
Loss per share:
Basic and diluted	$(0.09)	$(0.60)	$(0.82)	$(1.83)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2021 and 2020

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(13,214)	$(28,318)	$(71,781)	$(89,677)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	99	343	(1,245)	1,285
Unrealized pension actuarial gains (losses), net of tax	472	(332)	230	205
Total other comprehensive loss, net of tax	$(12,643)	$(28,307)	$(72,796)	$(88,187)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2021 and 2020

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2020	50,283,896	$15	4,294,233	$1	929,049	$(10,949)	$445,452	$49,336	$(7,329)	$(8,059)	$(1,211,508)	$(743,041)
Net loss January 1 to March 31, 2020	—	—	—	—	—	—	—	—	—	—	(12,670)	(12,670)
Equity-based compensation	—	—	—	—	—	—	—	861	—	—	—	861
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	920	—	—	920
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	504	—	504
Shares returned in connection with the Appraisal Action following repayment of Margin Loan	(1,523,578)	—	—	—	1,523,578	—	—	—	—	—	—	—
Preferred shares converted to Common Stock	409,238	—	(1,004,183)	—	—	—	—	—	—	—	—	—
Balances at March 31, 2020	49,169,556	$15	3,290,050	$1	2,452,627	$(10,949)	$445,452	$50,197	$(6,409)	$(7,555)	$(1,224,178)	$(753,426)
Net loss April 1, 2020 to June 30, 2020	—	—	—	—	—	—	—	—	—	—	(48,691)	(48,691)
Equity-based compensation	—	—	—	—	—	—	—	921	—	—	—	921
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	22	—	—	22
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	33	—	33
Settlement gain on related party payable to Ex-Sigma 2	—	—	—	—	—	—	1,287	—	—	—	—	1,287
Adjustment to number of shares withheld in lieu of tax obligation of RSU holders in the year 2018	921	—	—	—	(921)	—	—	—	—	—	—	—
Balances at June 30, 2020	49,170,477	$15	3,290,050	$1	2,451,706	$(10,949)	$446,739	$51,118	$(6,387)	$(7,522)	$(1,272,869)	$(799,854)
Net loss July 1, 2020 to September 30, 2020	—	—	—	—	—	—	—	—	—	—	(28,318)	(28,318)
Equity-based compensation	—	—	—	—	—	—	—	698	—	—	—	698
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	343	—	—	343
Net realized pension actuarial loss, net of tax	—	—	—	—	—	—	—	—	—	(332)	—	(332)
Balances at September 30, 2020	49,170,477	$15	3,290,050	$1	2,451,706	$(10,949)	$446,739	$51,816	$(6,044)	$(7,854)	$(1,301,187)	$(827,463)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2021	49,242,225	$15	3,290,050	$1	2,451,706	$(10,949)	$446,739	$52,183	$(7,419)	$(17,064)	$(1,390,038)	$(926,532)
Net loss January 1 to March 31, 2021	—	—	—	—	—	—	—	—	—	—	(39,200)	(39,200)
Equity-based compensation	—	—	—	—	—	—	—	387	—	—	—	387
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	100	—	—	100
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(157)	—	(157)
Preferred shares converted to Common Stock	223,413	—	(510,681)	—	—	—	—	—	—	—	—	—
Payment for fractional shares on Reverse Stock Split	(5,445)	—	—	—	—	—	(14)	—	—	—	—	(14)
Issuance of Common Stock from private placement	9,731,819	1	—	—	—	—	25,079	—	—	—	—	25,080
Balances at March 31, 2021	59,192,012	$16	2,779,369	$1	2,451,706	$(10,949)	$471,804	$52,570	$(7,319)	$(17,221)	$(1,429,238)	$(940,336)
Net loss April 1, 2021 to June 30, 2021	—	—	—	—	—	—	—	—	—	—	(19,367)	(19,367)
Equity-based compensation	—	—	—	—	—	—	—	593	—	—	—	593
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,444)	—	—	(1,444)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(85)	—	(85)
Preferred shares converted to Common Stock	564	—	(1,258)	—	—	—	—	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	11,216,706	1	—	—	—	—	17,372	—	—	—	—	17,373
Balances at June 30, 2021	70,409,282	$17	2,778,111	$1	2,451,706	$(10,949)	$489,176	$53,163	$(8,763)	$(17,306)	$(1,448,605)	$(943,266)
Net loss July 1, 2021 to September 30, 2021	—	—	—	—	—	—	—	—	—	—	(13,214)	(13,214)
Equity-based compensation	—	—	—	—	—	—	—	348	—	—	—	348
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	99	—	—	99
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	472	—	472
Issuance of Common Stock from at the market offerings, net of offering costs	95,787,463	9	—	—	—	—	222,717	—	—	—	—	222,726
Balances at September 30, 2021	166,196,745	$26	2,778,111	$1	2,451,706	$(10,949)	$711,893	$53,511	$(8,664)	$(16,834)	$(1,461,819)	$(732,835)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the nine months ended September 30, 2021 and 2020

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(71,781)	$(89,677)
Adjustments to reconcile net loss
Depreciation and amortization	58,113	68,127
Original issue discount and debt issuance cost amortization	11,684	10,979
Gain on early extinguishment of debt, net	(28,070)	—
Provision for doubtful accounts	2,427	415
Deferred income tax provision	484	(417)
Share-based compensation expense	1,519	2,480
Unrealized foreign currency losses	(604)	(499)
Gain on sale of assets	(112)	(44,868)
Fair value adjustment for interest rate swap	(125)	23
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	14,440	44,197
Prepaid expenses and other assets	(4,329)	(8,012)
Accounts payable and accrued liabilities	(57,433)	(48,257)
Related party payables	604	(362)
Additions to outsource contract costs	(405)	(289)
Net cash used in operating activities	(73,588)	(66,160)

Cash flows from investing activities
Purchase of property, plant and equipment	(6,950)	(6,893)
Additions to internally developed software	(951)	(2,988)
Cash paid for acquisition, net of cash received	—	(12,500)
Proceeds from sale of assets	4,252	50,126
Net cash provided by (used in) investing activities	(3,649)	27,745

Cash flows from financing activities
Proceeds from issuance of Common Stock from private placement	25,065	—
Proceeds from issuance of Common Stock from at the market offerings	249,169	—
Cash paid for equity issuance costs from at the market offerings	(9,060)	—
Borrowings under factoring arrangement and Securitization Facilities	102,141	166,786
Principal repayment on borrowings under factoring arrangement and Securitization Facilities	(105,112)	(84,121)
Lease terminations	(125)	(331)
Cash paid for debt issuance costs	—	(12,708)
Principal payments on finance lease obligations	(8,446)	(9,614)
Borrowings from senior secured revolving facility	3,000	29,750
Repayments on senior secured revolving facility	(55)	(14,200)
Borrowings from other loans	8,537	28,626
Cash paid for debt repurchases	(58,607)	—
Principal repayments on senior secured term loans and other loans	(28,512)	(37,283)
Net cash provided by financing activities	177,995	66,905
Effect of exchange rates on cash	(78)	619
Net increase in cash and cash equivalents	100,680	29,109
Cash, restricted cash, and cash equivalents
Beginning of period	70,309	14,099
End of period	$170,989	$43,208

Supplemental cash flow data:
Income tax payments, net of refunds received	$2,766	$2,767
Interest paid	137,862	140,751
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	2,754	2,472
Leasehold improvements funded by lessor	125	—
Settlement gain on related party payable to Ex-Sigma 2	—	1,287
Accrued capital expenditures	2,495	1,699

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

Substantial doubt regarding the Company’s ability to meet its obligation as they become due within one year after the date of the financial statements are issued which existed prior to second quarter of 2021, no longer exists from second quarter of 2021 onwards.

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

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) was calculated using the if-converted method. As of September 30, 2021, the outstanding shares of the Company’s Series A Preferred Stock, if converted would have resulted in an additional 1,276,902 shares of Common Stock outstanding, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive (i.e., reduces the net loss per share).

The Company was originally incorporated as a special purpose acquisition company under the name Quinpario Acquisition Corp 2 (“Quinpario”), which changed its name to Exela Technologies, Inc. in July 2017. The Company also did not include the effect of 35,000,000 warrants sold in the Quinpario Initial Public Offering (“IPO”), the effect of 9,731,819 warrants sold in a private placement of securities on March 18, 2021 or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units, performance units and options of 10,639,738 and

1,725,249 as of September 30, 2021 and 2020, respectively, in the calculation of diluted loss per share for the three and nine months ended September 30, 2021 and 2020, because their effects were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss attributable to common stockholders (A)	$(14,036)	$(29,294)	$(72,505)	$(90,071)
Weighted average common shares outstanding - basic and diluted (B)	150,655,012	49,170,477	87,958,170	49,135,159
Loss Per Share:
Basic and diluted (A/B)	$(0.09)	$(0.60)	$(0.82)	$(1.83)

The weighted average common shares outstanding - basic and diluted, in the table above, exclude in each case the 1,523,578 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action which became treasury stock.

Sale of Non-Core Assets

On March 16, 2020, the Company and its indirect wholly owned subsidiaries, Merco Holdings, LLC and SourceHOV Tax, LLC entered into a Membership Interest Purchase Agreement with Gainline Source Intermediate Holdings LLC at which time Gainline Source Intermediate Holdings LLC acquired all of the outstanding membership interests of SourceHOV Tax, LLC for $40.0 million subject to adjustment as set forth in the purchase agreement. The Company recognized a gain of $35.5 million on the sale of SourceHOV Tax, LLC during the first quarter of 2020. The gain on sale of SourceHOV Tax, LLC is included in Other expense (income), net in the condensed consolidated statements of operations for the nine months ended September 30, 2020.

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

Recently Issued Accounting Pronouncements

In July 2021, the FASB issued ASU no. 2021-05, Leases (Topic 842): Lessors — Certain Leases with Variable Lease Payments. The ASU requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease on the commencement date of the lease if specified criteria are met. The ASU is applied prospectively and is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that adopting this standard will have on the consolidated financial statements.

In May 2021, the FASB issued ASU no. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force). The ASU requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the ASU, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. The ASU is applied prospectively and is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that adopting this standard will have on the consolidated financial statements.

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

Disaggregation of Revenues

The Company is organized into three segments: Information & Transaction Processing Solutions (“ITPS”), Healthcare Solutions (“HS”), and Legal & Loss Prevention Services (“LLPS”) (See Note 13). The following tables disaggregate revenue from contracts by segment and by geographic region for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021				2020
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$157,207	$53,995	$16,930	$228,132	$178,075	$54,209	$16,706	$248,990
EMEA	46,561	—	—	46,561	51,232	—	—	51,232
Other	4,536	—	—	4,536	5,058	—	—	5,058
Total	$208,304	$53,995	$16,930	$279,229	$234,365	$54,209	$16,706	$305,280

	Nine Months Ended September 30,
	2021				2020
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$492,620	$161,292	$53,564	$707,476	$592,238	$167,424	$49,524	$809,186
EMEA	150,662	—	—	150,662	152,222	—	—	152,222
Other	14,156	—	—	14,156	17,045	—	—	17,045
Total	$657,438	$161,292	$53,564	$872,294	$761,505	$167,424	$49,524	$978,453

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Accounts receivable, net	$187,819	$206,868
Deferred revenues	17,138	16,919
Customer deposits	15,688	21,277
Costs to obtain and fulfill a contract	2,522	3,295

Accounts receivable, net includes $25.6 million and $23.2 million as of September 30, 2021 and December 31, 2020, respectively, representing amounts not yet billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $15.2 million during the nine months ended September 30, 2021 that had been deferred as of December 31, 2020.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. We recognized $1.2 million of amortization for these costs for the nine months ended September 30, 2021 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of September 30, 2021 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2021	$12,123
2022	39,624
2023	33,794
2024	29,611
2025	27,748
2026 and thereafter	302
Total	$143,202

4.     Intangibles Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	September 30, 2021
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,306	$(306,646)	$201,660
Developed technology	88,553	(87,486)	1,067
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	16,690	(14,168)	2,522
Internally developed software	48,094	(25,888)	22,206
Assembled workforce	4,473	(3,075)	1,398
Purchased software	26,749	(4,904)	21,845
Intangibles, net	$701,265	$(445,267)	$255,998

	December 31, 2020
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,485	$(278,306)	$230,179
Developed technology	88,553	(87,111)	1,442
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	16,331	(13,036)	3,295
Internally developed software	47,182	(20,152)	27,030
Assembled workforce	4,473	(2,237)	2,236
Purchased software	26,749	(3,567)	23,182
Intangibles, net	$700,173	$(407,509)	$292,664

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2021 and 2020 is net of accumulated impairment losses of $44.1 million. Carrying amount of $5.3 million as at September 30, 2021 represents indefinite-lived intangible asset.

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with its clients. The Company is organized into three segments: ITPS, HS, and LLPS (See Note 13).

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2020 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at December 31, 2020 (a)
ITPS	$254,120	$—	$—	$—	$10	$254,130
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$359,771	$—	$—	$—	$10	$359,781

	Balances as at January 1, 2021 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at September 30, 2021 (a)
ITPS	$254,130	$—	$(825)	$—	$(525)	$252,780
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$359,781	$—	$(825)	$—	$(525)	$358,431

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to ITPS is $316.5 million as at September 30, 2021; and $317.5 million as at December 31, 2020 and December 31, 2019. Accumulated impairment relating to LLPS is $243.4 million as at September 30, 2021, December 31, 2020 and December 31, 2019.

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

Senior Credit Facilities

On July 12, 2017, the Company entered into a First Lien Credit Agreement (“Credit Agreement” or “First Lien Credit Agreement”) with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022. As of September 30, 2021 and December 31, 2020, the Company had outstanding irrevocable letters of credit totaling approximately $15.0 million and $19.5 million, respectively, under the senior secured revolving facility.

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

Repurchases

In July 2021 the Company commenced a debt buyback program to repurchase Notes and senior secured term loan under the Credit Agreement, which is ongoing. During the three and nine months ended September 30, 2021, we repurchased $54.5 million of the outstanding $1.0 billion aggregate principal amount of our Notes for a net cash consideration of $40.2 million through September 30, 2021. The gain on early extinguishment of debt for the Notes during the three and nine months ended September 30, 2021 totaled $13.7 million and is inclusive of $0.5 million and $0.2 million write off of original issue discount and debt issuance costs, respectively. During the three and nine months ended September 30, 2021, we also settled repurchase of $35.1 million of the outstanding $355.1 million aggregate principal amount of our senior secured term loan under the Credit Agreement for a net cash consideration of $19.0 million through September 30, 2021. The gain on early extinguishment of debt for the senior secured term loan during the three and nine months ended September 30, 2021 totaled $14.4 million and is inclusive of $0.4 million and $1.4 million write off of original issue discount and debt issuance costs, respectively. Gain on the early extinguishment of debt during the nine months ended September 30, 2021 is reported within Gain on early extinguishment of debt, net within our condensed consolidated statements of operations.

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

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are identified as VIEs and consolidated into the Company’s financial statements following VIE consolidation model under ASC 810. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bears interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%. As of September 30, 2021, there were borrowings of $91.9 million outstanding under the Securitization Facility.

Long-Term Debt Outstanding

As of September 30, 2021 and December 31, 2020, the following long-term debt instruments were outstanding:

	September 30,	December 31,
	2021	2020
Other (a)	$29,589	37,653
Term loan under first lien credit agreement (b)	301,319	343,597
Senior secured notes (c)	934,582	984,216
Secured borrowings under Securitization Facility	91,947	91,947
Revolver	83,488	80,543
Total debt	1,440,925	1,537,956
Less: Current portion of long-term debt	(114,346)	(39,952)
Long-term debt, net of current maturities	$1,326,579	$1,498,004

(a)	Other debt represents outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $3.1 million and $11.0 million as of September 30, 2021 and $4.8 million and $17.1 million as of December 31, 2020.
(c)	Net of unamortized debt discount and debt issuance costs of $7.8 million and $3.1 million as of September 30, 2021 and $11.3 million and $4.5 million as of December 31, 2020.

6.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $1.4 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded an income tax expense of $3.4 million for each of the nine months ended September 30, 2021 and 2020.

The Company's ETR of (12.2%) and (5.0%) for the three and nine months ended September 30, 2021 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three and nine months ended September 30, 2020, the Company’s ETR of (1.1%) and (4.0%) differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s U.S. disallowed interest expense carryforwards created by the provisions of the TCJA.

As of September 30, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2020.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of September 30, 2021 and December 31, 2020 the Company recorded actuarial losses of $16.8 million and $17.1 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service cost	$19	$19	$57	$57
Interest cost	425	494	1,275	1,482
Expected return on plan assets	(606)	(639)	(1,818)	(1,917)
Amortization:
Amortization of prior service cost	45	25	135	75
Amortization of net loss	840	430	2,520	1,290
Net periodic benefit cost	$723	$329	$2,169	$987

The Company records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $2.4 million and $1.8 million to its pension plans during the nine months ended September 30, 2021 and 2020, respectively. The Company has funded the pension plans with the required contributions for 2021 based on current plan provisions.

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

SourceHOV appealed the judgment in the Appraisal Action on September 30, 2020. On January 22, 2021, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery in favor of the petitioners. To date, SourceHOV has paid $1.8 million toward the judgment in the Appraisal Action, and the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

The petitioners have filed additional actions to recognize the judgment against SourceHOV, an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV, and an action against SourceHOV and certain of its directors and officers alleging creditor derivative claims relating to the Company’s securitization facilities. In early February 2021, petitioners also filed a motion for a preliminary injunction in the derivative action in which they sought a court order to force Exela to set aside sufficient assets for SourceHOV to pay the potential judgment in the derivative action prior to paying other creditors or, in the alternative, to pay all creditors, including the creditors of SourceHOV, on a pari passu basis. The Delaware Court of Chancery denied the motion seeking the preliminary injunction on April 29, 2021. The Company believes that it has valid defenses to these ancillary proceedings and has moved to dismiss them, however there can be no assurance that the Company will be successful; for example, on May 25, 2021, the Court of Chancery issued an opinion granting in part and denying in part the Company’s motion to dismiss the unjust enrichment and veil piercing claims. In its opinion, the Court dismissed the petitioners’ claim for unjust enrichment, but concluded the petitioners had pled allegations that, if demonstrated to be true, stated a claim for veil piercing, including reverse veil piercing. The Court of Chancery has scheduled trial in the reverse veil piercing matters for October 24-26, 2022. Based on the status of the ancillary proceedings, the Company believes that this matter is not likely to be fully resolved through the courts within the next four fiscal quarters.

As a result of the Appraisal Action and following repayment of the Margin Loan by Ex-Sigma 2, LLC (“Ex-Sigma 2”) 1,523,578 shares of our Common Stock issued to Ex-Sigma 2, our largest shareholder following the Novitex Business Combination, were returned to the Company during the first quarter of 2020.

As of September 30, 2021, the Company has an accrued liability of $62.3 million for the Appraisal Action based on the judgment received on January 30, 2020 plus accrued interest, which is management’s best estimate of the total payment obligation as of such date.

Adverse Arbitration Order

In April 2020, one of the Company's Nordic subsidiaries commenced an arbitration in Finland against a customer alleging breach of contract and other damages in connection with an outsourcing services agreement and transition services agreement executed in 2017. In September 2020, the customer submitted counterclaims against the Company in an aggregate amount in excess of €10.0 million. Following an expedited arbitration, in late November 2020, the arbitrator awarded the customer approximately $13.0 million in the aggregate for the counterclaimed damages and costs. The Company filed an application to annul the award in late January 2021 with the relevant court asserting, among other bases, that the arbitrator violated due process and procedural rules by disallowing the Company’s witness and expert testimony and maintaining the expedited format following the assertion of significant counterclaims which would ordinarily have required the application of normal rather than expedited rules. On May 28, 2021, the parties entered into a settlement agreement resolving this dispute for a total of $8.8 million including the reimbursement of certain third party charges. The Company had accrued a liability balance of $9.7 million for this matter as of the settlement date. Accordingly, on settlement the Company reversed the additional $0.9 million accrued for the matter. As of September 30, 2021, there was a net outstanding balance of $3.8 million for this matter included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

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

9.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of September 30, 2021, and December 31, 2020, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan and secured notes at approximately 78.0% and 77.5% respectively, of the respective principal balance outstanding as of September 30, 2021. The fair values of secured borrowings under the Company’s securitization facility and senior secured revolving credit facility are equal to the respective carrying values. Other debt represents the Company's outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

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

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2021, and December 31, 2020:

	Carrying	Fair	Fair Value Measurements
As of September 30, 2021	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,326,579	$1,069,435	$—	$1,069,435	$—
Nonrecurring assets and liabilities:
Goodwill	358,431	358,431	—	—	358,431

	Carrying	Fair	Fair Value Measurements
As of December 31, 2020	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,498,004	$604,775	$—	$604,775	$—
Interest rate swap liability	125	125	—	125	—
Acquisition contingent liability	300	300	—	—	300
Nonrecurring assets and liabilities:
Goodwill	359,781	359,781	—	—	359,781

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

A summary of restricted stock unit activities under the 2018 Plan for the nine months ended September 30, 2021 is summarized in the following table:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Units	Date Fair Value	(Years)	Intrinsic Value
Outstanding Balance as of December 31, 2020	26,455	$3.78	0.91	$50
Granted	688,344	2.70
Forfeited	(53,334)	2.73
Vested	(13,227)	3.78
Outstanding Balance as of September 30, 2021	648,238	$2.72	0.39	$1,761

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the nine months ended September 30, 2021 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period	Aggregate
	Outstanding	Date Fair Value	Exercise Price	(Years)	Intrinsic Value (2)
Outstanding Balance as of December 31, 2020	1,635,700	$5.67	$11.89	1.42	$—
Granted	—	—
Exercised	—	—
Forfeited	(144,200)	6.17
Expired	—	—
Outstanding Balance as of September 30, 2021 (1)	1,491,500	$5.62	$11.77	0.86	$—

(1) 569,880 of the outstanding options are exercisable as of September 30, 2021.

(2) Exercise prices of all of the outstanding options are higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value is zero.

As of September 30, 2021, there was approximately $2.1 million of total unrecognized compensation expense related to non-vested restricted stock unit awards and stock option awards under the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $0.4 million and $1.3 million related to restricted stock unit awards and stock option awards under the 2018 Plan for the three and nine months ended September 30, 2021, respectively, and $0.7 million and $2.5 million for the three and nine months ended September 30, 2020, respectively.

Market Performance Units

On September 14, 2021, the Company granted its Executive Chairman performance units with a market performance condition, which are notional units representing the right to receive one share of common stock of the Company (or the cash value of one share of common stock). Until such time that the Company obtains the approval of the stockholders of the Company regarding an increase to the number of shares authorized for issuance under its 2018 Plan in accordance with NASDAQ Listing Rule 5635(a), these performance units will be settled in cash, and following such shareholder approval, at the election of the compensation committee of the Company, may be settled in cash or in shares of common stock of the Company. Until such time that the increase to the share reserve is approved, the performance units will be subject to the terms and conditions of the 2018 Plan as though granted thereunder, but will not be considered an award that is outstanding under the plan, and following such time that the plan amendment is approved, will constitute an award under the 2018 Plan.

Fifty percent of the performance units covered by the award will vest if, at any time during the period commencing September 14, 2021 and ending June 30, 2024, the volume weighted average of the reported closing price of the Company’s common stock is $10 per share or greater on (x) 60 consecutive trading days or (y) 90 non-consecutive trading days in any 180 day period (the “Tranche 1”). In addition, the remaining 50% of the performance units will vest if, at any time during the period commencing September 14, 2021 and ending June 30, 2025, the volume weighted average of the reported closing prices of the Company’s common stock is $20 per share or greater on (x) 60 consecutive trading days or (y) 90 non-consecutive trading days in any 180 day period (the “Tranche 2”). Any Tranche 1 and Tranche 2 units that are not earned by June 30, 2024 and June 30, 2025 (the “Expiration date”), respectively, will be forfeited for no consideration and will no longer be eligible to vest. In addition, if a change in control occurs prior to the applicable expiration date, if the performance units are assumed by the acquirer, the units will remain outstanding and eligible to vest based solely on his continued service to the Company. If in connection with such change in control the performance units are not assumed by an acquirer, a number of performance units will vest based on the per share price paid in the transaction, with 0% vesting if the per share price is equal to or less than $2.00 per share, and 100% of the Tranche 1 vesting if the per share price is equal to or greater than $10 and 100% of the Tranche 2 vesting if the per share price is equal to or greater than $20, and a number of Tranche 1 and Tranche 2 vesting determined based on a straight line interpolation if the share price is between $2.00 and $10.00 or $20.00, respectively. In addition, if there is a change in control that is principally negotiated and approved by, and recommended to the Company’s shareholders by, a special committee of independent directors which committee does not include the Executive Chairman, and neither he nor any of his affiliates is directly or indirectly an equity holder of the acquiring Company, and the Tranche 1 are not assumed by an acquirer in connection with such transaction, all of his then unvested Tranche 1 will vest, and the Tranche 2 would be eligible for the pro rata vesting described above. The Executive Chairman will remain eligible to earn his performance units so long as he remains employed with the Company as Executive Chairman through December 31, 2023 and following such date he remains engaged with the Company in any capacity, including as a non-employee director.

The fair value of the awards was determined to be $1.48 and $1.51 for Tranche 1 and Tranche 2, respectively, on the grant date by application of the Monte Carlo simulation model. The following table summarizes the activity for the market performance restricted stock units for the nine months ended September 30, 2021:

Weighted Average
		Weighted	Period Over
	Number	Average Grant	Which Expected
	of Units	Date Fair Value	to be Recognized
Outstanding Balance as of December 31, 2020	—	$—	—
Granted	8,500,000	1.50
Forfeited	—	—
Vested	—	—
Outstanding Balance as of September 30, 2021	8,500,000	$1.50	3.2

As of September 30, 2021, there was approximately $12.5 million of total unrecognized compensation expense related to non-vested performance unit awards, which will be recognized over the requisite service period. As of September 30, 2021 the aforesaid 2018 Plan amendment is not approved, therefore at present performance units are cash-settled award and accounted for as a liability classified award. We recognized $0.2 million compensation expense associated with the performance unit award for the three and nine months ended September 30, 2021.

11.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock or as provided for in the Director Nomination Agreement to which the Company is party, the holders of our Common Stock possess all voting power for the election of our board of directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. During the nine months ended September 30, 2021, 511,939 shares of Series A Preferred Stock were converted into 223,977 shares of Common Stock. As of September 30, 2021 and December 31, 2020, there were 166,196,745 and 49,242,225 shares of Common Stock outstanding, respectively.

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

Common Stock At-The-Market Sales Program

On May 27, 2021, the Company entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”), as distribution agents (the “Distribution Agents”) under which the Company may offer and sell shares of the Company’s Common Stock from time to time through the Distribution Agents, acting as sales agent or principal. Sales of the shares of Common Stock under the ATM Agreement, will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the Nasdaq or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the ATM Agreement are offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-255707), filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2021, and declared effective on May 12, 2021 (the “2021 Registration Statement”), and the prospectus dated May 12, 2021 included in the 2021 Registration Statement and the related prospectus supplement for sales of shares of Common Stock with an aggregate offering price of up to $100.0 million dated May 27, 2021 (“Common ATM Program–1”), prospectus supplement for sales of shares of Common Stock with an aggregate offering price of up to $150.0 million dated June 30, 2021 (“Common ATM Program–2”) and prospectus supplement for sales of shares of Common Stock with an aggregate offering price of up to $250.0 million dated September 30, 2021 (“Common ATM Program–3”). The Company began selling shares under the Common ATM Program–1 on May 28, 2021, and through July 1, 2021, the Company had issued 49,423,706 shares of Common Stock at a weighted average price of $2.008 per share, generating gross proceeds of $99.3 million and net proceeds of $95.7 million, after offering expenses to culminate the Common ATM Program–1. The Company began selling shares under the Common ATM Program–2 on June 30, 2021, and through September 2, 2021, the Company had issued 57,580,462 shares of Common Stock at a weighted average price of $2.603 per share, generating gross proceeds of $149.9 million and net proceeds of $144.4 million, after offering expenses to culminate the Common ATM Program–2. The Company did not sell any share under the Common ATM Program–3 during the three and nine months ended September 30, 2021.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At September 30, 2021 and December 31, 2020, the Company had 2,778,111 shares and 3,290,050 shares of Series A Preferred Stock outstanding, respectively. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder's option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of September 30, 2021, after taking into account the effect of the Reverse Stock Split, each outstanding share of Series A Preferred Stock was convertible into 0.4596 shares of Common Stock using this conversion formula. Accordingly, as of September 30, 2021, 1,276,902 shares of Common Stock were issuable upon conversion of the remaining 2,778,111 shares of Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Liquidation Preference") per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date through December 31, 2020 the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation for the three months ended September 30, 2021 was $0.8 million. However, as a result of 511,939 shares of Series A Preferred Stock being converted into 223,977 shares of Common Stock during the nine months ended September 30, 2021, accumulated dividend of $1.8 million was reversed, resulting in a net dividend accumulation of $0.7 million for the nine months ended September 30, 2021. Similarly, the gross dividend accumulation for the three months ended September 30, 2020 was $1.0 million. However, as a result of 1,004,183 shares of Series A Preferred Stock being converted into 409,238 shares of Common Stock during the first quarter of 2020, accumulated dividend of $2.3 million was reversed, resulting in a net dividend accumulation of $0.4 million for the nine months ended September 30, 2020. As of September 30, 2021, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 is $11.5 million. The per share average of cumulative preferred dividends for each of the three and nine months ended September 30, 2021 is $0.3. The per share average of cumulative preferred dividends for the three and nine months ended September 30, 2020 is $0.3 and $0.1, respectively.

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

Treasury Stock

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company was permitted to purchase up to 1,666,667 shares of Common Stock. The Share Buyback Program has expired. As of September 30, 2021, 929,049 shares had been repurchased under the Share Buyback Program and they are held as treasury stock. The Company records treasury stock using the cost method.

During the first quarter of 2020, 1,523,578 shares of Common Stock were returned to the Company by Ex-Sigma 2 in connection with the Appraisal Action. These shares are also included in treasury stock.

Warrants

At September 30, 2021, there were warrants outstanding to purchase 15,565,152 shares of our Common Stock, consisting of 35,000,000 warrants to purchase one-sixth of one share outstanding from our 2015 IPO and 9,731,819 warrants to purchase one share from the private placement that was completed in March 2021.

IPO Warrants

As part of its IPO, Quinpario had issued 35,000,000 units comprising one share of Common Stock and one warrant of which 34,986,302 have been separated from the original unit and 13,698 warrants remain an unseparated part of the originally issued units (the Common Stock included in these originally issued units (adjusted to reflect the Reverse Split) have been accounted for in the number of shares of Common Stock outstanding referred to above). The warrants traded on the OTC Pink under the symbol “XELAW” as of September 30, 2021.

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

Each private placement warrant entitles the holder to purchase one share of Common Stock, at an exercise price of $4.00 per share and will expire on September 19, 2026. The private placement warrants are not traded as of September 30, 2021 and are not subject to redemption by the Company.

12.   Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, together with certain affiliated entities controlled by HandsOn Global Management LLC, “HGM”) of less than $0.1 million for each of the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021, HGM beneficially owned approximately 14.7% of the Company’s Common Stock, including shares controlled pursuant to voting agreements (as described below) and shares issuable upon conversion of Series A Preferred Stock. Certain members of our Board of Directors, including our Executive Chairman, are also affiliated with HGM.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees relating to these agreements of $1.5 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. The Company incurred fees relating to these agreements of $4.2 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was $0.1 million for each of the three months ended September 30, 2021 and 2020, and $0.2 million for each of the nine months ended September 30, 2021 and 2020, respectively. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $0.3 million for each of the three months ended September 30, 2021 and 2020, and $1.0 million for each of the nine months ended September 30, 2021 and 2020. These expenses are included in cost of revenue in the consolidated statements of operations.

The Company is obligated to reimburse certain reimbursable expenses incurred by Ex-Sigma 2, the former majority shareholder of the Company, under the terms of the Consent, Waiver and Amendment dated June 15, 2017, by and among the Company, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., SourceHOV, Novitex, Novitex Parent, L.P., Ex Sigma LLC (“Ex-Sigma”), HOVS LLC and HandsOn Fund 4 I, LLC, amending the Novitex Business Combination agreement (the “Consent, Waiver and Amendment”). The Company incurred reimbursable expenses to Ex-Sigma 2 of $0.2 million for the nine months ended September 30, 2020 in connection with legal expenses of Ex-Sigma 2. There were no such reimbursable expenses incurred during the nine months ended September 30, 2021. Ex-Sigma 2 distributed the shares held by it during the first quarter of 2020 and is no longer a shareholder of Exela. Many recipients of these shares have entered into voting agreements in respect of those shares with HGM.

Separately, the Company determined it was obligated to reimburse premium payments of $6.9 million made by Ex-Sigma 2 on the Margin Loan under the terms of the Consent, Waiver and Amendment. Pursuant to a written settlement agreement entered into in June 2020, Ex-Sigma, SourceHOV and the Company agreed that $5.6 million of payments made during the fourth quarter of 2019 would be accepted to fully discharge the Company’s obligation to reimburse Ex-Sigma 2 for the $6.9 million of premium payments. The Company recorded the difference of $1.3 million between the obligation amount and the settlement amount as an increase to additional paid in capital in the condensed consolidated statements of stockholders’ deficit for the nine months ended September 30, 2020.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was less than $0.1 million for each of the three months ended September 30, 2021 and 2020, and $0.1 million for each of the nine months ended September 30, 2021 and 2020.

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

On November 18, 2014, one of the Company's subsidiaries entered into a master services agreement with an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, the Company provided printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. The Company recognized revenue of less than $0.1 million under this agreement for the nine months ended September 30, 2020 in its consolidated statements of operations.

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

On January 18, 2017, one of the Company’s subsidiaries entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC (‘‘Caesars’’). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, the Company provided managed print services to Caesars, including general equipment operation, supply management, support services and technical support. The Company recognized revenue of $0.9 million for the nine months ended September 30, 2020 in its consolidated statements of operations.

On May 5, 2017, one of the Company’s subsidiaries entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provided ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. The Company recognized revenue of $0.3 million under this master services agreement for the nine months ended September 30, 2020 in its consolidated statements of operations.

On July 20, 2017, one of the Company’s subsidiaries entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provided commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $0.9 million and cost of revenue of less than $0.1 million under this master services agreement for the nine months ended September 30, 2020 in its consolidated statements of operations.

Payable and Receivable/Prepayment Balances with Affiliates

Payable and receivable/prepayment balances with affiliates as of September 30, 2021 and December 31, 2020 are as follows below.

	September 30, 2021		December 31, 2020
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$725	$—	$711	$—
Rule 14	—	672	—	44
HGM	—	42	—	52
Oakana	—	1	—	1
	$725	$715	$711	$97

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

	Three months ended September 30, 2021
	ITPS	HS	LLPS	Total
Revenue	$208,304	$53,995	$16,930	$279,229
Cost of revenue (exclusive of depreciation and amortization)	157,721	41,945	12,065	211,731
Segment profit	50,583	12,050	4,865	67,498
Selling, general and administrative expenses (exclusive of depreciation and amortization)				43,244
Depreciation and amortization				19,094
Related party expense				2,744
Interest expense, net				41,757
Gain on early extinguishment of debt, net				(28,070)
Sundry expense, net				136
Other expense, net				366
Net loss before income taxes				$(11,773)

	Three months ended September 30, 2020
	ITPS	HS	LLPS	Total
Revenue	$234,365	$54,209	$16,706	$305,280
Cost of revenue (exclusive of depreciation and amortization)	183,671	39,444	11,107	234,222
Segment profit	50,694	14,765	5,599	71,058
Selling, general and administrative expenses (exclusive of depreciation and amortization)				42,837
Depreciation and amortization				22,095
Related party expense				1,360
Interest expense, net				43,612
Sundry income, net				(434)
Other income, net				(10,414)
Net loss before income taxes				$(27,998)

	Nine months ended September 30, 2021
	ITPS	HS	LLPS	Total
Revenue	$657,438	$161,292	$53,564	$872,294
Cost of revenue (exclusive of depreciation and amortization)	499,892	116,736	36,770	653,398
Segment profit	157,546	44,556	16,794	218,896
Selling, general and administrative expenses (exclusive of depreciation and amortization)				121,519
Depreciation and amortization				58,113
Related party expense				7,199
Interest expense, net				127,755
Gain on early extinguishment of debt, net				(28,070)
Sundry income, net				(438)
Other expense, net				1,169
Net loss before income taxes				$(68,351)

	Nine months ended September 30, 2020
	ITPS	HS	LLPS	Total
Revenue	$761,505	$167,424	$49,524	$978,453
Cost of revenue (exclusive of depreciation and amortization)	614,625	120,522	33,401	768,548
Segment profit	146,880	46,902	16,123	209,905
Selling, general and administrative expenses (exclusive of depreciation and amortization)				140,224
Depreciation and amortization				68,127
Related party expense				4,058
Interest expense, net				129,639
Sundry income, net				(251)
Other income, net				(45,655)
Net loss before income taxes				$(86,237)

14. Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when these condensed consolidated financial statements were issued to determine if they must be reported.

Common Stock At-The-Market Sales Program

In October 2021, we issued an aggregate of 18,632,434 shares of Common Stock under the Common ATM Program–3 at a weighted average price of $1.567 per share, generating gross proceeds of $29.2 million and net proceeds of $28.3 million, after offering expenses.

Debt Repurchases

In October 2021, the Company settled a debt repurchase transaction for $5.0 million principal amount of senior secured loans under the Credit Agreement.

On October 1, 2021, the Company entered into a senior secured notes call agreement which provides the Company an option to purchase $10.0 million of its outstanding Notes in exchange for total consideration of $8.5 million, plus accrued and unpaid interest under the Notes. The call option expires on November 12, 2021, and as of the date of issuance of these condensed consolidated financial statements, this call option remains unexercised.

Exchange Offers

On October 27, 2021, Exela Intermediate LLC and Exela Finance, Inc. wholly owned subsidiaries of the Company, launched offers to exchange (the “Exchange Offers”) up to $225 million in cash and new 11.500% First-Priority Senior Secured Notes due 2026 for the Issuers’ outstanding 10.000% First-Priority Senior Secured Notes due 2023 and first lien term loans, and a solicitation of consents to proposed amendments with respect to the old Notes and the old term loans. The Exchange Offer has not been completed as of the date of issuance of these consolidated financial statements, and there can be no assurance that the Exchange Offer will be consummated.

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

Overview

Exela Technologies, Inc. (“Exela,” the “Company”, “we” or “us”) is a global business process automation leader leveraging a global footprint and proprietary technology to help turn the complex into the simple through user friendly software platforms and solutions that enable our customers’ digital transformation. We have decades of expertise earned from serving more than 4,000 customers worldwide, including many of the world’s largest enterprises and over 60% of the Fortune® 100, in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. Our technology-enabled solutions allow global organizations to address critical challenges resulting from the massive amounts of data obtained and created through their daily operations. Our solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. Through cloud-enabled platforms, built on a configurable stack of automation modules, and approximately 17,500 employees operating in 23 countries, Exela rapidly deploys integrated technology and operations as an end-to-end digital journey partner.

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

As of September 30, 2021, we had approximately 17,500 employees globally, with 55% located in Americas and EMEA, and the remainder located primarily in India, the Philippines and China.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $130.4 million and $148.7 million for the three months ended September 30, 2021 and 2020, respectively. We incurred personnel costs of $395.7 million and $478.9 million for the nine months ended September 30, 2021 and 2020, respectively. The majority of our personnel costs are variable and incurred only while we are providing our services.

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

Results of Operations

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020:

	Three Months Ended September 30,
	2021	2020	Change	% Change
Revenue:
ITPS	$208,304	$234,365	$(26,061)	(11.12)%
HS	53,995	54,209	(214)	(0.39)%
LLPS	16,930	16,706	224	1.34%
Total revenue	279,229	305,280	(26,051)	(8.53)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	157,721	183,671	(25,950)	(14.13)%
HS	41,945	39,444	2,501	6.34%
LLPS	12,065	11,107	958	8.63%
Total cost of revenues	211,731	234,222	(22,491)	(9.60)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	43,244	42,837	407	0.95%
Depreciation and amortization	19,094	22,095	(3,001)	(13.58)%
Related party expense	2,744	1,360	1,384	101.76%
Operating profit (loss)	2,416	4,766	(2,350)	(49.31)%
Interest expense, net	41,757	43,612	(1,855)	(4.25)%
Gain on early extinguishment of debt, net	(28,070)	—	(28,070)	100.00%
Sundry expense (income), net	136	(434)	570	(131.34)%
Other expense (income), net	366	(10,414)	10,780	(103.51)%
Net loss before income taxes	(11,773)	(27,998)	16,225	(57.95)%
Income tax expense	(1,441)	(320)	(1,121)	350.31%
Net loss	$(13,214)	$(28,318)	$15,104	(53.34)%

Revenue

For the three months ended September 30, 2021, our revenue on a consolidated basis decreased by $26.1 million, or 8.5%, to $279.2 million as compared to $305.3 million for the three months ended September 30, 2020. We experienced a revenue decline in our ITPS segment and HS segment of $26.1 million and $0.2 million respectively and revenue increase in our LLPS segments of $0.2 million. Our ITPS, HS, and LLPS segments constituted 74.6%, 19.3%, and 6.1% of total revenue, respectively, for the three months ended September 30, 2021 compared to 76.8%, 17.8%, and 5.5% for the three months ended September 30, 2020. The revenue changes by reporting segment were as follows:

ITPS— For the three months ended September 30, 2021, revenue attributable to our ITPS segment decreased by $26.1 million, or 11.1% compared to the same period in the prior year. The revenue decline is primarily attributable to lower volumes and underutilization of resources as a result of COVID-19 in addition to the impact of exiting contracts and statements of work with certain customers that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”).

HS— For the three months ended September 30, 2021, revenue attributable to our HS segment decreased marginally by $0.2 million, or 0.4% compared to the same period in the prior year.

LLPS— For the three months ended September 30, 2021, revenue attributable to our LLPS segment increased by $0.2 million, or 1.3% compared to the same period in the prior year primarily due to an increase in legal claims administration services.

Cost of Revenue

For the three months ended September 30, 2021, our cost of revenue decreased by $22.5 million, or 9.6%, compared to the three months ended September 30, 2020. The decrease was primarily attributable to our ITPS segment and was primarily driven by corresponding decline in revenues and operational efficiencies. Costs related to our ITPS segment decreased by $26.0 million, or 14.1% while costs related to our HS and LLPS segments increased by $2.5 million, or 6.3% and   $1.0 million, or 8.6%, respectively.

The decrease in cost of revenues on a consolidated basis was primarily due to a decrease in employee-related costs of $15.4 million, lower infrastructure and maintenance costs of $4.8 million and lower pass through and other operating costs of $2.5 million. Cost of revenue for the three months ended September 30, 2021 was 75.8% compared to the 76.7% for the same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses decreased $0.4 million, or 1.0%, to $43.2 million for the three months ended September 30, 2021, compared to $42.8 million for the three months ended September 30, 2020. The decrease was primarily attributable to lower employee related costs by $4.1 million, lower infrastructure costs of $0.3 million offset by higher legal and professional fees of $1.1 million, higher travel expense of $0.2 million and higher operating and other costs of $3.5 million that included a charge of $3.8 million for a settlement loss on our LLPS segment. SG&A expenses increased as a percentage of revenues to 15.5% for the three months ended September 30, 2021 as compared to 14.0% for the three months ended September 30, 2020.

Depreciation & Amortization

Total depreciation and amortization expense was $19.1 million and $22.1 million for the three months ended September 30, 2021 and 2020, respectively. The decrease in total depreciation and amortization expense by $3.0 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Related Party Expenses

Related party expense was $2.7 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively.

Interest Expense

Interest expense was $41.8 million and $43.6 million for the three months ended September 30, 2021 and 2020, respectively. The decrease in interest costs was partially attributable to lower interest on securitization facilities and other interest accruals incurred during the corresponding period in 2020.

Gain on early extinguishment of debt, net

The Company recorded a gain on early extinguishment of debt of $28.1 million in connection with the repurchase of the Notes and Senior Secured Term Loan for a total of $89.6 million for the three months ended September 30, 2021.

Sundry Expense (Income)

The net decrease in sundry income of $0.6 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense (Income)

Other expense, net was $0.4 million for the three months ended September 30, 2021 compared to other income of ($10.4) million for the three months ended September 30, 2020. For the three months ended September 30, 2020, Other income, net was of $(10.4) million primarily due to gain of $9.8 million on the sale of physical records storage and logistics business during the third quarter of 2020.

Income Tax Expense (Benefit)

We had an income tax expense of $1.4 million for the three months ended September 30, 2021 compared with an income tax expense of $0.3 million for the three months ended September 30, 2020. The change in income taxes was primarily attributable to change in our judgment in 2021 related to the realizability of deferred tax assets in certain state and foreign jurisdictions.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020:

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Revenue:
ITPS	$657,438	$761,505	$(104,067)	(13.67)%
HS	161,292	167,424	(6,132)	(3.66)%
LLPS	53,564	49,524	4,040	8.16%
Total revenue	872,294	978,453	(106,159)	(10.85)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	499,892	614,625	(114,733)	(18.67)%
HS	116,736	120,522	(3,786)	(3.14)%
LLPS	36,770	33,401	3,369	10.09%
Total cost of revenues	653,398	768,548	(115,150)	(14.98)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	121,519	140,224	(18,705)	(13.34)%
Depreciation and amortization	58,113	68,127	(10,014)	(14.70)%
Related party expense	7,199	4,058	3,141	77.40%
Operating profit (loss)	32,065	(2,504)	34,569	(1380.55)%
Interest expense, net	127,755	129,639	(1,884)	(1.45)%
Gain on early extinguishment of debt, net	(28,070)	—	(28,070)	100.00%
Sundry income, net	(438)	(251)	(187)	74.50%
Other expense (income), net	1,169	(45,655)	46,824	(102.56)%
Net loss before income taxes	(68,351)	(86,237)	17,886	(20.74)%
Income tax benefit (expense)	(3,430)	(3,440)	10	(0.29)%
Net loss	$(71,781)	$(89,677)	$17,896	(19.96)%

Revenue

For the nine months ended September 30, 2021, our revenue on a consolidated basis decreased by $106.2 million, or 10.8%, to $872.3 million from $978.5 million for the nine months ended September 30, 2020. We experienced revenue declines in both the ITPS and HS segments due to lower transaction volumes since mid-March of 2020 as a result of COVID-19. Our ITPS, HS, and LLPS segments constituted 75.4%, 18.5%, and 6.1% of total revenue, respectively, for the nine months ended September 30, 2021, compared to 77.8%, 17.1%, and 5.1%, respectively, for the nine months ended September 30, 2020. The revenue changes by reporting segment were as follows:

ITPS— For the nine months ended September 30, 2021, revenue attributable to our ITPS segment decreased by $104.1 million, or 13.7% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work from certain customers with revenue that we believe was unpredictable, non-

recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”) in addition to lower transaction volumes as a result of COVID-19.

HS— For the nine months ended September 30, 2021, revenue attributable to our HS segment decreased by $6.1 million, or 3.7% compared to the same period in the prior year primarily due to impact of COVID-19 on our healthcare customers.

LLPS— For the nine months ended September 30, 2021, revenue attributable to our LLPS segment increased by $4.0 million, or 8.2% compared to the same period in the prior year primarily due to an increase in legal claims administration services.

Cost of Revenue

For the nine months ended September 30, 2021, our cost of revenue decreased by $115.2 million, or 15.0%, compared to the three months ended September 30, 2020. In our ITPS and HS segments, the decrease was primarily attributable to the corresponding decline in revenues and operational efficiencies.  Costs in our ITPS segment decreased by $114.7 million, or 18.7%, HS segment costs decreased by $3.8 million, or 3.1% and LLPS segment costs increased by $3.4 million, or 10.1%.

The decrease in cost of revenues on a consolidated basis was primarily due to a decrease in employee-related costs of $67.3 million, lower travel costs of $1.2 million, lower infrastructure and maintenance costs of $19.2 million and lower pass through and other operating costs of $27.5 million. The lower costs were attributable to cost and capacity management as a result of COVID-19 and transition revenue impact during the nine months ended September 30, 2021.

Cost of revenue for the nine months ended September 30, 2021 was 74.9% compared to the 78.5% for the comparable same period in the prior year. The decrease in cost of revenues, as a percentage of revenues by 3.6% was primarily due to the impact of lower costs related to transition revenue that continues to be gradually removed to further improve the gross margin profile of the business.

Selling, General and Administrative Expenses

SG&A expenses decreased $18.7 million, or 13.3%, to $121.5 million for the nine months ended September 30, 2021, compared to $140.2 million for the nine months ended September 30, 2020. The decrease was primarily attributable to lower employee related costs by $18.2 million, lower travel costs of $0.6 million, lower legal and professional fees of $3.9 million, lower infrastructure, maintenance and operating costs of $4.2 million, offset by higher other costs of $8.1 million that included a charge of $3.8 million for  a settlement loss on our LLPS segment. SG&A expenses decreased as a percentage of revenues to 13.9% for the nine months ended September 30, 2021 as compared to 14.3% for the nine months ended September 30, 2020.

Depreciation & Amortization

Total depreciation and amortization expense was $58.1 million and $68.1 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in total depreciation and amortization expense by $10.0 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Related Party Expenses

Related party expense was $7.2 million for the nine months ended September 30, 2021 compared to $4.1 million for the nine months ended September 30, 2020.

Interest Expense

Interest expense was $127.8 million for the nine months ended September 30, 2021 compared to $129.6 million for the nine months ended September 30, 2020.

Gain on early extinguishment of debt, net

The Company recorded a gain on early extinguishment of debt of $28.1 million in connection with the repurchase of the Notes and Senior Secured Term Loan for a total of $89.6 million for the nine months ended September 30, 2021.

Sundry Expense (Income), net

The increase in income by $0.2 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense (Income), net

Other expense, net was $1.2 million for the nine months ended September 30, 2021 compared to other income of ($45.7) million for the nine months ended September 30, 2020. Other income for the nine months ended September 30, 2021 was primarily due to $35.3 million of gain recognized on the sale of SourceHOV Tax, LLC and $9.8 million on the sale of physical records storage and logistics business.

Income Tax Expense (Benefit)

We had an income tax expense of $3.4 million for each of the nine months ended September 30, 2021 and 2020. The tax expense for the nine months ended September 30, 2021 is comparable to the nine months ended September 30, 2020 because the decrease in current expense for the nine months ending September 30, 2021 was offset by the impact of the change in our judgment in 2021 related to the realizability of deferred tax assets in certain state and foreign jurisdictions.

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

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020
Net Loss	$(13,214)	$(28,318)
Taxes	1,441	320
Interest expense	41,757	43,612
Depreciation and amortization	19,094	22,095
EBITDA	49,078	37,709
Optimization and restructuring expenses (1)	4,695	11,258
Transaction and integration costs (2)	1,928	2,564
Non-cash equity compensation (3)	539	698
Other charges including non-cash (4)	8,011	5,729
Loss/(Gain) on sale of assets (5)	(164)	279
Loss/(Gain) on business disposals (6)	—	(9,280)
Gain on early extinguishment of debt, net	(28,070)	—
Loss/(Gain) on derivative instruments (7)	—	(947)
Contract costs (8)	358	684
Adjusted EBITDA	$36,375	$48,694

1.	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options that vested during the year at Ex-Sigma in the case of the SourceHOV 2013 Long Term Incentive Plan assumed by it in connection with the Novitex Business Combination and the Company under the 2018 Stock Incentive Plan.
4.	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
5.	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents a loss/(gain) recognized on the disposal of noncore-business assets.
7.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
8.	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
Net Loss	$(71,781)	$(89,677)
Taxes	3,430	3,440
Interest expense	127,755	129,639
Depreciation and amortization	58,113	68,127
EBITDA	117,517	111,529
Optimization and restructuring expenses (1)	14,990	36,119
Transaction and integration costs (2)	7,927	11,737
Non-cash equity compensation (3)	1,519	2,480
Other charges including non-cash (4)	20,417	15,464
Loss/(Gain) on sale of assets (5)	(2,604)	690
Loss/(Gain) on business disposals (6)	1,296	(44,595)
Gain on early extinguishment of debt, net	(28,070)	—
Loss/(Gain) on derivative instruments (7)	(125)	(507)
Contract costs (8)	1,812	3,295
Litigation reserve	(925)	—
Adjusted EBITDA	$133,754	$136,212

1.	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options that vested during the year at Ex-Sigma in the case of the SourceHOV 2013 Long Term Incentive Plan assumed by it in connection with the Novitex Business Combination and the Company under the 2018 Stock Incentive Plan.
4.	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
5.	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents a loss/(gain) recognized on the disposal of noncore-business assets.
7.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
8.	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

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

At September 30, 2021, cash and cash equivalents totaled $171.0 million and we had no unutilized availability under our senior secured revolving credit facility.

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

As of November 8, 2021, the Company has reduced net debt by $190.0 million under previously announced initiatives. With an objective to increase free cash flows and in order to maintain sufficient liquidity to support profitable growth, the Company is pursuing further reduction in debt and repricing of existing debt. The Company shall continue to pursue the sale of certain non-core businesses that are not central to the Company’s long-term strategic vision and invest in acquisition of businesses that enhance the value proposition. There can be no assurances that any of these initiatives will be consummated or will achieve its desired result.

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

On March 26, 2020, the Delaware Court of Chancery entered a judgment against one of our subsidiaries in the amount of $57.7 million inclusive of costs and interest arising out of the petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (pursuant to which former stockholders of SourceHOV sought, among other things, a determination of the fair value of their 10,304 SourceHOV shares at the time of the Novitex Business Combination) (the “Appraisal Action”), which judgment will continue to accrue interest, until paid, at the legal rate of interest, compounded quarterly. SourceHOV appealed the judgment to the Supreme Court of the State of Delaware on September 30, 2020. On January 22, 2021, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery in favor of the petitioners. As of September 30, 2021, the Company has accrued a liability of $62.3 million for the Appraisal Action based on management’s best estimate of SourceHOV’s total payment obligation including accrued interest as of such date. To date, SourceHOV has paid $1.8 million toward the judgment in the Appraisal Action, and the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

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

In early February 2021, petitioners also filed a motion for a preliminary injunction in the derivative action in which they sought a court order to force Exela to set aside sufficient assets for SourceHOV to pay the potential judgment in the derivative action prior to paying other creditors or, in the alternative, to pay all creditors, including the creditors of SourceHOV, on a pari passu basis. The Delaware Court of Chancery denied the motion seeking the preliminary injunction on April 29, 2021. The Company believes that it has valid defenses to these ancillary proceedings and has moved to dismiss them, however there can be no assurance that the Company will be successful; for example, on May 25, 2021, the Court of Chancery issued an opinion granting in part and denying in part the Company’s motion to dismiss the unjust enrichment and veil piercing claims. In its opinion, the Court dismissed the petitioners’ claim for unjust enrichment, but concluded the petitioners had pled allegations that, if demonstrated to be true, stated a claim for veil piercing, including reverse veil piercing. The Court of Chancery has scheduled trial in the veil piercing matter for October 24-26, 2022. Based on the status of the ancillary proceedings, the Company believes that this matter is not likely to be fully resolved through the courts within the next four fiscal quarters, however, if the petitioners are ultimately successful in their efforts to accelerate payment of the entire judgment, such action could have a material adverse effect on our liquidity and/or cause certain of our secured lenders to take action adverse to us.

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

On May 27, 2021, the Company entered into an At Market Issuance Sales Agreement (“ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”), as distribution agents (the “Distribution Agents”) under which the Company may offer and sell shares of the Company’s Common Stock from time to time through the Distribution Agents, acting as sales agent or principal. Sales of the shares of Common Stock under the ATM Agreement, will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the Nasdaq or on any other existing trading market for the Common

Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the ATM Agreement are offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-255707), filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2021, and declared effective on May 12, 2021 (the “2021 Registration Statement”), and the prospectus dated May 12, 2021 included in the 2021 Registration Statement and the related prospectus supplement for sales of shares of Common Stock with an aggregate offering price of up to $100 million dated May 27, 2021 (“Common ATM Program–1”), prospectus supplement for sales of shares of Common Stock with an aggregate offering price of up to $150 million dated September 30, 2021 (“Common ATM Program–2”) and prospectus supplement for sales of shares of Common Stock with an aggregate offering price of up to $250.0 million dated September 30, 2021 (“Common ATM Program–3”). The Company began selling shares under the Common ATM Program–1 on May 28, 2021 and through July 1, 2021, the Company had issued 49,423,706 shares of Common Stock at a weighted average price of $2.008 per share, generating gross proceeds of $99.3 million and net proceeds of $95.7 million, after offering expenses to culminate the Common ATM Program–1. The Company began selling shares under the Common ATM Program–2 on June 30, 2021 and through September 2, 2021, the Company had issued 57,580,462 shares of Common Stock at a weighted average price of $2.603 per share, generating gross proceeds of $149.9 million and net proceeds of $144.4 million, after offering expenses to culminate the Common ATM Program–2. The Company did not sell any share under the Common ATM Program–3 during the three and nine months ended September 30, 2021.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change
Net cash used in operating activities	$(73,588)	$(66,160)	$(7,428)
Net cash provided by (used in) investing activities	(3,649)	27,745	(31,394)
Net cash provided by financing activities	177,995	66,905	111,090
Subtotal	100,758	28,490	72,268
Effect of exchange rates on cash	(78)	619	(697)
Net increase in cash and cash equivalents	100,680	29,109	71,571

Analysis of Cash Flow Changes between the nine months ended September 30, 2021 and September 30, 2020

Operating Activities—The increase of $7.4 million in net cash used in operating activities for the nine months ended September 30, 2021 was primarily due to lower cash inflows provided by accounts receivable and higher cash outflows used in accounts payable as compared to prior year. This increase in cash used in operating activities was partially offset by higher cash provided by operating profits. The operating profits increased by $24.6 million excluding depreciation and amortization.

Investing Activities—The decrease of $31.4 million in net cash provided by investing activities for the nine months ended September 30, 2021 was primarily due to $50.0 million cash proceeds received from asset sales in 2020 offset by $12.5 million used in partial settlement of the liabilities related to the healthcare acquisition announced in early 2019 and lower additions to property, plant and equipment and development of internal software in 2021.

Financing Activities— Cash provided by financing activities during the nine months ended September 30, 2021 was $178.0 million, primarily as a result of $265.2 million of net proceeds from equity offerings offset by repayments of our term loans and debt repurchases of $115.4 million.

Cash provided by financing activities during the nine months ended September 30, 2020 was $66.9 million, primarily as a result of $82.7 million of net proceeds from the A/R Facility and other factoring facilities offset by a net total of $15.7 million from other debt, repayments of our term loan, debt issuance costs and lease obligation payments.

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

The Term Loans bear interest at a rate per annum of, at the Company’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans. The Term Loans will mature on July 12, 2023. As of September 30, 2021, the interest rate applicable for the first lien senior secured term loan was 7.5%.

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

Letters of Credit

As of September 30, 2021 and December 31, 2020, we had outstanding irrevocable letters of credit totaling approximately $15.0 million and $19.5 million, respectively, under the Credit Agreement’s senior secured revolving facility.

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

Repurchases

In July 2021 the Company commenced a debt buyback program to repurchase Notes and senior secured term loan under the Credit Agreement, which is ongoing. During the three and nine months ended September 30, 2021, we repurchased $54.5 million of the outstanding $1.0 billion aggregate principal amount of our Notes for a net cash consideration of $40.2 million through September 30, 2021. The gain on early extinguishment of debt for the Notes during the three and nine months ended September 30, 2021 totaled $13.7 million and is inclusive of $0.5 million and $0.2 million write off of original issue discount and debt issuance costs, respectively. During the three and nine months ended September 30, 2021, we also settled repurchase of $35.1 million of the outstanding $355.1 million aggregate principal amount of our senior secured term loan under the Credit Agreement for a net cash consideration of $19.0 million through September 30, 2021. The gain on early extinguishment of debt for the senior secured term loan during the three and nine months ended September 30, 2021 totaled $14.4 million and is inclusive of $0.4 million and $1.4 million write off of original issue discount and debt issuance costs, respectively.

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

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are consolidated into the Company’s financial statements. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bears interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%. As of September 30, 2021, there were borrowings of $91.9 million outstanding under the Securitization Facility.

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

Off Balance Sheet Arrangements

At September 30, 2021 we had no material off balance sheet arrangements, except letters of credit described above under Liquidity and Capital Resources. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At September 30, 2021, we had $1,440.9 million of debt outstanding, with a weighted average interest rate of 9.4%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $14.4 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018. The interest rate swap contract expired in January 2021.

The interest rate swap, which was used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other expense (income), net. Other expense (income), net includes a gain of $0.1 million and a loss of $0.4 million related to changes in the fair value of the interest rate swap for the nine months ended September 30, 2021 and 2020, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Appraisal Action

On September 21, 2017, former stockholders of SourceHOV, who owned 10,304 shares of SourceHOV common stock, filed an Appraisal Action. The Appraisal Action arose out of a preliminary transaction in connection with the Novitex Business Combination, and the petitioners sought, among other things, a determination of the fair value of their shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. During the trial the parties and their experts offered competing valuations of the SourceHOV shares as of the date of the Novitex Business Combination. SourceHOV argued the value was no more than $1,633.85 per share and the petitioners argued the value was at least $5,079.28 per share. On January 30, 2020, the Court issued its post-trial Memorandum Opinion in the Appraisal Action, in which it found that the fair value of SourceHOV as of the date of the Novitex Business Combination was $4,591 per share, and on March 26, 2020, the Court issued its final order awarding the petitioners $57,698,426 inclusive of costs and interest. Per the Court’s opinion, the legal rate of interest, compounded quarterly, accrues on the per share value from the July 2017 closing date of the Novitex Business Combination until the date of payment to petitioners. As of September 30, 2021, the Company has an accrued liability of $62.3 million for the Appraisal Action based on the judgment received on January 30, 2020 plus accrued interest, which is management’s best estimate of the total payment obligation as of such date.

SourceHOV appealed the judgment in the Appraisal Action on September 30, 2020. On January 22, 2021, the Delaware Supreme Court affirmed the judgment of the Delaware Court of Chancery in favor of the petitioners. To date, SourceHOV has paid $1.8 million toward the judgment in the Appraisal Action, and the petitioners have not been successful in their attempts to collect on the judgment against SourceHOV.

The petitioners have filed additional actions to recognize the judgment against SourceHOV, an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV, and an action against SourceHOV and certain of its directors and officers alleging creditor derivative claims relating to the Company’s securitization facilities. In early February 2021, petitioners also filed a motion for a preliminary injunction in the derivative action in which they sought a court order to force Exela to set aside sufficient assets for SourceHOV to pay the potential judgment in the derivative action prior to paying other creditors or, in the alternative, to pay all creditors, including the creditors of SourceHOV, on a pari passu basis. The Delaware Court of Chancery denied the motion seeking the preliminary injunction on April 29, 2021. The Company believes that it has valid defenses to these ancillary proceedings and has moved to dismiss them, however there can be no assurance that the Company will be successful; for example, on May 25, 2021, the Court of Chancery issued an opinion granting in part and denying in part the Company’s motion to dismiss the unjust enrichment and veil piercing claims. In its opinion, the Court dismissed the petitioners’ claim for unjust enrichment, but concluded the petitioners had pled allegations that, if demonstrated to be true, stated a claim for veil piercing, including reverse veil piercing. The Court of Chancery has scheduled trial in the veil piercing matters for October 24-26, 2022. Based on the status of the ancillary proceedings, the Company believes that this matter is not likely to be fully resolved through the courts within the next four fiscal quarters.

Class Action

On March 23, 2020, the Plaintiff, Bo Shen, filed a putative class action against the Company, Ronald Cogburn, the Company’s Chief Executive Officer, and James Reynolds, the Company’s former Chief Financial Officer. Plaintiff claims to be a current holder of 1,333 shares of Company stock, purchased on October 4, 2019 at $4.02/share. Plaintiff asserts two claims covering the purported class period of March 16, 2018 to March 16, 2020: (1) a violation of Section 10(b) and Rule 10b-5 of the Exchange Act against all defendants; and (2) a violation of Section 20(a) of the Exchange Act against Mr. Cogburn and Mr. Reynolds. The allegations stem from the Company’s press release, dated March 16, 2020 (announcing the postponement of the earnings call and delay in filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019), and press release and related SEC filings, dated March 17, 2020 (announcing its intent to restate its financial statements for 2017, 2018 and interim periods through September 30, 2019). The Company moved to dismiss the case and the Company’s motion was granted in its entirety on June 24, 2021. Plaintiffs filed an amended complaint by the Court’s deadline on August 5, 2021, and the Company has moved to dismiss this amended complaint. At this time, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to this matter; however, the Company believes it has meritorious defenses and will continue to vigorously assert them.

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

Item 1A. Risk Factors.

Except as previously reported in the “Risk Factors” section of our prospectus supplement filed with the SEC on September 30, 2021, there have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2020. The risks described in those Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.Exhibits. Exhibit No.	Description

1.1

At Market Issuance Sales Agreement, dated September 30, 2021, by and among Exela Technologies, Inc. and B. Riley Securities, Inc., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Mizuho Securities USA LLC and Needham & Company, LLC. (1)

10.1	Letter Agreement dated as of September 14, 2021 by and between Exela Technologies, Inc. and Par Chadha. (2)
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

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on September 30, 2021.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 16, 2021.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of November, 2021.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Shrikant Sortur
Shrikant Sortur
Chief Financial Officer (Principal Financial and Accounting Officer)