Form 10-K
period 2021-12-31
Exela Technologies, Inc.
filed 2022-03-16
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which such voting common equity was last sold as of June 30, 2021, was approximately $111,882,262 (based on a closing price of $2.39).

As of March 15, 2022, the Registrant had 380,139,589 shares of common stock outstanding.

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K (“Annual Report”) are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, the estimated or anticipated future results and benefits of the Novitex Business Combination, future opportunities for the combined company, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses, and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of the COVID-19 pandemic; continuing impact from the Appraisal Action, the impact of a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this report under the headings “Risk Factors”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and otherwise identified or discussed in this Annual Report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report. We are not including the information provided on the websites referenced herein as part of, or incorporating such information by reference into, this Annual Report. In addition, forward-looking statements provide Exela’s expectations, plans or forecasts of future events and views as of the date of this report. Exela anticipates that subsequent events and developments will cause Exela’s assessments to change. These forward-looking statements should not be relied upon as representing Exela’s assessments as of any date subsequent to the date of this report.

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

“Common Stock” means the common stock of Exela Technologies, Inc., par value $0.0001.

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

“HGM Group” means, collectively, HandsOn Global Management LLC, HOVS LLC and HandsOn Fund 4 I, LLC and certain of their respective affiliates.

“HIPAA” means the Health Insurance Portability and Accountability Act of 1996.

“IT” mean information technology.

“JOBS Act” means the Jumpstart our Business Startups Act.

“Nasdaq” means The Nasdaq Capital Market.

“Novitex” means Novitex Holdings, Inc., a Delaware corporation.

“Novitex Business Combination” means the transactions contemplated by the Novitex Business Combination Agreement, which closed on July 12, 2017 and resulted in SourceHOV and Novitex becoming our wholly-owned subsidiaries and the financing transactions entered into in connection therewith.

“Novitex Business Combination Agreement” means the Business Combination Agreement, dated February 21, 2017, among the Company, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., SourceHOV, Novitex, HOVS LLC, HandsOn Fund 4 I, LLC and Novitex Parent, L.P., as amended.

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

PART I

ITEM 1.   BUSINESS

Exela is a business process automation leader, leveraging a global footprint and proprietary technology to streamline complex, disconnected transactions and processes. By connecting data through user friendly software platforms and solutions, we enable our employees and our customers with business process management and help accelerate their digital transformation journey. We have decades of expertise earned from serving many of the world’s largest enterprises, including over 60% of the Fortune® 100 and in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. For the fiscal year ended December 31, 2021, we generated $1.17 billion of revenue from over 4,000 customers throughout the world.

Our solutions and services touch multiple elements within a customer’s organization. We use a global delivery model and primarily host solutions in our data centers, on the cloud or directly from our customers’ premises. As of December 31, 2021, approximately half of our 17,000 employees in 23 countries operate remotely, and the remainder operate from our business facilities or are co-located at our customers’ facilities. Our solutions are location agnostic, and we believe the combination of our hybrid hosted solutions and global work force in the Americas, EMEA and Asia offers a meaningful differentiation to the industries we serve and services we provide.

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
HR
Enterprise Legal Management
Legal
Procure-to-Pay Order-to-Cash
F&A
Industry Solutions
Banking Solutions
Insurance Solutions
Healthcare Solutions
Public Sector Solutions

Our Solutions and Services

We are a leading, global provider in the Business Process Management (“BPM”) industry. Our digital foundation has been shaped to deliver fully outsourced solutions for current and evolving customer needs. Specifically, our fully operational seven-layer technology stack enables easier integration to build digital bridges over broken processes. We derive all our revenue from BPM, including approximately $97 million (8.3% of total revenues) in 2021 from the sale of licenses by our digital assets group (“DAG”).

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

Our BPM solutions have expanded to include a suite of Work from Anywhere (“WFA”) applications to support a remote workforce with enterprise software for connectivity and productivity. Our current BPM solutions including our digital assets are grouped as follows:

◾	Liquidity Solutions including Procure-to-Pay, Order-to-Cash and Expense Management
◾	Payment Technologies and Services
◾	Human Capital Management

◾	Healthcare Payers and Revenue Cycle Management (RCM)
◾	WFA solutions
◾	Information Management and Communications

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

Our mission is to build roads over broken processes, connecting bills, payments and many related processes across many industries by utilizing XBP:

Enterprise Information Management (EIM)

Exela’s enterprise information management (“EIM”) solutions ingest and organize large amounts of data across many data types and formats and store the information in cloud enabled proprietary platforms. We also gather transactional data from enterprise systems for similar hosting. The collected, extracted data is used to complete a process, and is then made available to our customers and their end-consumers for an agreed upon period. We derive revenue for such services, hosting and access.

Our EIM systems host billions of often mission critical records for our customers and the total number continues to rise. As an example of a large deployment of our EIM platform, we helped enable online records access to over 63 million end-customers of a group of European savings banks for deposits, statements, and car and personal loans and mortgages. Another example of EIM deployment is in the hosting of images of healthcare records, checks and payroll taxes for many years for retrieval, compliance and internal information purposes.

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

Digital Mailroom Solutions

Exela is one of the leading global providers of digital mailroom solutions. Our digital mailroom (“DMR”) solutions rely on proprietary technology, use our own or a customer’s facilities and process a significant number of transactions daily. We use proprietary high-speed scanners as well as support most other major scanners. Our end-to-end DMR solution features ingestion from many sources – paper, fax, electronic, emails and other digital data. We also offer recorded voice, image and video ingestion channels. This solution can be complemented with our shipping and receiving services with digital receipt, delivery and routing to our intelligent lockers. Our DMR SMB offering is experiencing rapid adoption, across geographies, and is serving as a catalyst for us to expand the features of DMR and complement it with additional proprietary platforms. One such platform is Exela Remote Notarization, which was launched in late 2021.

We own several classification engines that we deploy for information processing, including unattended digital repositories, for example unattended email boxes to identify content and route it to the appropriate member of an organization. Exela offers DMR for enterprise wide deployment to captive mailrooms of our customers, mailrooms outsourced to both Exela and others, and for business locations where there is no dedicated mail room, such as a front desk. Our customers can see their information across the enterprise from a single platform. Our DMR solutions are available as SaaS, BpaaS or enterprise licenses and we often handle the entire mail operation for a customer.

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

Exela can also provide a digital signature system to streamline collaboration, approvals and execution of contracts. We deploy a secure, hosted environment to request and execute signatures and exchange contracts and documents across individuals or groups. Our platform, Drysign, enables multiple signature execution with routing through approval hierarchies, while providing transparency to the status and tracking of comments and edits. Upon execution, documents are stored electronically for secure archiving and retrieval. As part of our expanded focus on WFA, we launched Drysign to the SMB and individual user market in 2020, initially in Americas, but since then also expanding into the UK, India and Philippines, with further geographic expansions scheduled for 2022. Drysign is offered through a dynamic pricing model, including freemium for low volume users, various SMB plans and also on a per user per month for enterprises. Adoption rate for Drysign since launch reached its highest single quarter growth in Q4, 2021.

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

Exela Smart Office

In the second half of 2019, we launched a group of solutions that complement our existing offerings, labeled Exela Smart Officeە℠ (“Smart Office”). Smart Office seeks to improve employee and visitor experiences while optimizing facility management efficiency thereby contributing towards corporate sustainability standards. Smart Office is our enterprise IoT, which helps transform the front-office, energy and facilities management, logistics and fulfillment for our customers, and provides on-demand services with connected devices to facilitate green initiatives, reduce waste, and ultimately enhance the employee and visitor experience. For example, our space management software uses sensors to detect facility utilization, which enables optimized space and energy usage and provides mobile workers directions to available work spaces, while our Contactless Entry and Exit (“CEE”) and lobby kiosk can be deployed to regulate facility access and track employee activities with automated time sheets. Our FYI platform connects our customers’ employees with AI assisted digital help desk channels across departments and a federated search forum to quickly explore related topics and discussions.  Our Intelligent Lockers are available for visitor day storage of luggage and to provide a secure chain of custody for parcels and mail for employees using our hosted shipping and receiving tools. During 2021, we also launched the table-top high-speed and high-fidelity scanner, the Intelliscan Raptor. The Intelliscan Raptor expands our Intelliscan suite of scanners, most of which cater to enterprise and government agency needs. The Intelliscan Raptor combines the capabilities of those larger scanners but at a much lower cost basis, thereby appealing to both a more price sensitive and space constrained market segment.

Human Capital Management (“HCM”)

We have onboarded all of our employees to our proprietary human capital management platform, HCM. This platform integrates with our existing offerings and is designed to help an enterprise and its employees manage the data and processes relevant to the entire employment lifecycle from recruitment to retirement. By providing digital management and data tracking for human capital, we enable reduction in administrative overhead and enhanced management of human capital productivity while improving the overall experience. Our human capital management platform is available for sale. HCM has been supplemented by our human resource outsourcing solution, Exela HRS, launched in 2021. Exela HRS includes services such as recruitment, payroll and benefits administration, offered to SMBs and enterprises. Exela’s learning management platform, LYNX, is expected to launch as a SaaS offering in Q2 of 2022.

Industry Specific Services and Solutions

While the above-described solutions and services can be leveraged across industries, over the years we have also developed services and solutions for specific industries which help our customers around the world better manage their liquidity. The most significant are summarized below.

Banking and Financial Industry Solutions and Services

Our banking and financial solutions consist of payment, mortgage, enrollment, lending and loan management, governance and information management solutions and accounted for approximately 27% of 2021 revenue. Exela’s payment operations and treasury management solutions are designed to improve digital engagement and transaction speed and compliance. We also provide mobile and remote deposit technologies to our banking and financial services customers.

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

Healthcare Industry Solutions and Services for Insurance Companies and Healthcare Providers

Exela’s healthcare industry customers include commercial and government sponsored healthcare plans, hospital networks and university hospital systems and large medical distribution systems and pharmacy networks, and accounted for approximately 23% of total revenues in 2021. We serve our customers using our proprietary technology and for some customers combined with their systems.

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

Insurance Industry Solutions and Services

Exela offers a suite of insurance industry solutions aimed at providing digital engagements and rapid integration of disparate systems and silos. Our insurance industry solutions accounted for approximately 9% of total revenues in 2021. We provide applications and services to facilitate automation and digital transformation for underwriting and enrollments, premium payments, claims submission, first notification of loss, fraud, waste & abuse monitoring and integrated communications. Our solutions are aimed at improving the customer experience by providing digital pathways and transparency with web portals and integrated communications, while helping to improve quality and risk management.

Public Sector

We provide technology and solutions to public sector customers. Our public sector solutions accounted for approximately 11% of total revenues in 2021. Our mission is to help our public sector customers with their digital journey and meet their objectives of better serving the public. Exela solutions are primarily deployed across pension benefits and administration, tax return processing, payment operations, inter-agency information management and communications with citizens and employees of government institutions.

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

Commercial, Tech, Manufacturing, and Legal Industries Solutions and Services

For the commercial, technology, manufacturing and legal industries, we primarily provide multi-industry solutions described earlier. For 2021, our commercial industry revenue accounted for approximately 20% of total revenues, our revenues from the technology and manufacturing industry accounted for approximately 6%, while our revenue from the legal industry accounted for approximately 4%.

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

Overview of Revenues

Our business consists of three reportable segments:

●	Information and Transaction Processing Solutions ("ITPS"). The ITPS segment is our largest segment, with $874.1 million of revenues for the fiscal year ended December 31, 2021, representing 74.9% of our revenues. We generate ITPS revenues primarily from a transaction-based pricing model for the various types of volumes processed, licensing and maintenance fees for technology sales, and a mix of fixed management fee and transactional revenue for document logistics and location services.
●	Healthcare Solutions ("HS"). The HS segment generated $217.8 million of revenues for the fiscal year ended December 31, 2021, representing 18.7% of our revenues. We generate HS revenues primarily from a transaction-based pricing model for the various types of volumes processed for healthcare payers and providers.

●	Legal & Loss Prevention Services ("LLPS"). The LLPS segment generated $74.6 million of revenues for the fiscal year ended December 31, 2021, representing 6.4% of our revenues. We generate LLPS revenues primarily based on time and materials pricing as well as through transactional services priced on a per item basis.

Additional financial information for our three business segments is included in Note 19 within our consolidated financial statements.

We provide services to our customers on a global basis. In 2021, our revenues by geography were as follows: $942.0 million in the United States (80.7% of total revenues), $205.8 million in EMEA (17.6% of total revenues), and $18.8 million from the rest of the world (1.6% of total revenues). We present additional geographical financial information in Note 19 within our consolidated financial statements.

Our revenues can be affected by various factors such as our customers' demand pattern for our services. These factors have historically resulted in lower revenues in the third quarter and higher revenues in the fourth quarter. Backlog is not a metric that we use to measure our business.

History and Development of Our Company

Exela is a Delaware corporation that was formed through the strategic combination of SourceHOV Holdings, Inc. ("SourceHOV") a leading global transaction processing company, and Novitex Holding, Inc. ("Novitex"), a cloud-based document outsourcing company, pursuant to a business combination agreement dated February 21, 2017. Formerly known as Quinpario Acquisition Corp. 2 ("Quinpario"), Exela was originally formed as a special purpose acquisition company on July 15, 2014 and completed its initial public offering on January 22, 2015. In conjunction with the completion of the Novitex Business Combination in July 2017, Quinpario was renamed "Exela Technologies, Inc." Exela began trading under the ticker "XELA" on the Nasdaq on July 13, 2017.

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

On November 12, 2019 we announced that our Board of Directors had adopted a debt reduction and liquidity improvement initiative (“Initiative”), the main goals of which was to increase the Company’s liquidity by $125 to $150 million and to reduce debt by $150 to $200 million in the subsequent two years. The Initiative was part of the Company’s strategic priority to position the Company for long-term success and increased stockholder value. As part of the Initiative, certain subsidiaries of the Company entered into accounts receivable securitization facilities during 2020 and we consummated the sale of our tax benefits consulting group in March 2020 and our physical records storage and logistics business in July, 2020. The Company will continue to pursue the sale of non-core assets that are not central to the Company’s long-term strategic vision.

As of December 31, 2021, the Company had largely met the initial goals of the Initiative by:

• Raising $407 million of gross equity capital in 2021;

• Reducing total long-term debt by $454 million in 2021;

• Settling the Appraisal Action; and

• Being on-track to exceed the incremental free cash flow improvement of $50 million per annum in 2022.

The Company remains focused on realizing the strategic priorities of the Initiative.

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

See diagram of 7 layers of solutions below:

Desktop
EDI
Web
Mobile
ERPs
Industry Platforms and Networks
Digital Mailroom
Email/Fax
EDI
Web Portal
Mail
Front-End Software (B2B/B2C/SaaS)
7
DigitalNow® End-to-End Process
6
Platform Integrations
5
Process Components
4
Intelligent Workflow Automation
3
Information Management
2
Data Fabric
1

●	Expand relationships with existing customers. We intend to continue aggressively pursuing cross-selling and up-selling opportunities within our existing customer base. With an existing base of over 4,000 customers, we believe we have meaningful opportunities to offer a bundled suite of services and be a "one-stop-shop" for our customers' information and transaction processing needs. Our sales force is organized on an industry basis and utilizes solutions and relationships to better serve our customers across all levels of their organizations. As an example, we now offer a full suite of healthcare-focused solutions by bundling enrollments, policy and plan management, claims processing, audit and recovery services, payment solutions, integrated accounts payable and receivable, medical records management, and unified communication services for payers and providers.
●	Expand XBP network of buyers and suppliers. The hundreds of millions of transactions we process globally present a significant opportunity to seamlessly connect all stakeholders with improved experience, lower cost, and value-added services. We intend to expand the scope and scale of services we offer to our customers by leveraging the integration value our existing network provides as we endeavor to further connect buyers and suppliers to communicate and transact digitally.
●	Leverage BPA suite across on-site services. Approximately 3,200 of our employees currently work at customers in an on-site capacity. We believe this on-site presence is a competitive differentiator and a valuable asset as we pursue future growth opportunities. We have been deploying our BPA software across these customer locations, and we believe that by offering our customers enhanced productivity and quality through our onsite employees, we will continue to create additional opportunities to expand our footprint and wallet share across their organization. For example, in customers where we provide underwriting support and claims processing, we can enable our onsite employees to accelerate the aggregation and analysis of datasets while also increasing accuracy and automatically flagging deficiencies using our software. By enhancing the productivity and quality of our onsite employees, we believe we will increase the demand from our customers to replicate our processes across their organization, bolstering our cross-sell/up-sell initiatives. By having our BPA suite already approved and deployed within existing onsite engagements, we believe our ability to expand into new lines of business will be streamlined and accelerated.

●	Work-from-Anywhere (WFA) enablement – We believe the modern workforce will become more globalized, dynamic and distributed, demanding applications that support digital workflows, remote connectivity, productivity optimization and flexible facilities. We plan to continue expanding our WFA suite of enterprise and SMB software such as DMR, Drysign, Exela Remote Notarization and LYNX to meet the evolving needs of our customers and their employees.
●	Pursue new customer opportunities. We plan to continue to develop new long-term, strategic customer relationships, especially where we have an opportunity to deliver a wide range of our capabilities and can have a meaningful impact on our customers' business outcomes. For example, we plan to dedicate resources within the legal industry in order to pursue opportunities in e-discovery and contract management services.
●	Develop additional process capabilities and industry expertise. We will focus on developing additional process capabilities and market expertise for our core industries. We will continue to invest in technology and innovation that will accelerate the build-out of our portfolio of next-generation solutions, such as platform-based descriptive and predictive analytics services for processing flows of "Big Data" to help customers gain better insight into their processes and businesses. As an example, on behalf of our customers, we are deploying Big Data automation platforms to analyze individual consumer behavior and interaction patterns to identify opportunities for revenue enhancement and loss prevention, and configure optimal outreach campaigns to drive sales, loyalty, and profitability.
●	Pursue meaningful cost synergy opportunities and accelerate long-term profitability. Due to similar operating infrastructures between SourceHOV and Novitex, we continue to deliver and believe we have additional opportunities across information technology, operations, facilities, and corporate functions to achieve cost savings executable as we approach three years from the closing of the Novitex Business Combination.
●	Capitalize on our enhanced scale and operating capacity. We intend to utilize our increased global scale and brand recognition to strengthen our ability to bid on new opportunities. We plan to dedicate more resources to pursue whitespace coverage to expand our range of service offerings and pursue additional cross-selling opportunities. We will also look to use our increased scale and operations expertise to improve utilization of our assets.

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

Industry Highlights

We maintain a strong mix of diversified customers with low customer concentration. No customer accounts for more than 10% of 2021 revenue. The diversity of our customer base has contributed to the stability and predictability of our revenue streams and cash flows. We have been able to effectively balance our customer mix and reduce dependency on any single customer or vertical by penetrating a diverse set of end markets.

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

As of December 31, 2021, we had approximately 17,000 total employees, of which approximately 371 are part-time employees. We have a global workforce with a majority of our employees located in Americas and EMEA, and the remainder located in India, the Philippines and China. Our employee count fluctuates from time to time based upon the timing and duration of our engagements. We consider our employees to be the foundation for our growth and success. As such, our future success as an organization depends in part on our ability to attract, train, retain, and motivate qualified personnel. We are also fully committed to developing and fostering a culture of diversity and inclusion, and understand that our ability to identify and hire talented individuals from all backgrounds and perspectives is key to our continued success.

●	Diversity and inclusion. We believe that a diverse workforce is critical to our success, and we continue to focus on the hiring, retention, and advancement of women and underrepresented populations. Our recent efforts have been focused in three areas: giving back and supporting the social issues impacting our communities and people, expanding our efforts to recruit and hire world-class diverse talent, and identifying strategic partners to accelerate our inclusion and diversity programs.
●	Compensation and benefits. We offer a complete set of benefits for our employees, including competitive base salaries and annual cash bonuses, as well as comprehensive health benefits, retirement plans, and a generous time off policy. In addition, we have used targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly those with critical leadership skills and experience.
●	Health, safety, and wellness. Health, safety, and wellness. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. These include benefits that provide protection and security so our people can have peace of mind concerning events that may require time away from work or that impact their financial well-being, benefits that support our people’s physical and

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
●	Talent development. We invest significant resources to develop the talent needed to continue to be a leader in our industry. We deliver numerous training opportunities, provide rotational assignment opportunities, have expanded our focus on continuous learning and development, and implemented industry leading methodologies to manage performance, provide feedback and develop talent. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations. We provide a series of employee workshops around the globe that support professional growth and development. Additionally, our manager and employee forum programs provide an ongoing opportunity for employees to practice and apply learning around conversations aligned with our annual review process. We leverage our proprietary learning management system LYNX to provide employees and leaders with quick access to learning resources that are personalized to the individual's development needs.
●	Building connections - with each other and our communities. We believe that building connections between our employees, their families, and our communities creates a more meaningful, fulfilling and enjoyable workplace. Our employees are passionate about many causes, so our corporate giving and volunteering programs support and encourage employees by engaging with those causes. We are active and involved members in the communities in which our employees live and work, and we promote a culture of volunteering and giving back. Through our #ExelaCares program, in 2021 Exela launched several significant initiatives. We launched exelashop.com, an online portal where anyone can purchase eco-friendly and recycled Exela gear. All net proceeds from exelashop.com are donated back to the #ExelaCares program. In coordination with exelashop.com, we also partnered with the Orthopedic Institute for Children (OIC), in alliance with UCLA Health, to help fund diagnosis, treatment, and rehabilitation of kids all over the world with pediatric musculoskeletal conditions who may otherwise not have access to the necessary care. Our Executive Chairman, Par Chadha and his wife, Sharon, donated $0.1 million and Exela matched for a total of $0.3 million. All net proceeds from OIC/Exela branded sales go toward helping OIC accomplish its mission.

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

Executive Officers

The following table sets forth information concerning our executive officers as of March 16, 2022:

Name	Age	Position
Par Chadha	67	Executive Chairman
Ronald Cogburn	66	Chief Executive Officer
Shrikant Sortur	49	Chief Financial Officer
Suresh Yannamani	56	President
Mark Fairchild	62	President, Exela Smart Office
Srini Murali	49	President, Americas and APAC
Vitalie Robu	50	President, EMEA

Par Chadha is our Executive Chairman and is the founder, Chief Executive Officer and Chief Investment Officer of HGM, a family office, formed in 2001. Mr. Chadha brings over 40 years of experience in building businesses in the Americas, Europe and Asia, including execution of mergers and acquisitions, integration of businesses and public offerings. Mr. Chadha served as our Chairman from the Closing of the Business Combination and most recently became Executive Chairman in September 2021. He also served as Chairman of SourceHOV Holdings, Inc. from 2011 to July 2017 when it was acquired by Exela, and was Chairman of Lason Inc. from 2007 to 2011 until its merger with SourceCorp, a predecessor company of SourceHOV. Mr. Chadha is a Director of HOV Services Limited (NSE:HOVS) , a company listed on the National Stock exchange of India, since 2005, and served as its Chairman from 2009 to 2011. Mr. Chadha is co-founder of Rule 14, LLC, an artificial intelligence led automation company formed in 2011. During his career, Mr. Chadha has been a cofounder of technology companies in the fields of metro optical networks, systems-on-silicon, and communications. Mr. Chadha previously participated in director and executive roles in portfolio companies of HGM, and currently holds and manages investments in evolving financial technology, health technology and AI industries. Mr. Chadha holds a B.S. degree in Electrical Engineering from the Punjab Engineering College, India.

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

Reverse Stock Split

At the 2020 Annual Meeting, our stockholders authorized our Board of Directors, in its discretion, to amend our Second Amended and Restated Certificate of Incorporation (the “COI”) to effect a reverse split of our outstanding Common Stock at a ratio between one-for-three and one-for-ten, with such final ratio to be determined by the Board of Directors following the special meeting (the “Reverse Stock Split”). On January 22, 2021, the Board of Directors determined to set the Reverse Stock Split ratio at one-for-three and approved the final form of the certificate of amendment to our COI to effectuate the Reverse Stock Split, which was filed with the Secretary of State of the State of Delaware on January 25, 2021. The Reverse Stock Split became effective in accordance with the terms of the certificate of amendment at 5:00 p.m. Eastern Time on that date, at which time every three (3) shares of Common Stock issued and outstanding automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. Fractional shares were not issued as a result of the Reverse Stock Split. Stockholders who would otherwise have been entitled to a fractional share of Common Stock instead received cash in lieu of fractional shares based on the closing sales price of the Company’s Common Stock as quoted on the Nasdaq on January 25, 2021.

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

Except as otherwise indicated, all share and per share information herein gives pro forma effect to the Reverse Stock Split.

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

As of December 31, 2021, we had approximately $1.1 billion of long-term debt, excluding current maturities. While the Company seeks to repay and/or refinance a material portion of its indebtedness, there can be no assurance that such plan will be successful in whole or in part and, even if the plan is successful, we will still have a substantial amount of indebtedness outstanding.

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

In 2020, we restated our consolidated financial statements and related disclosures for the years ended December 31, 2018 and December 31, 2017 and restated each of the quarterly periods for the nine months ended September 30, 2019 and for the year ended December 31, 2018. As a result, we incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks, costs and uncertainties, including the risk of related litigation. On March 23, 2020, a class action litigation relating to, among other things, the restatement was filed, and on January 21, 2022, our motion to dismiss the litigation was denied. The restatement also increased the risk of adverse actions by governmental agencies and regulatory bodies. We could face monetary judgments, penalties or other sanctions. If any such actions occur, they may, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. Each of these occurrences may affect investor and customer confidence in the accuracy of our financial disclosures and raise reputational issues for our business, and could have a material adverse effect on our business, results of operations, financial condition and stock price.

We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.

As of December 31, 2021, our goodwill balance was $358.3 million which represented 34.6% of total consolidated assets. We are required under GAAP to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business or business segments. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could have a material adverse impact on our results of operations. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities, including our Common Stock.

The HGM Group has significant influence over us and our corporate governance.

Our Executive Chairman, Par Chadha, our director, Ms. Sharon Chadha, and several of our other executives have affiliations with the HGM Group, which may be deemed to be the largest beneficial owner of our Common Stock.

So long as the HGM Group owns or controls a significant percentage of outstanding voting power, it will have the ability to strongly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. In addition, pursuant to the terms of the Director Nomination Agreement, the HGM Group has certain nomination rights with respect to our board of directors and consent rights over certain of our corporate actions.

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

Moreover, government contracts are generally subject to audits and investigations by government agencies. If the government finds that it was inappropriately charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. Additionally, if the government discovers improper or illegal activities or contractual non-compliance (including improper billing), we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could be substantial. Further, the negative publicity that could arise from any such penalties, sanctions or findings in such audits or investigations could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and could materially adversely affect our results of operations and financial condition.

Our Common Stock may be delisted from Nasdaq.

Our Common Stock is currently listed for trading on the Nasdaq, and the continued listing of our Common Stock on the Nasdaq is subject to our compliance with a number of listing standards, including the $1.00 minimum bid price requirement for continued listing on the Nasdaq under Rule 5550(a)(2) of the Nasdaq Listing Rules and Nasdaq Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC. During 2022, we failed to meet the requirement that our minimum bid price exceed $1.00 for at least 30 consecutive business days and received a letter from Nasdaq regarding the infraction. There can be no assurance that we will remedy and continue to satisfy this and other continuing listing requirements and remain listed on the Nasdaq, and in order to do so we may have to effect one or more additional reverse stock splits. If our Common Stock were no longer listed on the Nasdaq, investors might only be able to trade on one of the over-the-counter markets. This would impair the liquidity of our Common Stock not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. In addition, we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; a limited amount of news and analyst coverage for us; and a decreased ability to issue additional securities or obtain additional financing.

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

We have derived, and believe that in the foreseeable future we will continue to derive, a significant portion of our revenues from a small number of customers. While we have no one customer that accounts for more than 10% of our revenue, for each of the years ended December 31, 2021 and 2020, our ten largest customers accounted for approximately 26% of our revenues. Our ability to maintain close relationships with these and other major customers is essential to the growth and profitability of our business. However, the volume of work performed for a specific customer is likely to vary from year to year. A major customer in one year may not provide the same level of revenues for us in any subsequent year and there can be no assurance that any customer will extend or renew its contract with us. The business process solutions we provide to our customers, and the revenues and net income from those services, may decline or vary as the type and quantity of services we provide change over time. Furthermore, our reliance on any individual customer for a significant portion of our revenues may give that customer a certain degree of pricing leverage against us when negotiating contracts and terms of service.

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

A substantial portion of our revenues are derived from three specific industry based segments: ITPS, HS, and LLPS. Customers in ITPS accounted for 74.9% and 77.8% of our revenues in 2021 and 2020, respectively. Customers in HS accounted for 18.7% and 16.9% of our revenues in 2021 and 2021, respectively. Customers in LLPS accounted for 6.4% and 5.3% of our revenues in 2021 and 2020, respectively. Our success largely depends on continued demand for our services from customers in these segments, and a downturn or reversal of the demand for business process solutions in any of these segments, or the introduction of regulations that restrict or discourage companies from engaging our services, could materially adversely affect our business, financial condition and results of operations. For example, consolidation in any of these industries or combinations or mergers, particularly involving our customers, may decrease the potential number of customers for our services. We have been affected by the worsening of economic conditions and significant consolidation in the financial services industry and continuation of this trend may negatively affect our revenues and profitability. The COVID-19 pandemic, may lead to further increased consolidation in the financial services industry as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility.

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

We substantially increased the outstanding number of shares during 2021, substantially diluting existing shareholders’ interests in Exela, and we may engage in dilutive transactions in the future.

In 2021, we increased the outstanding shares of Common Stock from 49,242,225 at January 1, 2021 (adjusted to give effect for the 1:3 stock split on January 25, 2021) to 265,194,961 at December 31, 2021. The

increase in outstanding shares was due principally to the sale of additional shares for cash, and resulted in each share outstanding on January 1, 2021 representing less than 19% of its interest in the Company as of December 31, 2021. In addition, as of March 15, 2022, we had issued an additional 131,798,802 shares of common stock. Due to the need to repay existing indebtedness and fund operations, we may issue a material number of additional shares of Common Stock in the future, which would have the effect of further diluting existing shareholders. Such issuances, or market perception of the possibility of substantial future dilution, could make our stock less attractive to investors, including institutional investors, and could have a material adverse effect on the prices at which our stock trades.

General Risk Factors

Our results of operations could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19) or similar public health events.

Our results of operations could in the future be materially adversely impacted by the coronavirus pandemic (COVID-19) or similar public heath events. While we remain hopeful that the effects of the coronavirus pandemic on our world and our business will subside with increasing immunity and the continuing roll out of vaccines and new treatments, we continue to have two priorities: the safety and wellbeing of our employees and their families, and maintaining our ability to provide services to our customers in these unprecedented times. The global spread of the coronavirus (COVID-19) has created significant volatility and uncertainty and economic disruption. The extent to which the coronavirus pandemic will continue to impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our customers and customer demand for our services and solutions; our ability to sell and provide our services and solutions, including as a result of travel restrictions and people working from home; the ability of our customers to pay for our services and solutions; and any closures of our and our customers' offices and facilities. The spread of the coronavirus has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

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

We have based our strategy of future growth on certain assumptions regarding our industry and future demand in the market for the provision of business process solutions in part using offshore resources. However, providing services from offshore locations is a politically sensitive topic in the U.S. and elsewhere, and many organizations and public figures have publicly expressed concern about a perceived association between offshore service providers and the loss of jobs in their home countries. In addition, there has been some publicity about the negative experience of certain companies that provide their services offshore, particularly in India. The trend of providing business process solutions offshore may not continue and could reverse if companies elect to develop and perform their business processes internally or are discouraged from transferring these services to offshore service providers. Any slowdown or reversal of existing industry trends could negatively affect the amount of business that we are able to obtain or retain and could have a material and adverse effect on our business, results of operations, financial condition and cash flows.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes-Oxley Act"), and the listing standards of the Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations of our internal control over financial reporting that we are required to include in our periodic reports that we file with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Common Stock. In addition, if we are unable to meet these requirements, we may not be able to remain listed on the Nasdaq.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to material weaknesses in our internal control over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the price of our Common Stock.

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

Any inability to adequately address privacy and security concerns could result in expenses and liability, and adverse impact on us. Moreover, international privacy and data security regulations may become more complex and have greater consequences. The EU’s General Data Protection Regulation, or GDPR, governs the collection and use of personal data of data subjects in the EU and extra territorially as well, and imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data, other special categories of personal data and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the EU Member States may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

Similar to the GDPR, the CCPA, grants California residents with several rights relating to their personal information. The CCPA applies to businesses that conduct business in California and satisfies one of three financial conditions, including a business that has a gross revenue greater than $25 million. The CCPA sets forth several data protection obligations for applicable businesses, including, but not limited to the obligations to inform a consumer, at or before collection, of the purpose and intended use of the collection; and to delete a consumer’s personal information upon request. As for penalties and fines, the CCPA establishes a private right of action for serious data breaches, which allows consumers the right to seek damages. The CCPA also allows the California Attorney General to bring actions against non-compliant businesses with fines of $2,500 per violation or, if intentional, up to $7,500 per violation.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We lease and own numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, the Philippines, and China. The size of our active property portfolio as of December 31, 2021 was approximately 3 million square feet (sq. ft.) and comprised of 122 leased properties and 8 owned properties including offices, sales offices, service locations, and production facilities. Many of our operating facilities are equipped with fiber connectivity and have access to other power sources. Substantially all of our operations facilities are leased under long term leases with varying expiration dates, except for the following owned locations: (i) two operations facilities in India with a combined building area of approximately 78,000 sq. ft., respectively, (ii) an operating facility in Georgiana, Alabama with an approximate building area of 20,000 sq. ft., (iii) an operating facility in Tallahassee, Florida consisting of four buildings with a combined building area of approximately 21,000 sq. ft., (iv) an operating facility in Troy, Michigan that will serve as the Company’s primary data center with an approximate building area of 66,000 sq. ft. (v) an operating facility in Egham, England with an approximate building area of 11,000 sq. ft., and (vi) an innovation center in New York, NY with an approximate building area of 2,200 sq. ft. We also maintain an operating presence at approximately 800 customer sites.

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

The petitioners filed several additional actions to recognize the judgment against SourceHOV, including an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV, and an action against SourceHOV and certain of its directors and officers alleging creditor derivative claims relating to the Company’s securitization facilities..

On December 31 2021, SourceHOV agreed to settle the Appraisal Action along with a separate case brought by the same plaintiffs for $63.4 million. Accordingly, as of December 31, 2021, the Company accrued a liability of $63.4 million for these matters, all of which is expected to be paid during the first half of 2022 ($40 million having already been paid as of March 16, 2022).

Class Action

On March 23, 2020, the Plaintiff, Bo Shen, filed a putative class action against the Company, Ronald Cogburn, the Company’s Chief Executive Officer, and James Reynolds, the Company’s former Chief Financial Officer. Plaintiff claims to be a current holder of 1,333 shares of Company stock, purchased on October 4, 2019 at $4.02/share. Plaintiff asserts two claims covering the purported class period of March 16, 2018 to March 16, 2020: (1) a violation of Section 10(b) and Rule 10b-5 of the Exchange Act against all defendants; and (2) a violation of Section 20(a) of the Exchange Act against Mr. Cogburn and Mr. Reynolds. The allegations stem from the Company’s press release, dated March 16, 2020 (announcing the postponement of the earnings call and delay in filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019), and press release and related SEC filings, dated March 17, 2020 (announcing its intent to restate its financial statements for 2017, 2018 and interim periods through September 30, 2019). The Company moved to dismiss the case and the Company’s motion was granted in its entirety on June 24, 2021. Plaintiffs filed an amended complaint by the Court’s deadline on August 5, 2021, and the Company moved to dismiss this amended complaint on September 3, 2021, which dismissal was denied on January 21, 2022, permitting the case to move forward. At this time, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to this matter; however, the Company believes it has meritorious defenses and will continue to vigorously assert them.

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

On March 3, 2022, a plaintiff filed a shareholder derivative action alleging that the amendment of the Company’s 2018 Stock Incentive Plan (reported elsewhere in this Annual Report) was not properly approved in accordance with Exela's bylaws. At this time, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to this matter; however, the Company believes the relief sought would have minimal impact on the financial statements, and in any event, that it has meritorious defenses to the claims alleged.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is traded on the Nasdaq under the symbol “XELA”.

Stockholders

As of March 15, 2022 we had 77 record holders of our Common Stock. We estimate there approximately 90,000 beneficial owners of Common Stock.

Dividends

We have not paid any cash dividends on shares of our Common Stock. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements, general financial condition, and is within the discretion of our board of directors.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

	Number of Securities to		Number of Securities
	be Issued Upon		Remaining Available
	Exercise of Outstanding	Weighted Average	for Future Issuance
	Options, RSUs and	Exercise Price of	Under Equity
	Market Performance Units	Outstanding Options	Compensation Plans(1)
Plan Category
Equity compensation plans approved by stockholders	11,314,307	11.78	6,216,221
Equity compensation plans not approved by stockholders	—	—	—
Total	11,314,307	11.78	6,216,221

(1)	The Company currently maintains the 2018 Stock Incentive Plan, which was approved by our board of directors on December 19, 2017 and subsequently approved by a majority of our stockholders by written consent on December 20, 2017. The 2018 Stock Incentive Plan became effective on January 17, 2018 and there were originally 2,774,589 shares of our Common Stock reserved for issuance under our 2018 Stock Incentive Plan. On December 31, 2021, the shareholders of the Company approved our Amended and Restated 2018 Stock Incentive Plan increasing the number of shares of Common Stock reserved for issuance from an original 2,774,589 shares to 17,848,076.

Sale of Unregistered Securities

There were no unregistered sales of equity securities in 2021 that have not been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities During the Year Ended December 31, 2021

There was no share repurchase activity during the year ended December 31, 2021.

ITEM 6. [Reserved]

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Annual Report and our December 31, 2021 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

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

Reverse Stock Split

On January 25, 2021, we effected a one-for-three reverse split of our issued and outstanding shares of our Common Stock. At the effective time of the reverse split, every three (3) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. Our Common Stock began trading on the Nasdaq on a Reverse Stock Split-adjusted basis on January 26, 2021. There was no change in our ticker symbol as a result of the Reverse Stock Split.

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

As of December 31, 2021, we had approximately 17,000 employees globally, with 54% located in Americas and EMEA, and the remainder located primarily in India, the Philippines and China.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $542.6 million, $632.4 million and $721.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The majority of our personnel costs are variable and are incurred only while we are providing our services.

Facilities

We lease and own numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, the Philippines, and China. Our owned and leased facilities house general offices, sales offices, service locations, and production facilities.

The size of our active property portfolio as of December 31, 2021 was approximately 3 million square feet, down by approximately 0.9 million square feet compared to December 31, 2020. As of December 31, 2021, our active property portfolio comprised of 122 leased properties and 8 owned properties. We reduced our active portfolio of leased properties by 21 properties during 2021 with the adoption of our work from anywhere program.

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

Results of Operations

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

	Year Ended December 31,
	2021	2020
Revenue:
ITPS	$874,126	$1,005,043
HS	217,839	219,047
LLPS	74,641	68,472
Total revenue	1,166,606	1,292,562
Cost of revenue (exclusive of depreciation and amortization):
ITPS	672,191	815,013
HS	163,445	159,917
LLPS	53,459	48,614
Total cost of revenues	889,095	1,023,544
Selling, general and administrative expenses (exclusive of depreciation and amortization)	169,781	186,104
Depreciation and amortization	77,150	93,953
Related party expense	9,191	5,381
Operating profit (loss)	21,389	(16,420)
Interest expense, net	168,048	173,878
Debt modification and extinguishment costs (gain), net	(16,689)	9,589
Sundry expense (income), net	363	(153)
Other expense (income), net	401	(34,788)
Net loss before income taxes	(130,734)	(164,946)
Income tax expense	(11,656)	(13,584)
Net loss	$(142,390)	$(178,530)

Revenue

For the year ended December 31, 2021, our revenue on a consolidated basis decreased by $126.0 million, or 9.7%, to $1,166.6 million from $1,292.6 million for the year ended December 31, 2020. We experienced revenue decline in our ITPS segment and HS segment of $130.9 million and $1.2 million, respectively while revenue increased in our LLPS segment by $6.2 million. Our ITPS, HS, and LLPS segments constituted 74.9%, 18.7%, and 6.4% of total revenue, respectively, for the year ended December 31, 2021, compared to 77.8%, 16.9%, and 5.3%, respectively, for the year ended December 31, 2020. The revenue changes by reporting segment were as follows:

ITPS—Revenue attributable to our ITPS segment was $874.1 million for the year ended December 31, 2021 compared to $1,005.0 million for the year ended December 31, 2020. The revenue decline of $130.9 million, or 13.0%, is primarily attributable to lower volumes and underutilization of resources as a result of COVID-19 in addition to the impact of exiting contracts and statements of work with certain customers that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”).

HS—For the year ended December 31, 2021, revenue attributable to our HS segment decreased by $1.2 million, or 0.6%, to $217.8 million from $219.0 million for the year ended December 31, 2020. The decrease in revenue was primarily driven by lower transaction volumes from the impact of COVID-19 on our healthcare customers.

LLPS—Revenue attributable to our LLPS segment was $74.6 million for the year ended December 31, 2021 compared to $68.5 million for the year ended December 31, 2020. The increase in revenue by $6.2 million, or 9.0%, is primarily due to an increase in legal claims administration services.

Cost of Revenue

For the year ended December 31, 2021, our cost of revenue decreased by $134.4 million, or 13.1%, compared to the year ended December 31, 2020. In our ITPS and HS segments, the decrease was primarily attributable to the corresponding decline in revenues and operational efficiencies. Costs to our ITPS segment decreased by $142.8 million, or 17.5% while costs related to our HS and LLPS segments increased by $3.5 million, or 2.2% and $4.8 million, or 10.0%, respectively.

The decrease in cost of revenues on a consolidated basis was primarily due to a decrease in employee-related costs of $77.7 million, lower travel costs of $1.2 million, lower infrastructure and maintenance costs of $26.0 million and lower pass through and other operating costs of $29.6 million which primarily include supplies, cost of products, service expenses, postage and delivery. The lower costs were attributable to cost and capacity management as a result of COVID-19 and transition revenue impact during the year ended December 31, 2021.

Cost of revenue for the year ended December 31, 2021 was 76.2% of revenue compared to the 79.2% of revenue for the comparable same period in the prior year. The decrease in cost of revenues, as a percentage of revenues by 3.0% was primarily due to the impact of lower costs related to transition revenue that continues to be gradually removed to further improve the gross margin profile of the business.

Selling, General and Administrative Expenses

SG&A expenses decreased $16.3 million, or 8.8%, to $169.8 million for the year ended December 31, 2021, compared to $186.1 million for the year ended December 31, 2020. The decrease was primarily attributable to lower employee related costs by $15.5 million, lower travel costs of $0.5 million, lower legal and professional fees of $2.0 million, lower infrastructure, maintenance and operating costs of $6.3 million, offset by higher other costs of $7.9 million that included a charge of $3.8 million for a settlement loss on our LLPS segment. SG&A expenses increased as a percentage of revenues to 14.6% for the year ended December 31, 2021 as compared to 14.4% for the year ended December 31, 2020.

Depreciation & Amortization

Total depreciation and amortization expense was $77.1 million and $94.0 million for the years ended December 31, 2021 and 2020, respectively. The decrease in total depreciation and amortization expense by $16.8 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the year ended December 31, 2021 compared to the year ended December 31, 2020.

Related Party Expenses

Related party expense was $9.2 million for the year ended December 31, 2021 compared to $5.4 million for the year ended December 31, 2020. The increase in expense is due to higher amount of fees payable to Rule 14, LLC under the master service agreement for higher usage of services.

Interest Expense

Interest expense was $168.0 million for the year ended December 31, 2021 compared to $173.9 million for the year ended December 31, 2020. The decrease in interest costs was partially attributable to lower interest on senior secured term loan facility and other interest accruals incurred during the year ended December 31, 2020.

Debt Modification and Extinguishment Costs (Gain), net

A net gain of $16.7 million for the year ended December 31, 2021 compared to a net loss of $9.6 million for the year ended December 31, 2020.

For the year ended December 31, 2021, the Company recorded a gain on early extinguishment of debt of $30.6 million in connection with the repurchases of senior secured term loans and secured 2023 notes. This gain was offset by $12.9 million in modification of debt under ASC 470-50 for the cost of exchange of notes under the Public Exchange in December of 2021.

The Company recognized $1.3 million and $8.3 million in debt extinguishment costs during 2020, for the partial debt extinguishment resulting from amendment to the senior secured term loan in 2020 and the extinguishment of A/R Facility, respectively.

Sundry Expense (Income), net

The increase in income by $0.5 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense (Income), net

Other expense, net was $0.4 million for the year ended December 31, 2021 compared to other income of $34.8 million for the year ended December 31, 2020. Other income for the year ended December 31, 2020 was primarily due to the Company’s divestment in SourceHOV Tax, LLC as part of our strategic plan to sell non-core business assets as well as gains on the sale of physical records storage and logistics business.

Income Tax Expense

We had an income tax expense of $11.7 million for the year ended December 31, 2021 compared to income tax expense of $13.6 million for the year ended December 31, 2020. The decrease in tax expense from the prior year was attributable to the impact of the change in our judgment in 2021 related to the realizability of deferred tax assets in certain state and foreign jurisdictions.

Results of Operations

Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

	Year Ended December 31,
	2020	2019
Revenue:
ITPS	$1,005,043	$1,234,284
HS	219,047	256,721
LLPS	68,472	71,332
Total revenue	1,292,562	1,562,337
Cost of revenue (exclusive of depreciation and amortization):
ITPS	815,013	1,001,655
HS	159,917	180,045
LLPS	48,614	43,035
Total cost of revenues	1,023,544	1,224,735
Selling, general and administrative expenses (exclusive of depreciation and amortization)	186,104	198,864
Depreciation and amortization	93,953	100,903
Impairment of goodwill and other intangible assets	—	349,557
Related party expense	5,381	9,501
Operating profit (loss)	(16,420)	(321,223)
Interest expense, net	173,878	163,449
Debt modification and extinguishment costs (gain), net	9,589	1,404
Sundry expense (income), net	(153)	969
Other expense (income), net	(34,788)	14,429
Net loss before income taxes	(164,946)	(501,474)
Income tax expense	(13,584)	(7,642)
Net loss	$(178,530)	$(509,116)

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

Related Party Expenses

Related party expense was $5.4 million and $9.5 million for the year ended December 31, 2020 and 2019, respectively. The lower related party expense in 2020 is attributable to lower reimbursements made to Ex-Sigma and Ex-Sigma 2. In 2019 the Company paid approximately $4.3 million in respect of legal expenses, premium payments on the $55.8 million margin loan (obtained by Ex-Sigma 2 in 2017 to purchase additional common and preferred shares from the Company to help meet the minimum cash requirements needed to close the Novitex Business Combination) and other expenses related to secondary offerings that did not recur in 2020.

Interest Expense

Interest expense was $173.9 million and $163.4 million for the year ended December 31, 2020 and 2019, respectively. The increase in interest costs was partially attributable to the interest on securitization facilities and other interest accruals that was not incurred during the corresponding period in 2019.

Debt Modification and Extinguishment Costs (Gain), net

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
Net Loss	$(142,390)	$(178,530)	$(509,116)
Taxes	11,656	13,584	7,642
Interest expense	168,048	173,878	163,449
Depreciation and amortization	77,150	93,953	100,903
EBITDA	114,464	102,885	(237,122)
Optimization and restructuring expenses (1)	22,246	45,616	73,936
Transaction and integration costs (2)	15,872	16,620	5,703
Non-cash equity compensation (3)	3,940	2,846	7,827
Other charges including non-cash (4)	32,484	26,154	21,382
Loss/(Gain) on sale of assets (5)	(2,779)	114	301
Loss/(Gain) on business disposals (6)	1,296	(44,595)	—
Debt modification and extinguishment costs (gain), net	(16,689)	9,589	1,404
Loss/(Gain) on derivative instruments (7)	(893)	375	4,337
Contract costs (8)	4,268	4,317	17,046
Dissenting shareholders expense (relating to the Appraisal Action)	—	—	10,431
Litigation reserve	(925)	9,624	—
Impairment of goodwill and other intangible assets	—	—	349,557
Adjusted EBITDA	173,284	173,545	254,802

(1)	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
(2)	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
(3)	Represents the non-cash charges related to restricted stock units and options that vested during the year at Ex-Sigma in the case of the SourceHOV 2013 Long Term Incentive Plan assumed by it in connection with the Novitex Business Combination and the Company under the 2018 Stock Incentive Plan.
(4)	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
(5)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(6)	Represents a loss/(gain) recognized on the disposal of noncore-business assets.

(7)	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
(8)	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Liquidity and Capital Resources

Overview

At December 31, 2021, cash and cash equivalents totaled $48.1 million and we had no unutilized availability under our senior secured revolving credit facility.

We currently expect to spend approximately $15.0 to $20.0 million on total capital expenditures over the next twelve months. We will continue to evaluate additional capital expenditure needs that may arise due to changes in the business model due to COVID-19 and remote working.

As of December 31, 2021 and in comparison to December 31, 2020, the Company has reduced debt by $338.5 million under previously announced initiatives. With an objective to increase free cash flows and in order to maintain sufficient liquidity to support profitable growth, the Company is pursuing further reduction in debt and repricing of existing debt. The Company will continue to pursue the sale of certain non-core businesses that are not central to the Company’s long-term strategic vision and invest in acquisition of businesses that enhance the value proposition. There can be no assurances that any of these initiatives will be consummated or will achieve its desired result.

On March 26, 2020, the Delaware Court of Chancery entered a judgment against one of our subsidiaries in the amount of $57.7 million inclusive of costs and interest arising out of the petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (pursuant to which former stockholders of SourceHOV sought, among other things, a determination of the fair value of their 10,304 SourceHOV shares at the time of the Novitex Business Combination) (the “Appraisal Action”). On December 31, 2021, we agreed to settle the Appraisal Action along with a separate case brought by the same plaintiffs for $63.4 million. Accordingly as of December 31, 2021, the Company accrued a liability of $63.4 million for these matters, all of which is expected to be paid during the first half of 2022 ($40 million having already been paid as of March 16, 2022).

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has implemented favorable provisions of the CARES Act, including the refundable payroll tax credits and the deferment of employer social security payments. At the end of 2021, the Company paid a portion of the deferred employer social security due as per IRS guidance. The remaining balance of deferred employer social security taxes will be paid by the end of fiscal 2022. The Company has utilized recently enacted COVID-19 relief measures in various European jurisdictions, including permitted deferrals of certain payroll, social security and value added taxes. At the end of 2021, the Company paid a portion of these deferred payroll taxes, social security and value added taxes. The remaining balance of deferred payroll taxes, social security and value added taxes will be paid by the end of fiscal 2022 as per deferment timeline.

On December 17, 2020, certain subsidiaries of the Company entered into a $145.0 million securitization facility with a five year term (the “Securitization Facility”). On December 17, 2020 the Company made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay previous securitization facility, which terminated on such date. The Company used the remaining proceeds for general corporate purposes.

On March 15, 2021, the Company, entered into a securities purchase agreement with certain accredited institutional investors pursuant to which the Company issued and sold to ten accredited institutional investors in a private placement an aggregate of 9,731,819 unregistered shares of the Company’s Common Stock at a price of $2.75 per share and an equal number of warrants, generating gross proceeds to the Company of $26.8 million. Cantor Fitzgerald acted as underwriter in connection with such sale of unregistered securities and received a placement fee of 5.5% of gross proceeds in connection with such service. In selling the shares without registration, the Company relied on exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. Each private placement warrant entitles the holder to purchase one share of Common Stock, will be exercisable at an exercise price of $4.00 per share beginning on September 19, 2021 and will expire on September 19, 2026.

On May 27, 2021, the Company entered into an At Market Issuance Sales Agreement (“First ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”), as distribution agents under which the Company may offer and sell shares of the Company’s Common Stock from time to time through the Distribution Agents, acting as sales agent or principal. On September 30, 2021, the Company entered into a second At Market Issuance Sales Agreement with B. Riley, BNP Paribas Securities Corp., Cantor, Mizuho Securities USA LLC and Needham & Company, LLC, as distribution agents (together with the First ATM Agreement, the “ATM Agreement”).

Sales of the shares of Common Stock under the ATM Agreement, will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the Nasdaq or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the ATM Agreement are offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-255707), filed with the SEC on May 3, 2021, and declared effective on May 12, 2021 (the “2021 Registration Statement”), and the prospectus dated May 12, 2021 included in the 2021 Registration Statement and the related prospectus supplements for sales of shares of Common Stock as follows:

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100 million (“Common ATM Program–1”)	May 28, 2021 and through July 1, 2021	49,423,706	$2.008	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150 million (“Common ATM Program–2”)	June 30, 2021 and through September 2, 2021	57,580,463	$2.603	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through December 31, 2021	98,594,447	$1.327	$130.8 million	$126.4 million

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(111,534)	$(29,781)	$(63,851)
Net cash provided by (used in) investing activities	(9,261)	21,438	(25,182)
Net cash provided by financing activities	98,651	63,362	59,139
Subtotal	(22,144)	55,019	(29,894)
Effect of exchange rates on cash	(105)	1,191	139
Net increase (decrease) in cash and cash equivalents	(22,249)	56,210	(29,755)

Analysis of Cash Flow Changes between the years ended December 31, 2021, December 31, 2020, and December 31, 2019

Operating Activities— Net cash used in operating activities was $111.5 million for the year ended December 31, 2021, compared to cash used in operating activities of $29.8 million for the year ended December 31, 2020. The increase of $81.7 million in cash used in operating activities for the year ended December 31, 2021 was due to lower cash flow from accounts receivable and lower cash flows from accounts payable and accrued liabilities.

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

Investing Activities— Net cash used in investing activities was $9.2 million for the year ended December 31, 2021, compared to cash provided by investing activities of $21.4 million for the year ended December 31, 2020. The increase of $30.6 million in cash used in investing activities for the year ended December 31, 2021 was primarily due to $50.1 million total cash proceeds received from asset sales in 2020, higher additions to Property, plant and equipment and development of internal software, offset by $12.5 million used in partial settlement of the liabilities related to the healthcare acquisition announced early in the first quarter of 2019.

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

Financing Activities— Net cash provided by financing activities was $98.7 million for the year ended December 31, 2021, compared to cash provided by financing activities of $63.4 million for the year ended December 31, 2020. The increase of $35.3 million in cash provided by financing activities for the year ended December 31, 2021 was primarily result of $391.6 million of net proceeds from equity offerings offset by debt repurchases and repayments of our term loans and senior notes of $380.5 million.

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

Senior Credit Facilities

On July 12, 2017, subsidiaries of the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022 (the “Revolving Credit Facility”).

On July 13, 2018, we were able to refinance the $343.4 million of term loans then outstanding under the Credit Agreement (the “Repricing Term Loans”) and borrowed an additional $30.0 million pursuant to incremental term loans (the “2018 Incremental Term Loans”). The proceeds of the 2018 Incremental Term Loans were used by the Company for general corporate purposes and to pay related fees and expenses.

On April 16, 2019, subsidiaries of the Company borrowed a further $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”, and, together with the 2018 Incremental Terms Loans and Repricing Term Loans, the “Term Loans”). The proceeds of the 2019 Incremental Term Loans were used to replace cash spent for acquisitions, pay related fees, expenses and related borrowings for general corporate purposes.

The Term Loans bear interest at a rate per annum of, at the borrower’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans. The Term Loans will mature on July 12, 2023. As of December 31, 2021, the interest rate applicable for the first lien senior secured term loan was 7.5%.

The Term Loans are jointly and severally, irrevocably and unconditionally guaranteed by the nearly all of Company’s U.S. subsidiaries, as a primary obligors and not merely as a sureties.

The borrower may voluntarily repay the Term Loans at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans. Other than as described above, the terms, conditions and covenants applicable to the Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the Repricing Term Loans under the Credit Agreement.

On May 18, 2020, we amended the Credit Agreement to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Pursuant to the amendment, we also agreed to amend the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. In addition, pursuant to the amendment, the borrower under the Credit Agreement was required to maintain minimum Liquidity (as defined in the amendment) of $35.0 million.

On December 9, 2021, in a separate transaction referred to as “Private Exchange” (outside of the Public Exchange as discussed below), we agreed with three (3) of its term loan lenders for partial repayment and partial exchange of their outstanding balance of senior secured term loan under Credit Agreement for the new 2026 Notes. The Company agreed with these participating lenders to repay outstanding balance of $212.1 million of senior secured term loan under Credit Agreement payable to them in cash consideration of $84.3 million and in new 2026 Notes of $127.8 million. In connection with the Private Exchange transaction, the exchanging lenders provided consents to amend the Credit Agreement to (i) eliminate all affirmative covenants, (ii) eliminate all negative covenants and (iii) eliminate certain events of default (other than events of default relating to payment obligations).

As a result of the Private Exchange, repurchases (as discussed below) and periodic principal repayments, $93.2 million aggregate principal amount of the senior secured term loan remains outstanding as of December 31, 2021.

Revolving Credit Facility; Letters of Credit

As of December 31, 2021 and December 31, 2020, our $100 million Revolving Credit Facility was fully drawn taking into account letters of credit issued thereunder. As of December 31, 2021 and December 31, 2020, we had outstanding irrevocable letters of credit totaling approximately $0.5 million and $19.5 million, respectively, under the Revolving Credit Facility.

Senior Secured 2023 Notes

Upon the closing of the Novitex Business Combination on July 12, 2017, subsidiaries of the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 10.0% per year. We pay interest on the 2023 Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The 2023 Notes are jointly and severally, irrevocably and unconditionally guaranteed by the nearly all of Company’s U.S. subsidiaries, on a senior basis, as a primary obligors and not merely as a sureties. The 2023 Notes will mature on July 15, 2023.

On October 27, 2021, we launched an offer to exchange (the “Public Exchange”) up to $225.0 million in cash and new 11.500% First-Priority Senior Secured Notes due 2026 (the “2026 Notes”) issued by subsidiaries of the Company’s for the outstanding 2023 Notes. The Public Exchange was for $900 in cash per $1,000 principal amount of 2023 Notes tendered subject to proration. The maximum amount of cash to be paid was $225.0 million and the offer was not subject to any minimum participation condition. In case of oversubscription to the cash offer, tendered 2023 Notes would be accepted for cash on a pro rata basis (as a single class). The balance of any tendered 2023 Notes not accepted for cash would be exchanged into 2026 Notes on the basis of $1,000 principal amount of new 2026 Notes for each $1,000 principal amount of outstanding 2023 Notes tendered.

As of the expiration time of the Public Exchange, $912,660,000 aggregate principal amount, or approximately 91.3%, of the 2023 Notes were validly tendered pursuant to the Public Exchange. On December 9, 2021, upon the settlement of the Public Exchange, $662,660,000 aggregate principal amount of the 2026 Notes were issued and an aggregate $225.0 million in cash (plus accrued but unpaid interest) was paid to participating holders in respect of the validly tendered 2023 Notes.

As a result of the Public Exchange and repurchases (as discussed below), $22.8 million aggregate principal amount of the 2023 Notes remains outstanding as of December 31, 2021.

In conjunction with the Public Exchange, we also solicited consents to amend certain provisions in the indenture governing the 2023 Notes (“Notes Amendments”). On December 1, 2021, on receipt of the requisite consents to the Notes Amendments, the Company, and Wilmington Trust, National Association, as trustee (the “2023 Notes Trustee”), entered into a third supplemental indenture (the “Third Supplemental Indenture”) to the indenture, dated as of July 12, 2017 (as amended and supplemented by (i) the first supplemental indenture, dated as of July 12, 2017 and (ii) the second supplemental indenture, dated as of May 20, 2020, the “2023 Notes Indenture”) governing the outstanding 2023 Notes. The Third Supplemental Indenture amends the 2023 Notes Indenture and the 2023 Notes to eliminate substantially all of the restrictive covenants, eliminate certain events of default, modify covenants regarding mergers and consolidations and modify or eliminate certain other provisions, including certain provisions relating to future guarantors and defeasance, contained in the 2023 Notes Indenture and the 2023 Notes. In addition, all of the collateral securing the 2023 Notes was released pursuant to the Third Supplemental Indenture.

Senior Secured 2026 Notes

On December 9, 2021, subsidiaries of the Company issued $790.5 million in aggregate principal amount of 2026 Notes under the Public Exchange and Private Exchange transactions discussed above. Apart from this, during December 2021 the Company issued and sold $4.5 million in aggregate principal amount of 2026 Notes generating net proceeds of $3.6 million. The 2026 Notes are guaranteed by certain subsidiaries of the Company. The 2026 Notes bear interest at a rate of 11.5% per year. We will pay interest on the 2026 Notes on January 15 and July 15 of each year, commencing on July 15, 2022. The 2026 Notes will mature on July 12, 2026. As of December 31, 2021, we were in compliance with all covenants required under the 2026 Notes.

On or after December 1, 2022, we may redeem the 2026 Notes in whole or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, prior to December 1, 2022, we may redeem the 2026 Notes in whole or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2026 Notes redeemed, plus the Applicable Premium as of, and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. “Applicable Premium”

means, with respect to any 2026 Note on any applicable redemption date, as determined by us, the greater of: (1) 1% of the then outstanding principal amount of the 2026 Note; and (2) the excess of: (a) the present value at such redemption date of (i) the redemption price of the 2026 Note, at December 1, 2022 plus (ii) all required interest payments due on the 2026 Note through December 1, 2022 (excluding accrued but unpaid interest), computed using a discount rate equal to the treasury rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the 2026 Note.

Repurchases

In July 2021 we commenced a debt buyback program to repurchase 2023 Notes and senior secured term loans under the Credit Agreement, which is ongoing. During the year ended December 31, 2021, we repurchased $64.5 million of the outstanding principal amount of our 2023 Notes for a net cash consideration of $48.4 million. The gain on early extinguishment of debt for the 2023 Notes during the year ended December 31, 2021 totaled $15.3 million and is inclusive of $0.6 million and $0.2 million write off of original issue discount and debt issuance costs, respectively. During the year ended December 31, 2021, we also repurchased $40.0 million of the outstanding principal amount of our senior secured term loans under the Credit Agreement for a net cash consideration of $22.8 million. The gain on early extinguishment of debt for the senior secured term loan during the year ended December 31, 2021 totaled $15.3 million and is inclusive of $0.4 million and $1.5 million write off of original issue discount and debt issuance costs, respectively.

BRCC Facility

On November 17, 2021, GP2 XCV, LLC, a subsidiary of the Company (“GP2 XCV"), entered into a borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company was able to borrow an original principal amount of $75.0 million, which was later increased to $115.0 million as of December 7, 2021 (as the same may be amended from time to time, the “BRCC Facility”). The BRCC Facility is secured by a lien on all the assets of GP2 XCV and by a pledge of the equity of GP2 XCV. GP2 XCV is a bankruptcy-remote entity and as such its assets are not available to other creditors of the Company or any of its subsidiaries other than GP2 XCV. The facility will mature on March 31, 2023. Interest under the BRCC Facility accrues at a rate of 11.5% per annum and is payable quarterly on the last business day of each March, June, September and December. The purpose of this facility was to fund certain repurchases of senior secured term loan under the Credit Agreement and to provide funding of Public Exchange transaction and Private Exchange transaction as discussed above. As of December 31, 2021, there were borrowings of $115.0 million outstanding under the BRCC Facility.

Securitization Facilities

On December 17, 2020, certain subsidiaries of Company closed on Securitization Facility with a five year term. The Securitization Facility provided for an initial funding of approximately $92.0 million supported by the receivables portion of the borrowing base and, subject to contribution, a further funding of approximately $53.0 million supported by inventory and intellectual property. On December 17, 2020 we made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay a previous securitization facility and used the remaining proceeds for general corporate purposes.

The initial documentation for the Securitization Facility includes (i) a Loan and Security Agreement (the “Securitization Loan Agreement”), dated as of December 10, 2020, by and among Exela Receivables 3, LLC (the “Securitization Borrower”), a wholly-owned indirect subsidiary of the Company, the lenders (each, a “Securitization Lender” and collectively the “Securitization Lenders”), Alter Domus (US), LLC, as administrative agent (the “Securitization Administrative Agent”) and the Company, as initial servicer, pursuant to which the Securitization Lenders will make loans to the Securitization Borrower to be used to purchase receivables and related assets from the Securitization Parent SPE (as defined below), (ii) a First Tier Receivables Purchase and Sale Agreement (the, dated as of December 17, 2020, by and among Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE”), a wholly-owned indirect subsidiary of the Company, and certain other indirect, wholly-owned subsidiaries of the Company listed therein (collectively, the “Securitization Originators”), and the Company, as initial servicer, pursuant to which each Securitization Originator has sold or contributed and will sell or contribute to the Securitization Parent SPE certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Parent SPE, (iii)

a Second Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among, the Securitization Borrower, the Securitization Parent SPE and the Company, as initial servicer, pursuant to which Securitization Parent SPE has sold or contributed and will sell or contribute to the Securitization Borrower certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Borrower, (iv) the Sub-Servicing Agreement, dated as of December 17, 2020, by and among the Company and each Securitization Originator, (v) the Pledge and Guaranty, dated as of the December 10, 2020, between the Securitization Parent SPE and the Administrative Agent, and (vi) the Performance Guaranty, dated as of December 17, 2020, between the Company, as performance guarantor, and the Securitization Administrative Agent (and together with all other certificates, instruments, UCC financing statements, reports, notices, agreements and documents executed or delivered in connection with the Securitization Loan Agreement, the “Securitization Agreements”). On April 11, 2021, the Company amended the Securitization Loan Agreement and agreed to, among other things, extend the option to contribute inventory and intellectual property to the borrowing base from April 10, 2021 to September 30, 2021 (which did not occur).

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

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are consolidated into the Company’s financial statements. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bears interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%. As of December 31, 2021, there were borrowings of $91.9 million outstanding under the Securitization Facility.

Selected Financial Information

The following selected consolidated financial data should be read in conjunction with Item 8, "Financial Statements and Supplementary Data" of this Annual Report in order to fully understand factors that may affect the comparability of the financial data. The following selected Consolidated Balance Sheet data as of December 31, 2021 and 2020 and selected Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019 are derived from our audited financial statements included in Item 8 of this Annual Report. The following selected consolidated financial data is provided here as historical trend information. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019	2018	2017
Statements of Operations Information:
Revenue	$1,166,606	$1,292,562	$1,562,337	$1,586,222	$1,145,891
Cost of revenue (exclusive of depreciation and amortization)	889,095	1,023,544	1,224,735	1,213,403	827,544
Selling, general and administrative expenses (exclusive of depreciation and amortization)	169,781	186,104	198,864	184,908	220,955
Depreciation and amortization	77,150	93,953	100,903	138,077	98,890
Impairment of goodwill and other intangible assets	—	—	349,557	48,127	69,437
Related party expense	9,191	5,381	9,501	12,403	33,431
Operating (loss) income	21,389	(16,420)	(321,223)	(10,696)	(104,366)
Other expense (income), net:
Interest expense, net	168,048	173,878	163,449	155,991	129,676
Debt modification and extinguishment costs (gain)	(16,689)	9,589	1,404	1,067	35,512

Sundry expense (income), net	363	(153)	969	(3,271)	2,295
Other expense (income), net	401	(34,788)	14,429	(3,030)	(1,297)
Net loss before income taxes	(130,734)	(164,946)	(501,474)	(161,453)	(270,552)
Income tax (expense) benefit	(11,656)	(13,584)	(7,642)	(8,353)	61,068
Net loss	(142,390)	(178,530)	(509,116)	(169,806)	(209,484)
Dividend equivalent on Series A Preferred Stock related to beneficial conversion feature	—	—	—	—	(16,375)
Cumulative dividends for Series A Preferred Stock	(1,576)	(1,309)	(3,309)	(3,655)	(2,489)
Net loss attributable to common stockholders	(143,966)	(179,839)	(512,425)	(173,461)	(228,348)
Loss per share:
Basic	(1.22)	(3.66)	(10.55)	(3.52)	(6.53)
Diluted	(1.22)	(3.66)	(10.55)	(3.52)	(6.53)
Weighted average number of shares outstanding (1):
Basic	118,001,162	49,144,429	48,572,979	49,257,696	34,971,461
Diluted	118,001,162	49,144,429	48,572,979	49,257,696	34,971,461

(1)	Excluding in each case the 1,523,578 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action, which were treated as outstanding until they were returned to the Company.

	As of December 31,
(in thousands)	2021	2020	2019	2018	2017
Balance Sheet Data:
Cash and cash equivalents	$20,775	$68,221	$6,198	$36,206	$39,000
Accounts receivable, net of allowance for doubtful accounts	184,102	206,868	261,400	270,812	229,704
Working capital	(220,002)	(131,446)	(147,056)	(123,502)	(68,634)
Total Assets	1,037,023	1,157,779	1,258,324	1,627,823	1,717,232
Long‑term debt, net of current maturities	1,104,399	1,498,004	1,398,385	1,306,423	1,276,094
Total liabilities	1,703,795	2,084,311	2,001,365	1,869,082	1,769,029
Total stockholders’ deficit	(666,772)	(926,532)	(743,041)	(241,259)	(51,797)

Potential Future Transactions

We may, from time to time explore and evaluate possible strategic transactions, which may include joint ventures, as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, additional funds will likely be required. Subject to applicable contractual restrictions, to obtain such financing, we may seek to use cash on hand, borrowings under our revolving credit facilities, or we may seek to raise additional debt or equity financing through private placements or through registered “at-the-market” or underwritten offerings. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all. In addition, pursuant to the Registration Rights Agreement that we entered into in connection with the closing of the Novitex Business Combination, certain of our stockholders have the right to demand underwritten offerings of our Common Stock. We may from time to time in the future explore, with certain of those stockholders the possibility of an underwritten public offering of our Common Stock held by those stockholders. There can be no assurance as to whether or when an offering may be commenced or completed, or as to the actual size or terms of the offering.

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

Goodwill and other intangible assets: Goodwill and other intangible assets are initially recorded at their fair values. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Our goodwill at December 31, 2021 and 2020 was $358.3 million and $359.8 million, respectively. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

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

We conducted our annual goodwill impairment tests for year 2021 and 2020 on October 1, 2021 and 2020, respectively, and concluded that there was no impairment in our goodwill and other intangible assets during these years.

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

In the process of reconciling the fair values of the Company’s reporting units to its overall market capitalization, the Company used a combination of both quantitative and qualitative considerations, arriving at the implied control premium of (9.1)%. The implied control premium was computed using the Company’s closing stock price as of October 1, 2021.

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

Deferred income taxes are recognized on the tax consequences of temporary differences by applying enacted statutory tax rates applicable in future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities, as determined under tax laws and rates. A valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax assets will not be realized. Due to numerous ownership changes, we are subject to limitations on existing net operating losses under Section 382 of the Internal Revenue Code. In the event we determine that we would be able to realize deferred tax assets that have valuation allowances established, an adjustment to the net deferred tax assets would be recognized as a component of income tax expense through continuing operations.

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

Internal Controls and Procedures

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. For management’s assessment of internal control over financial reporting required by Item 308(a) of Regulation S-K for the year ended December 31, 2021 see Part II—Item 9A – Controls and Procedures for management’s report on the effectiveness of internal controls.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At December 31, 2021, we had $1,246.7 million of debt outstanding, with a weighted average interest rate of 10.9%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $12.5 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018. The interest rate swap contract expired in January 2021.

The interest rate swap, which was used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other expense (income), net. Other expense (income), net includes a gain of $0.1 million and $0.4 million related to changes in the fair value of the interest rate swap for the years ended December 31, 2021 and 2020, respectively.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Exela Technologies, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Sufficiency of audit evidence over revenue

As discussed in Note 2 to the consolidated financial statements, the Company reported revenue of $1,166.6 million for the fiscal year ended December 31, 2021. Revenue is generated primarily from various forms of business and transaction processing services. The Company operates in multiple countries, with significant concentrations in the United States and EMEA, and is organized in three segments that are comprised of significant strategic business units.

We identified the evaluation of the sufficiency of audit evidence over revenue as a critical audit matter.  Evaluating the sufficiency of audit evidence obtained required subjective auditor judgment because of the dispersion of the Company’s revenue processing and recording activities between strategic business units and sources of revenues. This included determining the strategic business units and sources of revenues for which procedures were performed and evaluating the evidence obtained over revenue.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the strategic business units and sources of revenues for which those procedures were performed. For each source of revenue identified for testing, we selected a sample of transactions and compared the amounts recognized as revenue for consistency with relevant underlying documentation, including contracts and other third-party evidence. We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of the procedures performed, including appropriateness of the nature and extent of audit evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Detroit, Michigan
March 16, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Exela Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Exela Technologies, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses related to the following have been identified and included in management’s assessment.

●	The Company did not design, implement and operate effective process-level control activities related to order-to-cash (including revenue, customer deposits, accounts receivable and deferred revenue) and leases. The deficiencies related to the order-to-cash process also resulted in ineffective general information technology controls due to an incomplete understanding of the risks associated with relevant information technology;
●	The Company did not sufficiently establish structures, reporting lines and appropriate authorities and responsibilities;
●	The Company did not sufficiently attract, develop and retain competent resources and hold them accountable for their internal control responsibilities;
●	Relevant and quality information to support the functioning of internal controls was not consistently generated or used by the Company to support the operation of internal controls; and
●	Internal communication of information necessary to support the functioning of internal control was not sufficient.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
March 16, 2022

Exela Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

For the years ended December 31, 2021 and 2020

(in thousands of United States dollars except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$20,775	$68,221
Restricted cash	27,285	2,088
Accounts receivable, net of allowance for doubtful accounts of $6,049 and $5,647, respectively	184,102	206,868
Related party receivables and prepaid expenses	715	711
Inventories, net	15,215	14,314
Prepaid expenses and other current assets	31,799	31,091
Total current assets	279,891	323,293
Property, plant and equipment, net of accumulated depreciation of $196,683 and $193,760, respectively	73,449	87,851
Operating lease right-of-use assets, net	53,937	68,861
Goodwill	358,323	359,781
Intangible assets, net	244,539	292,664
Deferred income tax assets	2,109	6,606
Other noncurrent assets	24,775	18,723
Total assets	$1,037,023	$1,157,779

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$61,744	$76,027
Related party payables	1,484	97
Income tax payable	3,551	2,466
Accrued liabilities	113,519	126,399
Accrued compensation and benefits	60,860	63,467
Accrued interest	10,075	48,769
Customer deposits	17,707	21,277
Deferred revenue	16,617	16,377
Obligation for claim payment	46,902	29,328
Current portion of finance lease liabilities	6,683	12,231
Current portion of operating lease liabilities	15,923	18,349
Current portion of long-term debts	144,828	39,952
Total current liabilities	499,893	454,739
Long-term debt, net of current maturities	1,104,399	1,498,004
Finance lease liabilities, net of current portion	9,156	13,287
Pension liabilities, net	28,383	35,515
Deferred income tax liabilities	11,594	9,569
Long-term income tax liabilities	3,201	2,759
Operating lease liabilities, net of current portion	41,170	56,814
Other long-term liabilities	5,999	13,624
Total liabilities	1,703,795	2,084,311
Commitments and Contingencies (Note 14)

Stockholders' equity (deficit)
Common Stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 267,646,667 shares issued and 265,194,961 shares outstanding at December 31, 2021 and 51,693,931 shares issued and 49,242,225 shares outstanding at December 31, 2020	37	15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 2,778,111 shares issued and outstanding at December 31, 2021 and 3,290,050 shares issued and outstanding at December 31, 2020	1	1
Additional paid in capital	838,853	446,739
Less: Common Stock held in treasury, at cost; 2,451,706 shares at December 31, 2021 and December 31, 2020	(10,949)	(10,949)
Equity-based compensation	56,123	52,183
Accumulated deficit	(1,532,428)	(1,390,038)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(7,463)	(7,419)
Unrealized pension actuarial losses, net of tax	(10,946)	(17,064)
Total accumulated other comprehensive loss	(18,409)	(24,483)
Total stockholders’ deficit	(666,772)	(926,532)
Total liabilities and stockholders’ deficit	$1,037,023	$1,157,779

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2021, 2020 and 2019

(in thousands of United States dollars except share and per share amounts)

	Years ended December 31,
	2021	2020	2019
Revenue	$1,166,606	$1,292,562	$1,562,337
Cost of revenue (exclusive of depreciation and amortization)	889,095	1,023,544	1,224,735
Selling, general and administrative expenses (exclusive of depreciation and amortization)	169,781	186,104	198,864
Depreciation and amortization	77,150	93,953	100,903
Impairment of goodwill and other intangible assets	—	—	349,557
Related party expense	9,191	5,381	9,501
Operating profit (loss)	21,389	(16,420)	(321,223)
Other expense (income), net:
Interest expense, net	168,048	173,878	163,449
Debt modification and extinguishment costs (gain), net	(16,689)	9,589	1,404
Sundry expense (income), net	363	(153)	969
Other expense (income), net	401	(34,788)	14,429
Net loss before income taxes	(130,734)	(164,946)	(501,474)
Income tax expense	(11,656)	(13,584)	(7,642)
Net loss	$(142,390)	$(178,530)	$(509,116)
Cumulative dividends for Series A Preferred Stock	(1,576)	(1,309)	(3,309)
Net loss attributable to common stockholders	$(143,966)	$(179,839)	$(512,425)
Loss per share:
Basic and diluted	$(1.22)	$(3.66)	$(10.55)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2021, 2020 and 2019

(in thousands of United States dollars)

	Years ended December 31,
	2021	2020	2019
Net loss	$(142,390)	$(178,530)	$(509,116)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(44)	(90)	(906)
Unrealized pension actuarial gains (losses), net of tax	6,118	(9,005)	1,242
Total other comprehensive loss, net of tax	$(136,316)	$(187,625)	$(508,780)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

December 31, 2019

(in thousands of United States dollars except share and per share amounts)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2019	50,047,653	$15	4,569,233	$1	849,728	$(10,342)	$445,452	$41,731	$(6,423)	$(9,301)	$(702,392)	$(241,259)
Net loss January 1 to December 31, 2019	—	—	—	—	—	—	—	—	—	—	(509,116)	(509,116)
Equity-based compensation	—	—	—	—	—	—	—	7,829	—	—	—	7,829
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(906)	—	—	(906)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	1,242	—	1,242
RSUs vested	203,494	—	—	—	—	—	—	—	—	—	—	—
Withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	(223)	—	—	—	(223)
Shares repurchased	(79,321)	—	—	—	79,321	(607)	—	—	—	—	—	(607)
Preferred shares converted to common	112,071	—	(275,000)	—	—	—	—	—	—	—	—	—
Balances at December 31, 2019	50,283,897	$15	4,294,233	$1	929,049	$(10,949)	$445,452	$49,337	$(7,329)	$(8,059)	$(1,211,508)	$(743,040)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

December 31, 2020

(in thousands of United States dollars except share and per share amounts)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2020	50,283,897	$15	4,294,233	$1	929,049	$(10,949)	$445,452	$49,337	$(7,329)	$(8,059)	$(1,211,508)	$(743,040)
Net loss January 1 to December 31, 2020	—	—	—	—	—	—	—	—	—	—	(178,530)	(178,530)
Equity-based compensation	—	—	—	—	—	—	—	2,846	—	—	—	2,846
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(90)	—	—	(90)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	(9,005)	—	(9,005)
Shares returned in connection with the Appraisal Action following repayment of Margin Loan	(1,523,578)	—	—	—	1,523,578	—	—	—	—	—	—	—
Preferred stock converted to Common Stock	409,238	—	(1,004,183)	—	—	—	—	—	—	—	—	—
Settlement gain on related party payable to Ex-Sigma 2	—	—	—	—	—	—	1,287	—	—	—	—	1,287
RSUs vested	71,747	—	—	—	—	—	—	—	—	—	—	—
Adjustment to number of shares withheld in lieu of tax obligation of RSU holders in the year 2018	921	—	—	—	(921)	—	—	—	—	—	—	—
Balances at December 31, 2020	49,242,225	$15	3,290,050	$1	2,451,706	$(10,949)	$446,739	$52,183	$(7,419)	$(17,064)	$(1,390,038)	$(926,532)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

December 31, 2021

(in thousands of United States dollars except share and per share amounts)

									Accumulated Other Comprehensive Loss
										Unrealized
									Foreign	Pension
									Currency	Actuarial		Total
	Common Stock		Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2021	49,242,225	$15	3,290,050	$1	2,451,706	$(10,949)	$446,739	$52,183	$(7,419)	$(17,064)	$(1,390,038)	$(926,532)
Net loss January 1 to December 31, 2021	—	—	—	—	—	—	—	—	—	—	(142,390)	(142,390)
Equity-based compensation	—	—	—	—	—	—	—	3,940	—	—	—	3,940
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(44)	—	—	(44)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	6,118	—	6,118
Preferred shares converted to Common Stock	223,977	—	(511,939)	—	—	—	—	—	—	—	—	—
Payment for fractional shares on Reverse Stock Split	(5,445)	—	—	—	—	—	(14)	—	—	—	—	(14)
Issuance of Common Stock to existing directors under subscription agreements	403,769	—	—	—	—	—	530	—	—	—	—	530
Issuance of Common Stock from at the market offerings, net of offering costs	205,598,616	21	—	—	—	—	366,519	—	—	—	—	366,540
Issuance of Common Stock from private placement	9,731,819	1	—	—	—	—	25,079	—	—	—	—	25,080
Balances at December 31, 2021	265,194,961	$37	2,778,111	$1	2,451,706	$(10,949)	$838,853	$56,123	$(7,463)	$(10,946)	$(1,532,428)	$(666,772)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2021, 2020 and 2019

(in thousands of United States dollars unless otherwise stated)

	Years ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net loss	$(142,390)	$(178,530)	$(509,116)
Adjustments to reconcile net loss
Depreciation and amortization	77,150	93,953	100,903
Original issue discount and debt issuance cost amortization	16,319	15,117	11,777
Debt modification and extinguishment costs (gain), net	(30,613)	8,296	1,049
Impairment of goodwill and other intangible assets	—	—	349,557
Provision for doubtful accounts	2,714	422	4,304
Deferred income tax provision	6,649	7,940	1,093
Share-based compensation expense	3,940	2,846	7,827
Unrealized foreign currency losses	173	(414)	(511)
Loss (Gain) on sale of assets	(960)	(43,338)	556
Fair value adjustment for interest rate swap	(125)	(375)	4,337
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	17,438	54,538	4,410
Prepaid expenses and other assets	(1,597)	(1,379)	(4,825)
Accounts payable and accrued liabilities	(61,068)	12,015	(19,588)
Related party payables	1,382	(353)	(14,339)
Additions to outsource contract costs	(546)	(519)	(1,285)
Net cash used in operating activities	(111,534)	(29,781)	(63,851)

Cash flows from investing activities
Purchase of property, plant and equipment	(14,574)	(11,663)	(14,360)
Additions to internally developed software	(1,954)	(3,825)	(6,182)
Cash paid for acquisition, net of cash received	—	(12,500)	(5,000)
Cash paid for earnouts	—	(700)	—
Proceeds from sale of assets	7,267	50,126	360
Net cash provided by (used in) investing activities	(9,261)	21,438	(25,182)

Cash flows from financing activities
Proceeds from issuance of Common Stock from private placement	25,065	—	—
Proceeds from issuance of Common Stock from at the market offerings	379,963	—	—
Proceeds from directors' equity contribution	269	—	—
Repurchases of Common Stock	—	—	(3,480)
Cash paid for equity issuance costs from at the market offerings	(13,423)	—	—
Borrowings under factoring arrangement and Securitization Facilities	142,501	297,673	68,283
Principal repayment on borrowings under factoring arrangement and Securitization Facilities	(144,965)	(203,841)	(64,976)
Cash paid for withholding taxes on vested RSUs	—	(7)	(223)
Lease terminations	(1,303)	(337)	(318)
Cash paid for debt issuance costs	(1,181)	(16,205)	(7)
Principal payments on finance lease obligations	(11,471)	(12,758)	(20,465)
Borrowings from senior secured revolving facility	11,000	29,750	206,500
Repayments on senior secured revolving facility	(55)	(14,200)	(141,500)
Proceeds from issuance of 2026 Notes	3,574	—	—
Proceeds from senior secured term loans	—	—	29,850
Repayments on senior secured term loan and 2023 Notes as part of debts exchanges	(309,305)	—	—
Borrowings from other loans	126,352	29,260	39,153
Cash paid for debt repurchases	(71,184)	—	—
Principal repayments on senior secured term loans and other loans	(37,186)	(45,973)	(53,678)
Net cash provided by financing activities	98,651	63,362	59,139
Effect of exchange rates on cash	(105)	1,191	139
Net increase (decrease) in cash and cash equivalents	(22,249)	56,210	(29,755)
Cash, restricted cash, and cash equivalents
Beginning of period	70,309	14,099	43,854
End of period	$48,060	$70,309	$14,099
Supplemental cash flow data:
Income tax payments, net of refunds received	$3,765	$2,695	$7,882
Interest paid	188,802	152,678	144,456
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	3,270	4,372	10,732
Leasehold improvements funded by lessor	125	—	—
Settlement gain on related party payable to Ex-Sigma 2	—	1,287	—
Accrued capital expenditures	1,652	2,124	1,402

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

The Company raised $406.8 million in gross proceeds from equity financings during the year ended December 31, 2021 (Note 17) and reduced indebtedness by $338.5 million during the year ended December 31, 2021, and has materially reduced its current liabilities. As a result of this, the substantial doubt regarding the Company’s ability to meet its obligation as they become due within one year after the date of the financial statements are issued which was raised by management prior to the second quarter of 2021, is not applicable since the end of the second quarter of 2021 through and as of the date of these financial statements.

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

Obligation for Claim Payment

As part of the Company's legal claims processing service, the Company holds cash for various settlement funds. Some of the cash is used to pay tax obligations and other liabilities of the settlement funds. The Company has recorded a liability for the settlement funds received, which is included in Obligation for claim payment in the consolidated balance sheets, of $46.9 million and $29.3 million at December 31, 2021 and 2020, respectively.

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

Trademarks

The Company has determined that its trademark intangible assets resulting from acquisitions are definite-lived assets and therefore are subject to amortization. The Company amortizes such trademarks on a straight-line basis over the estimated useful life, which is typically one year. As of December 31, 2021 these trademarks were fully amortized.

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

Non-compete Agreements

The Company acquired certain non-compete agreements in connection with the Novitex Business Combination. These were related to four Novitex executives that were terminated following the acquisition. As of December 31, 2021 these agreements were fully amortized.

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

The Company did not record any material impairment related to its property, plant, and equipment, customer relationships, trademarks, developed technology, capitalized software cost, assembled workforce or outsourced contract costs for the years ended December 31, 2021, 2020, and 2019.

Goodwill

Goodwill represents the excess purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations. Goodwill is generally allocated to reporting units based upon relative fair value (taking into consideration other factors such as synergies) when an acquired business is integrated into multiple reporting units. The Company's reporting units are at the operating segment level, for which discrete financial information is prepared and regularly reviewed by management. When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method.

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

The Company's objective in using interest rate derivatives was to manage its exposure to variable interest rates related to its term loans under the Credit Agreement. In order to accomplish this objective, in November 2017, the Company entered into a three year, one-month LIBOR interest rate contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of such term loans. The swap contract swapped out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% paid semi-annually starting January 12, 2018.

There is no open swap position as of December 31, 2021 as the existing interest rate swap contract expired in January 2021. The following table summarizes the Company’s interest rate swap positions as of December 31, 2020:

		December 31, 2020
Effective	Maturity	(In Millions)	Weighted Average
date	date	Notional Amount	Interest Rate
1/12/2018	1/12/2021	$328.1	1.9275%

The interest rate swap, which was used to manage the Company's exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, the change in the fair value of the derivative was recorded directly in other income (expense), net. Other income (expense), net includes a gain of $0.1 million and $0.4 million related to the change in fair value of the interest rate swap for the years ended December 31, 2021 and 2020, respectively. The fair value of the interest rate swap was recorded in the accrued liabilities on the consolidated balance sheet.

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

Stock-Based Compensation

The Company accounts for all equity-classified awards under stock-based compensation plans at their “fair value”. This fair value is measured at the fair value of the awards at the grant date and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of the awards on the grant date is determined using the stock price on the respective grand date in the case of restricted stock units and using an option pricing model in the case of stock options. The expense resulting from share-based payments is recorded in Selling, general and administrative expense in the accompanying consolidated statements of operations.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region and by segment for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021				2020				2019
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$649,505	$217,839	$74,641	$941,985	$769,487	$219,047	$68,472	$1,057,006	$958,625	$256,721	$71,332	$1,286,678
EMEA	205,772	—	—	205,772	213,418	—	—	213,418	248,466	—	—	248,466
Other	18,849	—	—	18,849	22,138	—	—	22,138	27,193	—	—	27,193
Total	$874,126	$217,839	$74,641	$1,166,606	$1,005,043	$219,047	$68,472	$1,292,562	$1,234,284	$256,721	$71,332	$1,562,337

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Accounts receivable, net	$184,102	$206,868
Deferred revenues	17,518	16,919
Customer deposits	17,707	21,277
Costs to obtain and fulfill a contract	2,328	3,295

Accounts receivable, net includes $22.6 million and $23.2 million as of December 31, 2021 and 2020, respectively, representing amounts not billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $17.2 million during the year ended December 31, 2021 that had been deferred as of December 31, 2020.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. We recognized $1.5 million and $2.4 million of amortization for these costs in 2021 and 2020, respectively, within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

When evaluating the transaction price, we analyze, on a contract-by-contract basis, all applicable variable consideration. The nature of our contracts gives rise to variable consideration, including volume discounts, contract penalties, and other similar items that generally decrease the transaction price. We estimate these amounts based on the expected amount to be provided to customers and reduce revenues recognized. We do not anticipate significant changes to our estimates of variable consideration.

We include reimbursements from customers, such as postage costs, in revenue, while the related costs are included in cost of revenue.

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of December 31, 2021 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

2022	$42,700
2023	35,449
2024	31,126
2025	28,316
2026	570
2027 and thereafter	—
Total	$138,161

Research and Development

Research and development costs are expensed as incurred. Research and development costs expensed for the years ended December 31, 2021, 2020, and 2019 were $1.3 million, $1.1 million, and $1.7 million, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2021, 2020, and 2019, were $0.4 million, $0.7 million, and $1.1 million, respectively.

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

Operations

A portion of the Company’s labor and operations is situated outside of the United States in India and other locations. The carrying value of long-lived assets that are situated outside of the United States is approximately $26.8 million and $31.2 million as of December 31, 2021 and 2020, respectively.

Foreign Currency Translation

The functional currency for the Company’s production operations located in India, Philippines, China, and Mexico is the United States dollar. Included in other expense as Sundry expense (income), net in the consolidated statements of operations are net exchange loss of $0.2 million for the year ended December 31, 2021and net exchange gain of $0.4 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.

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

Beneficial Conversion Feature

The Company's Series A Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) contains a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the beneficial conversion feature by allocating the intrinsic value of the conversion option, which is the number of shares of Common Stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of Common Stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Series A Preferred Stock. As a result of the occurrence of events meeting the definition of a “Fundamental Change” as defined in the Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock of the Company during the period, the Company recognized the entire dividend equivalent of $16.4 million as of December 31, 2017. There was no dividend equivalent recognized in 2019, 2020 and 2021.

Net Loss per Share

Earnings per share (“EPS”) is computed by dividing net loss available to holders of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share (“Common Stock”) by the weighted average number of shares of Common Stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, using the more dilutive of the two-class method and if-converted method in periods of earnings. The two class method is an earnings allocation method that determines earnings per share (when there are earnings) for Common Stock and participating securities. The if-converted method assumes all convertible securities are converted into Common Stock. Diluted EPS excludes all dilutive potential shares of Common Stock if their effect is anti-dilutive.

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”) was calculated using the if-converted method. As of December 31, 2021, the outstanding shares of the Company’s Series A Preferred Stock, if converted would have resulted in an additional 1,309,187 shares of Common Stock outstanding, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive.

The Company was originally incorporated as a special purpose acquisition company under the name Quinpario Acquisition Corp 2 (“Quinpario”), which changed its name to Exela Technologies, Inc. in July 2017. The Company has not included the effect of 35,000,000 warrants sold in the Quinpario Initial Public Offering (“IPO”) or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units, performance units and options of 11,314,307, 1,662,155 and 1,749,002, respectively in the calculation of diluted loss per share for the years ended December 31, 2021, 2020 and 2019 as their effects were anti-dilutive (i.e. reduces the net loss per share).

The components of basic and diluted EPS are as follows. All shares and per share amounts for the years 2020 and 2019 have been adjusted for a one share-for-three shares reverse stock split which took effect on January 26, 2021:

	Year Ended December 31,
	2021	2020	2019
Net loss attributable to common stockholders (A)	$(143,966)	$(179,839)	$(512,425)
Weighted average common shares outstanding - basic and diluted (B)	118,001,162	49,144,429	48,572,979
Loss Per Share:
Basic and diluted (A/B)	$(1.22)	$(3.66)	$(10.55)

The weighted average common shares outstanding - basic and diluted, in the table above, exclude in each case the 1,523,578 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action (as defined and described further in Note 14 below) which became treasury stock, but which were included in the number of shares of Common Stock outstanding as of December 31, 2019.

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

Recently Issued Accounting Pronouncements

In October 2021, the FASB issued ASU no. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. While primarily related to contract assets and contract liabilities that were accounted for by the acquiree in accordance with ASC 606, the amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20. The ASU should be applied prospectively and is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that adopting this standard will have on the consolidated financial statements.

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

4. Inventories

Inventories, net consist of the following:

	December 31,
	2021	2020
Work in process	$973	$961
Finished goods	11,480	12,312
Supplies and parts	7,028	5,473
Less: Allowance for obsolescence	(4,266)	(4,432)
	15,215	14,314

5. Accounts Receivable

Accounts receivable, net consist of the following:

	December 31,
	2021	2020
Billed receivables	$160,407	$179,696
Unbilled receivables	22,570	23,210
Other	7,174	9,609
Less: Allowance for doubtful accounts	(6,049)	(5,647)
	$184,102	$206,868

Unbilled receivables represent balances recognized as revenue that have not been billed to the customer. The Company’s allowance for doubtful accounts is based on a policy developed by historical experience and management judgment. Adjustments to the allowance for doubtful accounts may occur based on market conditions or specific client circumstances.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2021	2020
Prepaids	$22,880	$30,459
Deposits	8,919	632
	$31,799	$31,091

7. Leases

The Company leases numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, the Philippines, and China. The Company’s facilities house general offices, sales offices, service locations, and production facilities. Substantially all of the Company’s operations facilities are leased under long-term leases with varying expiration dates, except for the few owned locations. The Company regular obtains various machinery, equipment, vehicles and furniture on leases. The machinery and equipment leases mainly include leasing of computers, servers, other IT equipment, mailing system, production equipment, generators, office equipment, printers, copiers and miscellaneous warehouse equipment.

The Company’s ROU assets and lease liabilities as of December 31, 2021 and 2020 recorded on the consolidated balance sheet are as follows:

	December 31,	December 31,
	2021	2020
Balance sheet location:
Operating Lease
Operating lease right-of-use assets, net	$53,937	$68,861
Current portion of operating lease liabilities	15,923	18,349
Operating lease liabilities, net of current portion	41,170	56,814
Finance Lease
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	8,918	17,164
Current portion of finance lease liabilities	6,683	12,231
Finance lease liabilities, net of current portion	9,156	13,287

Supplemental balance sheet information related to leases is as follows:

	December 31,	December 31,
	2021	2020
Weighted-average remaining lease term
Operating leases	4.3 Years	4.8 Years
Finance leases	2.4 Years	3.7 Years

Weighted-average discount rate
Operating leases	13.1%	11.9%
Finance leases	12.4%	10.7%

The interest on financing lease liabilities was $2.3 million and $2.6 million for the year ended December 31, 2021 and 2020, respectively. The amortization expense on finance lease right-of-use assets was $9.1 million and $12.8 million for the year ended December 31, 2021 and 2020, respectively.

Maturities of finance and operating lease liabilities based on lease term for the next five years are as follows:

	Finance	Operating
	Leases	Leases
2022	$8,288	$22,028
2023	4,581	16,468
2024	3,902	12,813
2025	2,065	8,862
2026	203	7,073
2027 and thereafter	—	8,083
Total lease payments	19,039	75,327
Less: Imputed interest	(3,200)	(18,234)
Present value of lease liabilities	$15,839	$57,093

Consolidated rental expense for all operating leases was $51.8 million, $69.1 million, and $77.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The following table summarizes the cash paid and related right-of-use operating finance or operating lease recognized for the years ended December 31, 2021 and 2020.

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,950	$34,193
Financing cash flows from finance leases	11,471	12,925
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	6,507	23,644
Finance leases	3,270	4,372

8. Property, Plant and Equipment, Net

Property, plant, and equipment, which include assets recorded under finance leases, are stated at cost less accumulated depreciation, and amortization, and consist of the following:

	Estimated Useful Lives	December 31,
	(in Years)	2021	2020
Land	N/A	$6,688	$6,903
Buildings and improvements	7 – 40	20,268	20,688
Leasehold improvements	Shorter of life of improvement or lease term	36,289	39,797
Vehicles	5 – 7	311	337
Machinery and equipment	5 – 15	26,346	22,991
Computer equipment and software	3 – 8	102,746	99,434
Furniture and fixtures	5 – 15	8,478	8,599
Finance lease right-of-use assets	Shorter of life of the asset or lease term	69,006	82,862
		270,132	281,611
Less: Accumulated depreciation and amortization		(196,683)	(193,760)
Property, plant and equipment, net		$73,449	$87,851

Depreciation expense related to property, plant and equipment was $26.7 million, $39.2 million, and $41.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

9. Intangible Assets and Goodwill

Intangibles

Intangible assets are stated at cost or acquisition-date fair value less amortization and impairment and consist of the following:

	Weighted Average	December 31, 2021
	Remaining Useful Life	Gross Carrying	Accumulated	Intangible
	(in Years)	Amount (a)	Amortization	Asset, net
Customer relationships	9.5	$508,241	$(316,084)	$192,157
Developed technology	2.8	88,553	(87,612)	941
Trade names (b)	Indefinite-lived	8,400	(3,100)	5,300
Outsource contract costs	3.6	16,814	(14,486)	2,328
Internally developed software	3.2	49,108	(27,812)	21,296
Assembled workforce	1	4,473	(3,355)	1,118
Purchased software	12	26,749	(5,350)	21,399
Intangibles, net		$702,338	$(457,799)	$244,539

	Weighted Average	December 31, 2020
	Remaining Useful Life	Gross Carrying	Accumulated	Intangible
	(in Years)	Amount (a)	Amortization	Asset, net
Customer relationships	10.2	$508,485	$(278,306)	$230,179
Developed technology	3.4	88,553	(87,111)	1,442
Trade names (b)	Indefinite-lived	8,400	(3,100)	5,300
Outsource contract costs	3.3	16,331	(13,036)	3,295
Internally developed software	3.7	47,182	(20,152)	27,030
Assembled workforce	2	4,473	(2,237)	2,236
Purchased software	13	26,749	(3,567)	23,182
Intangibles, net		$700,173	$(407,509)	$292,664

(a)	Amounts include intangibles acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2021 and 2020 is net of accumulated impairment losses of $44.1 million. Carrying amount of $5.3 million as at December 31, 2021 represents indefinite-lived intangible asset.

In connection with the completion of the annual impairment tests as of October 1, 2021 and 2020, the Company recorded no impairment charge to goodwill and trade names.

The impairment charges for the year 2019 are included within Impairment of goodwill and other intangible assets in the consolidated statements of operations.

Aggregate amortization expense related to intangibles was $50.5 million, $54.7 million, and $59.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense
2022	$47,395
2023	38,619
2024	30,944
2025	23,416
2026	19,269
Thereafter	79,243
$238,886

Goodwill

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2020 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at December 31, 2020 (a)
ITPS	$254,120	$—	$—	$—	$10	$254,130
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$359,771	$—	$—	$—	$10	$359,781

	Balances as at January 1, 2021 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at December 31, 2021 (a)
ITPS	$254,130	$—	$(825)	$—	$(633)	$252,672
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$359,781	$—	$(825)	$—	$(633)	$358,323

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to ITPS is $316.5 million as at December 31, 2021; and $317.5 million as at December 31, 2020 and December 31, 2019. Accumulated impairment relating to LLPS is $243.4 million as at December 31, 2021, December 31, 2020 and December 31, 2019.

10. Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	December 31,
	2021	2020
Accrued taxes (exclusive of income taxes)	$9,858	$12,953
Accrued lease exit obligations	36	270
Accrued professional and legal fees	29,119	33,897
Accrued appraisal action liability	63,422	60,654
Accrued legal reserve for pending litigation	8,046	15,146
Accrued transaction costs	2,305	2,739
Other accruals	733	740
	$113,519	$126,399

Other Long-term liabilities consist of the following:

	December 31,
	2021	2020
Deferred revenue	$901	$542
Accrued rent	—	449
Accrued lease exit obligations	195	195
Accrued compensation expense	1,578	1,897
Cares Act payroll tax deferrals	—	7,183
Other	3,325	3,358
	$5,999	$13,624

11. Long-Term Debt and Credit Facilities

Senior Credit Facilities

On July 12, 2017, subsidiaries of the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility maturing July 12, 2022 (the “Revolving Credit Facility”).

The Credit Agreement provided for the following interest rates for borrowings under the senior secured term facility and the Revolving Credit Facility: at the borrower’s option, either (1) an adjusted LIBOR, subject to a 1.0% floor in the case of term loans, or (2) a base rate, in each case plus an applicable margin. The initial applicable margin for the senior secured term facility was 7.5% with respect to LIBOR borrowings and 6.5% with respect to base rate borrowings. The initial applicable margin for the Revolving Credit Facility was 7.0% with respect to LIBOR borrowings and 6.0% with respect to base rate borrowings. The applicable margin for borrowings under the Revolving Credit Facility is subject to step-downs based on leverage ratios. The senior secured term loan is subject to amortization payments, commencing on the last day of the first full fiscal quarter of the Company following the closing date, of 0.6% of the aggregate principal amount for each of the first eight payments and 1.3% of the aggregate original principal amount for payments thereafter, with any balance due at maturity.

Term Loan Repricing

On July 13, 2018, Exela executed a transaction to reprice the $343.4 million of term loans outstanding under its senior secured credit facilities (the “Repricing”). The Repricing was accomplished pursuant to a First Amendment to the First Lien Credit Agreement (the “First Amendment”), dated as of July 13, 2018, by and among the Company’s subsidiaries Exela Intermediate Holdings LLC, Exela Intermediate, LLC, each “Subsidiary Loan Party” listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto, whereby such subsidiaries borrowed $343.4 million of refinancing term loans (the “Repricing Term Loans”) to refinance their existing senior secured term loans.

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

The Repricing Term Loans will bear interest at a rate per annum of, at the borrower’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans. The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the existing senior secured term loans that were incurred on July 12, 2017 pursuant to the Credit Agreement. The Repricing Term Loans will mature on July 12, 2023, the same maturity date as the prior senior secured term loans.

2018 Incremental Term Loans

On July 13, 2018, the Company’s subsidiaries borrowed an additional $30.0 million pursuant to incremental term loans (the “Incremental Term Loans”) under the First Amendment. The proceeds of the Incremental Term Loans may be used by the Company for general corporate purposes and to pay fees and expenses in connection with the First Amendment. The interest rates applicable to the Incremental Term Loans are the same as those for the Repricing Term Loans.

The borrower may voluntarily repay the Repricing Term Loans and the Incremental Term Loans (collectively, the “Term Loans”) at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans. The Incremental Term Loans will mature on July 12, 2023, the same maturity date as the Repricing Term Loans and prior senior secured term loans.

Other than as described above, the terms, conditions and covenants applicable to the Repricing Term Loans and the Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the existing senior secured loans under the Credit Agreement.

2019 Incremental Term Loan

On April 16, 2019, the Company’s subsidiaries borrowed an additional $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”) under the Second Amendment to First Lien Credit Agreement (the “Second Amendment”). The proceeds of the 2019 Incremental Term Loans were used to replace the cash spent for acquisitions, pay related fees, expenses and related borrowings and for general corporate purposes. The 2019 Incremental Term Loans will mature on July 12, 2023, the same maturity date as the Incremental Term Loans, Repricing Term Loans and prior senior secured term loans under the Credit Agreement.

The 2019 Incremental Term Loans will bear interest at a rate per annum that is the same as the Repricing Term Loans under the senior credit facility. The 2019 Incremental Term Loans will mature on July 12, 2023, the same maturity date as the Term Loans. The borrower may voluntarily repay the 2019 Incremental Term Loans at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans.

Other than as described above, the terms, conditions and covenants applicable to the 2019 Incremental Term Loans are consistent with the terms, conditions and covenants that are applicable to the Repricing Term Loans and 2018 Incremental Term Loans under the Credit Agreement. The Repricing and issuance of the 2018 and 2019 Incremental Term Loans resulted in a partial debt extinguishment, for which Exela recognized $1.4 million in debt extinguishment costs during the year ended December 31, 2019, reported within Debt modification and extinguishment costs (gain), net within our consolidated statements of operations.

Third Amendment

On May 18, 2020, subsidiaries of the Company amended the Credit Agreement (the Third Amendment to First Lien Credit Agreement (the “Third Amendment”) to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Upon the Company’s delivery of the annual and quarterly financial statements within the time frames stated therein (which the Company satisfied during the month of June 2020), the borrower became in compliance with respect to the financial statement delivery requirements set forth in the Credit Agreement. Pursuant to the Third Amendment, the borrowers also amended the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the amendment, the borrower under the Credit Agreement was also required to maintain a minimum Liquidity (as defined in the amendment) of $35.0 million. In connection with this amendment, the borrower paid a forbearance fee of $5 million to the consenting lenders. The Company concluded that the amendment represents modification of debt under ASC 470-50. Accordingly, the forbearance fee paid was added to unamortized debt issuance cost which shall be amortized using updated effective interest rate based on modified cash flows.

Private Exchange

On December 9, 2021, in a separate transaction referred to as “Private Exchange” (outside of the Public Exchange as discussed below), subsidiaries of the Company agreed with three (3) of their term loan lenders for partial repayment and partial exchange of their outstanding balance of senior secured term loan under Credit Agreement for the new 2026 Notes. The borrower agreed with these participating lenders to repay outstanding balance of $212.1 million of senior secured term loan under Credit Agreement payable to them in cash consideration of $84.3 million and in new 2026 Notes of $127.8 million. In connection with the Private Exchange transaction, the exchanging lenders provided consents to amend the Credit Agreement to (i) eliminate all affirmative covenants, (ii) eliminate all negative covenants and (iii) eliminate certain events of default (other than events of default relating to payment obligations). The Company concluded that the exchange of senior secured term loan for 2026 Notes and cash under Private Exchange represented modification of debt under ASC 470-50. Accordingly, $1.0 million of the fees paid to third parties was charged to consolidated statement of operations and reported within Debt modification and extinguishment costs (gain), net within our consolidated statements of operations for the year ended December 31, 2021.

As a result of the Private Exchange, repurchases (as discussed below) and periodic principal repayments, $93.2 million aggregate principal amount of the senior secured term loan remains outstanding as of December 31, 2021.

Revolving Credit Facility; Letters of Credit

As of December 31, 2021 and December 31, 2020, our $100 million Revolving Credit Facility was fully drawn taking into account letters of credit issued thereunder. As of December 31, 2021 and December 31, 2020, there were outstanding irrevocable letters of credit totaling approximately $0.5 million and $19.5 million, respectively, under the Revolving Credit Facility.

Senior Secured 2023 Notes

On July 12, 2017, subsidiaries of the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes are guaranteed by nearly all U.S. subsidiaries of the Company. The 2023 Notes bear interest at a rate of 10.0% per year. The issuers pay interest on the 2023 Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The 2023 Notes will mature on July 15, 2023. As of December 31, 2021, the Company was in compliance with all covenants required under the 2023 Notes.

Public Exchange

On October 27, 2021, the Company launched an offer to exchange (the “Public Exchange”) up to $225.0 million in cash and new 11.500% First-Priority Senior Secured Notes due 2026 (the “2026 Notes”) for the Company’s outstanding 2023 Notes. The Public Exchange was for $900 in cash per $1,000 principal amount of 2023 Notes tendered subject to proration. The maximum amount of cash to be paid was $225.0 million and the offer was not subject to any minimum participation condition. In case of oversubscription to the cash offer, tendered 2023 Notes would be accepted for cash on a pro rata basis (as a single class). The balance of any tendered 2023 Notes not accepted for cash would be exchanged into 2026 Notes on the basis of $1,000 principal amount of new 2026 Notes for each $1,000 principal amount of outstanding 2023 Notes tendered.

As of the expiration time of the Public Exchange, $912,660,000 aggregate principal amount, or approximately 91.3%, of the 2023 Notes were validly tendered pursuant to the Public Exchange. On December 9, 2021, upon the settlement of the Public Exchange, $662,660,000 aggregate principal amount of the 2026 Notes were issued and an aggregate $225.0 million in cash (plus accrued but unpaid interest) was paid to participating holders in respect of the validly tendered 2023 Notes. The Company concluded that the exchange of notes under Public Exchange represented modification of debt under ASC 470-50. Accordingly, $12.9 million of the fees paid to third parties was charged to consolidated statement of operations and reported within Debt modification and extinguishment costs (gain), net within our consolidated statements of operations for the year ended December 31, 2021.

As a result of the Public Exchange and repurchases (as discussed below), $22.8 million aggregate principal amount of the 2023 Notes remains outstanding as of December 31, 2021.

Third Supplemental Indenture

In conjunction with the Public Exchange, the Company also solicited consents to amend certain provisions in the indenture governing the 2023 Notes (“Notes Amendments”). On December 1, 2021, on receipt of the requisite consents to the Notes Amendments, the Company, and Wilmington Trust, National Association, as trustee (the “2023 Notes Trustee”), entered into a third supplemental indenture (the “Third Supplemental Indenture”) to the indenture, dated as of July 12, 2017 (as amended and supplemented by (i) the first supplemental indenture, dated as of July 12, 2017 and (ii) the second supplemental indenture, dated as of May 20, 2020, the “2023 Notes Indenture”) governing the outstanding 2023 Notes. The Third Supplemental Indenture amends the 2023 Notes Indenture and the 2023 Notes to eliminate substantially all of the restrictive covenants, eliminate certain events of default, modify covenants regarding mergers and consolidations and modify or eliminate certain other provisions, including certain provisions relating to future guarantors and defeasance, contained in the 2023 Notes Indenture and the 2023 Notes. In addition, all of the collateral securing the 2023 Notes was released pursuant to the Third Supplemental Indenture.

Senior Secured 2026 Notes

On December 9, 2021, subsidiaries of the Company issued $790.5 million in aggregate principal amount of 11.5% First Priority Senior Secured Notes due 2026 under certain Public Exchange and Private Exchange transactions as discussed above. Apart from this, during December 2021 the Company issued and sold $4.5 million in aggregate principal amount of 2026 Notes generating net proceeds of $3.6 million. The 2026 Notes are guaranteed by nearly all U.S. subsidiaries of the Company. The 2026 Notes bear interest at a rate of 11.5% per year. The issuers shall pay interest on the 2026 Notes on January 15 and July 15 of each year, commencing on July 15, 2022. The 2026 Notes will mature on July 12, 2026. As of December 31, 2021, the Company was in compliance with all covenants required under the 2026 Notes.

On or after December 1, 2022, the issuers may redeem the 2026 Notes in whole or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, prior to December 1, 2022, the issuers may redeem the 2026 Notes in whole or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2026 Notes redeemed, plus the Applicable Premium as of, and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. “Applicable Premium” means, with respect to any 2026 Note on any applicable redemption date, as determined by the issuers, the greater of: (1) 1% of the then outstanding principal amount of the 2026 Note; and (2) the excess of: (a) the present value at such redemption date of (i) the redemption price of the 2026 Note, at December 1, 2022 plus (ii) all required interest payments due on the 2026 Note through December 1, 2022 (excluding accrued but unpaid interest), computed using a discount rate equal to the treasury rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the 2026 Note.

Repurchases

In July 2021 the Company commenced a debt buyback program to repurchase 2023 Notes and senior secured term loans under the Credit Agreement, which is ongoing. During the year ended December 31, 2021, we repurchased $64.5 million of the outstanding principal amount of our 2023 Notes for a net cash consideration of $48.4 million. The gain on early extinguishment of debt for the 2023 Notes during the year ended December 31, 2021 totaled $15.3 million and is inclusive of $0.6 million and $0.2 million write off of original issue discount and debt issuance costs, respectively. During the year ended December 31, 2021, we also repurchased $40.0 million of the outstanding principal amount of our senior secured term loans under the Credit Agreement for a net cash consideration of $22.8 million. The gain on early extinguishment of debt for the senior secured term loans during the year ended December 31, 2021 totaled $15.3 million and is inclusive of $0.4 million and $1.5 million write off of original issue discount and debt issuance costs, respectively. Gain on the early extinguishment of debt during the year ended December 31, 2021 is reported within Debt modification and extinguishment costs (gain), net within our consolidated statements of operations.

BRCC Facility

On November 17, 2021, GP2 XCV, LLC, a subsidiary of the Company (“GP2 XCV"), entered into a borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company was able to borrow an original principal amount of $75.0 million, which was later increased to $115.0 million as of December 7, 2021 (as the same may be amended from time to time, the “BRCC Facility”). The BRCC Facility is secured by a lien on all the assets of GP2 XCV and by a pledge of the equity of GP2 XCV. GP2 XCV is a bankruptcy-remote entity and as such its assets are not available to other creditors of the Company or any of its subsidiaries other than GP2 XCV. The BRCC Facility will mature on March 31, 2023. Interest under the BRCC Facility accrues at a rate of 11.5% per annum and is payable quarterly on the last business day of each March, June, September and December. The purpose of this facility was to fund certain repurchases of senior secured term loan under the Credit Agreement and to provide funding of Public Exchange transaction and Private Exchange transaction as discussed above. As of December 31, 2021, there were borrowings of $115.0 million outstanding under the BRCC Facility. As of December 31, 2021, the Company was in compliance with all covenants required under the BRCC Facility.

Securitization Facilities

On January 10, 2020, certain subsidiaries of the Company entered into a $160.0 million accounts receivable securitization facility with a five year term (“A/R Facility”). In the A/R Facility, (i) Exela Receivables 1, LLC (the “A/R Borrower”), a wholly-owned indirect subsidiary of the Company, entered into a Loan and Security Agreement (the “A/R Loan Agreement”), dated as of January 10, 2020, with TPG Specialty Lending, Inc., as administrative agent (the “A/R Administrative Agent”), PNC Bank National Association, as LC Bank (the “A/R LC Bank”), the lenders (each, an “A/R Lender” and collectively the “A/R Lenders”) and the Company, as initial servicer, pursuant to which the A/R Lenders made loans (the “A/R Loan”) to the A/R Borrower used to purchase certain receivables and related assets from its sole member, Exela Receivables Holdco, LLC (the “A/R Parent SPE”), a wholly-owned indirect subsidiary of the Company, (ii) sixteen other indirect, wholly-owned U.S. subsidiaries of the Company (collectively, the “A/R Originators”) sold or contributed to the A/R Parent SPE certain receivables and related assets in consideration for a combination of cash, equity in the A/R Parent SPE and/or letters of credit issued by the A/R LC Bank to the A/R Originators; and (iii) the A/R Parent SPE sold or contributed to the Borrower certain receivables and related assets in consideration for a combination of cash, equity in the A/R Borrower and/or letters of credit issued by the LC Bank to the beneficiaries elected by A/R Parent SPE.

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

On December 17, 2020, the Company repaid in full the loans outstanding under the A/R Facility. The aggregate outstanding principal amount of loans under the A/R Facility as of such date was approximately $83.0 million. The early termination of the A/R Facility triggered an early termination fee of $0.8 million and required repayment of approximately $0.5 million in respect of principal, accrued interest and fees. All obligations under the A/R Facility (other than contingent indemnification obligations that expressly survive termination) terminated upon repayment. The A/R Facility was replaced by the Securitization Facility as described below. Repayment of A/R Facility was treated as an extinguishment of debt under ASC 470-50. Accordingly, the Company wrote off the unamortized balance of $8.2 million of debt issuance costs related to A/R facility. These early termination charges and unamortized balance of the debt issuance cost written off during the year ended December 31, 2020 are reported within Debt modification and extinguishment costs (gain), net within our consolidated statements of operations.

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

The Securitization Facility provided for an initial funding of approximately $92.0 million supported by the receivables portion of the borrowing base and, subject to contribution, a further funding of approximately $53.0 million supported by inventory and intellectual property. On December 17, 2020, Exela Receivables 3, LLC (the “Securitization Borrower”) made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay the A/R Facility and used the remaining proceeds for general corporate purposes. On April 11, 2021, the Company amended the Securitization Loan Agreement and agreed to, among other things, extend the option to access further funding of approximately $53.0 million in additional borrowings from April 10, 2021 to September 30, 2021 upon the contribution of inventory and intellectual property to support the borrowing base.

The initial documentation for the Securitization Facility includes (i) a Loan and Security Agreement (the “Securitization Loan Agreement”), dated as of December 10, 2020, by and among the Securitization Borrower, a wholly-owned indirect subsidiary of the Company, the lenders (each, a “Securitization Lender” and collectively the “Securitization Lenders”), Alter Domus (US), LLC, as administrative agent (the “Securitization Administrative Agent”) and the Company, as initial servicer, pursuant to which the Securitization Lenders will make loans to the Securitization Borrower to be used to purchase receivables and related assets from the Securitization Parent SPE (as defined below), (ii) a First Tier Receivables Purchase and Sale Agreement (the, dated as of December 17, 2020, by and among Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE”), a wholly-owned indirect subsidiary of the Company, and certain other indirect, wholly-owned subsidiaries of the Company listed therein (collectively, the “Securitization Originators”), and the Company, as initial servicer, pursuant to which each Securitization Originator has sold or contributed and will sell or contribute to the Securitization Parent SPE certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Parent SPE, (iii) a Second Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among, the Securitization Borrower, the Securitization Parent SPE and the Company, as initial servicer, pursuant to which Securitization Parent SPE has sold or contributed and will sell or contribute to the Securitization Borrower certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Borrower, (iv) the Sub-Servicing Agreement, dated as of December 17, 2020, by and among the Company and each Securitization Originator, (v) the Pledge and Guaranty, dated as of the December 10, 2020, between the Securitization Parent SPE and the Administrative Agent, and (vi) the Performance Guaranty, dated as of December 17, 2020, between the Company, as performance guarantor, and the Securitization Administrative Agent (and together with all other certificates, instruments, UCC financing statements, reports, notices, agreements and documents executed or delivered in connection with the Securitization Loan Agreement, the “Securitization Agreements”).

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

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are identified as VIEs and consolidated into the Company’s financial statements following VIE consolidation model under ASC 810. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bears interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%. As of December 31, 2021, there were borrowings of $91.9 million outstanding under the Securitization Facility. As of December 31, 2021, the Company was in compliance with all covenants required under the Securitization Facility.

Long-Term Debt Outstanding

As of December 31, 2021 and 2020, the following long-term debt instruments were outstanding:

	December 31,	December 31,
	2021	2020
Other (a)	$29,296	37,653
Term loan under first lien credit agreement (b)	89,585	343,597
Senior secured 2023 notes (c)	22,616	984,216
Senior secured 2026 notes (d)	801,306	—
Secured borrowings under BRCC Facility	115,000	—
Secured borrowings under Securitization Facility	91,947	91,947
Revolver	99,477	80,543
Total debt	1,249,227	1,537,956
Less: Current portion of long-term debt	(144,828)	(39,952)
Long-term debt, net of current maturities	$1,104,399	$1,498,004

(a)	Other debt represents outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $0.8 million and $2.8 million as of December 31, 2021 and $4.8 million and $17.1 million as of December 31, 2020.
(c)	Net of unamortized original issue discount and debt issuance costs of $0.2 million and $0.1 million as of December 31, 2021 and $11.3 million and $4.5 million as of December 31, 2020.
(d)	Net of unamortized debt exchange premium and carried forward debt issuance costs of $15.4 million and $9.0 million as of December 31, 2021.

As of December 31, 2021, maturities of long-term debt are as follows:

Maturity
2022	$144,828
2023	211,988
2024	3,005
2025	91,947
2026	794,952
Thereafter	—
Total long-term debt	1,246,720
Less: Unamortized discount and debt issuance costs	2,507
$1,249,227

12. Income Taxes

The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

For financial reporting purposes, income/ (loss) before income taxes includes the following components:

	Year Ended December 31,
	2021	2020	2019
United States	$(135,299)	$(158,186)	$(511,165)
Foreign	4,565	(6,760)	9,691
	$(130,734)	$(164,946)	$(501,474)

The provision for federal, state, and foreign income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Federal
Current	$—	$—	$(1,308)
Deferred	5	480	(3,879)
State
Current	1,232	1,325	2,255
Deferred	351	1,542	(807)
Foreign
Current	3,775	4,318	5,770
Deferred	6,293	5,919	5,611
Income Tax Expense	$11,656	$13,584	$7,642

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% and the amount of income taxes provided for are as follows:

	Year Ended December 31,
	2021	2020	2019
Tax at statutory rate	$(27,454)	$(34,639)	$(105,310)
Add (deduct)
State income taxes	(1,626)	(5,234)	(7,666)
Foreign income taxes	1,567	(516)	4,390
Nondeductible goodwill impairment	—	—	61,699
Cancellation of debt income	(6,429)	—	—
Permanent differences	359	218	1,275
Litigation settlement	2	71	3,310
Changes in valuation allowance	11,857	53,115	30,064
Unremitted earnings	1,072	(275)	1,604
GILTI Inclusion	—	(4,996)	3,772
Expiration and reduction of tax attributes	31,014	4,944	10,807
Other	1,294	896	3,697
Income Tax Expense	$11,656	$13,584	$7,642

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

The TCJA subjects a U.S. shareholder to tax on Global Intangible Low-taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected the accounting policy to recognize the tax expense related to GILTI in the year the tax is incurred as a period expense. At December 31, 2021, the Company has no GILTI inclusion related to current-year operations.

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which will allow an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2021 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Therefore, while many of the countries have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this exclusion. The Company plans to make the high-tax exception election for the 2021 tax year resulting in no GILTI inclusion for the 2021 tax year. Additionally, the Company made the high-tax exception election for 2020 and 2019 on its 2020 and 2019 tax returns and plans to make the election for 2018 by filing an amended tax return. The 2018 return once amended is expected to result in an estimated income tax benefit of $5.0 million recorded in 2020.

Beginning in 2018, the TCJA also subjects a U.S. shareholder of a controlled foreign corporation to current tax on certain payments from corporations subject to U.S. tax to related foreign persons, also referred to as base erosion and anti-abuse tax ("BEAT"). The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company has recorded no tax liability related to BEAT for the years ended December 31, 2021 and 2020.

On March 27, 2020, Congress enacted the Coronavirus Aid Relief and Economic Security Act ("CARES Act"), in response to the COVID-19 pandemic. The CARES Act contain numerous income tax provisions, including refundable payroll tax credits, 100% utilization of net operating loss (NOL) for taxable income in 2018, 2019 and 2020, 5 years NOL carryback from 2018, 2019 and 2020, interest limitation increase to 50% adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020, and immediate deduction on qualified improvement costs instead of depreciating them over 39 years. The Company has benefited from the increase of 50% adjusted taxable income limitation on net interest expense deduction, as well as the refundable payroll tax credit for the year ended December 31, 2020.

The components of deferred income tax liabilities and assets are as follows:

	Year Ended December 31,
	2021	2020
Deferred income tax liabilities:
Book over tax basis of intangible assets and fixed assets	$(55,449)	$(65,724)
Unremitted foreign earnings	(7,135)	(6,063)
Operating lease and finance lease right-of-use assets	(9,573)	(11,597)
Other, net	$(1,584)	$(2,604)
Total deferred income tax liabilities	(73,741)	(85,988)

Deferred income tax assets:
Allowance for doubtful accounts and receivable adjustments	$1,816	$1,704
Inventory	2,362	1,677
Accrued liabilities	12,606	15,345
Net operating loss and tax credit carryforwards	141,946	171,148
Tax deductible goodwill	4,424	6,171
Disallowed interest deduction	106,449	74,672
Operating lease and finance lease liabilities	10,211	13,004
Other, net	18,197	19,334
Total deferred income tax assets	$298,011	$303,055

Valuation allowance	(233,755)	(220,030)
Total net deferred income tax assets (liabilities)	$(9,485)	$(2,963)

Gross deferred tax assets are reduced by valuation allowances to the extent the Company determines it is not more-likely-than-not that the deferred tax assets are expected to be realized. At December 31, 2021, the Company recognized $233.8 million of valuation allowances against gross deferred tax assets primarily related to net operating loss and tax credit carryforwards. Of this amount, approximately $60.4 million and $4.7 million of the total valuation allowance relates to U.S. federal and state limitations, respectively, on the utilization of net operating loss carryforwards due to numerous changes in ownership. Approximately $89.0 million and $12.2 million of the total valuation allowance relates to U.S. federal disallowed interest deductions and state disallowed interest deductions, respectively, pursuant to the TCJA. The remaining $67.5 million of the valuation allowance relates to non-limited U.S. and non-U.S. net operating losses, capital losses, and tax credits that are not expected to be realizable.

The net change during the year in the total valuation allowance was an increase of $13.7 million primarily related to the increase of net regular deferred tax assets and increase of deferred tax assets related to disallowed interest deduction.

Section 382 of the Code, limits the amount of U.S. tax attributes (net operating losses and tax credit carryforwards) following a change in ownership. The Company has determined that for the purpose of these provisions an ownership change occurred under Section 382 on April 3, 2014 and October 31, 2014 for BancTec, Inc. and its subsidiaries and RC4Capital, LLC and its subsidiaries (collectively, the “Pangea Group”) and on October 31, 2014 for the historic SourceHOV group (the "2014 Reorganization"). The Section 382 limitations significantly limit the pre-acquisition Pangea Group net operating losses. Accordingly, upon the October 31, 2014 change in control, most of the historic Pangea Group federal net operating losses were limited and a valuation allowance has been established against the related deferred tax assets. With regard to Pangea Group's foreign subsidiaries, it was determined that most deferred tax assets are not likely to be realized and valuation allowances have been established. The Section 382 limit that applied to the historic SourceHOV group is greater than the net operating losses and tax credits generated in the predecessor periods. For the year ended December 31, 2021, the Company determined an ownership change occurred on March 15, 2021 and another successive ownership change occurred on December 8, 2021. The Company can increase its annual Section 382 limitation for the amount of recognized built-in gain ("RBIG") pursuant to the application of Notice 2003-65. The Company determined the annual Section 382 limitation should enable the Company to utilize all its NOL and credit carryforwards, therefore, no additional valuation allowances were established relating to Section 382 limitations other than the pre-2014 Section 382 limitations that applied.

Under the debt buy-back program and debt exchange transaction a substantial amount of the Company’s debt was extinguished. Absent an exception, a debtor recognizes cancellation of debt income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than the outstanding debt. The Internal Revenue Code of 1986, as amended, (the Code), provides that a debtor may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of CODI. For the year ended December 31, 2021 the Company excluded $147.1 million of CODI from taxable income and reduced the gross U.S. federal net operating loss by the corresponding amount.

Included in deferred tax assets are federal, foreign and state net operating loss carryforwards, federal capital loss carryforwards, federal general business credit carryforwards and state tax credit carryforwards due to expire beginning in 2022 through 2041. As of December 31, 2021, the Company has federal and state income tax net operating loss (NOL) carryforwards of $459.2 million and $377.2 million, respectively, which will expire at various dates from 2022 through 2041. Such NOL carryforwards expire as follows:

		State and Local
	Federal NOL	NOL
2022 – 2026	$118,277	$68,462
2027 – 2031	134,410	100,595
2032 – 2038	206,502	208,164
	$459,189	$377,221

As of December 31, 2021, the Company has foreign net operating loss carryforwards of $76.6 million, $0.6 million of which were generated by Exela’s Polish subsidiary, $0.7 million were generated in Hungary and Serbia, $2.3 million is generated in the Netherlands, $1.0 million is generated in Finland, and will expire in 2024, 2026, 2027 and 2031 respectively. The remainder of the foreign net operating losses will be carried forward indefinitely.

The Company adopted the provision of accounting for uncertainty in income taxes in ASC Topic 740. ASC 740 clarifies the accounting for uncertain tax positions in the Company's financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on tax returns. The total amount of unrecognized tax benefits, exclusive of interest and penalties, is $2.1 million, $1.8 million and $4.3 million at December 31, 2021, 2020 and 2019, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2021, 2020 and 2019 are $0.8 million, $0.7 million and $0.7 million, respectively, of tax benefits that, if recognized would benefit the effective tax rate. Total accrued interest and penalties recorded on the Consolidated Balance Sheet were $2.4 million, $2.1 million and $2.1 million at December 31, 2021, 2020 and 2019, respectively. The total amount of interest and penalties recognized in the consolidated statement of operations during the years ended December 31, 2021, 2020 and 2019 was $(0.3) million, $(0.0) million and $(0.2) million, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits—January 1	$1,836	$4,314	$1,476
Gross increases—tax positions in prior period	—	(21)	1,378
Gross decreases—tax positions in prior period	(129)	(2,608)	(10)
Gross increases—tax positions in current period	460	151	1,470
Settlement	(90)	—	—
Unrecognized tax benefits—December 31	$2,077	$1,836	$4,314

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

At December 31, 2021, the Company maintains its prior indefinite reinvestment assertion on undistributed earnings related to certain foreign subsidiaries. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $132.9 million of undistributed earnings from these foreign subsidiaries as those earnings continue to be permanently reinvested. However, the Company does not indefinitely reinvest earnings in Canada, China, India, Mexico and Philippines. The Company recorded $7.1 million and $6.0 million of foreign withholding taxes on the undistributed earnings of these jurisdictions at December 31, 2021 and 2020, respectively. The Company recorded $1.1 million of deferred expense, $0.3 million of deferred benefit, and $1.6 million of deferred expense in the consolidated statement of operations during the years ended December 31, 2021, 2020 and 2019, respectively. The foreign withholding taxes deferred expense recorded in the current year is attributable to the current year undistributed earnings.

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

The expected rate of return assumptions for plan assets relate solely to the UK plan and are based mainly on historical performance achieved over a long period of time (15 to 20 years) encompassing many business and economic cycles. The Company assumed a weighted average expected long-term rate on plan assets of 2.72%.

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

Funded Status

The change in benefit obligations, the change in the fair value of the plan assets and the funded status of the Company’s pension plans (except for the German pension plan which is unfunded) and the amounts recognized in the Company’s consolidated financial statements are as follows:

	Year ended December,
	2021	2020
Change in Benefit Obligation:
Benefit obligation at beginning of period	$122,011	$100,961
Service cost	68	69
Interest cost	1,686	1,984
Actuarial loss (gain)	(2,296)	18,861
Plan amendments	(28)	(10)
Plan curtailment	98	—
Benefits paid	(2,497)	(4,745)
Foreign-exchange rate changes	(1,570)	4,891
Benefit obligation at end of year	$117,472	$122,011

Change in Plan Assets:
Fair value of plan assets at beginning of period	$87,215	$75,875
Actual return on plan assets	2,950	10,755
Employer contributions	3,189	2,052
Plan participants’ contributions	16	—
Benefits paid	(2,393)	(4,651)
Foreign-exchange rate changes	(1,005)	3,184
Fair value of plan assets at end of year	89,972	87,215
Funded status at end of year	$(27,500)	$(34,796)

Net amount recognized in the Consolidated Balance Sheets:
Pension liability, net (a)	$(28,383)	$(35,515)
Amounts recognized in accumulated other comprehensive loss, net of tax consist of:
Net actuarial loss	(10,946)	(17,064)
Net amount recognized in accumulated other comprehensive loss, net of tax	$(10,946)	$(17,064)

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate projected benefit obligation	$117,472	$122,010
Aggregate accumulated benefit obligation	$117,472	$122,010
Aggregate fair value of plan assets	$89,972	$87,215

(a)	Consolidated balance of $28.4 million as of December 31, 2021 includes pension liabilities of $23.0 million, $2.5 million, $2.1 million and less than $0.1 million under U.K., Asterion, German and Norway pension plans, respectively, and minimum regulatory benefit for a Philippines legal entity of $0.7 million. Consolidated balance of

$35.5 million as of December 31, 2020 includes pension liabilities of $29.7 million, $2.7 million, $2.4 million and less than $0.1 million under U.K., Asterion, German and Norway pension plans, respectively, and minimum regulatory benefit for a Philippines legal entity of $0.6 million.

Tax Effect on Accumulated Other Comprehensive Loss

As of December 31, 2021 and 2020, the Company recorded actuarial losses of $10.9 million and $17.1 million, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension and Postretirement Expense

The components of the net periodic benefit cost are as follows:

	Year ended December 31,
	2021	2020	2019
Service cost	$68	$74	$80
Interest cost	1,686	1,984	2,448
Expected return on plan assets	(2,410)	(2,530)	(2,460)
Amortization:
Amortization of prior service cost	224	150	(169)
Amortization of net loss	3,340	1,739	1,768
Settlement loss	—	552	—
Net periodic benefit cost	$2,908	$1,969	$1,667

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

The following tables set forth the principal actuarial assumptions used to determine benefit obligation and net periodic benefit costs:

	December 31,
	2021	2020	2021	2020	2021	2020	2021	2020

	UK		Germany		Norway		Asterion
Weighted-average assumptions used to determine benefit obligations:
Discount rate	1.80%	1.40%	1.00%	0.75%	1.90%	1.70%	1.13%	0.79
Rate of compensation increase	N/A	N/A	N/A	N/A	2.75%	2.25%	N/A %	N/A
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	1.40%	2.10%	1.00%	0.75%	1.90%	1.70%	1.13%	0.79
Expected asset return	2.72%	3.47%	N/A %	N/A %	3.10%	2.70%	1.13%	0.79
Rate of compensation increase	N/A	N/A	N/A	N/A	2.75%	2.25%	N/A %	N/A

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

The Company assumed a weighted average expected long-term rate of return on plan assets for the overall scheme of 2.73%. The Company’s long-term expected rate of return on cash is determined by reference to UK government 10 year bond yields at the balance sheet dates. The long-term expected return on bonds is determined by reference to corporate bond yields at the balance sheet date. The long-term expected rate of return on equities and diversified growth funds is based on the rate of return on UK long dated government bonds with an allowance for out-performance. The long-term expected rate of return on the liability driven investments holdings is determined by reference to UK government 20 year bond yields at the balance sheet date.

The discount rate assumption was developed considering the current yield on an investment grade non-gilt index with an adjustment to the yield to match the average duration of the index with the average duration of the plan’s liabilities. The index utilized reflected the market’s yield requirements for these types of investments.

The inflation rate assumption was developed considering the difference in yields between a long-term government stocks index and a long-term index-linked stocks index. This difference was modified to consider the depression of the yield on index-linked stocks due to the shortage of supply and high demand, the premium for inflation above the expectation built into the yield on fixed-interest stocks and the government’s target rate for inflation (CPI) at 2.4%. The assumptions used are the best estimates chosen from a range of possible actuarial assumptions which, due to the time scale covered, may not necessarily be borne out in practice.

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

	December 31,
	2021	2020	2019
U.K. and other international equities	32.8%	31.4%	29.9%
U.K. government and corporate bonds	2.5	2.7	12.5
Diversified growth fund	25.7	21.0	41.3
Liability driven investments	34.6	40.6	16.3
Multi-asset credit fund	4.4	4.3	—
Total	100.0%	100.0%	100.0%

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2021 and 2020:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$149	$149	$—	$—
Equity funds:
U.K.	17,423	—	17,423	—
Other international	11,909	—	11,909	—
Fixed income securities:
Corporate bonds / U.K. Gilts	2,292	—	2,292	—
Other investments:
Diversified growth fund	23,122	—	23,122	—
Liability driven investments	31,158	—	31,158	—
Multi-asset credit fund	3,919	—	3,919	—
Total fair value	$89,972	$149	$89,823	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$430	$430	$—	$—
Equity funds:
U.K.	16,201	—	16,201	—
Other international	10,802	—	10,802	—
Fixed income securities:
Corporate bonds / U.K. Gilts	2,353	—	2,353	—
Other investments:
Diversified growth fund	18,313	—	18,313	—
Liability driven investments	35,403	—	35,403	—
Multi-asset credit fund	3,713	—	3,713	—
Total fair value	$87,215	$430	$86,785	$—

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

Employer Contributions

The Company’s funding is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $3.2 million and $2.1 million to its pension plans during the years ended December 31, 2021 and 2020, respectively. The Company has fully funded the pension plans for 2021 based on current plan provisions. The Company expects to contribute $2.6 million to the pension plans during 2022, based on current plan provisions.

Estimated Future Benefit Payments

The estimated future pension benefit payments expected to be paid to plan participants are as follows:

Estimated
Benefit
Payments
Year ended December 31,
2022	$2,120
2023	2,069
2024	2,878
2025	2,959
2026	3,071
2027 – 2031	18,999
Total	$32,096

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

On December 31 2021, we agreed to settle the Appraisal Action along with a separate case brought by the same plaintiffs for $63.4 million. Accordingly, as of December 31, 2021, the Company accrued a liability of $63.4 million for these matters, all of which is expected to be paid during the first half of 2022 ($40 million having already been paid as of March 16, 2022).

As a result of the Appraisal Action and following repayment of the Margin Loan (as defined below) by Ex-Sigma 2, 1,523,578 shares of our Common Stock issued to Ex-Sigma 2 (the “Ex-Sigma 2”), our largest shareholder following the Novitex Business Combination, were returned to the Company during the first quarter of 2020.

Adverse Arbitration Order

In April 2020, one of the Company's Nordic subsidiaries commenced an arbitration in Finland against a customer alleging breach of contract and other damages in connection with an outsourcing services agreement and transition services agreement executed in 2017. In September 2020, the customer submitted counterclaims against the Company in an aggregate amount in excess of €10.0 million. Following an expedited arbitration, in late November 2020, the arbitrator awarded the customer approximately $13.0 million in the aggregate for the counterclaimed damages and costs. The Company filed an application to annul the award in late January 2021 with the relevant court asserting, among other bases, that the arbitrator violated due process and procedural rules by disallowing the Company’s witness and expert testimony and maintaining the expedited format following the assertion of significant counterclaims which would ordinarily have required the application of normal rather than expedited rules. On May 28, 2021, the parties entered into a settlement agreement resolving this dispute for a total of $8.8 million including the reimbursement of certain third party charges. The Company had accrued a liability balance of $9.7 million for this matter as of the settlement date. Accordingly, on settlement the Company reversed the additional $0.9 million accrued for the matter. As of December 31, 2021, there was a net outstanding balance of $3.3 million for this matter included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

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

15. Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of December 31, 2021 and 2020, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan, secured 2023 notes and secured 2026 notes at approximately 80.0%, 79.0% and 77.0% respectively, of the respective principal balance outstanding as of December 31, 2021. The fair values of secured borrowings under the Company’s securitization facility, BRCC facility and senior secured revolving credit facility are equal to the respective carrying values. Other debt represents the Company's outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

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

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2021 and December 31, 2020:

	Carrying	Fair	Fair Value Measurements
As of December 31, 2021	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,104,399	$895,615	$—	$895,615	$—
Nonrecurring assets and liabilities:
Goodwill	358,323	358,323	—	—	358,323

	Carrying	Fair	Fair Value Measurements
As of December 31, 2020	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,498,004	$604,775	$—	$604,775	$—
Interest rate swap liability	125	125	—	125	—
Acquisition contingent liability	300	300	—	—	300
Nonrecurring assets and liabilities:
Goodwill	359,781	359,781	—	—	359,781

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

	December 31,	December 31,
	2021	2020
Balance as of Beginning of Period	$300	$721
Earn-out Adjustment	—	279
Payments	(300)	(700)
Balance as of End of Period	$—	$300

16. Stock-Based Compensation

At Closing, SourceHOV had 24,535 restricted stock units (“RSUs”) outstanding under its 2013 Long Term Incentive Plan (“2013 Plan”). Simultaneous with the Closing, the 2013 Plan, as well as all vested and unvested RSUs under the 2013 Plan, were assumed by Ex-Sigma (the sole equityholder of Ex-Sigma 2), an entity formed by the former SourceHOV equity holders. In accordance with U.S. GAAP, the Company incurred compensation expenses related to the 9,880 unvested RSUs as of July 12, 2017 on a straight-line basis until fully vested, because the recipients of the RSUs were employees of the Company. All unvested RSUs under the 2013 Plan were vested by April 2019. As of December 31, 2021, there were no outstanding obligations under the 2013 Plan.

Exela 2018 Stock Incentive Plan

On January 17, 2018, Exela’s 2018 Stock Incentive Plan (the “2018 Plan”) became effective. The 2018 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based compensation to eligible participants. The Company was initially authorized to issue up to 2,774,588 shares of Common Stock under the 2018 Plan. On December 31, 2021, the shareholders of the Company approved our Amended and Restated 2018 Stock Incentive Plan increasing the number of shares of Common Stock reserved for issuance from an original 2,774,589 shares to 17,848,076.

Restricted Stock Unit Grants

Restricted stock unit awards generally vest ratably over a one to two year period. Restricted stock units are subject to forfeiture if employment terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the 2018 Plan for the year ended December 31, 2021 is summarized in the following table:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Units	Date Fair Value	(Years)	Intrinsic Value
Outstanding Balance as of December 31, 2020	26,455	$3.78	0.91	$50
Granted	1,466,084	1.78
Forfeited	(80,001)	2.73
Vested	(43,530)	2.30
Outstanding Balance as of December 31, 2021	1,369,008	$1.75	0.11	$2,393

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the year 2021 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period	Aggregate
	Outstanding	Date Fair Value	Exercise Price	(Years)	Intrinsic Value (2)
Outstanding Balance as of December 31, 2020	1,635,700	$5.67	$11.89	1.42	$—
Granted	—	—
Exercised	—	—
Forfeited	(190,401)	5.97
Expired	—	—
Outstanding Balance as of December 31, 2021 (1)	1,445,299	$5.63	$11.78	0.69	$—

(1) 569,880 of the outstanding options are exercisable as of December 31, 2021.

(2) Exercise prices of all of the outstanding options as of December 31, 2021 were higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value was zero.

As of December 31, 2021, there was approximately $1.4 million of total unrecognized compensation expense related to non-vested restricted stock unit awards and stock option awards under the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $2.7 million, $2.8 million, and $7.8 million related to restricted stock unit awards and stock option awards under the 2013 Plan and 2018 Plan awards for the years ended December 31, 2021, 2020, and 2019, respectively.

Market Performance Units

On September 14, 2021, the Company granted its Executive Chairman performance units with a market performance condition, which are notional units representing the right to receive one share of Common Stock (or the cash value of one share of Common Stock). Until such time that the Company obtained the approval of the stockholders of the Company regarding an increase to the number of shares authorized for issuance under its 2018 Plan in accordance with Nasdaq Listing Rule 5635(a), these performance units would be settled in cash, and following such shareholder approval, at the election of the compensation committee of the Company, might be settled in cash or in shares of

Common Stock. The performance units provide that until an increase to the share reserve is approved, such performance units are subject to the terms and conditions of the 2018 Plan as though granted thereunder, but not be considered an award that is outstanding under the plan, and following such time that the plan amendment is approved, constitute an award under the 2018 Plan.

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

On December 31, 2021, the Company obtained the approval of the stockholders of the Company for the 2018 Plan amendment regarding an increase to the number of shares authorized for issuance under its 2018 Plan. After approval of the amended and restated 2018 Plan, the performance units are an award that is outstanding under the amended and restated 2018 Plan. Therefore, the performance units may be settled in cash or in shares of Common Stock of the Company at the election of the compensation committee of the Company.

The fair value of the awards was determined to be $1.48 and $1.51 for Tranche 1 and Tranche 2, respectively, on the grant date by application of the Monte Carlo simulation model. Until December 31, 2021, the performance units were cash-settled awards and therefore accounted for as a liability classified award. On December 31, 2021, upon the approval of the amended and restated 2018 Plan, the performance units may be settled in cash or in shares of Common Stock of the Company at the election of the compensation committee of the Company, therefore the award was reclassified to equity. On December 31, 2021, the modification date fair value of the awards was determined to be $0.44 and $0.47 for Tranche 1 and Tranche 2, respectively, by application of the Monte Carlo simulation model.

The following table summarizes the activity for the market performance restricted stock units for the year ended December 31, 2021:

Weighted Average
		Weighted	Period Over
	Number	Average	Which Expected
	of Units	Fair Value	to be Recognized
Outstanding Balance as of December 31, 2020	—	$—	—
Granted	8,500,000	1.50
Forfeited	—	—
Vested	—	—
Outstanding Balance as of December 31, 2021	8,500,000	$0.46	2.98

As of December 31, 2021, there was approximately $2.7 million of total unrecognized compensation expense related to non-vested performance unit awards, which will be recognized over the remaining requisite service period. We recognized $1.2 million compensation expense associated with the performance unit award for the year ended December 31, 2021.

17. Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock or as provided for in the Director Nomination Agreements, the holders of our Common Stock possess all voting power for the election of our board of directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. During fiscal 2021, 511,939 shares of Series A Preferred Stock were converted into 223,977 shares of Common Stock. As of December 31, 2021 and December 31, 2020, there were 265,194,961 and 49,242,225 shares outstanding, respectively.

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

Common Stock At-The-Market Sales Program

On May 27, 2021, the Company entered into an At Market Issuance Sales Agreement (“First ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”), as distribution agents under which the Company may offer and sell shares of the Company’s Common Stock from time to time through the Distribution Agents, acting as sales agent or principal. On September 30, 2021, the Company entered into a second At

Market Issuance Sales Agreement with B. Riley, BNP Paribas Securities Corp., Cantor, Mizuho Securities USA LLC and Needham & Company, LLC, as distribution agents (together with the First ATM Agreement, the “ATM Agreement”).

Sales of the shares of Common Stock under the ATM Agreement, will be in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the Nasdaq or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the ATM Agreement are offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-255707), filed with the SEC on May 3, 2021, and declared effective on May 12, 2021 (the “2021 Registration Statement”), and the prospectus dated May 12, 2021 included in the 2021 Registration Statement and the related prospectus supplements for sales of shares of Common Stock as follows:

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100 million (“Common ATM Program–1”)	May 28, 2021 and through July 1, 2021	49,423,706	$2.008	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150 million (“Common ATM Program–2”)	June 30, 2021 and through September 2, 2021	57,580,463	$2.603	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through December 31, 2021	98,594,447	$1.327	$130.8 million	$126.4 million

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2021 and December 31, 2020, the Company had 2,778,111 shares and 3,290,050 shares of Series A Preferred Stock outstanding, respectively. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder's option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of December 31, 2021, after taking into account the effect of the Reverse Stock Split, each outstanding shares of Series A Preferred Stock was convertible into 0.4713 shares of Common Stock using this conversion formula. Accordingly, as of December 31, 2021, 1,309,187 shares of Common Stock were issuable upon conversion of the remaining 2,778,111 shares of Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Liquidation Preference") per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date through December 31, 2021 the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The dividend accumulation for the years ended December 31, 2021 and 2020 was $1.6 million and $1.3 million, respectively as reflected on the Consolidated Statement of Operations.

As of December 31, 2021, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 was $12.3 million. The per share average of cumulative preferred dividends is $4.4.

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

Treasury Stock

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company was permitted to purchase up to 1,666,667 shares of Common Stock. The Share Buyback Program has expired. As of December 31, 2021, 929,049 shares had been repurchased under the Share Buyback Program and they are held in treasury stock. The Company records treasury stock using the cost method.

During the first quarter of 2020, 1,523,578 shares of Common Stock were returned to the Company by Ex-Sigma 2 in connection with the Appraisal Action. These shares are also included in treasury stock.

Warrants

At December 31, 2021, there were warrants outstanding to purchase 15,565,152 shares of our Common Stock, consisting of 35,000,000 warrants to purchase one-sixth of one share outstanding from our 2015 IPO and 9,731,819 warrants to purchase one share from the private placement that was completed in March 2021.

IPO Warrants

As part of its IPO, Quinpario had issued 35,000,000 units comprising one share of Common Stock and one warrant of which 34,986,302 have been separated from the original unit and 13,698 warrants remain an unseparated part of the originally issued units (the Common Stock included in these originally issued units (adjusted to reflect the Reverse Split) have been accounted for in the number of shares of Common Stock outstanding referred to above). The warrants traded on the OTC Pink under the symbol “XELAW” as of December 31, 2021.

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

Private Placement of Unregistered Shares and Warrants

On March 15, 2021, the Company, entered into a securities purchase agreement with certain accredited institutional investors pursuant to which the Company issued and sold to ten accredited institutional investors in a private placement an aggregate of 9,731,819 unregistered shares of the Company’s Common Stock at a price of $2.75 per share and an equal number of warrants, generating gross proceeds to the Company of $26.8 million. Cantor Fitzgerald acted as underwriter in connection with such sale of unregistered securities and received a placement fee of 5.5% of gross proceeds in connection with such service. In selling the shares without registration, the Company relied on exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The shares of Common Stock sold together with these warrants are included in the Company’s calculation of total shares outstanding. The Company filed a registration statement on Form S-3 on May 3, 2021 that registered these shares and the shares underlying these private placement warrants.

Each private placement warrant entitles the holder to purchase one share of Common Stock, at an exercise price of $4.00 per share and will expire on September 19, 2026. The private placement warrants are not traded as of December 31, 2021 and are not subject to redemption by the Company.

18. Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, together with certain affiliated entities controlled by HandsOn Global Management LLC, “HGM”) of less than $0.1 million, $0.1 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, HGM beneficially owned approximately 9.2% of the Company’s Common Stock, including shares controlled pursuant to voting agreements (as described below) and shares issuable upon conversion of Series A Preferred Stock. Certain members of our Board of Directors, including our Executive Chairman, are also affiliated with HGM.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands are Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype and CourtQ. The Company has the license to use and resell such brands, as described in the applicable master service agreements. The Company incurred fees relating to these agreements of $5.7 million, $1.9 million, and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was $0.2 million, $0.2 million, and $0.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $1.3 million, $1.4 million, and $1.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. These expenses are included in cost of revenue in the consolidated statements of operations.

Certain premium payments, secondary offering fees and legal expenses were reimbursed to Ex-Sigma 2 pursuant to the terms of the Consent, Waiver and Amendment dated June 15, 2017, by and among the Company, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., SourceHOV, Novitex, Novitex Parent, L.P., Ex Sigma LLC, HOVS LLC and HandsOn Fund 4 I, LLC, amending the Novitex Business Combination agreement (the “Consent, Waiver and Amendment”). These expenses are included in related party expense in the consolidated statements of operations. The Company recorded related party expenses of $1.7 million during the year ended December 31, 2019 related to the Company’s obligation to reimburse Ex-Sigma 2 for premium payments on the $55.8 million margin loan obtained by Ex-Sigma 2 to purchase additional common and preferred shares from the Company to help meet the minimum cash requirements needed to close the Novitex Business Combination (the “Margin Loan”). The Company recorded related party expenses of $2.1 million for the year ended December 31, 2019 for reimbursable expenses related to secondary offerings of shares by Ex-Sigma 2, the proceeds of which were used to repay the Margin Loan. The reimbursement payments were made in the second half of 2019. The Company recorded related party expenses of $0.3 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively, for reimbursable legal expenses of Ex-Sigma 2.

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

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was approximately $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Subscription Agreements

During November 2021 and December 2021, the Company entered into separate subscription agreements with five of its directors. Pursuant to these subscription agreements, the Company issued and sold 62,500, 158,730, 63,492, 79,365 and 39,682 shares of Common Stock of the Company to Sharon Chadha, Par Chadha, Martin Akins, J. Coley Clark and John Rexford, respectively, for a purchase price of $0.1 million, $0.2 million, less than $0.1 million, $0.1 million and less than $0.1 million, respectively.

Relationship with Apollo Global Management, LLC

The Company provided services to and received services from certain Apollo Global Management, LLC (“Apollo”) affiliated companies. Funds managed by Apollo held the second largest position in our Common Stock following the Novitex Business Combination and had the right to designate two of the Company’s directors pursuant to a director nomination agreement. Apollo has announced that its affiliated funds ceased being shareholders on March 11, 2020. The Company excluded disclosure of transactions related to Apollo after March 31, 2020 as the related party relationship with Apollo ceased during the first quarter of 2020.

On November 18, 2014, one of the Company's subsidiaries entered into a master services agreement with an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, the Company provided printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. The Company recognized revenue of $0.1 million and $0.6 million under this agreement for the years ended December 31, 2020 and 2019, respectively, in its consolidated statements of operations.

In April 2016, one of the Company’s subsidiaries entered into a master services agreement with Presidio Networked Solutions Group, LLC ("Presidio Group"), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo. Pursuant to this master services agreement, Presidio Group provided the Company with employees, subcontractors, and/or goods and services. For the years ended December 31, 2020 and 2019 there were related party expenses of $0.2 million and $1.0 million, respectively, for this service.

On January 18, 2017, one of the Company’s subsidiaries entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC (‘‘Caesars’’). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, the Company provided managed print services to Caesars, including general equipment operation, supply management, support services and technical support. The Company recognized revenue of $0.9 million and $4.4 million for years ended December 31, 2020 and 2019.

On May 5, 2017, one of the Company’s subsidiaries entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provided ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. The Company recognized revenue of $0.3 million and $1.2 million in our consolidated statements of operations from ADT LLC under this master services agreement for the years ended December 31, 2020 and 2019.

On July 20, 2017, one of the Company’s subsidiaries entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provided commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $0.9 million and $5.4 million for the year ended December 31, 2020 and 2019 and cost of revenue of less than $0.1 million for each of the years ended December 31, 2020 and 2019 from Diamond Resorts Centralized Services Company under this master services agreement.

Payable and Receivable/Prepayment Balances with Affiliates

Payable and receivable/prepayment balances with affiliates as of December 31, 2021 and December 31, 2020 are as follows below:

	December 31, 2021		December 31, 2020
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$708	$—	$711	$—
Rule 14	—	1,483	—	44
HGM	7	—	—	52
Oakana	—	1	—	1
	$715	$1,484	$711	$97

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

	Year ended December 31, 2021
	ITPS	HS	LLPS	Total
Revenue	$874,126	$217,839	$74,641	$1,166,606
Cost of revenue (exclusive of depreciation and amortization)	672,191	163,445	53,459	889,095
Segment profit	201,935	54,394	21,182	277,511
Selling, general and administrative expenses (exclusive of depreciation and amortization)				169,781
Depreciation and amortization				77,150
Related party expense				9,191
Interest expense, net				168,048
Debt modification and extinguishment costs (gain), net				(16,689)
Sundry expense, net				363
Other expense, net				401
Net loss before income taxes				$(130,734)

	Year ended December 31, 2020
	ITPS	HS	LLPS	Total
Revenue	$1,005,043	$219,047	$68,472	$1,292,562
Cost of revenue (exclusive of depreciation and amortization)	815,013	159,917	48,614	1,023,544
Segment profit	190,030	59,130	19,858	269,018
Selling, general and administrative expenses (exclusive of depreciation and amortization)				186,104
Depreciation and amortization				93,953
Related party expense				5,381
Interest expense, net				173,878
Debt modification and extinguishment costs (gain), net				9,589
Sundry income, net				(153)
Other income, net				(34,788)
Net loss before income taxes				$(164,946)

	Year ended December 31, 2019
	ITPS	HS	LLPS	Total
Revenue	$1,234,284	$256,721	$71,332	$1,562,337
Cost of revenue (exclusive of depreciation and amortization)	1,001,655	180,045	43,035	1,224,735
Segment profit	232,629	76,676	28,297	337,602
Selling, general and administrative expenses (exclusive of depreciation and amortization)				198,864
Depreciation and amortization				100,903
Impairment of goodwill and other intangible assets				349,557
Related party expense				9,501
Interest expense, net				163,449
Debt modification and extinguishment costs (gain), net				1,404
Sundry expense, net				969
Other expense, net				14,429
Net loss before income taxes				$(501,474)

The following table presents revenues by principal geographic area where the Company’s customers are located for the years ended December 31, 2021, 2020, and 2019.

	Years ended December 31,
	2021	2020	2019
United States	$941,985	$1,057,006	$1,286,678
EMEA	205,772	213,418	248,466
Other	18,849	22,138	27,193
Total Consolidated Revenue	$1,166,606	$1,292,562	$1,562,337

20. Selected Quarterly Financial Results (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2021 and 2020 (dollars in thousands, except per share data):

	Q1 2021	Q2 2021	Q3 2021	Q4 2021
Revenue:
ITPS	$231,875	$217,260	$208,304	$216,687
HS	51,093	56,204	53,995	56,547
LLPS	17,088	19,545	16,930	21,078
Total Revenue	300,056	293,009	279,229	294,312

Cost of revenue:
ITPS	185,502	156,669	157,721	172,299
HS	35,818	38,973	41,945	46,709
LLPS	11,267	13,438	12,065	16,689
Cost of revenue (exclusive of depreciation and amortization)	232,587	209,080	211,731	235,697

Selling, general and administrative expenses (exclusive of depreciation and amortization)	41,885	36,390	43,244	48,262
Depreciation and amortization	19,599	19,420	19,094	19,037
Related party expense	1,707	2,748	2,744	1,992
Operating income (loss)	4,278	25,371	2,416	(10,676)

Other expense (income), net:
Interest expense, net	43,131	42,867	41,757	40,293
Debt modification and extinguishment costs (gain)	—	—	(28,070)	11,381
Sundry expense (income), net	213	(787)	136	801
Other expense (income), net	152	651	366	(768)
Net loss before income taxes	(39,218)	(17,360)	(11,773)	(62,383)
Income tax (expense) benefit	18	(2,007)	(1,441)	(8,226)
Net loss	(39,200)	(19,367)	(13,214)	(70,609)
Cumulative dividends for Series A Preferred Stock	896	(798)	(822)	(852)
Net loss attributable to common stockholders	$(38,304)	$(20,165)	$(14,036)	$(71,461)
Weighted average outstanding common shares (Refer to Net Loss per Share discussion in Note 2)	50,646,482	61,474,020	150,655,012	207,150,475
Earnings per share:
Basic and diluted	$(0.76)	$(0.33)	$(0.09)	$(0.34)

	Q1 2020	Q2 2020	Q3 2020	Q4 2020
Revenue:
ITPS	$284,112	$243,029	$234,365	$243,537
HS	64,049	49,166	54,209	51,623
LLPS	17,290	15,527	16,706	18,949
Total Revenue	365,451	307,722	305,280	314,109

Cost of revenue:
ITPS	235,120	195,835	183,671	200,387
HS	44,931	36,148	39,444	39,394
LLPS	12,488	9,805	11,107	15,214
Cost of revenue (exclusive of depreciation and amortization)	292,539	241,788	234,222	254,995

Selling, general and administrative expenses (exclusive of depreciation and amortization)	50,374	47,014	42,837	45,879
Depreciation and amortization	23,185	22,847	22,095	25,826
Related party expense	1,551	1,146	1,360	1,324
Operating income (loss)	(2,198)	(5,073)	4,766	(13,915)

Other expense (income), net:
Interest expense, net	41,588	44,440	43,612	44,238
Debt modification and extinguishment costs (gain)	—	—	—	9,589
Sundry expense (income), net	1,082	(899)	(434)	98
Other expense, net	(34,657)	(584)	(10,414)	10,867
Net loss before income taxes	(10,211)	(48,030)	(27,998)	(78,707)
Income tax (expense) benefit	(2,459)	(661)	(320)	(10,144)
Net loss	(12,670)	(48,691)	(28,318)	(88,851)
Cumulative dividends for Series A Preferred Stock	1,440	(858)	(976)	(915)
Net loss attributable to common stockholders	$(11,230)	$(49,549)	$(29,294)	$(89,766)
Weighted average outstanding common shares (Refer to Net Loss per Share discussion in Note 2)	49,065,055	49,169,556	49,170,477	49,172,037
Earnings per share:			—
Basic and diluted	$(0.23)	$(1.01)	$(0.60)	$(1.82)

21. Subsequent Events

Common Stock At-The-Market Sales Program

During January 1, 2022 through March 15, 2022, we issued an aggregate of 131,798,802 shares of Common Stock under the Common ATM Program–3 at a weighted average price of $0.554 per share, generating gross proceeds of $73.0 million and net proceeds of $70.3 million, after offering expenses.

A portion of the proceeds from the ATM Program-3 will be used to satisfy the cash payment under the terms of the Revolver Exchange Agreement as discussed below.

Issuance of 2026 Notes

During January 1, 2022 through March 15, 2022, we sold $81,500,000 in aggregate of principal amount of the 2026 Notes generating net proceeds of $49.8 million.

A portion of the proceeds from the Issuance of the 2026 Notes will be used to satisfy the cash payment under the terms of the Revolver Exchange Agreement as discussed below.

Repayments on BRCC Facility

During January 2022, we repaid $22.7 million of outstanding principal amount under the BRCC Facility.

Revolving Credit Facility Exchange and Prepayment

On March 7, 2022, subsidiaries of the Company entered into a Revolving Loan Exchange and Prepayment Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, KKR Corporate Lending LLC, Granite State Capital Master Fund LP, Credit Suisse Loan Funding LLC and Revolvercap Partners Fund LP (the “Revolver Exchange Agreement”) exchanging $100.0 million of outstanding Revolving Credit Facility owed by Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Revolver Exchange Agreement, for (i) $50.0 million in cash, and (ii) $50.0 million of 2026 Notes.

The Company intends to use $50.0 million of the proceeds raised in ATM Program-3 and from the issuance of 2026 Notes from January 1, 2022 to March 15, 2022 and issue $50.0 million of the 2026 Notes to satisfy the exchange and prepayment obligation under the Revolver Exchange Agreement.

Share Exchange Offer

On March 11, 2022, the Company announced the final results of its offer to exchange shares of its Common Stock for its 6.00% Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”), with each 20 shares of Common Stock being exchanged for one share of Series B Preferred Stock having a liquidation preference of $25.00 per share (the “Share Exchange Offer”). The Share Exchange Offer expired on March 10, 2022. Pursuant to the Share Exchange Offer, 18,006,560 shares of Common Stock were validly tendered for exchange and not withdrawn as of the expiration date. Based on the foregoing, Exela will exchange all such shares of Common Stock for a total of 900,328 shares of Series B Preferred Stock, without prorating. Exela will promptly issue the shares of Series B Preferred Stock to holders of validly tendered and accepted shares of Common Stock, which shares will be cancelled. Exela has filed an application to list the Series B Preferred Stock on the Nasdaq under the symbol “XelaP”.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, as discussed below, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated balance sheets as of and for the years ended December 31, 2021 and 2020 and the consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2021, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision of the board of directors, is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management, with participation of the CEO and CFO, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework (2013)

(the “COSO 2013 Framework”). Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to material weaknesses in our internal control over financial reporting described below.

The Company did not design, implement and operate effective process-level control activities related to order-to-cash (including revenue, customer deposits, accounts receivable and deferred revenue) and leases. The deficiencies related to the order-to-cash process also resulted in ineffective general information technology controls (GITCs) due to an incomplete understanding of the risks associated with relevant information technology (IT).

These deficiencies in process-level control activities were largely caused by an ineffective control environment as follows:

●	The Company did not sufficiently establish structures, reporting lines and appropriate authorities and responsibilities; and
●	The Company did not sufficiently attract, develop and retain competent resources and hold them accountable for their internal control responsibilities.

The deficiencies in the control environment also created deficiencies in the Company’s information and communication activities as follows:

●	Relevant and quality information to support the functioning of internal controls was not consistently generated or used by the Company to support the operation of internal controls; and
●	Internal communication of information necessary to support the functioning of internal control was not sufficient.

There were no material misstatements identified as a result of these control deficiencies. However, because there is a reasonable possibility that material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2021.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page 67 – 68 of this Annual Report on Form 10-K.

Remediation Plan

We have identified and continue to implement several steps, as further described below, to remediate the material weaknesses described in this Item 9A and to enhance our overall control environment, control activities, and information and communication. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

●	Further develop the detailed remediation plan, with appropriate executive sponsorship and with the assistance of third-party specialists, to specifically address the material weaknesses related to the control environment and information and communication.
●	Establish adequate structures, reporting lines and appropriate authorities and responsibilities.
●	Continue to hire, train, and retain individuals with appropriate skills and experience, assign responsibilities and hold individuals accountable for their roles related to internal control over financial reporting.
●	For the order-to-cash and lease processes, enhance the design of existing control activities and implement additional process-level control activities, including related GITCs related to the order-to-cash process, and ensure they are operating effectively.
●	Design and implement additional information and communications controls to ensure the ability to obtain and the use of relevant and quality information to allow the effective operation of control activities, including internal communication.

Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until these weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

Changes in Internal Controls over Financial Reporting

We made the following material changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 to remediate previously reported material weaknesses in our internal control over financial reporting:

●	Established enhanced financial reporting objectives to enable the identification and assessment of risks, including complying with applicable accounting standards.
●	Implemented an enhanced risk assessment process to identify and assess risks of misstatement, including fraud risks, to ensure controls were designed and implemented to responds to those risks, and to identify and assess changes that could impact the system of internal controls.
●	Selected, developed and performed ongoing evaluations to determine the components of internal control are present and functioning.
●	Enhanced communication with external parties on matters affecting the functioning of internal control
●	Timely evaluated and communicated internal control deficiencies as well as monitored related corrective actions.
●	Designed, implemented and effectively operated process-level control activities related to journal entries, the preparation of consolidated financial statements, and significant unusual transactions.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our executive officers is contained in the section titled “Executive Officers” in Part I of this Annual Report.

The other information required by this Item will be included in our Proxy Statement for the 2022 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Continuing Members of the Board of Directors,” “Additional Information Concerning the Board of Directors of the Company,” Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2022 Annual General Meeting of Shareholders under the captions “Executive Compensation” and “Director Remuneration,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2022 Annual General Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2022 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2022 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2021 and is incorporated by reference in this Annual Report.

ITEM 15.   EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

3.1	Restated Certificate of Incorporation, dated July 12, 2017 (4)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective January 25, 2021 (13)
3.3	Second Amended and Restated Bylaws, dated November 6, 2019 (9)
3.4	Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock (4)
3.5	Certificate of Amendment to Bylaws of Exela Technologies, Inc., dated October 11, 2021 (18)
3.6	Certificate of Amendment No. 2 to Bylaws of Exela Technologies, Inc., dated December 27, 2021 (21)
3.7	Waiver of Bylaws (5)
4.1	Specimen Common Stock Certificate (1)
4.2	Specimen Warrant Certificate (1)
4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
4.4	Form of Common Stock Purchase Warrant (14)
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

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
4.7

Second Supplemental Indenture, dated May 20, 2020, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, Merco Holdings, LLC as Subsidiary Guarantor and Wilmington Trust, National Association, as Trustee. (11)

4.8	Third Supplemental Indenture, dated as of December 1, 2021, by and among Exela Intermediate LLC, Exela Finance Inc. and Wilmington Trust, National Association, as trustee (20)
4.9	Indenture, dated December 9, 2021, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and U.S.Bank, National Association, as Trustee	Filed
4.10	Supplemental Indenture, dated December 20, 2021, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, and U.S. Bank, National Association, as Trustee	Filed
4.11	Second Supplemental Indenture, dated February 24, 2022, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, and U.S. Bank, National Association, as Trustee	Filed
4.12

At Market Issuance Sales Agreement, dated September 30, 2021, by and among Exela Technologies, Inc. and B. Riley Securities, Inc., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Mizuho Securities USA LLC and Needham & Company, LLC (17)

4.13	Description of Securities (1)
10.1	Modification Agreement, dated as of June 15, 2017 (3)
10.2	Amended & Restated Registration Rights Agreement, dated July 12, 2017, by and among the Company and the Holders (4)
10.3	Exela Technologies, Inc. Director Nomination Agreement, dated July 12, 2017, by and among the Company, the HGM Group and Ex-Sigma 2 LLC (4)
10.4	Securities Purchase Agreement (14)
10.5	Registration Rights Agreement (14)
10.6

First Lien Credit Agreement, dated July 12, 2017, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, the Lenders Party Thereto, Royal Bank of Canada, RBC Capital Markets, Credit Suisse Securities (USA) LLC, Natixis, New York Branch and KKR Capital Markets LLC (4)

10.7

First Amendment to First Lien Credit Agreement, dated July 13, 2018, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, the Lenders Party Thereto, Royal Bank of Canada, RBC Capital Markets, Credit Suisse Securities (USA) LLC, Natixis, New York Branch and KKR Capital Markets LLC (6)

10.8

Second Amendment to First Lien Credit Agreement, dated as of April, 16, 2019, by and among Exela Intermediate Holdings LLC, Exela Intermediate, LLC, each Subsidiary Loan Party listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto. (7)

10.9	Transition Agreement, dated as of May 15, 2020, by and between Exela Technologies, Inc. and James G. Reynolds.(11)
10.10

Third Amendment to First Lien Credit Agreement and First Amendment to Collateral Agency and Security Agreement (First Lien), dated as of May 15, 2020, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, each Subsidiary Loan Party thereto, the Lenders party thereto and Wilmington Savings Fund Society, FSB (10)

10.11	Fourth Amendment to First Lien Credit Agreement, dated as of December 9, 2021	Filed
10.12	Revolving Loan Exchange and Prepayment Agreement, dated March 7, 2022, by and among Exela Intermediate Holdings, LLC, Exela Intermediate LLC, and the revolving lenders party thereto	Filed

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
10.13

Loan and Security Agreement, dated as of December 10, 2020, by and among the Borrower, the Company, as initial servicer, Alter Domus (US) LLC, as administrative agent and the lenders from time to time party thereto. (12)

10.14

First Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among Parent SPE, and certain other indirect, wholly-owned subsidiaries of the Company listed therein, and the Company, as initial servicer. (12)

10.15

Second Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among, the Borrower, the Parent SPE and the Company, as initial servicer, pursuant to which the Parent SPE has sold or contributed and will sell or contribute to the Borrower certain receivables and related assets in consideration for a combination of cash and equity in the Borrower SPE (12)

10.16

Sub-Servicing Agreement, dated as of December 17, 2020, by and among the Company, as initial servicer, and BancTec, Inc., SourceHOV, LLC, Economic Research Services, Inc., Exela Enterprise Solutions, Inc., SourceHOV Healthcare, Inc., United Information Services, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, J&B Software, Inc., Novitex Government Solutions, LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Integrated Solutions LLC, SourceCorp BPS Inc., Sourcecorp Management, Inc., as sub-servicers. (12)

10.17	Pledge and Guaranty Agreement, dated as of December 10, 2020, between Parent SPE and Alter Domus (US) LLC. (12)
10.18	Performance Guaranty, dated as of December 17, 2020, between the Company, as performance guarantor, and Alter Domus (US) LLC, as the administrative agent. (12)
10.19	Second Amendment to Loan Agreement, dated April 11, 2021 (15)
10.20	Secured Promissory Note dated as of November 17, 2021 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC (19)
10.21	Amended and Restated Exela Technologies Inc. 2018 Stock Incentive Plan.(22)
10.22	Form of Option Grant Notice and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan.(8)
10.23	Form of Restricted Stock Unit Grant and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan.(8)
10.24	Exela Technologies, Inc. Executive Officer Annual Bonus Plan.(9)
10.25	Letter Agreement dated as of September 14, 2021 by and between Exela Technologies, Inc. and Par Chadha. (16)
21.1	Subsidiaries of Exela Technologies Inc.	Filed
23.1	Consent of KPMG LLP	Filed
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

Filed
32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
101.INS	Inline XBRL Instance Document	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-198988).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2017.
(3)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on June 21, 2017.
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 18, 2017.
(5)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on December 21, 2017.
(6)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 17, 2018.
(7)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on April 17, 2019.
(8)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on May 10, 2019.
(9)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on November 12, 2019.
(10)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on May 21, 2020.
(11)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on August 10, 2020.
(12)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on December 17, 2021.
(13)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on January 25, 2021.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 19, 2021.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 15, 2021.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 16, 2021.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 30, 2021.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 12, 2021.
(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 18, 2021.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 2, 2021.
(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 27, 2021.
(22)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed on February 16, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Ronald Cogburn
March 16, 2022		Ronald Cogburn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Ronald Cogburn
March 16, 2022		Ronald Cogburn, Chief Executive Officer
(Principal Executive Officer) and Director

Dated:	By:	/s/ Shrikant Sortur
March 16, 2022		Shrikant Sortur, Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

Dated:	By:	/s/ Par Chadha
March 16, 2022		Par Chadha, Executive Chairman

Dated:	By:	/s/ Martin P. Akins
March 16, 2022		Martin P. Akins, Director

Dated:	By:	/s/ Marc A. Beilinson
March 16, 2022		Marc A. Beilinson, Director

Dated:	By:	/s/ Sharon Chadha
March 16, 2022		Sharon Chadha, Director

Dated:	By:	/s/ J. Coley Clark
March 16, 2022		J. Coley Clark, Director

Dated:	By:	/s/ John H. Rexford
March 16, 2022		John H. Rexford, Director

Dated:	By:	/s/ James G. Reynolds
March 16, 2022		James G. Reynolds, Director

Dated:	By:	/s/ William L. Transier
March 16, 2022		William L. Transier, Director