Form 10-K/A
period 2021-12-31
Exela Technologies, Inc.
filed 2022-05-02
CIK 1620179

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 001-36788

EXELA TECHNOLOGIES, INC.

(Exact name of registrant specified in its charter)

Delaware	47-1347291
(State of or other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 E. Grauwyler Rd. Irving, TX	75061
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (844) 935-2832

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange On Which Registered
Common Stock, par value $0.0001 per share	XELA	The Nasdaq Stock Market LLC
6.00% Series B Cumulative Convertible Perpetual Preferred Stock, par value $0.0001 per share	XELAP	The Nasdaq Stock Market LLC

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

As of April 29, 2022 the registrant had 484,557,092 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Exela Technologies, Inc. (the “Company”) for the fiscal year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022 (the “Original Report”) to include the information omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K (the “Part III Information”). This Amendment is being filed because the Company has determined to delay the filing of its definitive proxy statement for its 2022 annual meeting of stockholders (the “Definitive Proxy Statement”). The Company expects to hold its 2022 annual meeting early during the third quarter of the year.

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

* * *

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Company has three classes of directors serving staggered three-year terms, with each of Class A, Class B and Class C consisting of three directorships. The terms of the Class A, B and C directorships expire on the date of the Annual Meeting in 2024, 2022, and 2023, respectively.

Name	Age	Class	Positions and Offices Held With the Company
Sharon Chadha	67	A	Director
J. Coley Clark	76	A	Director
Ronald C. Cogburn	66	A	Director, Chief Executive Officer
Marc A. Beilinson	63	B	Director
John H. Rexford	65	B	Director
James G. Reynolds	53	B	Director
Martin P. Akins	55	C	Director
Par S. Chadha	67	C	Director, Executive Chairman
William L. Transier	67	C	Director

Class A Directors—Term Expiring in 2024

Sharon Chadha

Age: 67

Director Since: October 2021

Class: Class A

Business Experience: Sharon Chadha is the co-founder of Rule14 LLC, a leading big data-mining company which offers a suite of solutions and services powered by predictive analytics, and has led that company since 2011. Mrs. Chadha has been involved in technology companies throughout her career as a founder, investor, and c-level officer. Mrs. Chadha has invested in and built technology companies by providing vision, setting expectations and accountability standards, motivating and mentoring employees to balance the needs of employees and stakeholders to achieve investment goals. She holds fourteen key patents in Real Time Adaptive machines in artificial intelligence along with Mr. Chadha and Dr. Xin Cheng. She has published various articles and a book on the topic of international security. Mrs. Chadha is the wife of Par Chadha, our Executive Chairman and a director. Mrs. Chadha holds a B.S. in Mathematics from the Massachusetts Institute of Technology. We believe that Mrs. Chadha’s significant experience in the technology industry makes her well-qualified to serve as a director of Exela.

J. Coley Clark

Age: 76

Director Since: December 2019

Class: Class A

Business Experience: J. Coley Clark is the retired Chief Executive Officer and Chairman of the Board of BancTec, Inc., a global provider of document and payment processing solutions, and former member of the board of directors of Moneygram International, Inc. At BancTec, Inc., Mr. Clark was Co-Chairman of the Board from 2014 to December 2016, and Chairman of the Board and Chief Executive Officer from September 2004 to 2014. In 2004, Mr. Clark retired from Electronic Data Systems Corporation, or EDS, an outsourcing services company that was acquired by Hewlett-Packard in 2008, as Senior Vice President and head of the Financial and Transportation Industry Group. Mr. Clark joined EDS in 1971 in the Systems Engineering Development Program and progressed through a variety of technical, sales and management roles related to the financial and insurance industries. Prior to his time at EDS, Mr. Clark served three years in the U.S. Army, attaining the rank of Captain, and served as a company commander in Europe and Southeast Asia. Mr. Clark received a Bachelor of Arts in Sociology from the University of Texas. We believe that Mr. Clark’s significant, diversified business experience in Exela’s industry makes him well-qualified to serve as a director of Exela.

Ronald C. Cogburn

Age: 66

Director Since: July 2017

Class: Class A

Business Experience: Mr. Cogburn is our Chief Executive Officer. He served as Chief Executive Officer of SourceHOV from 2013 until the closing of the business combination among Exela, SourceHOV Holdings, Inc. (“SourceHOV”), and Novitex Holdings, Inc. (“Novitex”) on July 12, 2017, which resulted in SourceHOV and Novitex becoming our wholly owned subsidiaries (the “Novitex Business Combination”). Mr. Cogburn has been part of companies that were predecessors to SourceHOV since 1993, bringing over 30 years of diversified experience in executive management, construction claims consulting, litigation support, program management project management, cost estimating, damages assessment and general building construction. Mr. Cogburn has also been a principal of HandsOn Global Management (“HGM”) since 2003. Prior to his role as Chief Executive Officer of SourceHOV, Mr. Cogburn was SourceHOV's President, KPO from March 2011 to July 2013. Prior to this role, Mr. Cogburn was the President of HOV Services, LLC from January 2005 to September 2007, providing executive leadership during the company's growth to its IPO on the India Stock Exchange in September 2006. The Company has previously announced that Mr. Cogburn will step down as Chief Executive Officer on April 30, 2022, however, based on mutual agreement, that date has been changed to May 15, 2022, following which Mr. Cogburn will be a non-employee director of the Company. Mr. Cogburn holds a BSCE in Structural Design/Construction Management from Texas A&M University and is a registered Professional Engineer. We believe that Mr. Cogburn’s significant, diversified business experience in Exela’s industry makes him well-qualified to serve as a director of Exela.

Class B Directors—Term Expiring in 2022

Marc A. Beilinson

Age: 63

Director since April 2020

Class: Class B

Business Experience: Marc Beilinson has served as a director of Athene Annuity, a global annuity company, since 2013. Mr. Beilinson has been serving on the boards of directors of Apollo Global Management, Inc. and Playtika Holding Corp, since January 2022 and June 2020, respectively. Mr. Beilinson has previously served on the boards of directors and audit committees of a number of public and privately held companies, including Westinghouse Electric, Caesars Acquisition Company, Wyndham International, Inc., Apollo Commercial Real Estate Finance, Inc., Innkeepers USA Trust, Gastar Inc., American Tire, Kingfisher Midstream LLC and Monitronics. Since August 2011, Mr. Beilinson has been the Managing Partner of Beilinson Advisory Group, a financial restructuring and hospitality advisory group that specializes in assisting distressed companies. Mr. Beilinson served as Chief Restructuring Officer of Newbury Common Associates LLC (and certain affiliates) from December 2016 to June 2017. Mr. Beilinson previously served as Chief Restructuring Officer of Fisker Automotive from November 2013 to August 2014 and as Chief Restructuring Officer and Chief Executive Officer of Eagle Hospitality Properties Trust, Inc. from August 2011 to December 2014 and Innkeepers USA Trust from November 2008 to March 2012. Mr. Beilinson oversaw the Chapter 11 reorganization of Innkeepers USA, Fisker Automotive and Newbury Common Associates in his interim management roles as the Chief Restructuring Officer of those companies. Mr. Beilinson graduated from UCLA, magna cum laude. We believe Mr. Beilinson’s extensive experience resulting from over thirty years of service to the boards of both public and private companies, and his deep knowledge of legal and compliance issues, including the Sarbanes-Oxley Act of 2002, makes him well-qualified to serve as a director of Exela.

John H. Rexford

Age: 65

Director since July 2017

Class: Class B

Business Experience: Mr. Rexford is the Managing Director of Ramona Park Consulting LLC, which he founded in 2016. Mr. Rexford has been serving as a board member and audit committee chair of Verra mobility (VRRM) since 2018. Since February 2022, he has been a trustee at Ronald McDonald House. Mr. Rexford has over 36 years of finance experience that includes serving as Global M&A Head from 2010 to 2015 at the Xerox Corporation and serving in various positions at Affiliated Computer Services, Inc. (which was acquired by the Xerox Corporation), including Chief Financial Officer from 2006 to 2007, Executive Vice President from 2001 to 2009 and Senior Vice President of Mergers and Acquisitions from 1996 to 2001. Mr. Rexford holds a B.S. and a M.B.A. from Southern Methodist University. We believe that Mr. Rexford’s prior experiences give him an understanding of the business models, structures and attributes of Exela, as well as the risks and operating environment of Exela, which make him well-qualified to serve as a director of Exela.

James G. Reynolds

Age: 53

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

Class C Directors—Term Expiring in 2023

Martin P. Akins

Age: 55

Director since July 2019

Class: Class C

Business Experience: Mr. Akins most recently worked at publicly traded Express Scripts Holding Company, a Fortune 25 company and the largest independent pharmacy benefit management company in the United States. In December of 2018, the Company merged with Cigna. As Senior Vice President and General Counsel, at Express Scripts Holding Company he served as the chief legal advisor and was also a member of Express Scripts’ senior executive team where he advised the CEO and outlined strategy to the Board of Directors. He was at Express Scripts Holding Company from 2001 through 2019, serving in various legal capacities including Vice President, Deputy General Counsel and Associate General Counsel. Prior to his time at Express Scripts, Mr. Akins was with the Polsinelli law firm. Mr. Akins began his legal career with the firm Thompson Coburn LLP. He received his Juris Doctorate from the University of Illinois College of Law. We believe that Mr. Akins’ significant, strategic, legal, regulatory and governance experience, make him well-qualified to serve as a director of Exela.

Par S. Chadha

Age: 67

Director since July 2017

Class: Class C

Business Experience: Mr. Chadha is our Executive Chairman and is the founder, Chief Executive Officer and Chief Investment Officer of HGM, a family office, formed in 2001. Mr. Chadha brings over 40 years of experience in building businesses in the Americas, Europe and Asia, including execution of mergers and acquisitions, integration of businesses and public offerings. Mr. Chadha served as our Chairman from the Closing of the Novitex Business Combination and most recently became Executive Chairman in September 2021. He also served as Chairman of SourceHOV Holdings, Inc. from 2011 to July 2017 when it was acquired by Exela, and was Chairman of Lason Inc. from 2007 to 2011 until its merger with SourceCorp, a predecessor company of SourceHOV. Mr. Chadha has served as a Director of HOV Services Limited (NSE:HOVS) , a company listed on the National Stock exchange of India, since 2005, and served as its Chairman from 2009 to 2011. Mr. Chadha is co-founder of Rule 14, LLC, an artificial intelligence led automation company formed in 2011. During his career, Mr. Chadha has been a cofounder of technology companies in the fields of metro optical networks, systems-on-silicon, and communications. Mr. Chadha previously participated in director and executive roles in portfolio companies of HGM, and currently holds and manages investments in evolving financial technology, health technology and AI industries. Mr. Chadha is the husband of Sharon Chadha, a director. Mr. Chadha holds a B.S. degree in Electrical Engineering from the Punjab Engineering College, India.

William L. Transier

Age: 67

Director since April 2020

Class: Class C

Business Experience: Mr. Transier has been a member of our board since April 2020. He currently serves as the Chairman of our audit committee and previously served as a member of the strategic transactions committee. Mr. Transier is Chief Executive Officer of Transier Advisors, LLC, an independent advisory firm providing services to companies facing stressed operational situations, turnaround, restructuring or in need of interim executive leadership. He was co-founder of Endeavour International Corporation, an international oil and gas exploration and production company. He served as non-executive Chairman of Endeavour’s Board of Directors from December2014 until November 2015. He served from September 2006 until December 2014 as Chairman, Chief Executive Officer and President of Endeavour and as its Chairman and Co-Chief Executive Officer from its formation in February 2004 through September 2006. Mr. Transier served as Executive Vice President and Chief Financial Officer of Ocean Energy, Inc. from March 1999 to April 2003 and prior to that, Mr. Transier served in various positions of increasing responsibility with Seagull Energy Corporation. Before his tenure with Seagull, Mr. Transier served in various roles including partner in the audit department and head of the Global Energy practice of KPMG LLP from June 1986 to April 1996. Mr. Transier has served as a director of Helix Energy Solutions Group, Inc since October 2000, and as Lead Independent Director from March 2016 through July 2017 when he was appointed Chairman of the Board. From October 2019 to May 2021, Mr. Transier served as the Chairman of the Board of Directors of Battalion Oil Corporation (which changed its name from Halcón Resources Corporation). In March 2019 Mr. Transier was elected to the Board of Directors of Teekay Offshore GP L.L.C. (the general partner of Teekay Offshore Partners L.P.) and as chairman of its audit committee. Teekay was taken private in January 2020. Since October 2018 Mr. Transier has served as a member of the Board of Directors of Sears Holding Corporation including the Board’s Restructuring Committee and Restructuring Subcommittee. From August 2018 to February 2019, Mr. Transier served as a member of the Board of Directors of Gastar Exploration, Inc. From May 2016 to July 2017, Mr. Transier was a member of the Board of Directors of CHC Group Ltd. From August 2014 to July 2017, Mr. Transier was a member of the Board of Directors of Paragon Offshore plc. Mr. Transier graduated from the University of Texas with a B.B.A. in accounting, has an M.B.A. from Regis University and has a Master of Arts in Theological Studies from Dallas Baptist University. We believe that Mr. Transier’s extensive audit, accounting and financial reporting experience and extensive professional background provide valuable contributions to the Company’s board and make him well-qualified to serve as a director of Exela.

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

Executive Officers

The information for the Company’s executive officers who are not members of the board of directors and set forth under the heading “Executive Officers” in the Company’s Original Report amended by this Amendment No. 1 is incorporated by reference.

Code of Ethics

We make available our code of ethics entitled “Global Code of Ethics and Business Conduct” free of charge through our website. We intend to post on our website all disclosures that are required by law or Nasdaq listing standards concerning any amendments to, or waivers from, any provision of our code of ethics.

Board Diversity

Pursuant to Nasdaq’s Board Diversity Rule 5605(f), which was approved by the SEC on August 6, 2021, we have taken steps to meet the diversity objective as set out in this rule within the applicable transition period. The following is our Board Diversity Matrix as of May 2, 2022:

Board Diversity Matrix
Total Number of Directors	9
Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	1	8
Part II: Demographic Background
African American or Black
Alaskan Native or American Indian
Asian		1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	1	7
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our Common Stock to file reports with the SEC. Based on a review of the copies of reports furnished to us, Exela believes that, during 2021, HGM and Mr. Par S. Chadha were late one time in their Section 16(a) reporting obligations based upon shares sold by an affiliate entity in July 2021.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for Exela’s executive officers who are named in the “Summary Compensation Table” below. As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, Exela is not required to include a Compensation Discussion and Analysis and has elected to comply with the scaled disclosure requirements applicable to smaller reporting companies. Exela’s named executive officers for the fiscal year ended December 31, 2021 were as follows:

●	Ronald C. Cogburn, our Chief Executive Officer;

●	Shrikant Sortur, our Chief Financial Officer; and

●	Par S. Chadha, our Executive Chairman.

Summary Compensation Table

The following table sets forth compensation information for our named executive officers for services performed for the Company and its subsidiaries for the fiscal years ended December 31, 2021 and December 31, 2020.

Name and principal position	Year	Salary ($)	Bonus ($)(1)	Stock awards ($)(2)	All other compensation ($)(3)	Total ($)
Ronald C. Cogburn Chief Executive Officer	2021	$422,500	$-	$-	$-	$422,500
	2020	$411,750	$325,000	$-	$-	$736,750
Shrikant Sortur Chief Financial Officer	2021	$390,000	$773,040	$77,700	$-	$1,240,740
	2020	$380,077	$660,000	$-	$-	$1,040,077
Par S. Chadha Executive Chairman	2021(4)	$561,424	$1,622,000	$12,847,500	$1,080,000	$16,110,925
	2020

(1) In February 2021, the Compensation Committee approved bonuses to be paid to the named executive officers other than Mr. Cogburn in respect of their services in 2021. The Compensation Committee also approved transactions bonuses for the named executive officers in respect of their work relating to the debt exchanges consummated in December 2021 and certain other transactions of significance to the Company; such bonuses will be paid during 2022.

(2) The amounts reported in this column represent the aggregate grant date fair value of the restricted stock units and performance units granted to the named executive officers during the applicable fiscal year, calculated in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions, and do not necessarily correspond to the actual value that might be realized by the named executive officers, which depends on the market value of our Common Stock on the date when, and if, the units are settled. Grants made during the fiscal year ended December 31, 2021 to Mr. Sortur, were restricted stock units subject to time-based vesting conditions. For such time-based vesting awards, the grant date fair value was calculated by multiplying the market closing price on the date of grant ($2.59) by the number of shares of our Common Stock subject to the restricted stock units on the grant date (30,000).

Mr. Chadha was also granted restricted stock units having a value of $140,000 on December 31, 2021 for his service as a non-employee director prior to his appointment as Executive Chairman. In addition, on September 14, 2021, the Company granted Mr. Chadha performance units with a market performance condition, which are notional units representing the right to receive one share of Common Stock (or the cash value of one share of Common Stock). Fifty percent of the performance units covered by the award will vest if, at any time during the period commencing September 14, 2021 and ending June 30, 2024, the volume weighted average of the reported closing price of the Company’s Common Stock is $10 per share or greater on (x) 60 consecutive trading days or (y) 90 non-consecutive trading days in any 180-day period (the “Tranche 1”). In addition, the remaining 50% of the performance units will vest if, at any time during the period commencing September 14, 2021 and ending June 30, 2025, the volume weighted average of the reported closing prices of the Company’s Common Stock is $20 per share or greater on (x) 60 consecutive trading days or (y) 90 non-consecutive trading days in any 180-day period (the “Tranche 2”). Any Tranche 1 and Tranche 2 units that are not earned by June 30, 2024 and June 30, 2025, respectively, will be forfeited for no consideration and will no longer be eligible to vest. The fair value of the awards as reported in the table and as accounted for in the Company’s financial statements was determined to be $1.48 and $1.51 for Tranche 1 and Tranche 2, respectively, on the grant date by application of the Monte Carlo simulation model. On December 31, 2021, the modification date fair value of the awards was determined to be $0.44 and $0.47 for Tranche 1 and Tranche 2, respectively, by application of the Monte Carlo simulation model. Using the modification date fair values, the amount reported in the column for Mr. Chadha would have been nearly 1/3 of the amount reported. The grant date fair value based on the market closing price on September 14, 2021 ($2.09) would be $17,765,000.

For additional information, including a discussion of the assumptions used to calculate these values, please see the "—Outstanding Equity Awards at Fiscal Year End Table" below and note 16 to our consolidated financial statements included in our Original Report.

(3) The amounts reported in this column reflect the amounts paid to Mr. Chadha for his service on the board of directors prior to becoming Executive Chairman in September 2014, other than base director fees. For a description of our non-employee director compensation policy, please see “—Director Remuneration” below.

(4)  On September 14, 2021, the Company appointed Par Chadha as its Executive Chairman. Mr. Chadha was not a named executive officer in the prior year and, therefore, in accordance with SEC regulations, only compensation information for the fiscal year in which he became a named executive officer is included in the Summary Compensation Table. The amount reported in the table for 2021 salary includes Mr. Chadha’s prorated salary under the Letter Agreement and base director fees earned by him prior to becoming Executive Chairman in September 2021.

Narrative to Summary Compensation Table

Executive Employment Agreements

We have not entered into employment agreements with Messrs. Cogburn or Sortur. However, in March 2022, we entered into an agreement with Mr. Cogburn regarding his transition from the CEO role, and in September 2021 we entered into a letter agreement regarding Mr. Chadha’s appointment as Executive Chairman. For a discussion of the severance pay and other benefits to be provided to our executive officers, including Mr. Sortur, generally in connection with a termination of employment and/or a change in control, please see “— Potential Payments Upon Termination or Change In Control” below. Please also refer to the discussion of Mr. Chadha’s letter agreement and Mr. Cogburn’s transition agreement immediately following. Note, the Summary Compensation Table does not include any amounts payable to Mr. Cogburn pursuant to his transition agreement.

Letter Agreement with Mr. Chadha

In connection with Mr. Chadha’s appointment as Executive Chairman in September 2021, the Company entered into a letter agreement with Mr. Chadha, which provides for a term expiring on December 31, 2023. While employed, Mr. Chadha will be paid a base salary at an annual rate of $1 million. During the term, Mr. Chadha is also eligible to earn an annual bonus equal to up to 200% of his base salary (pro-rated for 2021), subject to the achievement of applicable performance objectives, payable no later than March 15th of the year following the calendar year to which the bonus relates, and subject to his continued employment with the Company through the last day of the calendar year to which the bonus relates. Mr. Chadha’s annual bonus may be payable in cash, common stock of the Company or a mix of cash and common stock. If Mr. Chadha’s employment is terminated at any time by the Company without “cause” (as defined in the agreement), he will remain eligible to receive a non pro-rated bonus for the year in which such qualifying termination occurs, determined based on actual performance. The agreement also subjects Mr. Chadha to an indefinite confidentiality provision and covenant not to solicit the Company’s employees or customers during the term of his employment. As Executive Chairman, Mr. Chadha will no longer be eligible to earn any cash fees under the Company’s non-employee director compensation policy, but remained eligible to earn the equity award he would have received as non-employee director in respect of service during 2021.

Upon his appointment, Mr. Chadha also received 8,500,000 “performance units”, which are notional units representing the right to receive one share of common stock of the Company (or the cash value of one share of common stock) which may be earned upon the achievement of the performance metrics described below. The acquisition of the performance units was unanimously approved by the Board of Directors of the Company other than Mr. Chadha, who recused himself from the discussion, including each of the independent directors. Until the approval of the stockholders of the Company regarding an increase to the number of shares authorized for issuance under its 2018 Stock Plan in accordance with NASDAQ Listing Rule 5635(a), the agreement provided that Mr. Chadha’s performance units would be settled in cash, and following such shareholder approval, at the election of the Compensation Committee of the Company, may be settled in cash or in shares of common stock of the Company. Mr. Chadha is also entitled to dividend equivalents in respect of any dividends paid, which will be subject to the same vesting and settlement terms as the performance units to which they relate.

Mr. Chadha will vest in one-half of the performance units (the “Tranche 1 PSUs”) if at any time following the appointment date and prior to June 30, 2024, the volume weighted average of the reported closing prices of the Company’s common stock is $10 per share of common stock or greater on (x) sixty (60) consecutive trading days or (y) ninety (90) non-consecutive trading days in any period of one hundred and eighty (180) days. In addition, Mr. Chadha will vest in the remaining one-half of the performance units (the “Tranche 2 PSUs”) if at any time following the appointment date and prior to June 30, 2025, the volume weighted average of the reported closing prices of the Company’s common stock is $20 per share of common stock or greater on (x) sixty (60) consecutive trading days or (y) ninety (90) non-consecutive trading days in any period of one hundred and eighty (180) days. Mr. Chadha will remain eligible to earn his performance units so long as he remains employed with the Company as Executive Chairman through December 31, 2023 and following such date he remains engaged with the Company in any capacity, including as a non-employee director. Any Tranche 1 Performance Units and Tranche 2 Performance Units that are not earned by June 30, 2024 and June 30, 2025, respectively, will be forfeited for no consideration and will no longer be eligible to vest.

Mr. Chadha’s performance units will remain eligible to vest based on the stock price criteria above if his employment is terminated by the Company without “cause” prior to December 31, 2023, or his employment is terminated due to death or disability, in which case the requirement of continued service will be deemed met. In addition, if a “change in control” (as defined in the Equity Plan) occurs prior to the applicable expiration date, if the performance units are assumed by the acquiror, the units will remain outstanding and eligible to vest based solely on Mr. Chadha’s continued service to the Company. If, in connection with such change in control, the performance units are not assumed by an acquiror, a number of performance units will vest based on the per share price paid in the transaction, with 0% vesting if the per share price is equal to or less than $2.00 per share, and 100% of the Tranche 1 PSUs vesting if the per share price is equal to or greater than $10 and 100% of the Tranche 2 PSUs vesting if the per share price is equal to or greater than $20, and a number of Tranche 1 PSUs and Tranche 2 PSUs vesting determined based on a straight line interpolation if the share price is between $2.00 and $10.00 or $20.00, respectively. In addition, if there is a change in control that is principally negotiated and approved by, and recommended to the Company’s shareholders by a special committee of independent directors which committee does not include Mr. Chadha, and neither Mr. Chadha or any of its affiliates is directly or indirectly an equity holder of the acquiring Company, and the Tranche 1 PSUs are not assumed by an acquiror in connection with such transaction, all of his then unvested Tranche 1 PSUs will vest, and the Tranche 2 PSUs would be eligible for the pro rata vesting described above.

Transition Agreement with Mr. Cogburn

The Company and Mr. Cogburn have entered into a transition agreement dated March 31, 2022, pursuant to which Mr. Cogburn will transition his role, and which provides for his entry into a consulting agreement whereby he will provide consulting services as may be reasonably requested by the Company from time to time through April 30, 2023. In consideration for these services among other things, Mr. Cogburn will be entitled to: (i) a cash severance payment of $565,000.00, less all applicable withholdings and deductions payable within five business days, (ii) consulting fees to be paid in two installments of $562,500.00 on the date that is six and twelve months following April 30, 2022 and (iii) reimbursement for certain insurance expenses for up to 24 months following Mr. Cogburn’s last date of employment. The transition agreement also provides that Mr. Cogburn will not be deemed to have experienced a termination of service with respect to (and will continue to vest in) his outstanding stock options until such time as he ceases to serve as a member of the Board and the expiration date of such options will be extended until the earlier to occur of (x) two years following his last date of service on the Board, and (y) the original expiration date of such options. Following May 15, 2022, Mr. Cogburn will receive compensation materially consistent with the Company’s previously disclosed director compensation policy for nonemployee (except that Mr. Cogburn will not be entitled to the initial equity grant that is provided to newly appointed non-employee directors and his remuneration for 2022 will be pro-rated based on the number of days remaining in the year).

Short-Term Incentives

The Company has adopted the Executive Officer Annual Bonus Plan. The plan first became effective November 6, 2019 and provides for potential awards of up to 100% of a participant’s base salary based on attainment of performance goals tied to Company performance and payable in the calendar year following the year in which performance is measured. With respect to our 2020 or 2021 fiscal years, none of our named executive officers received such a performance-based bonus under the Annual Bonus Plan.

In February 2022, the Compensation Committee approved bonuses of $700,000 and $312,000 to Messrs. Chadha and Sortur based on their performance during 2021. In addition, the Compensation Committee approved transaction bonuses of $922,000 and $461,040 for each of Messrs. Chadha and Sortur for their work on the debt exchange transactions that closed in December 2021 as well as certain other strategic initiatives on behalf of the Company. All of such bonus payments will be paid later in 2022.

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

The 2018 Plan is administered by the Compensation Committee of our Board of Directors. Under the 2018 Plan, the Company is authorized to issue shares of our Common Stock to eligible participants in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other awards that may be settled in or based on our Common Stock. During 2021, the Company issued to Mr. Chadha the performance units described above in “— Narrative to Summary Compensation Table – Letter Agreement with Par Chadha.” In February 2021, the Company also issued to Mr. Sortur 30,000 restricted stock units, and on December 31, 2021, the Company issued restricted stock units to its directors, including 159,091 restricted stock units to Mr. Chadha.

Health and Welfare Plans

Our named executive officers are eligible to participate in our employee benefits plans, including our medical, dental, vision, life, disability, health and dependent care flexible spending accounts and accidental death and dismemberment benefit plans, in each case on the same basis as all of our other employees.

Retirement Plan

We sponsor a retirement plan intended to qualify for favorable tax treatment under Section 401(a) of the Internal Revenue Code of 1986, as amended, or the Code, containing a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. Employees who meet the eligibility requirements may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. All employee and employer contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Pre-tax contributions by participants and contributions that we may make to the plan and the income earned on those contributions are generally not taxable to participants until withdrawn, and all contributions are generally deductible by us when made. Participant contributions are held in trust as required by law. No minimum benefit is provided under the plan. An employee is 100% vested in his or her pre-tax deferrals when contributed and any employer contributions vest ratably over four years. The plan provides for a discretionary employer matching contribution; however, we currently do not make any matching contributions to the plan and did not make any matching contributions with respect to the 2021 plan year.

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

Outstanding Equity Awards at Fiscal Year End

The following table contains information regarding outstanding equity awards of Exela held by our named executive officers as of December 31, 2021.

	Number of securities underlying unexercised options (#) exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(3)	Market value of shares of units of stock that have not vested ($)(4)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(3)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(4)
Ronald Cogburn	14,800	22,200	(1)	17.94	8/31/28	—	—	—	—
	14,800	22,200	(2)	3.90	8/26/29	—	—	—	—
Shrikant Sortur	10,240	15,360	(1)	17.94	8/31/28	30,000	$26,400	—	—
	10,240	15,360	(2)	3.90	8/26/29	—	—	—	—
Par Chadha	—	—		—	—	159,091	$140,000	8,500,000	$7,480,000

(1)	The unvested stock options will vest and become exercisable on August 31, 2022, subject to continued employment or service with us through such date.

(2)	The unvested stock options will vest and become exercisable on August 31, 2023, subject to continued employment or service with us through such date.

(3)	The Company issued 30,000 and 159,091 restricted stock units to Messrs. Sortur and Chadha, respectively during 2021. Each of those restricted stock units vested during the first quarter of 2022 and were net settled for tax purposes. As described above, the Company also issued 8,500,000 performance units to Mr. Chadha that have not vested. For a description of the vesting conditions for Mr. Chadha’s performance units please see “— Narrative to Summary Compensation Table – Letter Agreement with Par Chadha” above.

(4)	Based on $0.88 closing share price of Common Stock on December 31, 2021.

Potential Payments Upon Termination or Change in Control

The following summaries describe the potential payments and benefits that we would provide to our named executive officers who do not have employment agreements or transition agreements with us in connection with a termination of employment and/or a change in control, assuming the applicable triggering event occurred on December 31, 2021.

For a description of the severance payments and benefits made available to each of Messrs. Chadha and Cogburn in connection with his termination of employment, please see “— Narrative to Summary Compensation Table – Letter Agreement with Par Chadha” and “— Narrative to Summary Compensation Table – Transition Agreement with Ron Cogburn” above.

Severance Benefits

Although we have not entered into a written agreement providing Mr. Sortur, severance benefits, upon a termination of his employment by us without cause, Mr. Sortur would be eligible for severance benefits pursuant to our current severance policy equal to continued payment of his base salary for a period of three weeks for each year of service, up to a maximum of 16 weeks. Our severance policy may be amended or terminated at any time in our sole discretion.

Vesting and Settlement of Outstanding Equity Awards

Our named executive officers hold vested and unvested stock options granted pursuant to our 2018 Plan. The 2018 Plan provides that in the event of a significant “corporate event,” as defined therein, each outstanding award will be treated as the administrator determines. In addition, unless otherwise provided in an award agreement, with respect to each outstanding equity award under the 2018 Plan that is assumed or substituted in connection with a change in control, the vesting, payment, purchase or distribution of such award may not be accelerated by reason of the change in control for any award holder unless the award holder experiences an involuntary termination as a result of the change in control. For these purposes, an award holder will be deemed to experience an involuntary termination as a result of a change in control if the award holder experiences a termination other than for cause, or otherwise experiences a termination under circumstances which entitle the award holder to mandatory severance payment(s) pursuant to applicable law.

Director Remuneration

The following table sets forth information concerning director compensation for services performed during the year ended December 31, 2021.

Name	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Total ($)
Martin Akins	$150,333	$110,000	$260,333
Marc Beilinson	$288,333	$110,000	$398,333
Sharon Chadha (2)	$22,043	$174,361	$196,404
J. Coley Clark	$190,333	$110,000	$300,333
John Rexford	$130,333	$110,000	$240,333
James Reynolds	$380,958	-	$380,958
William Transier	$398,333	-	$398,333

(1)	Pursuant to the 2021 Non-Employee Director Compensation Policy, each of the above listed Directors was given the option, subject to the approval of the amendment to the 2018 Stock Plan, to receive equity valued at $110,000 or an equivalent amount of cash for their 2021 service on the Board. Messrs. Reynolds and Transier elected to receive this amount in cash, which was paid in February 2022. The stock awards vested on the first business day of January 2022.

(2)	Mrs. Chadha received a prorated stock award with respect to the $110,000 equity option. She also received a restricted stock award for 90,909 shares upon joining the Board, which vests in equal installments immediately prior to the first, second and third Annual Meetings subsequent to October 11, 2021 (thus one third of such shares have vested).

Ronald Cogburn did not receive additional compensation for his service as a director during 2021; a description of Mr. Cogburn’s total compensation can be found under “Executive Compensation” above. In addition, the compensation received by Mr. Chadha under the non-employee director compensation policy prior to his becoming Executive Chairman can be found in the “Salary and All Other Compensation” columns of our Summary Compensation Table, above.

Name	Aggregate Number of Restricted Stock Units Outstanding as of December 31, 2021(1)
Martin Akins(2)	138,227
Marc Beilinson	125,000
Sharon Chadha (3)	88,346
J. Coley Clark	125,000
John Rexford	125,000

(1)	Includes shares issued in respect of the $110,000 equity option which vested on the first business day of 2022.

(2)	Includes restricted stock units to receive 13,227 shares of our Common Stock which were part of Mr. Akins’s sign-on grant and are scheduled to vest immediately prior to our 2022 annual meeting.

(3)	Includes restricted stock units to receive 60,606 shares of our Common Stock which were part of Mrs. Chadha’s sign-on grant and are scheduled to vest in equal installments immediately prior to each of our annual meetings in 2022 and 2023.

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

In March 2021, the Compensation Committee recommended and the Board approved a new non-employee director compensation policy for 2021 (which was amended with clarifying amendments in August 2021) designed to provide equity in lieu of cash once the shareholders approve additional shares for the 2018 Stock Plan and assuming reasonable equity pricing, having the following features in the final as adopted plan:

2021 Non-Employee Director Cash Compensation Policy

	Monthly	Annualized (3)
Cash Retainer for Board Membership*	$8,333	$100,000
Cash Retainer for Board Chairman*	$20,417	$245,000
Cash Retainer for Audit Committee Member (other than the Chair)(1)	$1,667	$20,000
Cash Retainer for Audit Committee Chair (1)	$2,500	$30,000
Cash Retainer for Compensation Committee Member (other than the Chair)(1)	$1,042	$12,500
Cash Retainer for Compensation Committee Chair (1)	$1,667	$20,000
Cash Retainer for Nominating and Corporate Governance Committee (other than Chair)(1)	$1,042	$12,500
Cash Retainer for Nominating and Corporate Governance Committee Chair (1)	$1,667	$20,000
Cash Retainer for Strategic Transactions Committee (2)	$15,000	$180,000

*Represents significant reduction from 2020 plan.

(1)	In addition to the compensation described above, during 2021, members of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee will be eligible to receive an additional fee of $2,000 for each meeting attended following the first four meetings.

(2)	Notwithstanding the foregoing, and so long as there is a Strategic Transaction Committee, the members of the Strategic Transaction Committee shall receive the monthly fee of $15,000 in lieu of all other committee compensation that might otherwise be payable to them in respect of committee service. Such amount shall satisfy the Company’s obligations to such directors in respect of all other committees on which they may serve, so long as they are members of the Strategic Transactions Committee. The Strategic Transaction Committee was disbanded in December 2021.

(3)	In addition, each non-employee director, including for the avoidance of doubt, at that time the Chairman, will receive a payment of (x) five thousand dollars ($5,000) for each day in which such director is required to spend more than four (4) hours addressing matters that are outside of routine board matters and (y) an additional payment of two thousand five hundred dollars ($2,500) for each day in which such director is required to spend more than eight (8) hours addressing matters that are outside of routine board matter.

Subject to approval of an amendment to the 2018 Stock Incentive Plan (or a replacement thereof replenishing the pool of shares available for issuance by the Company) at the 2021 Annual Meeting the Board agreed that each non-employee director shall be eligible to receive the following equity awards on an annual basis:

Initial Equity Award (other than the Chair)(1)	$150,000
Initial Equity Award Chair(1)	$200,000
Annual Equity Award (Other than the Chair)(2)(3)(4)	$110,000
Annual Equity Award Chair(2)(3)(4)	$140,000

(1)	Award to be delivered in the form of restricted stock units and vests ratably in three installments immediately prior to the first, second and third Annual Meetings subsequent to the date of grant.

(2)	Award to be delivered in the form of restricted stock units and vests on the first business day of 2022, subject to continued service with the Company through such date.

(3)	Subject to proration based on the date of joining the Board in the case of any new directors.

(4)	Should the Company elect to pay such amount in cash, or if there should not be sufficient shares available under an approved stock plan, or if a member requests payment in cash in lieu of restricted stock units, the Company shall make such payment in one lump sum before the end of February 2022 (but only to members remaining on the Board on the date of such payment).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Principal Holders of Common Stock

Based upon public filings and other information available to the Company, as of April 29, 2022, the Company is not aware of any person who may be deemed to be a beneficial owner of 5% or more of the outstanding shares of Common Stock because they possessed or shared voting or investment power with respect to the shares of Common Stock.

Stock Ownership by Directors and Executive Officers

Common Stock

The following table presents the number of shares of Common Stock beneficially owned by the directors, the named executive officers and all directors, named executive officers and executive officers as a group as of April 29, 2022. Individuals have sole voting and dispositive power over the stock unless otherwise indicated in the footnotes.

Name of Individual	Ownership(1)	Percent of Class (1)
Par S. Chadha(2)	11,871,554	2.4%
Sharon Chadha(3)	11,871,554	2.4%
James G. Reynolds(4)	1,169,143	*
Martin P. Akins(5)	240,901	*
Marc A. Beilinson(6)	225,324	*
John H. Rexford(7)	212,848	*
J. Coley Clark(8)	204,622	*
William L. Transier(9)	164,054	*
Ronald C. Cogburn(10)	154,917	*
Shrikant Sortur(11)	116,862	*
All directors, named executive officers and other executive officers as a group (14 persons)	14,952,339	3.1%

* Represents holdings of less than one percent.

(1)	Percent of class refers to percentage of class beneficially owned as the term “beneficial ownership” is defined in Rule 13d-3 under the Securities Exchange Act of 1934 and is based upon the 484,557,092 shares of Common Stock outstanding as of April 29, 2022. Shares of our Common Stock issuable upon exercise of options, warrants, vesting of restticted stock units or other rights or the conversion of other convertible securities beneficially owned that are exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group. For purposes of this table, Series A Perpetual Convertible Preferred Stock (“Series A Preferred Stock”) converting at a rate of 0.49218 per share and 6.00% Series B Cumulative Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) converting at a rate of 20.2272 per share as of April 29, 2022 and held by the applicable holder are reported on an as converted to Common Stock basis.
(2)	Mr. Chadha individually owns 302,672 shares. Mr. Chadha is a member of HGM or its affiliates and may be deemed to beneficially own the shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock beneficially owned by HandsOn Global Management, LLC and its affiliates, including Adesi 234 LLC, HandsOn 3, LLC, HOF 2 LLC, and HOVS LLC (collectively, “HGM”) under Rule 13d-3. By virtue of his control of HGM, Mr. Chadha, may be deemed to beneficially own, and the table above reflects, shares of Common Stock attributable to HGM, including 9,177,118 shares of Common Stock, shares of Common Stock issuable upon conversion of 1,412,897 shares of the Series A Preferred Stock and 76,408 shares of the Series B Preferred Stock held by the HGM. In addition, Mr. Chadha may also be deemed to beneficially own the shares beneficially owned by Mrs. Chadha, which shares are also included in his total in the table above.
(3)	Mrs. Chadha individually owns 120,543 shares of Common Stock and is eligible to receive 30,303 shares upon vesting RSUs at the next annual meeting. Her shares may be deemed to be included in the numbers of shares attributed to Mr. Chadha due to their marriage (and have been included in his total above), and due to their marriage, Mrs. Chadha may be deemed to beneficially own the shares controlled by him, thus she reports the same number of shares as Mr. Chadha without duplication in the total.

(4)	Mr. Reynolds is affiliated with HGM or its affiliates. Mr. Reynolds disclaims beneficial ownership of shares of Common Stock that are owned by HGM or its affiliates. Shares reported include shares issuable upon conversion of 114,770 shares of Series A Preferred Stock and 2,500 shares of Series B Preferred Stock. Except for 17,612 shares of common stock owned individually by Mr. Reynolds and vested options to purchase 29,600 shares of common stock, shares are held by SoNino LLC, which Mr. Reynolds controls.
(5)	Shares reported include shares issuable upon conversion of 1,270 shares of Series B Preferred Stock and 13,228 shares Mr. Akins is eligible to receive upon vesting RSUs at the next annual meeting.
(6)	Shares reported include shares issuable upon conversion of 1,425 shares of Series B Preferred Stock.
(7)	Shares reported include shares issuable upon conversion of 1,250 shares of Series B Preferred Stock.
(8)	Shares reported include shares issuable upon conversion of 1,131 shares of Series B Preferred Stock.
(9)	Shares reported include shares issuable upon conversion of 2,000 shares of Series B Preferred Stock. Shares reported were purchased through T2 Interests, Ltd., a limited partnership of which Mr. Transier and his spouse are the sole limited partners and of which T2 GP, Inc., an entity wholly owned by them, is the sole general partner.
(10)	Mr. Cogburn is affiliated with HGM or its affiliates. Mr. Cogburn disclaims beneficial ownership of shares of Common Stock that are owned by HGM or its affiliates. Shares reported include vested options to purchase 29,600 shares of common stock and shares issuable upon conversion of 10,494 shares of Series A Preferred Stock and 1,706 shares of Series B Preferred Stock.
(11)	Shares reported include vested options to purchase 20,480 shares of common stock and shares issuable upon conversion of 393 shares of Series A Preferred Stock and 1,366 shares of Series B Preferred Stock.

Series A Preferred Stock

The following table presents the number of shares of Series A Preferred Stock beneficially owned by the directors, the named executive officers and all directors, named executive officers and executive officers as a group as of April 29, 2022. Individuals have sole voting and dispositive power over the stock unless otherwise indicated in the footnotes.

Name of Individual	Ownership	Percent of Class (1)
Par S. Chadha(2)	1,412,897	50.6%
Sharon Chadha(2)	1,412,897	50.6%
James G. Reynolds(3)	114,770	4.1%
Martin P. Akins	-	-
Marc A. Beilinson	-	-
John H. Rexford	-	-
J. Coley Clark	-	-
William L. Transier	-	-
Ronald C. Cogburn(4)	10,494	*
Shrikant Sortur	393	*
All directors, named executive officers and other executive officers as a group (14 persons)	1,559,795	56.1%

* Represents holdings of less than one percent.

(1)	Percent of class refers to percentage of class beneficially owned as the term “beneficial ownership” is defined in Rule 13d-3 under the Securities Exchange Act of 1934 and is based upon the 2,778,111 shares of Series A Preferred Stock outstanding as of April 29, 2022.
(2)	Includes 1,412,897 shares owned by HGM.
(3)	Mr. Cogburn is affiliated with HGM or its affiliates. Mr. Cogburn disclaims beneficial ownership of shares of Common Stock that are owned by HGM or its affiliates.
(4)	Mr. Reynolds is affiliated with HGM or its affiliates. Mr. Reynolds disclaims beneficial ownership of shares of Common Stock that are owned by HGM or its affiliates.

Series B Preferred Stock

The following table presents the number of shares of Series B Preferred Stock beneficially owned by the directors, the named executive officers and all directors, named executive officers and executive officers as a group as of April 29, 2022. Individuals have sole voting and dispositive power over the stock unless otherwise indicated in the footnotes.

Name of Individual	Ownership(1)	Percent of Class (1)
Par S. Chadha(2)	76,408	8.5%
Sharon Chadha(3)	76,408	8.5%
James G. Reynolds(4)	2,500	*
Martin P. Akins(5)	1,270	*
Marc A. Beilinson(6)	1,425	*
John H. Rexford(7)	1,250	*
J. Coley Clark(8)	1,131	*
William L. Transier(9)	2,000	*
Ronald C. Cogburn(10)	1,706	*
Shrikant Sortur(11)	1,366	*
All directors, named executive officers and other executive officers as a group (14 persons)	93,196	10.4%

(1)	Percent of class refers to percentage of class beneficially owned as the term “beneficial ownership” is defined in Rule 13d-3 under the Securities Exchange Act of 1934 and is based upon the 900,328 shares of Series B Preferred Stock outstanding as of April 29, 2022.
(2)	Includes 76,408 shares owned by HGM.
(3)	Mr. Cogburn is affiliated with HGM or its affiliates. Mr. Cogburn disclaims beneficial ownership of shares of Common Stock that are owned by HGM or its affiliates.
(4)	Mr. Reynolds is affiliated with HGM or its affiliates. Mr. Reynolds disclaims beneficial ownership of shares of Common Stock that are owned by HGM or its affiliates.

Equity Compensation Plan Information

Refer to Part II, Item 5 of the Original Report for information regarding the 2018 Stock Plan.

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

Relationship with HGM and its Affiliates

As of April 29, 2022, HGM beneficially owned approximately 2.4% of the Company’s common stock on an as converted basis. For additional information on HGM’s beneficial ownership see the information provided for Mr. Chadha in “Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”  Messrs. Chadha, Cogburn, and Reynolds are each affiliated with HGM. Messrs. Chadha and Cogburn and formerly Mr. Reynolds received compensation from Exela as executive officers of Exela. See “Executive Compensation” above and “CFO Transition” below. Mrs. Chadha, by virtue of her relationship to Mr. Chadha, may also be deemed to be affiliated with HGM. As described below under “Executive Chairman Agreement” below, Mr. Chadha and the Company have entered into an agreement regarding his services to the Company.

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (affiliates of HGM) of less than $0.1 million for the year ended December 31, 2021 and less than $0.1 for the three months ended March 31, 2022.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are represented by these arrangements. The Company has the license to use and resell such brands, as described therein. The Company incurred fees relating to these agreements of $5.7 million for the year ended December 31, 2021 and $1.4 million for the three months ended March 31, 2022.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was $0.2 million for the year ended December 31, 2021 and  was less than $0.1 million for the three months ended March 31, 2022. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $1.3  million for the year ended December 31, 2021 and approximately $0.3 million for the three months ended March 31, 2022.

Executive Chairman Agreement

On September 16, 2021, in connection with Mr. Chadha’s appointment as Executive Chairman, the Company entered into a letter agreement with Mr. Chadha, which provides for a term expiring on December 31, 2023. The terms of Mr. Chadha’s agreement are described above in “— Narrative to Summary Compensation Table – Letter Agreement with Par Chadha.”

CEO Transition

On March 31, 2022, the Company and Mr. Cogburn entered into a transition agreement, pursuant to which Mr. Cogburn will transition his role as Chief Executive Officer of the Company, and which provides for his entry into a consulting agreement with the Company through April 30, 2023. For a description of the material terms of the separation agreement entered into with Mr. Cogburn in connection with his transition, please see — “Narrative to Summary Compensation Table – Transition Agreement with Mr. Cogburn” above.

CFO Transition

As previously reported in our Current Report on Form 8-K filed with the SEC on May 21, 2020, on May 15, 2020, Mr. Reynolds resigned as the Company’s Chief Financial Officer, and remains a non-employee member of our Board of Directors. For a description of the material terms of the separation agreement entered into with Mr. Reynolds in connection with his departure, see our Current Report on Form 8-K filed with the SEC on May 21, 2020.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between Mr. and Mrs. Chadha and the president of Oakana Holdings, Inc. The expense recognized for these services was approximately $0.2 million for the year ended December 31, 2021, and the expense recognized for these services was less than $0.1 million for the three months ended March 31, 2022.

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

Director Nomination Agreement

At the closing of the Novitex Business Combination, the Company entered into a Director Nomination Agreement (the “Director Nomination Agreement”) with each of Novitex Parent, L.P., an Apollo affiliate, and certain affiliates of HGM, including HOVS LLC and HandsOn Fund 4 I, LLC (each a “Nominating Stockholder”), which will remain in effect for so long as the applicable Nominating Stockholder (or its affiliates) continues to beneficially own at least 5% of the then outstanding shares of our Common Stock (without giving effect to the exercise of any outstanding warrants to purchase our Common Stock). As of March 11, 2020, Novitex Parent, L.P. no longer owned any stock, directly or indirectly, of the Company and is therefore no longer a Nominating Stockholder. As of May 2, 2022, the HGM Group no longer beneficially owned at least 5% of the then outstanding shares of our Common Stock, and accordingly ceased being a Nominating Stockholder.

The Director Nomination Agreement required that the individual nominated for election as a director by our Board of Directors shall include a number of individuals selected by each of the Nominating Stockholders such that, upon the election of each such individual, and each other individual nominated by or at the direction of our Board of Directors or a duly authorized committee of the Board, as a director of our Company, the individual selected by each Nominating Stockholder (or Nominating Stockholder’s affiliate) shall be: for so long as the applicable Nominating Stockholder beneficially owns at least 35% of the then outstanding shares of our Common Stock (without giving effect to the exercise of any outstanding warrants to purchase our Common Stock), three directors; for so long as the applicable Nominating Stockholder beneficially owns at least 15%, but less than 35%, of the then outstanding shares of Common Stock (without giving effect to the exercise of any outstanding warrants to purchase our Common Stock), two directors; and for so long as the applicable Nominating Stockholder (or Nominating Stockholder’s affiliate) beneficially owns at least 5%, but less than 15%, of the then outstanding shares of our Common Stock (without giving effect to the exercise of any outstanding warrants to purchase our Common Stock), one director. In the case of a vacancy on our Board of Directors created by the removal or resignation of an individual selected for nomination by a Nominating Stockholder (or Nominating Stockholder’s affiliate), the Director Nomination Agreement required us to appoint another individual selected by the applicable Nominating Stockholder. The Director Nomination Agreement also provided for observation rights for each Nominating Stockholder (or Nominating Stockholder’s Affiliate) to the extent that it has a right of nomination that it does not utilize.

In addition, the Director Nomination Agreement provided that for so long as a Nominating Stockholder continues to beneficially own at least 15% of the then outstanding shares of our Common Stock (without giving effect to the exercise of any outstanding warrants to purchase our Common Stock), we cannot, without the consent of such Nominating Stockholder, engage in certain related-party transactions, adopt an equity incentive plan or amend the same to increase the number of securities that may be granted thereunder, issue certain equity securities, including with a fair market value of more than $100 million, amend our certificate of incorporation or bylaws in a manner that adversely affects such Nominating Stockholder’s rights under the applicable Director Nomination Agreement or has a disproportionate impact on the interests of such Nominating Stockholder, enter into certain new lines of business, or increase or decrease the size of the Board of Directors or change the classes in which the members of the Board of Directors serve.

Employment Relationships

We have entered into the following related party employment relationships: Matt Reynolds, the brother of our former chief financial officer and current director, is employed as our Vice President—Finance, and receives a base salary of $169,067 and is eligible to receive additional incentive compensation for 2021; Andrej Jonovic, the son-in-law of the Executive Chairman and Mrs. Chadha, is employed as our Executive Vice President, Business Strategy and Corporate Affairs, and receives a base salary of $401,700 and received additional incentive compensation of $390,000 for 2021. In addition, he was awarded a special transaction bonus of $461,040 for his work on the debt exchange transactions that closed in December 2021. Each of Messrs. Reynolds and Jonovic are eligible for additional incentive compensation for 2022.

Director Independence

The Company’s Common Stock is listed on Nasdaq, and the Company is required to comply with the Nasdaq listing requirements regarding independent directors. Under Nasdaq’s Marketplace Rules, the definition of an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has reviewed such information as the Board has deemed appropriate for purposes of determining whether any of the directors has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, including the beneficial ownership by our directors of Common Stock (see “Ownership of Common Stock—Common Stock Ownership by Directors and Executive Officers”) and transactions between the Company, on the one hand, and our directors and their affiliates, on the other hand (see “Certain Relationships and Related Party Transactions”). Based on such review, the Board of Directors has determined that we have five “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules: Messrs.  Akins, Beilinson, Clark, Rexford and Transier. Accordingly, independent directors constitute a majority of our Board. Non-management directors meet periodically in executive session without members of the Company’s management at the conclusion of regularly scheduled Board meetings. In addition, Messrs. Akins, Beilinson, Clark, Rexford and Transier qualify as independent directors for the purpose of serving on the audit committee of the Company under SEC rules if they are appointed to do so (Messrs. Transier, Beilinson, and Clark being the current members of the audit committee).

Item 14. Principal Accountant Fees and Services

KPMG has been our principal accountant for the last three fiscal years.

Pursuant to its charter, the Audit Committee is directly responsible for the appointment, retention, compensation and oversight of the Company’s independent registered public accounting firm. In addition to assuring the regular rotation of the lead audit partner as required by law, the Audit Committee is involved in the evaluation of the lead audit partner and considers whether there should be regular rotation of the independent registered public accounting firm.

The Audit Committee is also required to review and pre-approve all of the audit and non-audit services to be performed by the Company’s independent registered public accounting firm, including the firm’s engagement letter for the annual audit of the consolidated financial statements and internal controls over financial reporting of the Company, the proposed fees in connection with such audit services, and any additional services that management chooses to hire the independent auditors to perform. Additionally, the Audit Committee can establish pre-approval policies and procedures with respect to the engagement of the Company’s independent registered public accounting firm for non-audit services. In accordance with the Audit Committee Charter, all of the foregoing audit and non-audit fees paid to, and the related service provided by, KPMG were pre-approved by the Audit Committee.

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

Audit Fees

The aggregate fees billed or expected to be billed by KPMG for professional services rendered for the audit of the Company’s annual consolidated financial statements for the fiscal years ended 2020 and 2021, for the audit of the Company’s internal controls over financial reporting for the fiscal year ended 2021, for the reviews of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2020 and 2021 fiscal years and for accounting research and consultation related to the audits and reviews totaled approximately $5.1 million and $8.2 million for 2020 and 2021, respectively. These fees were pre-approved by the Audit Committee.

Audit-Related Fees

The aggregate fees billed by KPMG for audit-related services for the fiscal years ended 2020 and 2021 were $0.6 million and $0.5 million, respectively. These fees related to reimbursement of out-of-pocket expenses related to certain legal matters were pre-approved by the Audit Committee.

Tax Fees

The aggregate fees billed by KPMG for tax services for the fiscal year ended 2021 was less than $0.1 million. These fees related to local tax compliance and consulting were pre-approved by the Audit Committee. There were no fees billed by KPMG for tax services for the fiscal year ended 2020.

All Other Fees

The aggregate fees billed by KPMG for services rendered to the Company other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal year ended 2020 and 2021 was less than $0.1 million which were related to the Company’s customer learning portal and financial due diligence advisory services in India.

In its approval of these non-audit services, the Audit Committee has considered whether the provision of non-audit services is compatible with maintaining KPMG’s independence.

Auditor Name: KPMG LLP

Auditor Location: Detroit, Michigan

PCAOB ID: 185

* * *

PART IV

Item 15. Exhibits

Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description	Filed or Furnished Herewith
2.1	Novitex Business Combination Agreement, dated as of February 21, 2017, by and among Quinpario Acquisition Corp. 2, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., Novitex Holdings, Inc., SourceHOV Holdings, Inc., Novitex Parent, L.P., HOVS LLC and HandsOn Fund 4 I, LLC (2)
3.1	Restated Certificate of Incorporation, dated July 12, 2017 (4)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective January 25, 2021 (13)
3.3	Second Amended and Restated Bylaws, dated November 6, 2019 (9)
3.4	Certificate of Amendment to Bylaws of Exela Technologies, Inc., dated October 11, 2021 (18)
3.5	Certificate of Amendment No. 2 to Bylaws of Exela Technologies, Inc., dated December 27, 2021 (21)
3.6	Waiver of Bylaws (5)
3.7 3.8

Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock (4)

Certificate of Designations, Preferences, Rights and Limitations of Series B Cumulative Convertible Perpetual Preferred Stock, dated March 10, 2022(23)

4.1	Specimen Common Stock Certificate (1)
4.2	Specimen Warrant Certificate (1)
4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
4.4	Form of Common Stock Purchase Warrant (14)
4.5	Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee (4)
4.6	First Supplemental Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee (4)
4.7	Second Supplemental Indenture, dated May 20, 2020, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, Merco Holdings, LLC as Subsidiary Guarantor and Wilmington Trust, National Association, as Trustee. (11)
4.8	Third Supplemental Indenture, dated as of December 1, 2021, by and among Exela Intermediate LLC, Exela Finance Inc. and Wilmington Trust, National Association, as trustee (20)
4.9	Indenture, dated December 9, 2021, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and U.S.Bank, National Association, as Trustee	Filed
4.10	Supplemental Indenture, dated December 20, 2021, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, and U.S. Bank, National Association, as Trustee	Filed
4.11	Second Supplemental Indenture, dated February 24, 2022, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, and U.S. Bank, National Association, as Trustee	Filed

4.12	At Market Issuance Sales Agreement, dated September 30, 2021, by and among Exela Technologies, Inc. and B. Riley Securities, Inc., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Mizuho Securities USA LLC and Needham & Company, LLC (17)
4.13	Description of Securities (1)
10.1	Modification Agreement, dated as of June 15, 2017 (3)
10.2	Amended & Restated Registration Rights Agreement, dated July 12, 2017, by and among the Company and the Holders (4)
10.3	Exela Technologies, Inc. Director Nomination Agreement, dated July 12, 2017, by and among the Company, the HGM Group and Ex-Sigma 2 LLC (4)
10.4	Securities Purchase Agreement (14)
10.5	Registration Rights Agreement (14)
10.6	First Lien Credit Agreement, dated July 12, 2017, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, the Lenders Party Thereto, Royal Bank of Canada, RBC Capital Markets, Credit Suisse Securities (USA) LLC, Natixis, New York Branch and KKR Capital Markets LLC (4)
10.7	First Amendment to First Lien Credit Agreement, dated July 13, 2018, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, the Lenders Party Thereto, Royal Bank of Canada, RBC Capital Markets, Credit Suisse Securities (USA) LLC, Natixis, New York Branch and KKR Capital Markets LLC (6)
10.8	Second Amendment to First Lien Credit Agreement, dated as of April, 16, 2019, by and among Exela Intermediate Holdings LLC, Exela Intermediate, LLC, each Subsidiary Loan Party listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto. (7)
10.9	Third Amendment to First Lien Credit Agreement and First Amendment to Collateral Agency and Security Agreement (First Lien), dated as of May 15, 2020, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, each Subsidiary Loan Party thereto, the Lenders party thereto and Wilmington Savings Fund Society, FSB (10)
10.10	Fourth Amendment to First Lien Credit Agreement, dated as of December 9, 2021	Filed
10.11	Revolving Loan Exchange and Prepayment Agreement, dated March 7, 2022, by and among Exela Intermediate Holdings, LLC, Exela Intermediate LLC, and the revolving lenders party thereto	Filed
10.12	Loan and Security Agreement, dated as of December 10, 2020, by and among the Borrower, the Company, as initial servicer, Alter Domus (US) LLC, as administrative agent and the lenders from time to time party thereto. (12)
10.13	First Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among Parent SPE, and certain other indirect, wholly-owned subsidiaries of the Company listed therein, and the Company, as initial servicer. (12)
10.14	Second Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among, the Borrower, the Parent SPE and the Company, as initial servicer, pursuant to which the Parent SPE has sold or contributed and will sell or contribute to the Borrower certain receivables and related assets in consideration for a combination of cash and equity in the Borrower SPE (12)

10.15	Sub-Servicing Agreement, dated as of December 17, 2020, by and among the Company, as initial servicer, and BancTec, Inc., SourceHOV, LLC, Economic Research Services, Inc., Exela Enterprise Solutions, Inc., SourceHOV Healthcare, Inc., United Information Services, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, J&B Software, Inc., Novitex Government Solutions, LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Integrated Solutions LLC, SourceCorp BPS Inc., Sourcecorp Management, Inc., as sub-servicers. (12)
10.16	Pledge and Guaranty Agreement, dated as of December 10, 2020, between Parent SPE and Alter Domus (US) LLC. (12)
10.17	Performance Guaranty, dated as of December 17, 2020, between the Company, as performance guarantor, and Alter Domus (US) LLC, as the administrative agent. (12)
10.18	Second Amendment to Loan Agreement, dated April 11, 2021 (15)
10.19	Secured Promissory Note dated as of November 17, 2021 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC (19)
10.20	Amended and Restated Exela Technologies Inc. 2018 Stock Incentive Plan.(22)
10.21	Form of Option Grant Notice and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan.(8)
10.22	Form of Restricted Stock Unit Grant and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan.(8)
10.23	Exela Technologies, Inc. Executive Officer Annual Bonus Plan.(9)
10.24	Letter Agreement dated as of September 14, 2021 by and between Exela Technologies, Inc. and Par Chadha. (16)
10.25	Transition Agreement, dated as of May 15, 2020, by and between Exela Technologies, Inc. and James G. Reynolds.(11)
21.1	Subsidiaries of Exela Technologies Inc.	Filed
23.1	Consent of KPMG LLP	Filed
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed
31.2	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed
32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished

32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
101.INS	Inline XBRL Instance Document	Furnished
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)	Filed

*	Except for the Certificates all Exhibits noted as “Filed” in this list were filed with the Original Report.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-198988).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2017.

(3)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on June 21, 2017.

(4)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 18, 2017.

(5)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on December 21, 2017.

(6)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 17, 2018.

(7)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on April 17, 2019.

(8)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on May 10, 2019.

(9)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on November 12, 2019.

(10)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on May 21, 2020.

(11)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on August 10, 2020.

(12)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on December 17, 2021.

(13)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on January 25, 2021.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 19, 2021.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 15, 2021.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 16, 2021.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 30, 2021.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 12, 2021.

(19)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 18, 2021.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 2, 2021.

(21)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 27, 2021.

(22)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed on February 16, 2022.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 17, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Ronald Cogburn
May 2, 2022		Ronald Cogburn, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Ronald Cogburn
May 2, 2022		Ronald Cogburn, Chief Executive Officer
(Principal Executive Officer) and Director

Dated:	By:	/s/ Shrikant Sortur
May 2, 2022		Shrikant Sortur, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated:	By:	/s/ Par Chadha
May 2, 2022		Par Chadha, Executive Chairman

Dated:	By:	/s/ Martin P. Akins
May 2, 2022		Martin P. Akins, Director

Dated:	By:	/s/ Marc A. Beilinson
May 2, 2022		Marc A. Beilinson, Director

Dated:	By:	/s/ Sharon Chadha
May 2, 2022		Sharon Chadha, Director

Dated:	By:	/s/ J. Coley Clark
May 2, 2022		J. Coley Clark, Director

Dated:	By:	/s/ John H. Rexford
May 2, 2022		John H. Rexford, Director

Dated:	By:	/s/ James G. Reynolds
May 2, 2022		James G. Reynolds, Director

Dated:	By:	/s/ William L. Transier
May 2, 2022		William L. Transier, Director