Form 10-Q
period 2022-03-31
Exela Technologies, Inc.
filed 2022-05-10
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 484,557,092 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended March 31, 2022

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2022 and December 31, 2021

(in thousands of United States dollars except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$38,263	$20,775
Restricted cash	43,712	27,285
Accounts receivable, net of allowance for doubtful accounts of $6,065 and $6,049, respectively	189,585	184,102
Related party receivables and prepaid expenses	719	715
Inventories, net	16,011	15,215
Prepaid expenses and other current assets	34,253	31,799
Total current assets	322,543	279,891
Property, plant and equipment, net of accumulated depreciation of $200,680 and $196,683, respectively	74,726	73,449
Operating lease right-of-use assets, net	51,326	53,937
Goodwill	358,211	358,323
Intangible assets, net	233,695	244,539
Deferred income tax assets	1,986	2,109
Other noncurrent assets	28,916	24,775
Total assets	$1,071,403	$1,037,023

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$63,953	$61,744
Related party payables	1,475	1,484
Income tax payable	4,447	3,551
Accrued liabilities	95,106	113,519
Accrued compensation and benefits	57,164	60,860
Accrued interest	34,793	10,075
Customer deposits	16,780	17,707
Deferred revenue	18,192	16,617
Obligation for claim payment	62,886	46,902
Current portion of finance lease liabilities	6,148	6,683
Current portion of operating lease liabilities	15,352	15,923
Current portion of long-term debts	138,664	144,828
Total current liabilities	514,960	499,893
Long-term debt, net of current maturities	1,068,873	1,104,399
Finance lease liabilities, net of current portion	8,161	9,156
Pension liabilities, net	27,128	28,383
Deferred income tax liabilities	12,238	11,594
Long-term income tax liabilities	3,189	3,201
Operating lease liabilities, net of current portion	38,779	41,170
Other long-term liabilities	5,373	5,999
Total liabilities	1,678,701	1,703,795
Commitments and Contingencies (Note 8)

Stockholders' equity (deficit)
Common Stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 487,008,798 shares issued and 484,557,092 shares outstanding at March 31, 2022 and 267,646,667 shares issued and 265,194,961 shares outstanding at December 31, 2021	59	37
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively
Series A Preferred Stock, 2,778,111 shares issued and outstanding at March 31, 2022 and December 31, 2021	1	1
Series B Preferred Stock, 900,328 shares issued and outstanding at March 31, 2022 and 0 shares issued and outstanding at December 31, 2021	—	—
Additional paid in capital	953,364	838,853
Less: Common Stock held in treasury, at cost; 2,451,706 shares at March 31, 2022 and December 31, 2021	(10,949)	(10,949)
Equity-based compensation	56,235	56,123
Accumulated deficit	(1,589,384)	(1,532,428)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(5,986)	(7,463)
Unrealized pension actuarial losses, net of tax	(10,638)	(10,946)
Total accumulated other comprehensive loss	(16,624)	(18,409)
Total stockholders’ deficit	(607,298)	(666,772)
Total liabilities and stockholders’ deficit	$1,071,403	$1,037,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2022 and 2021

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$279,398	$300,056
Cost of revenue (exclusive of depreciation and amortization)	223,504	232,587
Selling, general and administrative expenses (exclusive of depreciation and amortization)	43,040	41,885
Depreciation and amortization	18,212	19,599
Related party expense	1,987	1,707
Operating profit (loss)	(7,345)	4,278
Other expense (income), net:
Interest expense, net	39,760	43,131
Debt modification and extinguishment costs (gain), net	884	—
Sundry expense, net	307	213
Other expense, net	6,159	152
Net loss before income taxes	(54,455)	(39,218)
Income tax benefit (expense)	(2,501)	18
Net loss	$(56,956)	$(39,200)
Cumulative dividends for Series A Preferred Stock	(864)	896
Cumulative dividends for Series B Preferred Stock	(75)	—
Net loss attributable to common stockholders	$(57,895)	$(38,304)
Loss per share:
Basic and diluted	$(0.17)	$(0.76)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2022 and 2021

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(56,956)	$(39,200)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,477	100
Unrealized pension actuarial gains (losses), net of tax	308	(157)
Total other comprehensive loss, net of tax	$(55,171)	$(39,257)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three months ended March 31, 2022 and 2021

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2021	49,242,225	$15	3,290,050	$1	—	$—	2,451,706	$(10,949)	$446,739	$52,183	$(7,419)	$(17,064)	$(1,390,038)	$(926,532)
Net loss January 1 to March 31, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(39,200)	(39,200)
Equity-based compensation	—	—	—	—	—	—	—	—	—	387	—	—	—	387
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	100	—	—	100
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	(157)	—	(157)
Preferred shares converted to Common Stock	223,413	—	(510,681)	—	—	—	—	—	—	—	—	—	—	—
Payment for fractional shares on Reverse Stock Split	(5,445)	—	—	—	—	—	—	—	(14)	—	—	—	—	(14)
Issuance of Common Stock	9,731,819	1	—	—	—	—	—	—	25,079	—	—	—	—	25,080
Balances at March 31, 2021	59,192,012	$16	2,779,369	$1	—	$—	2,451,706	$(10,949)	$471,804	$52,570	$(7,319)	$(17,221)	$(1,429,238)	$(940,336)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2022	265,194,961	$37	2,778,111	$1	—	$—	2,451,706	$(10,949)	$838,853	$56,123	$(7,463)	$(10,946)	$(1,532,428)	$(666,772)
Net loss January 1 to March 31, 2022	—	—	—	—	—	—	—	—	—	—	—	—	(56,956)	(56,956)
Equity-based compensation	—	—	—	—	—	—	—	—	—	302	—	—	—	302
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,477	—	—	1,477
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	308	—	308
Common Stock exchanged for Series B Preferred Stock	(18,006,560)	(2)	—	—	900,328	—	—	—	2	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	236,281,501	24	—	—	—	—	—	—	114,509	—	—	—	—	114,533
Withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	(190)	—	—	—	(190)
Common Stock issued for vested RSUs	1,087,190	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances at March 31, 2022	484,557,092	$59	2,778,111	$1	900,328	$—	2,451,706	$(10,949)	$953,364	$56,235	$(5,986)	$(10,638)	$(1,589,384)	$(607,298)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the three months ended March 31, 2022 and 2021

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(56,956)	$(39,200)
Adjustments to reconcile net loss
Depreciation and amortization	18,212	19,599
Original issue discount and debt issuance cost amortization	3,531	3,840
Debt modification and extinguishment costs (gain), net	196	—
Provision for doubtful accounts	61	50
Deferred income tax provision	635	(297)
Share-based compensation expense	308	387
Unrealized foreign currency losses	(180)	(159)
Loss (Gain) on sale of assets	(41)	29
Fair value adjustment for interest rate swap	—	(125)
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	(6,146)	(11,248)
Prepaid expenses and other assets	(8,858)	(5,895)
Accounts payable and accrued liabilities	5,345	(30,787)
Related party payables	(12)	37
Additions to outsource contract costs	(140)	(156)
Net cash used in operating activities	(44,045)	(63,925)

Cash flows from investing activities
Purchase of property, plant and equipment	(7,728)	(1,609)
Additions to patents	(25)	—
Additions to internally developed software	(829)	(672)
Proceeds from sale of assets	175	—
Net cash used in investing activities	(8,407)	(2,281)

Cash flows from financing activities
Proceeds from issuance of Common Stock from private placement	—	25,065
Proceeds from issuance of Common Stock from at the market offerings	119,196	—
Cash paid for equity issuance costs from at the market offerings	(4,664)	—
Borrowings under factoring arrangement and Securitization Facility	35,837	32,432
Principal repayment on borrowings under factoring arrangement and Securitization Facility	(34,144)	(31,533)
Cash paid for withholding taxes on vested RSUs	(195)	—
Lease terminations	(15)	(16)
Cash paid for debt issuance costs	(5,615)	—
Principal payments on finance lease obligations	(1,516)	(3,029)
Borrowings from senior secured revolving facility	—	3,000
Repayments on senior secured revolving facility	(49,477)	—
Proceeds from issuance of 2026 Notes	55,364	—
Borrowings from other loans	1,865	1,959
Repayment of BRCC term loan	(22,675)	—
Principal repayments on senior secured term loans and other loans	(7,544)	(8,142)
Net cash provided by financing activities	86,417	19,736
Effect of exchange rates on cash	(50)	(101)
Net increase (decrease) in cash and cash equivalents	33,915	(46,571)
Cash, restricted cash, and cash equivalents
Beginning of period	48,060	70,309
End of period	$81,975	$23,738
Supplemental cash flow data:
Income tax payments, net of refunds received	$1,486	$1,510
Interest paid	9,941	62,510
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	50	220
Accrued capital expenditures	1,483	1,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

1.     General

These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2021 included in the Exela Technologies, Inc. (the "Company," "Exela," "we," "our" or "us") annual report on Form 10-K for such period (the “2021 Form 10-K”).

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

In performing this evaluation, we concluded that under the standards of ASC 205-40 the following conditions raised substantial doubt about our ability to continue as a going concern: a history of net losses, net operating cash outflows, working capital deficits and significant cash payments for interest on our long-term debt. The Company also has cash obligations related to the remaining payments for the Appraisal Action (described in Note 8) and the guarantee in the form of a true-up mechanism related to the Exchange Notes issued in connection with the Revolver Exchange (described in Note 5). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before May 10, 2023. As required under ASC 205-40, management’s evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company, such as access to equity financing (despite the Company’s track record in raising nearly $500.0 million of such funds).

The Company has undertaken and completed the following plans and actions to improve our available cash balances, liquidity or cash generated from operations, over the twelve month period from the date these financial statements are issued:

●	completed the Revolver Exchange (see Note 5);
●	amended the BRCC Facility to extend the maturity date to June 10, 2023 and to provide up to $51.0 million of additional liquidity through a revolving credit facility which becomes available as the Company pays down the term portion of the facility (which the Company expects to do over the next twelve months);

●	executed a $150.0 million financing commitment from PNC Bank to replace the existing securitization facility that will generate annual interest rate savings of approximately $6.0 million when executed; and
●	raised proceeds of $174.6 million from the sale of equity and debt during the three months ended March 31, 2022.

Despite these actions, the Company will need to take further action to raise additional funds in the capital markets. In order to access the capital markets, the Company has filed shelf-registration statements on Form S-3 allowing the Company to raise an additional $1 billion: a $500.0 million universal shelf registration statement filed in March 2022 providing for the sale of common stock, preferred stock, warrants, debt securities and/or units and a $500.0 million shelf registration statement filed in October 2021 providing for the sale of preferred stock and debt securities. Based on our experience with the at-the-market programs and our knowledge of the Company and the financial market, we believe that we will be able to raise additional funds from the sale of equity and debt in the future. However, the Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry and considering these factors are outside of the Company’s control, substantial doubt about the Company’s ability to continue as a going concern exists under the standards of ASC 205-40. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Net Loss per Share

Earnings per share (“EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock, par value $0.0001 per share (“Common Stock”) outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, using the more dilutive of the two-class method and the if-converted method in periods of earnings. The two class method is an earnings allocation method that determines earnings per share (when there are earnings) for Common Stock and participating securities. The if-converted method assumes all convertible securities are converted into Common Stock. Diluted EPS excludes all dilutive potential shares of Common Stock if their effect is anti-dilutive.

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Perpetual Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”), was calculated using the if-converted method. As of March 31, 2022, the outstanding shares of the Company’s Series A Preferred Stock and Series B Preferred Stock, if converted would have resulted in an additional 1,341,917 shares and 18,066,582 shares of Common Stock outstanding, respectively, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive (i.e., reduces the net loss per share).

Similarly, the Company also did not include the effect of 35,000,000 warrants sold in the Company’s Initial Public Offering (“IPO”), the effect of 9,731,819 warrants sold in a private placement of securities on March 18, 2021 or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units, performance units and options of 10,005,866 and 2,278,365 as of March 31, 2022 and 2021, respectively, in the calculation of diluted loss per share for the three months ended March 31, 2022 and 2021, because their effects were anti-dilutive.

	Three Months Ended March 31,
	2022	2021
Net loss attributable to common stockholders (A)	$(57,895)	$(38,304)
Weighted average common shares outstanding - basic and diluted (B)	343,732,970	50,646,482
Loss Per Share:
Basic and diluted (A/B)	$(0.17)	$(0.76)

Impact of COVID-19

The Covid-19 pandemic continues to persist throughout the world including the U.S., India, Canada, Europe and other locations where we operate. To date, the Covid-19 pandemic has negatively impacted the global economy, created significant financial market volatility, disrupted global supply chains, and resulted in a significant number of deaths and infections worldwide.

The safety and well-being of our associates employees and our ability to fulfill our client service commitments are our highest priorities. After addressing the initial surge of the Covid-19 pandemic, we are now focused on running our business effectively in the new work from home paradigm while preparing for a more flexible workplace model in the future. Accordingly, the Company has taken several measures and expects to take further actions designed to protect the health of our employees and to minimize our operational disruption and resulting provision of services to our clients from the Covid-19 pandemic, including adopting masking, social distancing and cleaning measures in our production facilities. We are compliant with applicable federal, state and local Covid-19 rules, restrictions, orders and guidance, and are promoting vaccination among our associates.

In fiscal year 2022 to date, we continue to see impacts of global supply chain challenges, availability of staff at some of our key operating centers and pending customers’ decision to resume work from office. However, all of our production-related facilities remain operational and are continuing to provide ongoing services to our clients. We continue to engage with our clients to assist with their service demands, including our clients’ needs for any supplemental operational services and/or changes to existing service requirements in response to the Covid-19 pandemic.

Notwithstanding the foregoing, we are unable to precisely predict the impact that Covid-19 will have in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our clients, and other factors identified in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report. Given these uncertainties, the global pandemic could disrupt the business of certain of our clients, decrease our clients’ demand for our services, impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and/or our financial condition in the future. We will continue to closely monitor and evaluate the nature and extent of the impact of the global pandemic to our business, consolidated results of operations, and financial condition.

2.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) no. 2021-05, Leases (Topic 842): Lessors — Certain Leases with Variable Lease Payments. The ASU requires a lessor to classify a lease with variable lease payments that do not depend on an index or rate as an operating lease on the commencement date of the lease if specified criteria are met. The adoption had no material impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.

Effective January 1, 2022, the Company adopted ASU no. 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the Emerging Issues Task Force). The ASU requires issuers to account for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Under the ASU, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, to issue or modify debt, or for other reasons. The adoption had no material impact on the Company's consolidated results of operations, cash flows, financial position or disclosures.

Effective January 1, 2022, the Company adopted ASU no. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40):

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

3.     Significant Accounting Policies

The information presented below supplements the Significant Accounting Policies information presented in our 2021 Form 10-K.

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

Disaggregation of Revenues

The Company is organized into three segments: Information & Transaction Processing Solutions (“ITPS”), Healthcare Solutions (“HS”), and Legal & Loss Prevention Services (“LLPS”) (See Note 13). The following tables disaggregate revenue from contracts by segment and by geographic region for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022				2021
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$148,344	$56,596	$17,795	$222,735	$172,924	$51,093	$17,088	$241,105
EMEA	51,978	—	—	51,978	54,209	—	—	54,209
Other	4,685	—	—	4,685	4,742	—	—	4,742
Total	$205,007	$56,596	$17,795	$279,398	$231,875	$51,093	$17,088	$300,056

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Accounts receivable, net	$189,585	$184,102
Deferred revenues	19,150	17,518
Customer deposits	16,780	17,707
Costs to obtain and fulfill a contract	2,175	2,328

Accounts receivable, net includes $28.5 million and $22.6 million as of March 31, 2022 and December 31, 2021, respectively, representing amounts not yet billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $8.9 million during the three months ended March 31, 2022 that had been deferred as of December 31, 2021.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. We recognized $0.3 million of amortization for these costs for the three months ended March 31, 2022 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of March 31, 2022 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2022	$35,014
2023	35,725
2024	31,152
2025	28,316
2026	570
2027 and thereafter	—
Total	$130,777

4.     Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	March 31, 2022
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,258	$(324,944)	$183,314
Developed technology	88,553	(87,737)	816
Trade names (b)	8,425	(3,100)	5,325
Outsource contract costs	16,941	(14,765)	2,176
Internally developed software	49,859	(29,587)	20,272
Assembled workforce	4,473	(3,634)	839
Purchased software	26,749	(5,796)	20,953
Intangibles, net	$703,258	$(469,563)	$233,695

	December 31, 2021
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,241	$(316,084)	$192,157
Developed technology	88,553	(87,612)	941
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	16,814	(14,486)	2,328
Internally developed software	49,108	(27,812)	21,296
Assembled workforce	4,473	(3,355)	1,118
Purchased software	26,749	(5,350)	21,399
Intangibles, net	$702,338	$(457,799)	$244,539

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2022 and 2021 is net of accumulated impairment losses of $44.1 million. Carrying amount of $5.3 million as at March 31, 2022 represents indefinite-lived intangible asset.

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with its clients. The Company is organized into three segments: ITPS, HS, and LLPS (See Note 13).

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2021 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at December 31, 2021 (a)
ITPS	$254,130	$—	$(825)	$—	$(633)	$252,672
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$359,781	$—	$(825)	$—	$(633)	$358,323

	Balances as at January 1, 2022 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at March 31, 2022 (a)
ITPS	$252,672	$—	$—	$—	$(112)	$252,560
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$358,323	$—	$—	$—	$(112)	$358,211

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to ITPS is $316.5 million as at March 31, 2022 and December 31, 2021; and $317.5 million as at December 31, 2020. Accumulated impairment relating to LLPS is $243.4 million as at March 31, 2022, December 31, 2021 and December 31, 2020.

5.     Long-Term Debt and Credit Facilities

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

Private Exchange

On December 9, 2021, in a separate transaction referred to as “Private Exchange” (outside of the Public Exchange as discussed below), subsidiaries of the Company agreed with three (3) of their Term Loan lenders to exchange $212.1 million of Term Loans under the Credit Agreement for $84.3 million in cash and in $127.8 million principal amount of new 11.500% First-Priority Senior Secured Notes due 2026 (the “2026 Notes”). In connection with the Private Exchange transaction, the exchanging lenders provided consents to amend the Credit Agreement to (i) eliminate all affirmative covenants, (ii) eliminate all negative covenants and (iii) eliminate certain events of default (other than events of default relating to payment obligations).

As a result of the Private Exchange, repurchases (as discussed below) and periodic principal repayments, $88.1 million aggregate principal amount of the senior secured term loan remains outstanding as of March 31, 2022 maturing July 12, 2023.

Revolving Credit Facility; Letters of Credit

As of December 31, 2021, our $100 million Revolving Credit Facility was fully drawn taking into account letters of credit issued thereunder. As of December 31, 2021, there were outstanding irrevocable letters of credit totaling approximately $0.5 million under the Revolving Credit Facility.

On March 7, 2022, subsidiaries of the Company entered into a Revolving Loan Exchange and Prepayment Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, KKR Corporate Lending LLC, Granite State Capital Master Fund LP, Credit Suisse Loan Funding LLC and Revolvercap Partners Fund LP exchanging $100.0 million of outstanding Revolving Credit Facility owed by Exela Intermediate LLC, upon the terms and subject to the conditions set forth in the Revolver Exchange agreement, for (i) $50.0 million in cash, and (ii) $50.0 million of 2026 Notes (such exchange, the “Revolver Exchange” and such 2026 Notes, the “Exchange Notes”). Prepayment of Revolving Credit Facility was treated as an extinguishment of debt under ASC 470-50. Accordingly, the Company wrote off the unamortized balance of $0.2 million of debt issuance costs related to Revolving Credit Facility and reported it within Debt modification and extinguishment costs (gain), net in our condensed consolidated statements of operations for the three months ended March 31, 2022.

The Exchange Notes are subject to a guarantee in the form of a true-up mechanism whereby the Company is responsible to make a payment to the holders of the Exchange Notes to true-up the shortfall below certain agreed thresholds if holders of the Exchange Notes sell their notes at a price below that threshold during agreed periods in 2022. We recognized $17.4 million (the fair value of the true-up obligation as accounted for under ASC 460, Contingencies and ASC 450, Guarantees) as a liability with an offsetting debit to the original issuance discount of the issued Exchange Notes on the closing date of the Revolver Exchange. We remeasured our obligation under the true-up mechanism as of March 31, 2022 and accrued an additional $6.2 million liability based on fair value of our obligation as of such date in Other expense, net on the condensed consolidated statements of operations. The amounts payable under the true-up mechanism will be settled in cash payments to the holder of the Exchange Notes.

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

Public Exchange

On October 27, 2021, the Company launched an offer to exchange (the “Public Exchange”) up to $225.0 million in cash and new 2026 Notes for the Company’s outstanding 2023 Notes. The Public Exchange was for $900 in cash per $1,000 principal amount of 2023 Notes tendered subject to proration. The maximum amount of cash to be paid was $225.0 million and the offer was not subject to any minimum participation condition. In case of oversubscription to the cash offer, tendered 2023 Notes would be accepted for cash on a pro rata basis (as a single class). The balance of any tendered 2023 Notes not accepted for cash would be exchanged into 2026 Notes on the basis of $1,000 principal amount of new 2026 Notes for each $1,000 principal amount of outstanding 2023 Notes tendered.

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

As a result of the Public Exchange and repurchases (as discussed below), $22.8 million aggregate principal amount of the 2023 Notes remains outstanding as of March 31, 2022 maturing on July 15, 2023.

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

Senior Secured 2026 Notes

As of December 31, 2021, subsidiaries of the Company had $795.0 million aggregate outstanding principal amount of the 2026 Notes including $790.5 million in aggregate principal amount issued under the Public Exchange and Private Exchange transactions described above.

During the three months ended March 31, 2022, subsidiaries of the Company sold $81.5 million in aggregate of principal amount of the 2026 Notes generating net proceeds of $49.8 million. On March 18, 2022, the subsidiaries of the Company issued $50.0 million of the 2026 Notes to satisfy the exchange obligation under the Revolver Exchange. The 2026 Notes are guaranteed by nearly all U.S. subsidiaries of the Company. The 2026 Notes bear interest at a rate of 11.5% per year. The issuers shall pay interest on the 2026 Notes on January 15 and July 15 of each year, commencing on July 15, 2022. The 2026 Notes will mature on July 12, 2026.

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

As of March 31, 2022, subsidiaries of the Company had also issued $33.4 million and $10.0 million of principal amount of 2026 Notes as collateral for the remaining payment obligation under the Appraisal Action settlement (discussed under Note 8) and the true-up obligation under the Revolver Exchange, respectively. These collateral notes are not reflected in the condensed consolidated financial statements.

Repurchases

In July 2021 the Company commenced a debt buyback program to repurchase 2023 Notes and senior secured term loans under the Credit Agreement, which remains in place. During the year ended December 31, 2021, we repurchased $64.5 million of the outstanding principal amount of our 2023 Notes for a net cash consideration of $48.4 million. During the year ended December 31, 2021, we also repurchased $40.0 million of outstanding principal amount of Term Loans under the Credit Agreement for a net cash consideration of $22.8 million. These repurchases resulted in an early extinguishment of the repurchased 2023 Notes and senior secured term loans. The Company did not repurchase any senior secured term loans and 2023 Notes during the three months ended March 31, 2022.

BRCC Facility

On November 17, 2021, GP2 XCV, LLC, a subsidiary of the Company (“GP2 XCV"), entered into a borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company was able to borrow an original principal amount of $75.0 million, which was later increased to $115.0 million as of December 7, 2021 (as the same may be amended from time to time, the “BRCC Term Loan”). On March 31, 2022, GP2 XCV entered into an amendment to the borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company will be able to borrow up to $51.0 million under a separate revolving loan (the “BRCC Revolver”, collectively with BRCC Term Loan, the “BRCC Facility”). There was $10.0 million of availability under this revolving facility as of March 31, 2021.

The BRCC Facility is secured by a lien on all the assets of GP2 XCV and by a pledge of the equity of GP2 XCV. GP2 XCV is a bankruptcy-remote entity and as such its assets are not available to other creditors of the Company or any of its subsidiaries other than GP2 XCV. The BRCC Facility will mature on June 10, 2023 (see Note 14). However, the BRCC Revolver is subject to certain automatic maturity extensions of six months, unless B. Riley

Commercial Capital, LLC or the Company notifies the other party about its election not to extend. In such event, the outstanding principal amount of the BRCC Revolver as of the maturity shall be due and payable in 12 equal installments on the last business day of each calendar month thereafter. Interest under the BRCC Facility accrues at a rate of 11.5% per annum and is payable quarterly on the last business day of each March, June, September and December. The purpose of BRCC Term Loan was to fund certain repurchases of Term Loan under the Credit Agreement and to provide funding for the Public Exchange transaction and Private Exchange transaction described above. The purpose of BRCC Revolver is to fund general corporate purposes.

During the three months ended March 31, 2022, we repaid $22.7 million of outstanding principal amount under the BRCC Term Loan along with $0.7 million of exit fee. Exit fee paid on the partial prepayment of BRCC Term Loan was treated as a debt extinguishment cost under ASC 470-50 and reported within Debt modification and extinguishment costs (gain), net in our condensed consolidated statements of operations for the three months ended March 31, 2022. As of March 31, 2022, there were borrowings of $92.3 million outstanding under the BRCC Term Loan maturing June 10, 2023.

Securitization Facility

On December 17, 2020, certain subsidiaries of the Company entered into a $145.0 million securitization facility with a five year term (the “Securitization Facility”). Borrowings under the Securitization Facility are subject to a borrowing base definition that consists of receivables and, subject to contribution, further supported by inventory and intellectual property, in each case, subject to certain eligibility criteria, concentration limits and reserves.

The Securitization Facility provided for an initial funding of approximately $92.0 million supported by the receivables portion of the borrowing base and, subject to contribution, a further funding of approximately $53.0 million supported by inventory and intellectual property. On December 17, 2020, Exela Receivables 3, LLC (the “Securitization Borrower”) made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay $83.0 million of the aggregate outstanding principal amount of loans as of December 17, 2020 under a previous $160.0 million accounts receivable securitization facility (“A/R Facility”) and used the remaining proceeds for general corporate purposes. On April 11, 2021, the Company amended the Securitization Loan Agreement and agreed to, among other things, extend the option to access further funding of approximately $53.0 million in additional borrowings from April 10, 2021 to September 30, 2021 upon the contribution of inventory and intellectual property to support the borrowing base.

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

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are identified as VIEs and consolidated into the Company’s financial statements following VIE consolidation model under ASC 810. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bears interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%. As of March 31, 2022, there were borrowings of $91.9 million outstanding under the Securitization Facility.

Long-Term Debt Outstanding

As of March 31, 2022 and December 31, 2021, the following long-term debt instruments were outstanding:

	March 31,	December 31,
	2022	2021
Other (a)	$29,804	29,296
Term loan under first lien credit agreement (b)	85,085	89,585
Senior secured 2023 notes (c)	22,651	22,616
Senior secured 2026 notes (d)	885,725	801,306
Secured borrowings under BRCC Facility	92,325	115,000
Secured borrowings under Securitization Facility	91,947	91,947
Revolver	—	99,477
Total debt	1,207,537	1,249,227
Less: Current portion of long-term debt	(138,664)	(144,828)
Long-term debt, net of current maturities	$1,068,873	$1,104,399

(a)	Other debt represents outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $0.6 million and $2.3 million as of March 31, 2022 and $0.8 million and $2.8 million as of December 31, 2021.
(c)	Net of unamortized original issue discount and debt issuance costs of $0.1 million and less than $0.1 million as of March 31, 2022 and $0.2 million and $0.1 million as of December 31, 2021.
(d)	Net of unamortized net original issue discount and debt issuance costs of $26.7 million and $14.0 million as of March 31, 2022; and unamortized net debt exchange premium and carried forward debt issuance costs of $15.4 million and $9.0 million as of December 31, 2021.

6.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $2.5 million and income tax benefit of less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

The Company's ETR of (4.6)% for the three months ended March 31, 2022 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three months ended March 31, 2021, the Company’s ETR of 0.05% differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s U.S. disallowed interest expense carryforwards created by the provisions of the TCJA.

As of March 31, 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2021.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of March 31, 2022 and December 31, 2021 the Company recorded actuarial losses of $10.6 million and $10.9 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2022	2021
Service cost	$16	$19
Interest cost	517	424
Expected return on plan assets	(772)	(605)
Amortization:
Amortization of prior service cost	56	45
Amortization of net loss	688	838
Net periodic benefit cost	$505	$721

The Company records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $0.7 million and $0.9 million to its pension plans during the three months ended March 31, 2022 and 2021, respectively. The Company has funded the pension plans with the required contributions for 2022 based on current plan provisions.

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

On December 31, 2021, we agreed to settle the Appraisal Action along with a separate case brought by the same plaintiffs for $63.4 million. Accordingly, as of December 31, 2021, the Company accrued a liability of $63.4 million for these matters, all of which is expected to be paid during the first half of 2022 ($40.0 million having already been paid as of March 31, 2022). As of March 31, 2022, there was a net outstanding balance of $24.5 million, including interest, for this matter included in Accrued liabilities on the condensed consolidated balance sheet.

Adverse Arbitration Order

In April 2020, one of the Company's Nordic subsidiaries commenced an arbitration in Finland against a customer alleging breach of contract and other damages in connection with an outsourcing services agreement and transition services agreement executed in 2017. In September 2020, the customer submitted counterclaims against the Company in an aggregate amount in excess of €10.0 million. Following an expedited arbitration, in late November 2020, the arbitrator awarded the customer approximately $13.0 million in the aggregate for the counterclaimed damages and costs. The Company filed an application to annul the award in late January 2021 with the relevant court asserting, among other bases, that the arbitrator violated due process and procedural rules by disallowing the Company’s witness and expert testimony and maintaining the expedited format following the assertion of significant counterclaims which would ordinarily have required the application of normal rather than expedited rules. On May 28, 2021, the parties entered into a settlement agreement resolving this dispute for a total of $8.8 million including the reimbursement of certain third party charges. As of March 31, 2022, there was a net outstanding balance of $2.9 million for this matter included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

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

9.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of March 31, 2021, and December 31, 2021, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan, secured 2023 notes and secured 2026 notes at approximately 70.0%, 70.0% and 50.0% respectively, of the respective principal balance outstanding as of March 31, 2022. The fair values of secured borrowings under the Company’s securitization facility and BRCC facility are equal to the respective carrying values. Other debt represents the Company's outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt using Level 2 inputs including the recent issue of the debt, the Company’s credit rating, and the current risk-free rate. The Company’s true-up guarantee liability related to true-up guarantee provided on the Exchange Notes issued under Revolver Exchange transaction is re-measured each period and represents a Level 3 measurement as it is based on the estimated true-up obligation amount based on the Revolving Loan Exchange and Prepayment Agreement terms less amount already paid, if any.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2022, and December 31, 2021:

	Carrying	Fair	Fair Value Measurements
As of March 31, 2022	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,068,873	$616,269	$—	$616,269	$—
True-up guarantee liability	23,585	23,585	—	—	23,585
Nonrecurring assets and liabilities:
Goodwill	358,211	358,211	—	—	358,211

	Carrying	Fair	Fair Value Measurements
As of December 31, 2021	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,104,399	$895,615	$—	$895,615	$—
Nonrecurring assets and liabilities:
Goodwill	358,323	358,323	—	—	358,323

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

A summary of restricted stock unit activities under the 2018 Plan for the three months ended March 31, 2022 is summarized in the following table:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Units	Date Fair Value	(Years)	Intrinsic Value
Outstanding Balance as of December 31, 2021	1,369,008	$1.75	0.11	$2,393
Granted	—	—
Forfeited	—	—
Vested	(1,283,507)	(1.73)
Outstanding Balance as of March 31, 2022	85,501	$2.02	0.51	$172

The majority of the RSUs that vested in the first quarter of 2022 were net-share settled such that the Company withheld shares with value equivalent to the employee’s minimum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 239,847 shares and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payment for the employee’s tax obligations to taxing authorities were $0.2 million and is reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows.

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the three months ended March 31, 2022 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period	Aggregate
	Outstanding	Date Fair Value	Exercise Price	(Years)	Intrinsic Value (2)
Outstanding Balance as of December 31, 2021	1,445,299	$5.63	$11.78	0.69	$—
Granted	—	—
Exercised	—	—
Forfeited	(24,933)	(5.60)
Expired	—	—
Outstanding Balance as of March 31, 2022 (1)	1,420,366	$5.63	$11.77	0.55	$—

(1) 542,813 of the outstanding options are exercisable as of March 31, 2022.

(2) Exercise prices of all of the outstanding options as of March 31, 2022 were higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value is zero.

As of March 31, 2022, there was approximately $0.8 million of total unrecognized compensation expense related to non-vested restricted stock unit awards and stock option awards under the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $0.1 million and $0.4 million related to restricted stock unit awards and stock option awards under the 2018 Plan for the three months ended March 31, 2022 and 2021, respectively.

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

The following table summarizes the activity for the market performance restricted stock units for the three months ended March 31, 2022:

Weighted Average
		Weighted	Period Over
	Number	Average	Which Expected
	of Units	Fair Value	to be Recognized
Outstanding Balance as of December 31, 2021	8,500,000	$0.46	2.98
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding Balance as of March 31, 2022	8,500,000	$0.46	2.98

As of March 31, 2022, there was approximately $2.4 million of total unrecognized compensation expense related to non-vested performance unit awards, which will be recognized over the requisite service period. We recognized $0.2 million compensation expense associated with the performance unit award for the three months ended March 31, 2022.

11.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock or as provided for in the Director Nomination Agreement to which the Company is party, the holders of our Common Stock possess all voting power for the election of our board of directors and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the board of directors in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. As of March 31, 2022 and December 31, 2021, there were 484,557,092 and 265,194,961 shares of Common Stock outstanding, respectively.

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

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100.0 million (“Common ATM Program–1”)	May 28, 2021 and through July 1, 2021	49,423,706	$2.008	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150.0 million (“Common ATM Program–2”)	June 30, 2021 and through September 2, 2021	57,580,463	$2.603	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through March 31, 2022	334,875,948	$0.747	$250.0 million	$241.0 million

Series A Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At March 31, 2022 and December 31, 2021, the Company had 2,778,111 shares of Series A Preferred Stock outstanding. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder's option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of March 31, 2022, each outstanding share of Series A Preferred Stock was convertible into 0.4830 shares of Common Stock using this conversion formula. Accordingly, as of March 31,2022, 1,341,917 shares of Common Stock were issuable upon conversion of the remaining 2,778,111 shares of Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series A Liquidation Preference") per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date through December 31, 2021 the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Series A Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series A Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series A Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation for the three months ended March 31, 2022 was $0.9 million. The gross dividend accumulation for the three months ended March 31, 2021 was $0.9 million, however, as a result of 510,681 shares of Series A Preferred Stock being converted into 223,413 shares of Common Stock during the first quarter of 2021, accumulated dividend of $1.8 million was reversed, resulting in a net reduction of dividend accumulation of $0.9 million for the three months ended March 31, 2021. As of March 31, 2022, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 is $13.2 million. The per share average of cumulative preferred dividends for the three months ended March 31, 2022 and 2021 is $0.3 and $(0.3), respectively.

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

Series B Preferred Stock

On February 24, 2022, the Company offered its shareholders the opportunity to exchange shares of its Common Stock for its Series B Preferred Stock, par value $0.0001 per share, with each 20 shares of Common Stock being exchangeable for one share of Series B Preferred Stock having a liquidation preference of $25.00 per share (the “Share Exchange Offer”). On March 11, 2022, the Company designated 5,000,000 shares of its authorized and unissued preferred stock as Series B Preferred Stock and filed a Certificate of Designation of Series B Preferred Stock of Exela Technologies Inc., or the Series B Certificate of Designation. The Share Exchange Offer expired on March 10, 2022, and 18,006,560 shares of Common Stock were validly tendered for exchange. On March 11, 2022, the Company issued a total of 900,328 shares of Series B Preferred Stock in exchange of all such tendered and accepted shares of Common Stock, which shares were cancelled. The Series B Preferred Stock are listed on the Nasdaq under the symbol “XelaP”.

At March 31, 2022, the Company had 900,328 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible at the holder's option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of liquidation preference per share as adjusted for accrued but unpaid dividends, as described below. As of March 31, 2022, each outstanding share of Series B Preferred Stock was convertible into 20.0667 shares of Common Stock using this conversion formula. Accordingly, as of March 31, 2022, 18,066,582 shares of Common Stock were issuable upon conversion of 900,328 shares of outstanding Series B Preferred Stock.

Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 6% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series B Liquidation Preference") per share of Series B Preferred Stock, paid or accrued quarterly in arrears. From the issue date through March 31, 2022, the amount of all accrued but unpaid dividends on the Series B Preferred Stock have been added to the Series B Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series B Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series B Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series B Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation for the three months ended March 31, 2022 is less than $0.1 million. As of March 31, 2022, the total accumulated but unpaid dividends on the Series B Preferred Stock since inception on March 23, 2022 is less than $0.1 million. The per share average of cumulative preferred dividends for the three months ended March 31, 2022 is $0.08.

In addition, holders of the Series B Preferred Stock will participate in any dividend or distribution of cash or other property paid in respect of the Common Stock pro rata with the holders of the Common Stock (other than certain dividends or distributions that trigger an adjustment to the conversion rate, as described in the Certificate of Designations), as if all shares of Series B Preferred Stock had been converted into Common Stock immediately prior to the date on which such holders of the Common Stock became entitled to such dividend or distribution.

Holders of Series B Preferred Stock also have rights to vote for the election of one additional director to serve on the Board, if dividends on Series B Preferred Stock are in arrears for eight or more consecutive quarters, until all unpaid and accumulated dividends on the Series B Preferred Stock have been paid or declared and a sum sufficient for payment is set aside for such payment.

Treasury Stock

On November 8, 2017, the Company’s board of directors authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company was permitted to purchase up to 1,666,667 shares of Common Stock. The Share Buyback Program has expired. As of March 31, 2022, 929,049 shares had been repurchased under the Share Buyback Program and they are held as treasury stock. The Company records treasury stock using the cost method.

During the first quarter of 2020, 1,523,578 shares of Common Stock were returned to the Company in connection with the Appraisal Action. These shares are also included in treasury stock.

Warrants

At March 31, 2022, there were warrants outstanding to purchase 15,565,152 shares of our Common Stock, consisting of 35,000,000 warrants to purchase one-sixth of one share outstanding from our 2015 IPO and 9,731,819 warrants to purchase one share from the private placement that was completed in March 2021.

IPO Warrants

As part of our IPO, we issued 35,000,000 units comprising one share of Common Stock and one warrant of which 34,986,302 have been separated from the original unit and 13,698 warrants remain an unseparated part of the originally issued units (the Common Stock included in these originally issued units (adjusted to reflect the Reverse Split) have been accounted for in the number of shares of Common Stock outstanding referred to above). The warrants traded on the OTC Pink under the symbol “XELAW” as of March 31, 2022.

Each IPO warrant entitles the holder to purchase one-sixth of one share of Common Stock at a price of $5.75 per one-sixth share ($34.50 per whole share). IPO Warrants may be exercised only for a whole number of shares of Common Stock. No fractional shares will be issued upon exercise of the warrants. Each IPO warrant is currently exercisable and will expire July 12, 2022, or earlier upon redemption.

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

Each private placement warrant entitles the holder to purchase one share of Common Stock, at an exercise price of $4.00 per share and will expire on September 19, 2026. The private placement warrants are not traded as of March 31, 2022 and are not subject to redemption by the Company.

12.   Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, together with certain affiliated entities controlled by HandsOn Global Management LLC, “HGM”) of less than $0.1 million for each of the three months ended March 31, 2022 and 2021. As of March 31, 2022, HGM beneficially owned approximately 2.4% of the Company’s Common Stock, including shares issuable upon conversion of our Series A Preferred Stock and Series B Preferred Stock. Certain members of our Board of Directors, including our Executive Chairman, Par Chadha, Sharon Chadha, Ron Cogburn, and James Reynolds are or may be deemed to be affiliated with HGM.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees relating to these agreements of $1.5 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was less than $0.1 million for each of the three months ended March 31, 2022 and 2021. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $0.3 million for each of the three months ended March 31, 2022 and 2021. These expenses are included in cost of revenue in the consolidated statements of operations.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between our Executive Chairman and the president of Oakana Holdings, Inc. The expense recognized for these services was less than $0.1 million for each of the three months ended March 31, 2022 and 2021.

Subscription Agreements

During the year ended December 31, 2021, the Company entered into separate subscription agreements with five of its directors. Pursuant to these subscription agreements, the Company issued and sold 62,500, 158,730, 63,492, 79,365 and 39,682 shares of Common Stock of the Company to Sharon Chadha, Par Chadha, Martin Akins, J. Coley Clark and John Rexford, respectively, for a purchase price of $0.1 million, $0.2 million, less than $0.1 million, $0.1 million and less than $0.1 million, respectively.

Payable and Receivable/Prepayment Balances with Affiliates

Payable and receivable/prepayment balances with affiliates as of March 31, 2022 and December 31, 2021 are as follows below.

	March 31, 2022		December 31, 2021
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$691	$—	$708	$—
Rule 14	—	1,466	—	1,483
HGM	28	—	7	—
Oakana	—	9	—	1
	$719	$1,475	$715	$1,484

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

	Three months ended March 31, 2022
	ITPS	HS	LLPS	Total
Revenue	$205,007	$56,596	$17,795	$279,398
Cost of revenue (exclusive of depreciation and amortization)	163,586	46,731	13,187	223,504
Segment profit	41,421	9,865	4,608	55,894
Selling, general and administrative expenses (exclusive of depreciation and amortization)				43,040
Depreciation and amortization				18,212
Related party expense				1,987
Interest expense, net				39,760
Debt modification and extinguishment costs (gain), net				884
Sundry expense, net				307
Other expense, net				6,159
Net loss before income taxes				$(54,455)

	Three months ended March 31, 2021
	ITPS	HS	LLPS	Total
Revenue	$231,875	$51,093	$17,088	$300,056
Cost of revenue (exclusive of depreciation and amortization)	185,502	35,818	11,267	232,587
Segment profit	46,373	15,275	5,821	67,469
Selling, general and administrative expenses (exclusive of depreciation and amortization)				41,885
Depreciation and amortization				19,599
Related party expense				1,707
Interest expense, net				43,131
Sundry expense, net				213
Other expense, net				152
Net loss before income taxes				$(39,218)

14. Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when these condensed consolidated financial statements were issued to determine if they must be reported.

Repayments on BRCC Facility

On April 1, 2022, we repaid $20.0 million of outstanding principal amount under the BRCC Facility in accordance with the amendment entered into on March 31, 2022. On May 9, 2022, we agreed to extend the maturity of the BRCC Facility to June 10, 2023.

Financing Commitment from PNC Bank

On May 6, 2022, the Company executed a commitment with PNC Bank for a three-year receivables financing facility to replace its existing Securitization Facility. The new PNC facility provides up to $150.0 million in committed financing and is expected to close on or before May 31, 2022.

Revolver Exchange

On May 6, 2022, we agreed to issue an additional $20.0 million 2026 Notes as collateral for the true up mechanism in the Revolver Exchange (see Note 5) and to repurchase certain 2026 Notes from the former revolver lenders during the second half of 2022.

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

Overview

Exela Technologies, Inc. (“Exela,” the “Company”, “we” or “us”) is a global business process automation leader leveraging a global footprint and proprietary technology to help turn the complex into the simple through user friendly software platforms and solutions that enable our customers’ digital transformation. We have decades of expertise earned from serving more than 4,000 customers worldwide, including many of the world’s largest enterprises and over 60% of the Fortune® 100, in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. Our technology-enabled solutions allow global organizations to address critical challenges resulting from the massive amounts of data obtained and created through their daily operations. Our solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. Through cloud-enabled platforms, built on a configurable stack of automation modules, and approximately 17,000 employees operating in 21 countries, Exela rapidly deploys integrated technology and operations as an end-to-end digital journey partner.

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

As of March 31, 2022, we had approximately 17,000 employees globally, with 53% located in Americas and EMEA, and the remainder located primarily in India, the Philippines and China.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $132.9 million and $139.5 million for the three months ended March 31, 2022 and 2021, respectively. The majority of our personnel costs are variable and incurred only while we are providing our services.

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

Results of Operations

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021	Change	% Change
Revenue:
ITPS	$205,007	$231,875	$(26,868)	(11.59)%
HS	56,596	51,093	5,503	10.77%
LLPS	17,795	17,088	707	4.14%
Total revenue	279,398	300,056	(20,658)	(6.88)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	163,586	185,502	(21,916)	(11.81)%
HS	46,731	35,818	10,913	30.47%
LLPS	13,187	11,267	1,920	17.04%
Total cost of revenues	223,504	232,587	(9,083)	(3.91)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	43,040	41,885	1,155	2.76%
Depreciation and amortization	18,212	19,599	(1,387)	(7.08)%
Related party expense	1,987	1,707	280	16.40%
Operating profit (loss)	(7,345)	4,278	(11,623)	(271.69)%
Interest expense, net	39,760	43,131	(3,371)	(7.82)%
Debt modification and extinguishment costs (gain), net	884	—	884	100.00%
Sundry expense, net	307	213	94	44.13%
Other expense, net	6,159	152	6,007	3951.97%
Net loss before income taxes	(54,455)	(39,218)	(15,237)	38.85%
Income tax benefit (expense)	(2,501)	18	(2,519)	(13994.44)%
Net loss	$(56,956)	$(39,200)	$(17,756)	45.30%

Revenue

For the three months ended March 31, 2022, our revenue on a consolidated basis decreased by $20.7 million, or 6.9%, to $279.4 million from $300.1 million for the three months ended March 31, 2021. We experienced revenue decline in ITPS segment and revenue growth in HS and LLPS segments. Our ITPS, HS, and LLPS segments constituted 73.4%, 20.3%, and 6.4% of total revenue, respectively, for the three months ended March 31, 2022, compared to 77.3%, 17.0%, and 5.7%, respectively, for the three months ended March 31, 2021. The revenue changes by reporting segment were as follows:

ITPS— For the three months ended March 31, 2022, revenue attributable to our ITPS segment decreased by $26.9 million, or 11.6% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”) in addition to lower transaction volumes as a result of COVID-19. ITPS segment revenue was also impacted adversely by $3.7 million attributable to the depreciation of the Euro and U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2022, compared to the three months ended March 31, 2021

HS— For the three months ended March 31, 2022, revenue attributable to our HS segment increased by $5.5 million, or 10.8% compared to the same period in the prior year primarily due to higher volumes from our new and existing healthcare customers.

LLPS— For the three months ended March 31, 2022, revenue attributable to our LLPS segment increased by $0.7 million, or 4.1% compared to the same period in the prior year primarily due to an increase in project based engagements in legal claims administration services.

Cost of Revenue

For the three months ended March 31, 2022, our cost of revenue decreased by $9.1 million, or 3.9%, compared to the three months ended March 31, 2021. Costs in our ITPS segment decreased by $21.9 million, or 11.8%, primarily attributable to the corresponding decline in revenues. HS segment costs increased by $10.9 million, or 30.5% primarily due to increases in employee-related cost on account of higher headcount (bench costs) to meet our customer forecasts. LLPS segment cost of revenue increased by $1.9 million, or 17.0%.

The decrease in cost of revenues on a consolidated basis was primarily due to a decrease in employee-related costs of $7.8 million, lower infrastructure and maintenance costs of $1.6 million and lower pass through costs of $1.9 milling and higher other operating costs of $2.2 million. The lower costs were attributable to improved cost and capacity management and corresponding lower revenue during the three months ended March 31, 2022.

Cost of revenue for the three months ended March 31, 2022 was 80.0% of revenue compared to the 77.5% for the comparable same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses increased $1.2 million, or 2.8%, to $43.0 million for the three months ended March 31, 2022, compared to $41.9 million for the three months ended March 31, 2021. The increase was primarily attributable to higher employee related costs by $1.6 million, higher travel costs of $0.7 million, higher infrastructure, maintenance and operating costs of $0.3 million, offset by lower legal and professional fees of $1.4 million. SG&A expenses increased as a percentage of revenues to 15.4% for the three months ended March 31, 2022 as compared to 14.0% for the three months ended March 31, 2021.

Depreciation & Amortization

Total depreciation and amortization expense was $18.2 million and $19.6 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in total depreciation and amortization expense by $1.4 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Related Party Expenses

Related party expense was $2.0 million for the three months ended March 31, 2022 compared to $1.7 million for the three months ended March 31, 2021.

Interest Expense

Interest expense was $39.8 million for the three months ended March 31, 2022 compared to $43.1 million for the three months ended March 31, 2021.

Debt modification and extinguishment costs (gain), net

The Company recorded a debt extinguishment cost of $0.2 million in connection with partial prepayment of $50.0 million in cash on $100.0 million senior secured revolving facility maturing July 12, 2022 during the three months ended March 31, 2022. Apart from this, $0.7 million of exit fee paid on the partial prepayment of BRCC Term Loan was treated as a debt extinguishment cost.

Sundry Expense, net

The increase in expense by less than $0.1 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense, net

Other expense, net was $6.2 million for the three months ended March 31, 2022 compared to other expense, net of 0.2 million for the three months ended March 31, 2021. We remeasured our true-up guarantee obligation under the Revolver Exchange as of March 31, 2022 and accrued an additional $6.2 million of true-up liability based on the market price for the 2026 Notes in Other expense, net.

Income Tax Expense (Benefit)

The Company recorded income tax expense of $2.5 million for the three months ended March 31, 2022 and an income tax benefit of less than $0.1 million for the three months ended March 31, 2021. The tax expense for the three months ended March 31, 2022 is higher than the three months ended March 31, 2021 largely due to year-over-year increase in profitability in non-US jurisdictions.

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

Three months Ended March 31, 2022 Compared to the Three months Ended March 31, 2021

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Net Loss	$(56,956)	$(39,200)
Taxes	2,501	(18)
Interest expense	39,760	43,131
Depreciation and amortization	18,212	19,599
EBITDA	3,517	23,512
Optimization and restructuring expenses (1)	6,837	5,367
Transaction and integration costs (2)	3,704	4,648
Non-cash equity compensation (3)	317	387
Other charges including non-cash (4)	13,233	12,027
Loss/(Gain) on sale of assets (5)	(115)	(302)
Debt modification and extinguishment costs (gain), net	884	—
Loss/(Gain) on derivative instruments (6)	—	(125)
Contract costs (7)	7,751	952
Adjusted EBITDA	$36,128	$46,466

1.	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options that vested during the year under the 2018 Stock Incentive Plan.
4.	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
5.	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
7.	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Liquidity and Capital Resources

Overview

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The following conditions raised substantial doubt about our ability to continue as a going concern: a history of net losses, net operating cash outflows, working capital deficits and significant cash payments for interest on our long-term debt. The Company has undertaken and completed several plans and actions to improve our available cash balances, liquidity or cash generated from operations, over the twelve month period from the date these financial statements are issued. Going concern matters are more fully discussed in Note 1, General.

At March 31, 2022, cash and cash equivalents totaled $82.0 million including restricted cash of $ 43.7 million and we had an approved borrowing capacity of a maximum of $51.0 million under our BRCC Revolver which, the Company anticipates, will become fully available in the course of 2022, of which $10.0 million is currently available to the Company.

We currently expect to spend approximately $15.0 to $20.0 million on total capital expenditures over the next twelve months. We will continue to evaluate additional capital expenditure needs that may arise due to changes in the business model due to COVID-19 and remote working.

As of March 31, 2022 and in comparison to December 31, 2021, the Company has reduced debt by $35.7 million including liabilities under Appraisal Action. With an objective to increase free cash flows and in order to maintain sufficient liquidity to support profitable growth, the Company is pursuing further reduction in debt and repricing of existing debt. The Company will continue to pursue the sale of certain non-core businesses that are not central to the Company’s long-term strategic vision and invest in acquisition of businesses that enhance the value proposition. There can be no assurances that any of these initiatives will be consummated or will achieve its desired result.

On March 26, 2020, the Delaware Court of Chancery entered a judgment against one of our subsidiaries in the amount of $57.7 million inclusive of costs and interest arising out of the petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (pursuant to which former stockholders of SourceHOV sought, among other things, a determination of the fair value of their 10,304 SourceHOV shares at the time of the Novitex Business Combination) (the “Appraisal Action”). On December 31, 2021, we agreed to settle the Appraisal Action along with a separate case brought by the same plaintiffs for $63.4 million. Accordingly as of December 31, 2021, the Company accrued a liability of $63.4 million for these matters, all of which is expected to be paid during the first half of 2022 ($40.0 million having already been paid as of March 31, 2022).

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

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100.0 million (“Common ATM Program–1”)	May 28, 2021 and through July 1, 2021	49,423,706	$2.008	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150.0 million (“Common ATM Program–2”)	June 30, 2021 and through September 2, 2021	57,580,463	$2.603	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through March 31, 2022	334,875,948	$0.747	$250.0 million	$241.0 million

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change
Net cash used in operating activities	$(44,045)	$(63,925)	$19,880
Net cash used in investing activities	(8,407)	(2,281)	(6,126)
Net cash provided by financing activities	86,417	19,736	66,681
Subtotal	33,965	(46,470)	80,435
Effect of exchange rates on cash	(50)	(101)	51
Net increase (decrease) in cash and cash equivalents	33,915	(46,571)	80,486

Analysis of Cash Flow Changes between the three months ended March 31, 2022 and March 31, 2021

Operating Activities—The decrease of $19.9 million in net cash used in operating activities for the three months ended March 31, 2022 was primarily due to lower cash outflows from accounts receivable and cash inflow from accounts payable and accrued liabilities. This cash inflow is despite $40.0 million payment for the Appraisal Action made during the three months ended March 31, 2022. This decrease in cash used in operating activities was partially offset by lower cash provided by operating profits. The operating profits decreased by $13.0 million excluding depreciation and amortization, primarily due to lower revenue and employees-related investments on account of higher headcount (bench costs) to meet our customer forecasts.

Investing Activities—The increase of $6.1 million in net cash used in investing activities for the three months ended March 31, 2022 was primarily due to higher additions to property, plant and equipment, patents and development of internal software in 2022 offset by cash proceeds received from asset sales. Property additions were primarily related to a purchase of the Company’s European headquarters in Dublin, Ireland.

Financing Activities— Cash provided by financing activities during the three months ended March 31, 2022 was $86.4 million, primarily as a result of $114.5 million of net proceeds from equity offerings offset by repayments of our senior secured revolving facility and BRCC Facility of $72.1 million.

Cash provided by financing activities during the three months ended March 31, 2021 was $19.7 million, primarily as a result of $25.0 million of net proceeds from private placement of equity and $3.0 million borrowings from senior secured revolving facility offset by a net total of $9.1 million from other debt, repayments of our term loan, debt issuance costs and lease obligation payments.

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

The Term Loans bear interest at a rate per annum of, at the borrower’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans. The Term Loans will mature on July 12, 2023. As of March 31, 2022, the interest rate applicable for the first lien senior secured term loan was 7.5%.

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

On December 9, 2021, in a separate transaction referred to as “Private Exchange” (outside of the Public Exchange as discussed below), subsidiaries of the Company agreed with three (3) of their Term Loan lenders to exchange $212.1 million of Term Loans under the Credit Agreement for $84.3 million in cash and in $127.8 million principal amount of new 11.500% First-Priority Senior Secured Notes due 2026 (the “2026 Notes”). In connection with the Private Exchange transaction, the exchanging lenders provided consents to amend the Credit Agreement to (i) eliminate all affirmative covenants, (ii) eliminate all negative covenants and (iii) eliminate certain events of default (other than events of default relating to payment obligations).

As a result of the Private Exchange, repurchases (as discussed below) and periodic principal repayments, $88.1 million aggregate principal amount of the senior secured term loan remains outstanding as of March 31, 2022.

Revolving Credit Facility; Letters of Credit

As of December 31, 2021, our $100 million Revolving Credit Facility was fully drawn taking into account letters of credit issued thereunder. As of December 31, 2021, there were outstanding irrevocable letters of credit totaling approximately $0.5 million under the Revolving Credit Facility.

On March 7, 2022, subsidiaries of the Company entered into a Revolving Loan Exchange and Prepayment Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, KKR Corporate Lending LLC, Granite State Capital Master Fund LP, Credit Suisse Loan Funding LLC and Revolvercap Partners Fund LP exchanging $100.0 million of outstanding Revolving Credit Facility owed by Exela Intermediate LLC, upon the terms and subject to the conditions set forth in the Revolver Exchange agreement, for (i) $50.0 million in cash, and (ii) $50.0 million of 2026 Notes (such exchange, the “Revolver Exchange” and such 2026 Notes, the “Exchange Notes”).

The Exchange Notes are subject to a guarantee in the form of a true-up mechanism whereby the Company is responsible to make a payment to the holders of the Exchange Notes to true-up the shortfall below certain agreed thresholds if holders of the Exchange Notes sell their notes at a price below that threshold during agreed periods in 2022. The amounts payable under the true-up mechanism will be settled in cash payments to the holder of the Exchange Notes.

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

As a result of the Public Exchange and repurchases (as discussed below), $22.8 million aggregate principal amount of the 2023 Notes remains outstanding as of March 31, 2022.

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

Senior Secured 2026 Notes

As of December 31, 2021, subsidiaries of the Company had $795.0 million aggregate outstanding principal amount of the 2026 Notes including $790.5 million in aggregate principal amount issued under the Public Exchange and Private Exchange transactions described above.

During the three months ended March 31, 2022, subsidiaries of the Company sold $81.5 million in aggregate of principal amount of the 2026 Notes generating net proceeds of $49.8 million. On March 18, 2022, the subsidiaries of the Company issued $50.0 million of the 2026 Notes to satisfy the exchange obligation under the Revolver Exchange. The 2026 Notes are guaranteed by certain subsidiaries of the Company. The 2026 Notes bear interest at a rate of 11.5% per year. We will pay interest on the 2026 Notes on January 15 and July 15 of each year, commencing on July 15, 2022. The 2026 Notes will mature on July 12, 2026.

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

Repurchases

In July 2021 we commenced a debt buyback program to repurchase 2023 Notes and senior secured term loans under the Credit Agreement, which remains in place. During the year ended December 31, 2021, we repurchased $64.5 million of the outstanding principal amount of our 2023 Notes for a net cash consideration of $48.4 million. During the year ended December 31, 2021, we also repurchased $40.0 million of outstanding principal amount of Term Loans under the Credit Agreement for a net cash consideration of $22.8 million. These repurchases resulted in an early extinguishment of the repurchased 2023 Notes and senior secured term loans. The Company did not repurchase any senior secured term loans and 2023 Notes during the three months ended March 31, 2022.

BRCC Facility

On November 17, 2021, GP2 XCV, LLC, a subsidiary of the Company (“GP2 XCV"), entered into a borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company was able to borrow an original principal amount of $75.0 million, which was later increased to $115.0 million as of December 7, 2021 (as the same may be amended from time to time, the “BRCC Term Loan”). On March 31, 2022, GP2 XCV entered into an amendment to the borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company will be able to borrow up to $51.0 million under a separate revolving loan (the “BRCC Revolver”, collectively with BRCC Term Loan, the “BRCC Facility”). There was $10.0 million of availability under this revolving facility as of March 31, 2021.

The BRCC Facility is secured by a lien on all the assets of GP2 XCV and by a pledge of the equity of GP2 XCV. GP2 XCV is a bankruptcy-remote entity and as such its assets are not available to other creditors of the Company or any of its subsidiaries other than GP2 XCV. The BRCC Facility will mature on June 10, 2023. However, the BRCC Revolver is subject to certain automatic maturity extensions of six months, unless B. Riley Commercial Capital, LLC or the Company notifies the other party about its election not to extend. In such event, the outstanding principal amount of the BRCC Revolver as of the maturity shall be due and payable in 12 equal installments on the last business day of each calendar month thereafter. Interest under the BRCC Facility accrues at a rate of 11.5% per annum and is payable quarterly on the last business day of each March, June, September and December. The purpose of BRCC Term Loan was to fund certain repurchases of Term Loan under the Credit Agreement and to provide funding for the Public Exchange transaction and Private Exchange transaction described above. The purpose of BRCC Revolver is to fund general corporate purposes.

During the three months ended March 31, 2022, we repaid $22.7 million of outstanding principal amount under the BRCC Term Loan along with $0.7 million of exit fee. As of March 31, 2022, there were borrowings of $92.3 million outstanding under the BRCC Term Loan maturing June 10, 2023.

Securitization Facility

On December 17, 2020, certain subsidiaries of Company closed on Securitization Facility with a five year term. The Securitization Facility provided for an initial funding of approximately $92.0 million supported by the receivables portion of the borrowing base and, subject to contribution, a further funding of approximately $53.0 million supported by inventory and intellectual property. On December 17, 2020 we made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay $83.0 million of the aggregate outstanding principal amount of loans as of December 17, 2020 under a previous $160.0 million accounts receivable securitization facility (“A/R Facility”) and used the remaining proceeds for general corporate purposes.

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

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are consolidated into the Company’s financial statements. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bears interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%. As of March 31, 2022, there were borrowings of $91.9 million outstanding under the Securitization Facility.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At March 31, 2022, we had $1,251.4 million of debt outstanding, with a weighted average interest rate of 11.1%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $12.5 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018. The interest rate swap contract expired in January 2021.

The interest rate swap, which was used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative are recorded directly to other expense (income), net. Other expense (income), net includes a gain of $0.1 million related to changes in the fair value of the interest rate swap for the three months ended March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The petitioners filed several additional actions to recognize the judgment against SourceHOV, including an action alleging unjust enrichment and seeking restitution and to pierce the corporate veil and seek alter ego liability against Exela Technologies, Inc. and over 50 alleged subsidiaries and/or affiliates in an attempt to collect the award in the Appraisal Action from entities other than SourceHOV, and an action against SourceHOV and certain of its directors and officers alleging creditor derivative claims relating to the Company’s securitization facility.

On December 31 2021, SourceHOV agreed to settle the Appraisal Action along with a separate case brought by the same plaintiffs for $63.4 million. Accordingly, as of December 31, 2021, the Company accrued a liability of $63.4 million for these matters, all of which is expected to be paid during the first half of 2022 ($40.0 million having already been paid as of March 31, 2022).

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. The risks described in those Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.Exhibits. Exhibit No.	Description

3.1	Certificate of Designations, Preferences, Rights and Limitations of Series B Cumulative Convertible Perpetual Preferred Stock, dated March 10, 2022 (1)
10.1	Transition Agreement, dated as of March 31, 2022, by and between Exela Technologies, Inc. and Ronald C. Cogburn.
10.2	Amended and Restated Secured Promissory Note, dated as of December 7, 2021 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC.
10.3	Amendment No. 1 to Amended and Restated Secured Promissory Note, dated as of January 13, 2022 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC.
10.4	Amendment No. 2 to Amended and Restated Secured Promissory Note, dated as of March 31, 2022 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC.
10.5	Revolving Loan Exchange and Prepayment Agreement, dated March 7, 2022, by and among Exela Intermediate Holdings, LLC, Exela Intermediate LLC, and the revolving lenders party thereto(2)
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

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference from Exhibit (a)(1)(N) to Amendment No. 11 to Schedule TO, filed by the Company with the Securities and Exchange Commission on March 11, 2022.
(2)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended December 31, 2021, filed on March 16, 2022.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May 2022.

EXELA TECHNOLOGIES, INC.

By:	/s/ Ronald Cogburn
Ronald Cogburn
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Shrikant Sortur
Shrikant Sortur
Chief Financial Officer (Principal Financial and Accounting Officer)