Form 10-Q
period 2022-06-30
Exela Technologies, Inc.
filed 2022-08-12
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-36788

EXELA TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1347291
(State of or other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 E. Grauwyler Rd. Irving, TX	75061
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (844) 935-2832

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.0001 per share	XELA	The Nasdaq Stock Market LLC
6.00% Series B Cumulative Convertible Perpetual Preferred Stock, par value $0.0001 per share Tandem Preferred Stock, par value of $0.0001 per share	XELAP	The Nasdaq Stock Market LLC

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

As of August 5, 2022, the registrant had 64,967,633 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended June 30, 2022

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2022 and December 31, 2021

(in thousands of United States dollars except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$50,261	$20,775
Restricted cash	42,916	27,285
Accounts receivable, net of allowance for doubtful accounts of $6,067 and $6,049, respectively	99,350	184,102
Related party receivables and prepaid expenses	715	715
Inventories, net	16,225	15,215
Prepaid expenses and other current assets	29,785	31,799
Total current assets	239,252	279,891
Property, plant and equipment, net of accumulated depreciation of $200,064 and $196,683, respectively	70,486	73,449
Operating lease right-of-use assets, net	49,124	53,937
Goodwill	358,172	358,323
Intangible assets, net	222,634	244,539
Deferred income tax assets	1,629	2,109
Other noncurrent assets	26,273	24,775
Total assets	$967,570	$1,037,023

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$70,093	$61,744
Related party payables	1,460	1,484
Income tax payable	2,273	3,551
Accrued liabilities	96,341	113,519
Accrued compensation and benefits	54,618	60,860
Accrued interest	64,658	10,075
Customer deposits	20,070	17,707
Deferred revenue	15,448	16,617
Obligation for claim payment	60,001	46,902
Current portion of finance lease liabilities	5,270	6,683
Current portion of operating lease liabilities	14,355	15,923
Current portion of long-term debts	124,921	144,828
Total current liabilities	529,508	499,893
Long-term debt, net of current maturities	975,457	1,104,399
Finance lease liabilities, net of current portion	8,374	9,156
Pension liabilities, net	25,463	28,383
Deferred income tax liabilities	12,969	11,594
Long-term income tax liabilities	2,815	3,201
Operating lease liabilities, net of current portion	37,111	41,170
Other long-term liabilities	4,941	5,999
Total liabilities	1,596,638	1,703,795
Commitments and Contingencies (Note 8)

Stockholders' equity (deficit)
Common Stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 40,381,860 shares issued and 40,259,274 shares outstanding at June 30, 2022 and 13,382,333 shares issued and 13,259,748 shares outstanding at December 31, 2021	91	37
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively
Series A Preferred Stock, 2,778,111 shares issued and outstanding at June 30, 2022 and December 31, 2021	1	1
Series B Preferred Stock, 3,029,900 shares issued and outstanding at June 30, 2022 and 0 shares issued and outstanding at December 31, 2021	—	—
Additional paid in capital	1,008,300	838,853
Less: Common Stock held in treasury, at cost; 122,585 shares at June 30, 2022 and December 31, 2021	(10,949)	(10,949)
Equity-based compensation	56,761	56,123
Accumulated deficit	(1,668,583)	(1,532,428)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,853)	(7,463)
Unrealized pension actuarial losses, net of tax	(9,836)	(10,946)
Total accumulated other comprehensive loss	(14,689)	(18,409)
Total stockholders’ deficit	(629,068)	(666,772)
Total liabilities and stockholders’ deficit	$967,570	$1,037,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2022 and 2021

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$266,770	$293,009	$546,168	$593,065
Cost of revenue (exclusive of depreciation and amortization)	217,277	209,080	440,781	441,667
Selling, general and administrative expenses (exclusive of depreciation and amortization)	50,195	36,390	93,235	78,275
Depreciation and amortization	17,993	19,420	36,205	39,019
Related party expense	2,186	2,748	4,173	4,455
Operating profit (loss)	(20,881)	25,371	(28,226)	29,649
Other expense (income), net:
Interest expense, net	42,271	42,867	82,031	85,998
Debt modification and extinguishment costs (gain), net	8,117	—	9,001	—
Sundry income, net	(741)	(787)	(434)	(574)
Other expense, net	7,375	651	13,534	803
Net loss before income taxes	(77,903)	(17,360)	(132,358)	(56,578)
Income tax expense	(1,296)	(2,007)	(3,797)	(1,989)
Net loss	$(79,199)	$(19,367)	$(136,155)	$(58,567)
Dividend equivalent on Series A Preferred Stock related to beneficial conversion feature
Cumulative dividends for Series A Preferred Stock	(876)	(798)	(1,740)	98
Cumulative dividends for Series B Preferred Stock	(1,317)	—	(1,392)	—
Net loss attributable to common stockholders	$(81,392)	$(20,165)	$(139,287)	$(58,469)
Loss per share:
Basic and diluted	$(3.22)	$(6.56)	$(6.55)	$(20.85)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2022 and 2021

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(79,199)	$(19,367)	$(136,155)	$(58,567)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,133	(1,444)	2,610	(1,344)
Unrealized pension actuarial gains (losses), net of tax	802	(85)	1,110	(242)
Total other comprehensive loss, net of tax	$(77,264)	$(20,896)	$(132,435)	$(60,153)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2022 and 2021

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2021	2,462,111	$15	3,290,050	$1	—	$—	122,585	$(10,949)	$446,739	$52,183	$(7,419)	$(17,064)	$(1,390,038)	$(926,532)
Net loss January 1 to March 31, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(39,200)	(39,200)
Equity-based compensation	—	—	—	—	—	—	—	—	—	387	—	—	—	387
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	100	—	—	100
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	(157)	—	(157)
Series A Preferred Stock converted to Common Stock	11,171	—	(510,681)	—	—	—	—	—	—	—	—	—	—	—
Payment for fractional shares on Reverse Stock Split	(272)	—	—	—	—	—	—	—	(14)	—	—	—	—	(14)
Issuance of Common Stock	486,591	1	—	—	—	—	—	—	25,079	—	—	—	—	25,080
Balances at March 31, 2021	2,959,601	16	2,779,369	1	—	—	122,585	(10,949)	471,804	52,570	(7,319)	(17,221)	(1,429,238)	(940,336)
Net loss April 1, 2021 to June 30, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(19,367)	(19,367)
Equity-based compensation	—	—	—	—	—	—	—	—	—	593	—	—	—	593
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,444)	—	—	(1,444)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	(85)	—	(85)
Series A Preferred Stock converted to Common Stock	28	—	(1,258)	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	560,835	1	—	—	—	—	—	—	17,372	—	—	—	—	17,373
Balances at June 30, 2021	3,520,464	$17	2,778,111	$1	—	$—	122,585	$(10,949)	$489,176	$53,163	$(8,763)	$(17,306)	$(1,448,605)	$(943,266)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2022	13,259,748	$37	2,778,111	$1	—	$—	122,585	$(10,949)	$838,853	$56,123	$(7,463)	$(10,946)	$(1,532,428)	$(666,772)
Net loss January 1 to March 31, 2022	—	—	—	—	—	—	—	—	—	—	—	—	(56,956)	(56,956)
Equity-based compensation	—	—	—	—	—	—	—	—	—	302	—	—	—	302
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,477	—	—	1,477
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	308	—	308
Common Stock exchanged for Series B Preferred Stock	(900,328)	(2)	—	—	900,328	—	—	—	2	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	11,814,075	24	—	—	—	—	—	—	114,509	—	—	—	—	114,533
Withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	(190)	—	—	—	(190)
Common Stock issued for vested RSUs	54,360	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances at March 31, 2022	24,227,855	$59	2,778,111	$1	900,328	$—	122,585	$(10,949)	$953,364	$56,235	$(5,986)	$(10,638)	$(1,589,384)	$(607,298)
Net loss April 1 to June 30, 2022	—	—	—	—	—	—	—	—	—	—	—	—	(79,199)	(79,199)
Equity-based compensation	—	—	—	—	—	—	—	—	—	528	—	—	—	528
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,133	—	—	1,133
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	802	—	802
Dividend declared and paid on Series B Preferred Stock ($0.46 per share)	—	—	—	—	—	—	—	—	(1,396)	—	—	—	—	(1,396)
Common Stock exchanged for Series B Preferred Stock	(2,129,572)	(4)	—	—	2,129,572	—	—	—	4	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	18,189,580	36	—	—	—	—	—	—	56,328	—	—	—	—	56,364
Withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	(2)	—	—	—	(2)
Common Stock issued for vested RSUs	2,494	—	—	—	—	—	—	—	—	—	—	—	—	—
Agreed cancellation of Common Stock issued for Director's vested RSUs	(31,082)	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances at June 30, 2022	40,259,275	$91	2,778,111	$1	3,029,900	$—	122,585	$(10,949)	$1,008,300	$56,761	$(4,853)	$(9,836)	$(1,668,583)	$(629,068)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the six months ended June 30, 2022 and 2021

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(136,155)	$(58,567)
Adjustments to reconcile net loss
Depreciation and amortization	36,205	39,019
Original issue discount and debt issuance cost amortization	5,804	7,829
Debt modification and extinguishment costs (gain), net	3,533	—
Provision for doubtful accounts	285	1,781
Deferred income tax provision	1,383	(41)
Share-based compensation expense	836	980
Unrealized foreign currency losses	(989)	(485)
Loss (Gain) on sale of assets	508	(238)
Fair value adjustment for interest rate swap	—	(125)
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	80,674	2,004
Prepaid expenses and other assets	(10,870)	(3,447)
Accounts payable and accrued liabilities	45,148	(34,785)
Related party payables	(23)	391
Additions to outsource contract costs	(199)	(304)
Net cash provided by (used in) operating activities	26,140	(45,988)

Cash flows from investing activities
Purchase of property, plant and equipment	(10,689)	(3,498)
Additions to patents	(15)	—
Additions to internally developed software	(1,736)	(820)
Proceeds from sale of assets	194	4,252
Net cash used in investing activities	(12,246)	(66)

Cash flows from financing activities
Proceeds from issuance of Common Stock from private placement	—	25,065
Proceeds from issuance of Common Stock from at the market offerings	177,388	18,118
Dividend paid on Series B Preferred Stock	(1,396)	—
Cash paid for equity issuance costs from at the market offerings	(6,493)	(745)
Borrowings under factoring arrangement and Securitization Facility	69,143	66,098
Principal repayment on borrowings under factoring arrangement and Securitization Facility	(160,684)	(68,800)
Cash paid for withholding taxes on vested RSUs	(195)	—
Lease terminations	(15)	(119)
Cash paid for debt issuance costs	(7,125)	—
Principal payments on finance lease obligations	(2,884)	(5,600)
Borrowings from senior secured revolving facility and BRCC revolver	12,500	3,000
Repayments on senior secured revolving facility	(49,477)	(55)
Proceeds from issuance of 2026 Notes	56,583	—
Borrowings from other loans	5,491	4,776
Repayment of BRCC term loan	(46,202)	—
Principal repayments on senior secured term loans and other loans	(15,007)	(18,076)
Net cash provided by financing activities	31,627	23,662
Effect of exchange rates on cash	(404)	(53)
Net increase (decrease) in cash and cash equivalents	45,117	(22,445)
Cash, restricted cash, and cash equivalents
Beginning of period	48,060	70,309
End of period	$93,177	$47,864
Supplemental cash flow data:
Income tax payments, net of refunds received	$4,453	$1,994
Interest paid	19,103	75,136
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	231	2,159
Leasehold improvements funded by lessor	—	125
Accrued capital expenditures	1,400	1,505

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

On July 25, 2022, we effected a one-for-twenty reverse split (the “Reverse Stock Split”) of our issued and outstanding shares of common stock, par value $0.0001 per share (“Common Stock”). As a result of the Reverse Stock Split every twenty (20) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. All information related to Common Stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

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

In performing this evaluation, we concluded that under the standards of ASC 205-40 the following conditions raised substantial doubt about our ability to continue as a going concern: a history of net losses, net operating cash outflows, working capital deficits and significant cash payments for interest on our long-term debt. The Company also has cash obligations related to the remaining payments for the guarantee in the form of a true-up mechanism related to the Exchange Notes issued in connection with the Revolver Exchange (described in Note 5) and 2023 Notes and senior secured term loan both of which mature in July 2023. Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before August 10, 2023. As required under ASC 205-40, management’s evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company, such as access to equity financing (despite the Company’s track record in raising nearly $595.0 million of such funds).

The Company has undertaken and completed the following plans and actions to improve our available cash balances, liquidity or cash generated from operations, over the twelve month period from the date these financial statements are issued:

●	completed the Revolver Exchange (see Note 5);
●	amended the BRCC Facility to provide up to $51.0 million of additional liquidity through a revolving credit facility which becomes available as the Company pays down the term portion of the facility (which the Company expects to do over the next twelve months);
●	executed a $150.0 million financing with PNC Bank to replace the existing securitization facility that generated annual interest rate savings of approximately $6.0 million;
●	raised proceeds of $221.9 million from the sale of equity and debt during the six months ended June 30, 2022; and
●	paid off its remaining obligations relating to the settlement of the Appraisal Action.

Despite these actions, the Company will need to take further action to raise additional funds in the capital markets. In order to access the capital markets, the Company has filed shelf-registration statements on Form S-3 allowing the Company to raise an additional $750.0 million: a $500.0 million universal shelf registration statement filed in March 2022 providing for the sale of common stock, preferred stock, warrants, debt securities and/or units (of which $250.0 million remains available) and a $500.0 million shelf registration statement filed in October 2021 providing for the sale of preferred stock and debt securities. Based on our experience with the at-the-market programs and our knowledge of the Company and the financial market, we believe that we will be able to raise additional funds from the sale of equity and debt in the future. However, the Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry and considering these factors are outside of the Company’s control, substantial doubt about the Company’s ability to continue as a going concern exists under the standards of ASC 205-40. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Net Loss per Share

Earnings per share (“EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of shares Common Stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, using the more dilutive of the two-class method and the if-converted method in periods of earnings. The two class method is an earnings allocation method that determines earnings per share (when there are earnings) for Common Stock and participating securities. The if-converted method assumes all convertible securities are converted into Common Stock. Diluted EPS excludes all dilutive potential shares of Common Stock if their effect is anti-dilutive.

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Perpetual Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”), was calculated using the if-converted method. As of June 30, 2022, the outstanding shares of the Company’s Series A Preferred Stock and Series B Preferred Stock, if converted would have resulted in an additional 69,518 shares and 3,029,900 shares of Common Stock outstanding, respectively, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive (i.e., reduces the net loss per share).

Similarly, the Company also did not include the effect of 35,000,000 warrants sold in the Company’s Initial Public Offering (“IPO”), the effect of 9,731,819 warrants sold in a private placement of securities on March 18, 2021 or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units, performance units and options of 497,350 and 110,125 as of June 30, 2022 and 2021, respectively, in the calculation of diluted loss per share for the three and six months ended June 30, 2022 and 2021, because their effects were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders (A)	$(81,392)	$(20,165)	$(139,287)	$(58,469)
Weighted average common shares outstanding - basic and diluted (B)	25,288,449	3,073,701	21,259,929	2,804,508
Loss Per Share:
Basic and diluted (A/B)	$(3.22)	$(6.56)	$(6.55)	$(20.85)

Impact of COVID-19

The COVID-19 pandemic continues to persist throughout the world including the U.S., India, Canada, Europe and other locations where we operate. To date, the COVID-19 pandemic has negatively impacted the global economy, created significant financial market volatility, disrupted global supply chains, and resulted in a significant number of deaths and infections worldwide.

The safety and well-being of our associates, employees and our ability to fulfill our service commitments are our highest priorities. After addressing the initial surge of the COVID-19 pandemic, we are now focused on running our business effectively in the new work from home paradigm while preparing for a more flexible workplace model in the future. Accordingly, the Company has taken several measures and expects to take further actions designed to protect the health of our employees and to minimize our operational disruption and resulting provision of services to our customers from the COVID-19 pandemic, including adopting masking, social distancing and cleaning measures in our production facilities. We are compliant with applicable federal, state and local COVID-19 rules, restrictions, orders and guidance, and are promoting vaccination among our associates.

In fiscal year 2022 to date, we continue to see impacts of global supply chain challenges, availability of staff at some of our key operating centers and pending customers’ decision to resume work from office. However, all of our production-related facilities remain operational and are continuing to provide ongoing services to our customers. We continue to engage with our customers to assist with their service demands, including our their needs for any supplemental operational services and/or changes to existing service requirements in response to the COVID-19 pandemic.

Notwithstanding the foregoing, we are unable to precisely predict the impact that COVID-19 will have in the future due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers, and other factors identified in Part I, Item 1A. “Risk Factors” in our 2021 Form 10-K. Given these uncertainties, the global pandemic could disrupt the business of certain of our customers, decrease our their’ demand for our services, impact our business operations and our ability to execute on our associated business strategies and initiatives, and adversely impact our consolidated results of operations and/or our financial condition in the future. We will continue to closely monitor and evaluate the nature and extent of the impact of the global pandemic to our business, consolidated results of operations, and financial condition.

Network Outage

In late June 2022, the Company experienced a network security incident impacting certain of the Company’s operational and information technology systems. The Company immediately took steps to isolate the impact and prevent additional systems from being affected, including taking large parts of its network offline as a precaution and thereby disrupting some access to our applications and services by our employees and customers. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber defense firms, worked to remediate this incident. We notified law enforcement, contacted our customers to apprise them of the situation and will provide any notices that may be required by applicable law.

We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. We systematically brought our information systems back online in a controlled, phased approach. Our teams worked to maintain our business operations and minimize the impact on our customers, operating partners, and employees. The Company’s systems recovery efforts are substantially complete, and the Company’s operations are fully functional, however, the incident did result in some loss of revenue in the end of the second quarter as well as certain incremental costs, some of which is expected to continue.

We maintain a variety of insurance policies, including cyber insurance and business interruption insurance that may partially off-set the costs related to this incident.

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

Disaggregation of Revenues

The Company is organized into three segments: Information & Transaction Processing Solutions (“ITPS”), Healthcare Solutions (“HS”), and Legal & Loss Prevention Services (“LLPS”) (See Note 13). The following tables disaggregate revenue from contracts by segment and by geographic region for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022				2021
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$139,732	$56,390	$20,375	$216,497	$162,491	$56,204	$19,545	$238,240
EMEA	45,691	—	—	45,691	49,892	—	—	49,892
Other	4,582	—	—	4,582	4,877	—	—	4,877
Total	$190,005	$56,390	$20,375	$266,770	$217,260	$56,204	$19,545	$293,009

	Six Months Ended June 30,
	2022				2021
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$288,076	$112,986	$38,170	$439,232	$335,414	$107,297	$36,633	$479,344
EMEA	97,669	—	—	97,669	104,101	—	—	104,101
Other	9,267	—	—	9,267	9,620	—	—	9,620
Total	$395,012	$112,986	$38,170	$546,168	$449,135	$107,297	$36,633	$593,065

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Accounts receivable, net	$99,350	$184,102
Deferred revenues	16,413	17,518
Customer deposits	20,070	17,707
Costs to obtain and fulfill a contract	1,958	2,328

Accounts receivable, net includes $26.3 million and $22.6 million as of June 30, 2022 and December 31, 2021, respectively, representing amounts not yet billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $13.5 million during the six months ended June 30, 2022 that had been deferred as of December 31, 2021.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. We recognized $0.6 million of amortization for these costs for the six months ended June 30, 2022 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of June 30, 2022 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2022	$21,789
2023	36,556
2024	31,836
2025	28,332
2026	570
2027 and thereafter	—
Total	$119,083

4.     Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	June 30, 2022
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,906	$(333,638)	$174,268
Developed technology	88,553	(87,825)	728
Trade names (b)	8,415	(3,102)	5,313
Outsource contract costs	16,968	(15,011)	1,957
Internally developed software	50,563	(31,262)	19,301
Assembled workforce	4,473	(3,914)	559
Purchased software	26,749	(6,241)	20,508
Intangibles, net	$703,627	$(480,993)	$222,634

	December 31, 2021
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,241	$(316,084)	$192,157
Developed technology	88,553	(87,612)	941
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	16,814	(14,486)	2,328
Internally developed software	49,108	(27,812)	21,296
Assembled workforce	4,473	(3,355)	1,118
Purchased software	26,749	(5,350)	21,399
Intangibles, net	$702,338	$(457,799)	$244,539

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2022 and 2021 is net of accumulated impairment losses of $44.1 million. Carrying amount of $5.3 million as at June 30, 2022 represents indefinite-lived intangible asset.

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with customers. The Company is organized into three segments: ITPS, HS, and LLPS (See Note 13).

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2021 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at December 31, 2021 (a)
ITPS	$254,130	$—	$(825)	$—	$(633)	$252,672
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$359,781	$—	$(825)	$—	$(633)	$358,323

	Balances as at January 1, 2022 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at June 30, 2022 (a)
ITPS	$252,672	$—	$—	$—	$(151)	$252,521
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$358,323	$—	$—	$—	$(151)	$358,172

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to ITPS is $316.5 million as at June 30, 2022 and December 31, 2021; and $317.5 million as at December 31, 2020. Accumulated impairment relating to LLPS is $243.4 million as at June 30, 2022, December 31, 2021 and December 31, 2020.

The Company tests for goodwill impairment at the reporting unit level on October 1 of each year and between annual tests if a triggering event indicates the possibility of an impairment. The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. The Company concluded that a sustained decline in its stock price and its debt price, consistent with broad trends in the global financial markets during the first half of 2022 represented triggering event for impairment. Accordingly, the Company performed an interim impairment analysis at June 30, 2022, and concluded that no impairment relating to goodwill existed at June 30, 2022.

5.     Long-Term Debt and Credit Facilities

Senior Credit Facilities

On July 12, 2017, subsidiaries of the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility that matured on July 12, 2022 (the “Revolving Credit Facility”).

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

The borrower may voluntarily repay the Repricing Term Loans and the Incremental Term Loans at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans. The Incremental Term Loans will mature on July 12, 2023, the same maturity date as the Repricing Term Loans and prior senior secured term loans.

Other than as described above, the terms, conditions and covenants applicable to the Repricing Term Loans and the Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the existing senior secured loans under the Credit Agreement.

2019 Incremental Term Loan

On April 16, 2019, the Company’s subsidiaries borrowed an additional $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”) under the Second Amendment to First Lien Credit Agreement (the “Second Amendment”). The proceeds of the 2019 Incremental Term Loans were used to replace the cash spent for acquisitions, pay related fees, expenses and related borrowings and for general corporate purposes. The 2019 Incremental Term Loans will mature on July 12, 2023, the same maturity date as the Incremental Term Loans, Repricing Term Loans and prior senior secured term loans under the Credit Agreement (collectively, the “Term Loans”).

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

Third Amendment

On May 18, 2020, subsidiaries of the Company amended the Credit Agreement (the Third Amendment to First Lien Credit Agreement (the “Third Amendment”) to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Upon the Company’s delivery of the annual and quarterly financial statements within the time frames stated therein (which the Company satisfied during the month of June 2020), the borrower became in compliance with respect to the financial statement delivery requirements set forth in the Credit Agreement. Pursuant to the Third Amendment, the borrowers also amended the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the amendment, the borrower under the Credit Agreement was also required to maintain a minimum Liquidity (as defined in the amendment) of $35.0 million. In connection with this amendment, the borrower paid a forbearance fee of $5.0 million to the consenting lenders. The Company concluded that the amendment represents modification of debt under ASC 470-50. Accordingly, the forbearance fee paid was added to unamortized debt issuance cost which shall be amortized using updated effective interest rate based on modified cash flows.

Private Exchange

On December 9, 2021, in a separate transaction referred to here as the “Private Exchange” (as distinguished from the “Public Exchange” described below), subsidiaries of the Company agreed with three (3) of their Term Loan lenders to exchange $212.1 million of Term Loans under the Credit Agreement for $84.3 million in cash and in $127.8 million principal amount of new 11.500% First-Priority Senior Secured Notes due 2026 (the “2026 Notes”). In connection with the Private Exchange, the exchanging lenders provided consents to amend the Credit Agreement to (i) eliminate all affirmative covenants, (ii) eliminate all negative covenants and (iii) eliminate certain events of default (other than events of default relating to payment obligations).

As a result of the Private Exchange, repurchases (as discussed below) and periodic principal repayments, $82.9 million aggregate principal amount of the Term Loans maturing July 12, 2023 remains outstanding as of June 30, 2022.

Revolving Credit Facility; Letters of Credit

As of December 31, 2021, our $100 million Revolving Credit Facility was fully drawn taking into account letters of credit issued thereunder. As of December 31, 2021, there were outstanding irrevocable letters of credit totaling approximately $0.5 million under the Revolving Credit Facility.

On March 7, 2022, subsidiaries of the Company entered into a Revolving Loan Exchange and Prepayment Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, KKR Corporate Lending LLC, Granite State Capital Master Fund LP, Credit Suisse Loan Funding LLC and Revolvercap Partners Fund LP exchanging

$100.0 million of outstanding Revolving Credit Facility owed by Exela Intermediate LLC, upon the terms and subject to the conditions set forth in the Revolver Exchange agreement, for (i) $50.0 million in cash, and (ii) $50.0 million of 2026 Notes (such exchange, the “Revolver Exchange” and such 2026 Notes, the “Exchange Notes”). Prepayment of Revolving Credit Facility was treated as an extinguishment of debt under ASC 470-50. Accordingly, the Company wrote off the unamortized balance of $0.2 million of debt issuance costs related to Revolving Credit Facility and reported it within Debt modification and extinguishment costs (gain), net in our condensed consolidated statements of operations for the six months ended June 30, 2022.

The Exchange Notes are subject to a guarantee in the form of a true-up mechanism whereby the Company is responsible to make a payment to the holders of the Exchange Notes to true-up the shortfall below certain agreed thresholds if holders of the Exchange Notes sell their notes at a price below that threshold during agreed periods in 2022. As security for the true-up obligation under the Revolver Exchange, the Company issued $10.0 million of principal amount of 2026 Notes as collateral. On March 7, 2022, we recognized $17.4 million (the fair value of the true-up obligation as accounted for under ASC 450, Contingencies and ASC 460, Guarantees) as a liability with an offsetting debit to the original issuance discount of the issued Exchange Notes on the closing date of the Revolver Exchange. We remeasured our obligation under the true-up mechanism as of March 31, 2022 and accrued an additional $6.2 million liability based on fair value of our obligation in Other expense, net on the condensed consolidated statements of operations for the three months ended March 31, 2022.

On May 6, 2022, subsidiaries of the Company entered into amended term of true-up mechanism. Accordingly, the Company placed an additional $20.0 million of principal amount of 2026 Notes as collateral and paid $5.0 million as true-up advance. We remeasured our obligation under the amended terms of true-up mechanism as of June 30, 2022 and accrued an additional $7.4 million liability based on fair value of our obligation as of such date in Other expense, net on the condensed consolidated statements of operations for the three months ended June 30, 2022. As of June 30, 2022, there was a net accrued liability balance of $26.0 million for the true-up obligation included in Accrued liabilities on the condensed consolidated balance sheet after adjusting $5.0 million of true-up advance paid for this liability during the second quarter of 2022. The amounts payable under the true-up mechanism will be settled in cash payments to the holders of the Exchange Notes.

Senior Secured 2023 Notes

On July 12, 2017, subsidiaries of the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes are guaranteed by nearly all U.S. subsidiaries of the Company. The 2023 Notes bear interest at a rate of 10.0% per year. The issuers pay interest on the 2023 Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The 2023 Notes mature on July 15, 2023.

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

As of the expiration time of the Public Exchange, $912,660,000 aggregate principal amount, or approximately 91.3%, of the 2023 Notes had been validly tendered pursuant to the Public Exchange. On December 9, 2021, upon the settlement of the Public Exchange, $662,660,000 aggregate principal amount of the 2026 Notes were issued and an aggregate $225.0 million in cash (plus accrued but unpaid interest) was paid to participating holders in respect of the validly tendered 2023 Notes.

As a result of the Public Exchange and repurchases (as discussed below), $22.8 million aggregate principal amount of the 2023 Notes remains outstanding as of June 30, 2022 maturing on July 15, 2023.

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

Senior Secured 2026 Notes

As of December 31, 2021, subsidiaries of the Company had $795.0 million aggregate principal amount of the 2026 Notes outstanding including $790.5 million in aggregate principal amount issued under the Public Exchange and Private Exchange transactions described above.

During the six months ended June 30, 2022, subsidiaries of the Company sold $84.5 million in aggregate of principal amount of the 2026 Notes generating net proceeds of $51.0 million. On March 18, 2022, the subsidiaries of the Company issued $50.0 million of the 2026 Notes to satisfy the exchange obligation under the Revolver Exchange. The 2026 Notes are guaranteed by nearly all U.S. subsidiaries of the Company. The 2026 Notes bear interest at a rate of 11.5% per year. The issuers shall pay interest on the 2026 Notes on January 15 and July 15 of each year, commencing on July 15, 2022. The 2026 Notes mature on July 12, 2026.

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

As of June 30, 2022, subsidiaries of the Company had $48.2 million and $30.0 million of principal amount of 2026 Notes placed as collateral (the “Collateral Notes”) for the remaining payment obligation under the Appraisal Action settlement (discussed under Note 8) and the true-up obligation under the Revolver Exchange (discussed above), respectively. These Collateral Notes are not reflected in the condensed consolidated financial statements unless and until they are sold to third parties.

$929.5 million aggregate principal amount of 2026 Notes were outstanding as of June 30, 2022.

Repurchases

In July 2021 the Company commenced a debt buyback program to repurchase 2023 Notes and senior secured term loans under the Credit Agreement, which remains in place. During the year ended December 31, 2021, we repurchased $64.5 million of the outstanding principal amount of our 2023 Notes for a net cash consideration of $48.4 million. During the year ended December 31, 2021, we also repurchased $40.0 million of outstanding principal amount of Term Loans for a net cash consideration of $22.8 million. These repurchases resulted in an early extinguishment of the repurchased 2023 Notes and senior secured term loans. The Company did not repurchase any senior secured term loans, 2023 Notes or 2026 Notes during the six months ended June 30, 2022.

BRCC Facility

On November 17, 2021, GP2 XCV, LLC, a subsidiary of the Company (“GP2 XCV"), entered into a borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company was able to borrow an original principal amount of $75.0 million, which was later increased to $115.0 million as of December 7, 2021 (as the same may be amended from time to time, the “BRCC Term Loan”). On June 30, 2022, GP2 XCV entered into an amendment to the borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company will be able to borrow up to $51.0 million under a separate revolving loan (the “BRCC Revolver”, collectively with BRCC Term Loan, the “BRCC Facility”).

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

During the six months ended June 30, 2022, we repaid $46.2 million of outstanding principal amount under the BRCC Term Loan along with $1.4 million of exit fees. The exit fees paid on the partial prepayment of BRCC Term Loan were treated as a debt extinguishment cost under ASC 470-50 and reported within Debt modification and extinguishment costs (gain), net in our condensed consolidated statements of operations. As of June 30, 2022, there were borrowings of $68.8 million and $12.5 million outstanding under the BRCC Term Loan and BRCC Revolver, respectively, maturing June 10, 2023. There was no availability under the BRCC Revolver as of June 30, 2022.

Securitization Facility

On December 17, 2020, certain subsidiaries of the Company entered into a $145.0 million securitization facility with a five year term (the “Securitization Facility”). Borrowings under the Securitization Facility were subject to a borrowing base definition that consists of receivables and, subject to contribution, further supported by inventory and intellectual property, in each case, subject to certain eligibility criteria, concentration limits and reserves.

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

The documentation for the Securitization Facility included (i) a Loan and Security Agreement (the “Securitization Loan Agreement”), dated as of December 10, 2020, by and among the Securitization Borrower, a wholly-owned indirect subsidiary of the Company, the lenders (each, a “Securitization Lender” and collectively the “Securitization Lenders”), Alter Domus (US), LLC, as administrative agent (the “Securitization Administrative Agent”) and the Company, as initial servicer, pursuant to which the Securitization Lenders will make loans to the Securitization Borrower to be used to purchase receivables and related assets from the Securitization Parent SPE (as defined below), (ii) a First Tier Receivables Purchase and Sale Agreement (the, dated as of December 17, 2020, by and among Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE”), a wholly-owned indirect subsidiary of the Company, and certain other indirect, wholly-owned subsidiaries of the Company listed therein (collectively, the “Securitization Originators”), and the Company, as initial servicer, pursuant to which each Securitization Originator has sold or contributed and will sell or contribute to the Securitization Parent SPE certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Parent SPE, (iii) a Second Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among, the Securitization Borrower, the Securitization Parent SPE and the Company, as initial servicer, pursuant to which Securitization Parent SPE has sold or contributed and will sell or contribute to the Securitization Borrower certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Borrower, (iv) the Sub-Servicing Agreement, dated as of December 17, 2020, by and among the Company and each Securitization Originator, (v) the Pledge and Guaranty, dated as of the December 10, 2020, between the Securitization Parent SPE and the Administrative Agent, and (vi) the Performance Guaranty, dated as of December 17, 2020, between the Company, as performance guarantor, and the Securitization Administrative Agent (and together with all other certificates, instruments, UCC financing statements, reports, notices, agreements and documents executed or delivered in connection with the Securitization Loan Agreement, the “Securitization Agreements”).

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

On June 17, 2022, the Company repaid in full the loans outstanding under the Securitization Facility. The aggregate outstanding principal amount of loans under the Securitization Facility as of such date was approximately $91.9 million. The early termination of the Securitization Facility triggered a prepayment premium of $2.7 million and required payment of approximately $0.5 million and $1.3 million in respect of accrued interest and fees, respectively. All obligations under the Securitization Facility (other than contingent indemnification obligations that expressly survive termination) terminated upon repayment. The Securitization Facility was replaced by the Amended Receivables Purchase Agreement described below. Repayment of the Securitization Facility was treated as an extinguishment of debt under ASC 470-50. Accordingly, the Company wrote off the unamortized balance of $3.3 million of debt issuance costs related to the Securitization Facility. These early termination charges and unamortized balance of the debt issuance cost written off during the six months ended June 30, 2022 are reported within Debt modification and extinguishment costs (gain), net within our condensed consolidated statements of operations.

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its accounts receivable securitization facility among certain of the

Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiaries ("SPEs") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. On June 17, 2022, the Company sold $85.0 million of its accounts receivable and used the whole proceeds from this sale to repay part of the borrowings from the Securitization Facility (as discussed above). These sales were transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company's condensed consolidated balance sheet. The Company de-recognized $85.0 million of accounts receivable under this agreement through June 30, 2022. Unsold accounts receivable of $46.0 million were pledged by the SPEs as collateral to the Purchasers as of June 30, 2022. The Company paid $0.2 million in legal fee for this transaction reported within Selling, general and administrative expenses within our condensed consolidated statements of operations.

Long-Term Debt Outstanding

As of June 30, 2022 and December 31, 2021, the following long-term debt instruments were outstanding:

	June 30,	December 31,
	2022	2021
Other (a)	$28,033	29,296
Term loan under first lien credit agreement (b)	80,568	89,585
Senior secured 2023 notes (c)	22,687	22,616
Senior secured 2026 notes (d)	887,792	801,306
Secured borrowings under BRCC Facility	81,298	115,000
Secured borrowings under Securitization Facility	—	91,947
Revolver	—	99,477
Total debt	1,100,378	1,249,227
Less: Current portion of long-term debt	(124,921)	(144,828)
Long-term debt, net of current maturities	$975,457	$1,104,399

(a)	Other debt represents outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $0.5 million and $1.8 million as of June 30, 2022 and $0.8 million and $2.8 million as of December 31, 2021.
(c)	Net of unamortized original issue discount and debt issuance costs of $0.1 million and less than $0.1 million as of June 30, 2022 and $0.2 million and $0.1 million as of December 31, 2021.
(d)	Net of unamortized net original issue discount and debt issuance costs of $28.2 million and $13.4 million as of June 30, 2022; and unamortized net debt exchange premium and carried forward debt issuance costs of $15.4 million and $9.0 million as of December 31, 2021.

6.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $1.3 million and $2.0 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded an income tax expense of $3.8 million and $2.0 million for the six months ended June 30, 2022 and 2021, respectively.

The Company's ETR of (1.7)% and (2.9)% for the three and six months ended June 30, 2022 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the

Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three and six months ended June 30, 2021, the Company’s ETR of (11.6%) and (3.5%) differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s U.S. disallowed interest expense carryforwards created by the provisions of the TCJA.

As of June 30, 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2021.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of June 30, 2022 and December 31, 2021 the Company recorded actuarial losses of $9.8 million and $10.9 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service cost	$16	$19	$32	$38
Interest cost	501	427	1,002	854
Expected return on plan assets	(748)	(609)	(1,496)	(1,218)
Amortization:
Amortization of prior service cost	55	45	110	90
Amortization of net loss	667	843	1,334	1,686
Net periodic benefit cost	$491	$725	$982	$1,450

The Company records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $1.3 million and $1.8 million to its pension plans during the six months ended June 30, 2022 and 2021, respectively. The Company has funded the pension plans with the required contributions for 2022 based on current plan provisions.

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

On December 31, 2021, we agreed to settle the Appraisal Action along with a separate case brought by the same plaintiffs for $63.4 million. Accordingly, as of December 31, 2021, the Company accrued a liability of $63.4 million for these matters, of which $47.1 million has already been paid as of June 30, 2022. As of June 30, 2022, there was a net outstanding balance of $18.0 million, including interest, for this matter included in Accrued liabilities on the condensed consolidated balance sheet. As of June 30, 2022, the plaintiffs had access to $48.2 million of principal amount of the Collateral Notes (described under Note 5).

Adverse Arbitration Order

In April 2020, one of the Company's Nordic subsidiaries commenced an arbitration in Finland against a customer alleging breach of contract and other damages in connection with an outsourcing services agreement and transition services agreement executed in 2017. In September 2020, the customer submitted counterclaims against the Company in an aggregate amount in excess of €10.0 million. Following an expedited arbitration, in late November 2020, the arbitrator awarded the customer approximately $13.0 million in the aggregate for the counterclaimed damages and costs. The Company filed an application to annul the award in late January 2021 with the relevant court asserting, among other bases, that the arbitrator violated due process and procedural rules by disallowing the Company’s witness and expert testimony and maintaining the expedited format following the assertion of significant counterclaims which would ordinarily have required the application of normal rather than expedited rules. On May 28, 2021, the parties entered into a settlement agreement resolving this dispute for a total of $8.8 million including the reimbursement of certain third party charges. As of June 30, 2022, there was a net outstanding balance of $2.3 million for this matter included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

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

9.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of June 30, 2021, and December 31, 2021, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan, secured 2023 notes and secured 2026 notes at approximately 67.3%, 65.0% and 33.0% respectively, of the respective principal balance outstanding as of June 30, 2022. The fair values of secured borrowings under the Company’s securitization facility and BRCC facility are equal to the respective carrying values. Other debt represents the Company's outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt using Level 2 inputs including the recent issue of the debt, the Company’s credit rating, and the current risk-free rate. The Company’s true-up guarantee liability related to true-up guarantee provided on the Exchange Notes issued under Revolver Exchange transaction is re-measured each period and represents a Level 3 measurement as it is based on the estimated true-up obligation amount based on the legal agreement terms less amount already paid, if any.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2022, and December 31, 2021:

	Carrying	Fair	Fair Value Measurements
As of June 30, 2022	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$975,457	$361,735	$—	$361,735	$—
True-up guarantee liability	30,985	30,985	—	—	30,985
Nonrecurring assets and liabilities:
Goodwill	358,172	358,172	—	—	358,172

	Carrying	Fair	Fair Value Measurements
As of December 31, 2021	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,104,399	$895,615	$—	$895,615	$—
Nonrecurring assets and liabilities:
Goodwill	358,323	358,323	—	—	358,323

10.   Stock-Based Compensation

Exela 2018 Stock Incentive Plan

On January 17, 2018, Exela’s 2018 Stock Incentive Plan (the “2018 Plan”) became effective. The 2018 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based compensation to eligible participants. The Company was initially authorized to issue up to 138,729 shares of Common Stock under the 2018 Plan. On December 31, 2021, the shareholders of the Company approved our Amended and Restated 2018 Stock Incentive Plan increasing the number of shares of Common Stock reserved for issuance from an original 138,729 shares to 892,404.

Restricted Stock Unit

Restricted stock unit awards generally vest ratably over a one to two year period. Restricted stock units are subject to forfeiture if employment terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the 2018 Plan for the six months ended June 30, 2022 is summarized in the following table:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Units	Date Fair Value	(Years)	Intrinsic Value
Outstanding Balance as of December 31, 2021	68,450	$34.95	0.11	$2,393
Granted	—	—
Forfeited	—	—
Vested	(66,935)	(33.17)
Outstanding Balance as of June 30, 2022	1,515	$33.00	0.92	$50

The majority of the RSUs that vested during the six months ended June 30, 2022 were net-share settled such that the Company withheld shares with value equivalent to the employee’s minimum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 12,258 shares and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payment for the employee’s tax obligations to taxing authorities were $0.2 million and is reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows.

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the six months ended June 30, 2022 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period	Aggregate
	Outstanding	Date Fair Value	Exercise Price	(Years)	Intrinsic Value (2)
Outstanding Balance as of December 31, 2021	72,265	$112.60	$235.69	0.69	$—
Granted	—	—
Exercised	—	—
Forfeited	(1,430)	(118.68)
Expired	—	—
Outstanding Balance as of June 30, 2022 (1)	70,835	$112.48	$234.92	0.40	$—

(1) 27,107 of the outstanding options are exercisable as of June 30, 2022.

(2) Exercise prices of all of the outstanding options as of June 30, 2022 were higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value is zero.

As of June 30, 2022, there was approximately $0.5 million of total unrecognized compensation expense related to non-vested restricted stock unit awards and stock option awards under the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $0.5 million and $0.8 million related to restricted stock unit awards and stock option awards under the 2018 Plan for the three and six months ended June 30, 2022, respectively, and $0.6 million and $1.0 million for the three and six months ended June 30, 2021, respectively.

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

Fifty percent of the performance units covered by the award will vest if, at any time during the period commencing September 14, 2021 and ending June 30, 2024, the volume weighted average of the reported closing price of the Company’s Common Stock is $200 per share or greater on (x) 60 consecutive trading days or (y) 90 non-consecutive trading days in any 180 day period (the “Tranche 1”). In addition, the remaining 50% of the performance units will vest if, at any time during the period commencing September 14, 2021 and ending June 30, 2025, the volume weighted average of the reported closing prices of the Company’s Common Stock is $400 per share or greater on (x) 60 consecutive trading days or (y) 90 non-consecutive trading days in any 180 day period (the “Tranche 2”). Any Tranche 1 and Tranche 2 units that are not earned by June 30, 2024 and June 30, 2025 (the “Expiration date”), respectively, will be forfeited for no consideration and will no longer be eligible to vest. In addition, if a change in control occurs prior to the applicable expiration date, if the performance units are assumed by the acquirer, the units will remain outstanding and eligible to vest based solely on his continued service to the Company. If in connection with such change in control the performance units are not assumed by an acquirer, a number of performance units will vest based on the per share price paid in the transaction, with 0% vesting if the per share price is equal to or less than $40.00 per share, and 100% of the Tranche 1 vesting if the per share price is equal to or greater than $200 and 100% of the Tranche 2 vesting if the per share price is equal to or greater than $400, and a number of Tranche 1 and Tranche 2 vesting determined based on a straight line interpolation if the share price is between $40.00 and $200.00 or $400.00, respectively. In addition, if there is a change in control that is principally negotiated and approved by, and recommended to the Company’s shareholders by, a special committee of independent directors which committee does not include the Executive Chairman, and neither he nor any of his affiliates is directly or indirectly an equity holder of the acquiring Company, and the Tranche 1 are not assumed by an acquirer in connection with such transaction, all of his then unvested Tranche 1 will vest, and the Tranche 2 would be eligible for the pro rata vesting described above. The Executive Chairman will remain eligible to earn his performance units so long as he remains employed with the Company as Executive Chairman through December 31, 2023 and following such date he remains engaged with the Company in any capacity, including as a non-employee director.

On June 27, 2022, the Company obtained the approval of the stockholders of the Company for the 2018 Plan amendment regarding an increase to the number of shares authorized for issuance under its 2018 Plan. After approval of the amended and restated 2018 Plan, the performance units are an award that is outstanding under the amended and restated 2018 Plan. Therefore, the performance units may be settled in cash or in shares of Common Stock of the Company at the election of the compensation committee of the Company.

The fair value of the awards was determined to be $29.6 and $30.2 for Tranche 1 and Tranche 2, respectively, on the grant date by application of the Monte Carlo simulation model. Until December 31, 2021, the performance units were cash-settled awards and therefore accounted for as a liability classified award. On December 31, 2021, upon the approval of the amended and restated 2018 Plan, the performance units may be settled in cash or in shares of Common Stock of the Company at the election of the compensation committee of the Company, therefore the award was reclassified to equity. On December 31, 2021, the modification date fair value of the awards was determined to be $8.8 and $9.4 for Tranche 1 and Tranche 2, respectively, by application of the Monte Carlo simulation model.

The following table summarizes the activity for the market performance restricted stock units for the six months ended June 30, 2022:

Weighted Average
		Weighted	Period Over
	Number	Average	Which Expected
	of Units	Fair Value	to be Recognized
Outstanding Balance as of December 31, 2021	425,000	$9.10	2.98
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding Balance as of June 30, 2022	425,000	$9.10	2.98

As of June 30, 2022, there was approximately $2.2 million of total unrecognized compensation expense related to non-vested performance unit awards, which will be recognized over the requisite service period. We recognized $0.2 million and 0.4 million compensation expense associated with the performance unit award for the three and six months ended June 30, 2022, respectively.

11.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of our Common Stock and Tandem Preferred (that provides a vote to holders of our Series B Preferred Stock, as described below) Stock possess all voting power for the election of our Board of Directors (the “Board”) and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the Board in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. As of June 30, 2022 and December 31, 2021, there were 40,259,274 and 13,259,748 shares of Common Stock outstanding, respectively.

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

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100.0 million (“Common ATM Program–1”)	May 28, 2021 through July 1, 2021	2,471,185	$40.164	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150.0 million (“Common ATM Program–2”)	June 30, 2021 through September 2, 2021	2,879,023	$52.069	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through March 31, 2022	16,743,797	$14.931	$250.0 million	$241.0 million
Prospectus supplement dated May 23, 2022 with an aggregate offering price of up to $250.0 million (“Common ATM Program–4”)	May 24, 2022 through June 30, 2022	18,189,580	$3.199	$58.2 million	$56.4 million

Reverse Stock Split

On July 25, 2022, we effected a one-for-twenty reverse split (the “Reverse Stock Split”) of our issued and outstanding shares of Common Stock. As a result of the Reverse Stock Split every twenty (20) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. All information related to Common Stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Giving effect to the Reverse Stock Split the Company’s issued and outstanding stock decreased from 805,185,495 to 40,259,274 and 265,194,961 to 13,259,748 at June 30, 2022 and December 31, 2021, respectively.

Series A Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board. The Company designated 2,800,000 shares of its authorized preferred stock as Series A Preferred Stock. At June 30, 2022 and December 31, 2021, the Company had 2,778,111 shares of Series A Preferred Stock outstanding. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder's option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of June 30, 2022, after taking into account the effect of the Reverse Stock Split, each outstanding share of Series A Preferred Stock was convertible into 0.0250 shares of Common Stock using this conversion formula. Accordingly, as of June 30, 2022, 69,518 shares of Common Stock were issuable upon conversion of the remaining 2,778,111 shares of Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series A Liquidation Preference") per share of Series A Preferred Stock, paid or accrued quarterly in arrears on 15th day of each March, June, September and December. From the issue date through June 30, 2022 the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Series A Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series A Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series A Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation for the three and six months ended June 30, 2022 was $0.9 million and $1.7 million, respectively. The gross dividend accumulation for the three months ended June 30, 2021 was $0.8 million. However, as a result of 511,939 shares of Series A Preferred Stock being converted into 223,413 shares of Common Stock during the six months ended June 30, 2021, accumulated dividend of $1.8 million was reversed, resulting in a net reduction of dividend accumulation of $0.1 million for the six months ended June 30, 2021. As of June 30, 2022, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 is $14.1 million. The per share average of cumulative preferred dividends for the three and six months ended June 30, 2022 is $0.3 and $0.6, respectively. The per share average of cumulative preferred dividends for the three and six months ended June 30, 2021 is $0.3 and less than $(0.1), respectively.

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

Series B Preferred Stock and Tandem Preferred Stock

In two separate exchange offers made on February 24, 2022 (the “First Share Exchange Offer”) and May 2, 2022 (the “Second Share Exchange Offer”), the Company offered its common stockholders the opportunity to exchange shares of Common Stock for its Series B Preferred Stock, par value $0.0001 per share, with each one shares of Common Stock being exchangeable for one share of Series B Preferred Stock having a liquidation preference of $25.00 per share. On March 11, 2022, the Company designated 5,000,000 shares of its authorized and unissued preferred stock as Series B Preferred Stock and filed a Certificate of Designation of Series B Preferred Stock of Exela Technologies Inc., or the Series B Certificate of Designation. The First Share Exchange Offer expired on March 10, 2022, and 900,328 shares of Common Stock were validly tendered for exchange. On March 11, 2022, the Company issued a total of 900,328 shares of Series B Preferred Stock in exchange of all such tendered and accepted shares of Common Stock. The Second Share Exchange Offer expired on May 17, 2022, and 2,129,572 shares of Common Stock were validly tendered for exchange. On May 18, 2022, the Company issued a total of 2,129,572 shares of Series B Preferred Stock in exchange of all such tendered and accepted shares of Common Stock. The tendered and accepted shares of Common Stock were cancelled. The Series B Preferred Stock are listed on the Nasdaq under the symbol “XelaP”.

At June 30, 2022, the Company had 3,029,900 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible at the holder's option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of liquidation preference per share as adjusted for accrued but unpaid dividends, as described below. As of June 30, 2022, after taking into account the effect of the Reverse Stock Split and payment of the accrued dividend, each outstanding share of Series B Preferred Stock was convertible into one share of Common Stock using this conversion formula. Accordingly, as of June 30, 2022, 3,029,900 shares of Common Stock were issuable upon conversion of 3,029,900 shares of outstanding Series B Preferred Stock.

Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 6% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series B Liquidation Preference") per share of Series B Preferred Stock, paid or accrued quarterly in arrears on the last day of each of March, June, September and December. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series B Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series B Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series B Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accrued for the three and six months ended June 30, 2022 is $1.3 million and $1.4 million, respectively. The per share average of accrued preferred dividends for the three and six months ended June 30, 2022 is $0.43 and $0.46, respectively. On June 30, 2020, the Company paid accumulated dividend of $1.4 million. As of June 30, 2022, there were no accumulated but unpaid dividends on the Series B Preferred Stock.

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

On May 17, 2022, the Company issued one share of tandem preferred stock, par value $0.0001 per share (the “Tandem Preferred Stock”), as a dividend on its existing shares of outstanding Series B Preferred Stock. Any issuance of Series B Preferred Stock after this date shall be automatically accompanied by an equal number of shares of Tandem Preferred Stock. Tandem Preferred Stock are embedded in the Series B Preferred Stock and they provide voting rights to the existing shares of Series B Preferred Stock. Each share of Series B Preferred Stock disclosed in the Condensed Consolidated Balance Sheet, the Condensed Consolidated Statements of Stockholders’ Deficit and the Notes to the Condensed Consolidated Financial Statements embeds one share of Tandem Preferred Stock.

On all matters submitted to a vote of the stockholders of the Company, the holders of the Series B Preferred Stock through their holdings of Tandem Preferred Stock will be entitled to vote with the holders of the Common Stock as a single class. Each share of Tandem Preferred Stock entitles the holder to 1 vote per share, subject to adjustment for issuance of any shares of Common Stock pursuant to any dividend or distribution on shares of Common Stock, share split or share combination or other transactions as specified in the Certificate of Designation of Tandem Preferred Stock.

Shares of Tandem Preferred Stock are not entitled to receive dividends of any kind. In the case of a transfer of the underlying Series B Preferred Stock by a holder to any transferee, the Tandem Preferred Stock shall be automatically transferred simultaneously to such transferee without any further action by such Holder. Upon the redemption of a holder’s shares of Series B Preferred Stock or the conversion of shares of Series B Preferred Stock into Common Stock, an equal number of such holder’s shares of Tandem Preferred Stock shall, without any further action required by the holder, be automatically transferred to the Company for cancellation without the payment of any additional consideration by the Company. In the event of any liquidation, winding-up or dissolution of the Company each holder of the Tandem Preferred Stock shall be entitled to receive and to be paid out of the assets of the Company available for distribution to its stockholders an amount in cash equal to the par value of such Tandem Preferred Stock with respect to each share of Tandem Preferred Stock held by such holder.

Treasury Stock

On November 8, 2017, the Company’s Board authorized a share buyback program (the “Share Buyback Program”), pursuant to which the Company was permitted to purchase up to 83,333 shares of Common Stock. The Share Buyback Program has expired. As of June 30, 2022, 46,452 shares had been repurchased under the Share Buyback Program and they are held as treasury stock. During the first quarter of 2020, 76,179 shares of Common Stock were returned to the Company in connection with the Appraisal Action. These shares are also included in treasury stock. The Company records treasury stock using the cost method.

Warrants

At June 30, 2022, there were warrants outstanding to purchase 778,258 shares of our Common Stock, consisting of 35,000,000 warrants to purchase one-one hundred twentieth of one share outstanding from our 2015 IPO and 9,731,819 warrants to purchase one-twentieth of one share from the private placement that was completed in March 2021.

IPO Warrants

As part of our IPO, we issued 35,000,000 units comprising one share of Common Stock and one warrant of which 34,976,302 have been separated from the original unit and 23,698 warrants were unseparated as of June 30, 2022 (the Common Stock included in these units (adjusted to reflect the Reverse Stock Split) have been accounted for in the number of shares of Common Stock outstanding referred to above). The warrants traded on the OTC Pink under the symbol “XELAW” as of June 30, 2022.

Each IPO warrant entitled the holder to purchase one-one hundred twentieth of one share of Common Stock for $5.75 per ($690.00 per whole share). IPO Warrants could be exercised only for a whole number of shares of Common Stock. All of the unexercised IPO warrants expired on July 12, 2022.

Private Placement of Unregistered Shares and Warrants

On March 15, 2021, the Company, entered into a securities purchase agreement with certain accredited institutional investors pursuant to which the Company issued and sold to ten accredited institutional investors in a private placement an aggregate of 486,591 unregistered shares of the Company’s Common Stock at a price of $55.00 per share and an equal number of warrants, generating gross proceeds to the Company of $26.8 million. Cantor Fitzgerald acted as underwriter in connection with such sale of unregistered securities and received a placement fee of 5.5% of gross proceeds in connection with such service. In selling the shares without registration, the Company relied on exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. The shares of Common Stock sold together with these warrants are included in the Company’s calculation of total shares outstanding. The Company filed a registration statement on Form S-3 on May 3, 2021 that registered these shares and the shares underlying these private placement warrants.

Each private placement warrant entitles the holder to purchase one-twentieth of one share of Common Stock, at an exercise price of $80.00 per share and will expire on September 19, 2026. The private placement warrants are not traded as of June 30, 2022 and are not subject to redemption by the Company.

12.   Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, and together with certain of their affiliated entities managed by HandsOn Global Management LLC, including such entity, “HGM”) of less than $0.1 million for each of the three and six months ended June 30, 2022 and 2021. Certain members of our Board, including our Executive Chairman, Par Chadha, Sharon Chadha, Ron Cogburn, and James Reynolds are, have been, or may be deemed to be affiliated with HGM.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees of $1.6 million relating to these agreements for each of the three months ended June 30, 2022 and 2021, respectively. The Company incurred fees of $3.1 million and $2.7 million relating to these agreements for the six months ended June 30, 2022 and 2021, respectively.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was less than $0.1 million for each of the three months ended June 30, 2022 and 2021, and $0.1 million for each of the six months ended June 30, 2022 and 2021. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $0.4 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.7 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. These expenses are included in cost of revenue in the consolidated statements of operations.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between our Executive Chairman and the president of Oakana Holdings, Inc. The expense recognized for these services was less than $0.1 million for each of the three months ended June 30, 2022 and 2021, and $0.1 million for each of the six months ended June 30, 2022 and 2021.

Subscription Agreements

During the year ended December 31, 2021, the Company entered into separate subscription agreements with five of its directors. Pursuant to these subscription agreements, the Company issued and sold 3,125, 7,936, 3,174, 3,968 and 1,984 shares of Common Stock of the Company to Sharon Chadha, Par Chadha, Martin Akins, J. Coley Clark and

John Rexford, respectively, for a purchase price of $0.1 million, $0.2 million, less than $0.1 million, $0.1 million and less than $0.1 million, respectively.

Subscription, Voting and Redemption Agreement

On May 19, 2022, the Company issued 1,000,000 special voting preferred stock, par value $0.0001 per share (“Redeemable Special Voting Preferred Stock”) at par value of $100 to GP-HGM LLC, an entity affiliated to the Executive Chairman of the Company, pursuant to certain subscription, voting and redemption agreement (the “Subscription, Voting and Redemption Agreement”). The Company designated 1,000,000 shares of its authorized and unissued preferred stock as special voting preferred stock and filed a certificate of designations, preferences, rights and limitations of special voting preferred stock. The Executive Chairman of the Company was the designated manager of GP-HGM LLC. As a sole holder of the Redeemable Special Voting Preferred Stock, GP-HGM LLC was entitled to 20,000 votes per share, together with the holder of the Company’s voting capital stock as a single class at the Company’s 2022 annual meeting of the stockholders on two specific proposals: (a) approval of the adoption of an amendment to the Company’s certificate of incorporation to effect a reverse split of its outstanding Common Stock (the “Reverse Stock Split Proposal”) and (b) approval of an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of preferred stock from 20,000,000 shares to 40,000,000 shares (the “Preferred Stock Increase Proposal”). The Redeemable Super Voting Preferred Stock were redeemed at par on June 28, 2022.

Payable and Receivable/Prepayment Balances with Affiliates

Payable and receivable/prepayment balances with affiliates as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$648	$—	$708	$—
Rule 14	—	1,438	—	1,483
HGM	67	—	7	—
Oakana	—	22	—	1
	$715	$1,460	$715	$1,484

13. Segment and Geographic Area Information

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with customers. The Company is organized into three segments: ITPS, HS, and LLPS.

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

LLPS: The LLPS segment provides a broad and active array of legal services in connection with class action, bankruptcy, labor claims adjudication and employment and other legal matters.

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

	Three months ended June 30, 2022
	ITPS	HS	LLPS	Total
Revenue	$190,005	$56,390	$20,375	$266,770
Cost of revenue (exclusive of depreciation and amortization)	156,704	45,719	14,854	217,277
Segment profit	33,301	10,671	5,521	49,493
Selling, general and administrative expenses (exclusive of depreciation and amortization)				50,195
Depreciation and amortization				17,993
Related party expense				2,186
Interest expense, net				42,271
Debt modification and extinguishment costs (gain), net				8,117
Sundry income, net				(741)
Other expense, net				7,375
Net loss before income taxes				$(77,903)

	Three months ended June 30, 2021
	ITPS	HS	LLPS	Total
Revenue	$217,260	$56,204	$19,545	$293,009
Cost of revenue (exclusive of depreciation and amortization)	156,669	38,973	13,438	209,080
Segment profit	60,591	17,231	6,107	83,929
Selling, general and administrative expenses (exclusive of depreciation and amortization)				36,390
Depreciation and amortization				19,420
Related party expense				2,748
Interest expense, net				42,867
Sundry income, net				(787)
Other expense, net				651
Net loss before income taxes				$(17,360)

	Six months ended June 30, 2022
	ITPS	HS	LLPS	Total
Revenue	$395,012	$112,986	$38,170	$546,168
Cost of revenue (exclusive of depreciation and amortization)	320,290	92,450	28,041	440,781
Segment profit	74,722	20,536	10,129	105,387
Selling, general and administrative expenses (exclusive of depreciation and amortization)				93,235
Depreciation and amortization				36,205
Related party expense				4,173
Interest expense, net				82,031
Debt modification and extinguishment costs (gain), net				9,001
Sundry income, net				(434)
Other expense, net				13,534
Net loss before income taxes				$(132,358)

	Six months ended June 30, 2021
	ITPS	HS	LLPS	Total
Revenue	$449,135	$107,297	$36,633	$593,065
Cost of revenue (exclusive of depreciation and amortization)	342,171	74,791	24,705	441,667
Segment profit	106,964	32,506	11,928	151,398
Selling, general and administrative expenses (exclusive of depreciation and amortization)				78,275
Depreciation and amortization				39,019
Related party expense				4,455
Interest expense, net				85,998
Sundry income, net				(574)
Other expense, net				803
Net loss before income taxes				$(56,578)

14. Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when these condensed consolidated financial statements were issued to determine if they must be reported.

Common Stock At-The-Market Sales Program

During July 1, 2022 through August 12, 2022, we issued an aggregate of 25,792,220 shares of Common Stock under the Common ATM Program–4 at a weighted average price of $2.286 per share, generating gross proceeds of $59.0 million and net proceeds of $57.3 million, after offering expenses.

Repayments on BRCC Facility

In July 2022, we repaid $8.5 million of outstanding principal amount under the BRCC Term Loan and borrowed $2.5 million under the BRCC Revolver.

Repurchase of Exchange Notes

In July 2022, the Company repurchased $15.0 million principal amount of Exchange Notes issued under the Revolver Exchange.

Sale and Return of Collateral Notes

During July 1, 2022 through August 12, 2022, Appraisal Action plaintiffs sold $35.5 million of principal amount of the Collateral Notes and returned $11.2 million of principal amount of the Collateral Notes back to the Company. Similarly, holders of the Exchange Notes sold $9.0 million of principal amount of the Collateral Notes.

Reverse Stock Split

On July 25, 2022, the Company filed a Certificate of Amendment of the Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Amendment”), with the Secretary of State of Delaware, to effect a one share-for-twenty shares reverse stock split of the Company’s Common Stock. The reverse stock split, had no effect on the par value of the Common Stock and did not reduce the number of authorized shares. It also did not affect the number of Series A Preferred Stock and Series B Preferred Stock outstanding; however, it did reduce the conversion factor of the Company’s Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. The reason for the reverse stock split was to maintain the Company’s listing on The Nasdaq Capital Market, which pursuant to Nasdaq Listing Rule 5550(a)(2)(the “Rule”) requires that if the closing bid price of the Common Stock is below $1.00 for 30 consecutive trading days, then the closing bid price must be $1.00 or more for 10 consecutive trading days during a grace period to regain compliance with the Rule.

Expiration of IPO Warrants

All of the unexercised IPO warrants expired on July 12, 2022 and none of the IPO warrants remain outstanding as of the filing date.

Redeemable Super Voting Preferred Stock

As of July 25, 2022, the Company is no longer authorized to issue shares of Redeemable Super Voting Preferred Stock.

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

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, estimated or anticipated future results and benefits, future opportunities for Exela, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of the COVID-19 pandemic; the impact of the 2022 network outage, cyber incidents such as a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this quarterly report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ending December 31, 2021 (“Annual Report”) under the heading “Risk Factors”, and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on any websites that may be referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide our expectations, plans or forecasts of future events and views as of the date of this quarterly report. We anticipate that subsequent events and developments may cause our assessments to change. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this quarterly report.

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

History

We are a former special purpose acquisition company that completed an initial public offering on January 22, 2015. In July 2017, Exela, formerly known as Quinpario Acquisition Corp. 2 (“Quinpario”), completed its acquisition of SourceHOV Holdings, Inc. (“SourceHOV”) and Novitex Holdings, Inc. (“Novitex”) pursuant to the business combination agreement dated February 21, 2017 (“Novitex Business Combination”). In conjunction with the completion of the Novitex Business Combination, Quinpario was renamed Exela Technologies, Inc.

The Novitex Business Combination was accounted for as a reverse merger for which SourceHOV was determined to be the accounting acquirer. Outstanding shares of SourceHOV were converted into our common stock (“Common Stock”), presented as a recapitalization, and the net assets of Quinpario were acquired at historical cost, with no goodwill or other intangible assets recorded. The acquisition of Novitex was treated as a business combination under ASC 805 and was accounted for using the acquisition method. The strategic combination of SourceHOV and Novitex formed Exela, which is one of the largest global providers of information processing solutions based on revenues.

On July 25, 2022, we effected a one-for-twenty reverse split of our issued and outstanding shares of our Common Stock. At the effective time of the reverse split, every twenty (20) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. Our Common Stock began trading on The Nasdaq Capital Market on a Reverse Stock Split-adjusted basis on July 26, 2022. There was no change in our ticker symbol as a result of the Reverse Stock Split. All information related to Common Stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Our Segments

Our three reportable segments are Information & Transaction Processing Solutions (“ITPS”), Healthcare Solutions (“HS”), and Legal & Loss Prevention Services (“LLPS”). These segments are comprised of significant strategic business units that align our transaction processing and enterprise information management products and services with how we manage our business, approach our key markets and interact with our customers based on their respective industries.

ITPS: Our largest segment, ITPS, provides a wide range of solutions and services designed to aid businesses in information capture, processing, decisioning and distribution to customers primarily in the financial services, commercial, public sector and legal industries. Our major customers include many leading banks, insurance companies, and utilities, as well as hundreds of federal, state and local government entities. Our ITPS offerings enable companies to increase availability of working capital, reduce turnaround times for application processes, increase regulatory compliance and enhance consumer engagement.

HS: HS operates and maintains a consulting and outsourcing business specializing in both the healthcare provider and payer markets. We serve the top healthcare insurance payers and hundreds of healthcare providers.

LLPS: Our LLPS segment provides a broad and active array of support services in connection with class action, bankruptcy, labor claims adjudication and employment and other legal matters. Our customer base consists of corporate counsel, government attorneys, and law firms.

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

As of June 30, 2022, we had approximately 17,000 employees globally, with 53% located in Americas and EMEA, and the remainder located primarily in India, the Philippines and China.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $136.6 million and $125.8 million for the three months ended June 30, 2022 and 2021, respectively. We incurred personnel costs of $269.6 million and $265.3 million for the six months ended June 30, 2022 and 2021, respectively. The majority of our personnel costs are variable and incurred only while we are providing our services.

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

Results of Operations

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Change	% Change
Revenue:
ITPS	$190,005	$217,260	$(27,255)	(12.54)%
HS	56,390	56,204	186	0.33%
LLPS	20,375	19,545	830	4.25%
Total revenue	266,770	293,009	(26,239)	(8.96)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	156,704	156,669	35	0.02%
HS	45,719	38,973	6,746	17.31%
LLPS	14,854	13,438	1,416	10.54%
Total cost of revenues	217,277	209,080	8,197	3.92%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	50,195	36,390	13,805	37.94%
Depreciation and amortization	17,993	19,420	(1,427)	(7.35)%
Related party expense	2,186	2,748	(562)	(20.45)%
Operating profit (loss)	(20,881)	25,371	(46,252)	(182.30)%
Interest expense, net	42,271	42,867	(596)	(1.39)%
Debt modification and extinguishment costs (gain), net	8,117	—	8,117	100.00%
Sundry income, net	(741)	(787)	46	(5.84)%
Other expense, net	7,375	651	6,724	1032.87%
Net loss before income taxes	(77,903)	(17,360)	(60,543)	348.75%
Income tax expense	(1,296)	(2,007)	711	(35.43)%
Net loss	$(79,199)	$(19,367)	$(59,832)	308.94%

Revenue

For the three months ended June 30, 2022, our revenue on a consolidated basis decreased by $26.2 million, or 9.0%, to $266.8 million as compared to $293.0 million for the three months ended June 30, 2021. We experienced revenue decline in our ITPS segment of $27.3 million and revenue increases in our HS and LLPS segments of $0.2 million and $0.8 million respectively. Our ITPS, HS, and LLPS segments constituted 71.2%, 21.1%, and 7.6% of total revenue, respectively, compared to 74.1%, 19.2%, and 6.7% for the three months ended June 30, 2021. The revenue changes by reporting segment were as follows:

ITPS— For the three months ended June 30, 2022, revenue attributable to our ITPS segment decreased by $27.3 million, or 12.5% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work with certain customers that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”). In addition, staffing shortages and a network outage (described in Note 1 of the condensed consolidated financial statements) impacted revenue during the quarter. ITPS segment revenue was also impacted adversely by $6.2 million attributable to the depreciation of the Euro and U.K. pound sterling against the U.S. dollar during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

HS— For the three months ended June 30, 2022, revenue attributable to our HS segment increased by $0.2 million, or 0.3% compared to the same period in the prior year primarily driven by higher volumes from our healthcare payer customers.

LLPS— For the three months ended June 30, 2022, revenue attributable to our LLPS segment increased by $0.8 million, or 4.2% compared to the same period in the prior year primarily due to an increase in project based engagements in legal claims administration services.

Cost of Revenue

For the three months ended June 30, 2022, our direct costs increased by $8.2 million, or 3.9%, compared to the three months ended June 30, 2021. Costs in our ITPS segment remained flat despite a 12.5% revenue decrease primarily due to cost inflation and idle production costs due to the network outage. HS segment costs increased by $6.7 million, or 17.3% primarily due to increases in employee-related cost on account of higher headcount (bench costs) to meet our customer forecasts and due to idle production costs due to the network outage. LLPS segment cost of revenue increased by $1.4 million, or 10.5%.

The increase in cost of revenues on a consolidated basis was primarily due to an increase in employee-related costs of $5.0 million, higher infrastructure and maintenance costs of $2.6 million, higher operating costs of $2.9 million and lower pass through costs of $2.5 million.

Cost of revenue as a percentage of revenue for the three months ended June 30, 2022 was 81.4% compared to the 71.4% for the same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses increased by $13.8 million, or 37.9%, to $50.2 million for the three months ended June 30, 2022, compared to $36.4 million for the three months ended June 30, 2021. The increase was primarily attributable to higher employee related costs by $6.6 million, higher legal and professional fees of $4.8 million, higher infrastructure and other costs of $3.1 million, higher travel costs of $0.5 million offset by lower other SG&A expenses of $1.3 million. SG&A expenses increased as a percentage of revenues to 18.8% for the three months ended June 30, 2022 as compared to 12.4% for the three months ended June 30, 2021.

Depreciation & Amortization

Total depreciation and amortization expense was $18.0 million and $19.4 million for the three months ended June 30, 2022 and 2021, respectively. The decrease in total depreciation and amortization expense by $1.4 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Related Party Expenses

Related party expense was $2.2 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively.

Interest Expense

Interest expense was $42.3 million and $42.9 million for the three months ended June 30, 2022 and 2021, respectively.

Sundry Income, net

The net change in sundry income of less than $0.1 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense, net

Other expense, net was $7.4 million for the three months ended June 30, 2022 compared to other expense, net of 0.7 million for the three months ended June 30, 2021. We remeasured our true-up guarantee obligation under the Revolver Exchange as of June 30, 2022 and accrued an additional net $7.4 million of true-up liability based on the market price for the 2026 Notes in Other expense, net.

Income Tax Expense

We had an income tax expense of $1.3 million for the three months ended June 30, 2022 compared with an income tax expense of $2.0 million for the three months ended June 30, 2021. The change in income taxes was primarily attributable to our change in judgment in 2022 related to the realizability of deferred tax assets in certain state and foreign jurisdictions.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Change	% Change
Revenue:
ITPS	$395,012	$449,135	$(54,123)	(12.05)%
HS	112,986	107,297	5,689	5.30%
LLPS	38,170	36,633	1,537	4.20%
Total revenue	546,168	593,065	(46,897)	(7.91)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	320,290	342,171	(21,881)	(6.39)%
HS	92,450	74,791	17,659	23.61%
LLPS	28,041	24,705	3,336	13.50%
Total cost of revenues	440,781	441,667	(886)	(0.20)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	93,235	78,275	14,960	19.11%
Depreciation and amortization	36,205	39,019	(2,814)	(7.21)%
Related party expense	4,173	4,455	(282)	(6.33)%
Operating profit (loss)	(28,226)	29,649	(57,875)	(195.20)%
Interest expense, net	82,031	85,998	(3,967)	(4.61)%
Debt modification and extinguishment costs (gain), net	9,001	—	9,001	100.00%
Sundry income, net	(434)	(574)	140	(24.39)%
Other expense, net	13,534	803	12,731	1585.43%
Net loss before income taxes	(132,358)	(56,578)	(75,780)	133.94%
Income tax expense	(3,797)	(1,989)	(1,808)	90.90%
Net loss	$(136,155)	$(58,567)	$(77,588)	132.48%

Revenue

For the six months ended June 30, 2022, our revenue on a consolidated basis decreased by $46.9 million, or 7.9%, to $546.2 million from $593.1 million for the six months ended June 30, 2021. We experienced revenue decline in ITPS segment and revenue growth in HS and LLPS segments. Our ITPS, HS, and LLPS segments constituted 72.3%, 20.7%, and 7.0% of total revenue, respectively, for the six months ended June 30, 2022, compared to 75.7%, 18.1%, and 6.2%, respectively, for the six months ended June 30, 2021. The revenue changes by reporting segment were as follows:

ITPS— For the six months ended June 30, 2022, revenue attributable to our ITPS segment decreased by $54.1 million, or 12.1% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work from certain customers with revenue that we believe was unpredictable, non-

recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”). In addition, staffing shortages during the six months ended June 30, 2022 and a network outage during the three months ended June 30,2022 impacted revenue during the period. ITPS segment revenue was also impacted adversely by $9.9 million attributable to the depreciation of the Euro and U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2022, compared to the six months ended June 30, 2021

HS— For the six months ended June 30, 2022, revenue attributable to our HS segment increased by $5.7 million, or 5.3% compared to the same period in the prior year primarily due to higher volumes from our new and existing healthcare customers.

LLPS— For the six months ended June 30, 2022, revenue attributable to our LLPS segment increased by $1.5 million, or 4.2% compared to the same period in the prior year primarily due to an increase in project based engagements in legal claims administration services.

Cost of Revenue

For the six months ended June 30, 2022, our cost of revenue decreased by $0.9 million, or 0.2%, compared to the six months ended June 30, 2021. Costs in our ITPS segment decreased by $21.9 million, or 6.4%, primarily attributable to the corresponding decline in revenues. HS segment costs increased by $17.7 million, or 23.6% primarily due to increases in employee-related cost on account of higher headcount (bench costs) to meet our customer forecasts. LLPS segment cost of revenue increased by $3.3 million, or 13.5%. Higher costs due to inflationary pressure during the six months ended June 30, 2022 and idle production costs due to network outage in June impacted both ITPS and HS segments during the six months ended June 30, 2022.

The decrease in cost of revenues on a consolidated basis was primarily due to a decrease in employee-related costs of $2.8 million and lower pass through costs of $4.4 million offset by higher infrastructure and maintenance costs of $1.0 million and higher other operating costs of $5.4 million.

Cost of revenue for the six months ended June 30, 2022 was 80.7% of revenue compared to the 74.5% for the comparable same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses increased $15 million, or 19.1%, to $93.2 million for the six months ended June 30, 2022, compared to $78.3 million for the six months ended June 30, 2021. The increase was primarily attributable to higher employee related costs by $8.2 million, higher travel costs of $1.2 million, higher infrastructure, maintenance and operating costs of $3.4 million, higher legal and professional fees of $3.4 million offset by lower other SG&A expenses of $1.3 million. SG&A expenses increased as a percentage of revenues to 17.1% for the six months ended June 30, 2022 as compared to 13.2% for the six months ended June 30, 2021.

Depreciation & Amortization

Total depreciation and amortization expense was $36.2 million and $39.0 million for the six months ended June 30, 2022 and 2021, respectively. The decrease in total depreciation and amortization expense by $2.8 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Related Party Expenses

Related party expense was $4.2 million for the six months ended June 30, 2022 compared to $4.5 million for the six months ended June 30, 2021.

Interest Expense

Interest expense was $82.0 million for the six months ended June 30, 2022 compared to $86.0 million for the six months ended June 30, 2021.

Debt modification and extinguishment costs (gain), net

The Company recorded a debt extinguishment cost of $9.0 million in connection with partial prepayment of $50.0 million in cash on $100.0 million senior secured revolving facility maturing July 12, 2022 during the six months ended June 30, 2022 and the exit fee paid on the partial prepayment of BRCC Term Loan was treated as a debt extinguishment cost.

Sundry Income, net

The decrease in income by $0.1 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense, net

Other expense, net was $13.5 million for the six months ended June 30, 2022 compared to other expense, net of 0.8 million for the six months ended June 30, 2021. We remeasured our true-up guarantee obligation under the Revolver Exchange as of June 30, 2022 and accrued $13.5 million of true-up liability based on the market price for the 2026 Notes in Other expense, net.

Income Tax Expense

The Company recorded income tax expense of $3.8 million for the six months ended June 30, 2022 and an income tax expense of $2.0 million for the six months ended June 30, 2021. The tax expense for the six months ended June 30, 2022 is higher than the six months ended June 30, 2021 largely due to year-over-year increase in profitability in non-US jurisdictions.

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

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations as our Board of Directors (the “Board”) and management use EBITDA and Adjusted EBITDA to assess our financial performance, because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team. Net loss is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. These non GAAP financial measures are not required to be uniformly applied, are not audited and should not be considered in isolation or as substitutes for results prepared in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021
Net Loss	$(79,199)	$(19,367)
Taxes	1,296	2,007
Interest expense	42,271	42,867
Depreciation and amortization	17,993	19,420
EBITDA	(17,639)	44,927
Optimization and restructuring expenses (1)	6,570	4,928
Transaction and integration costs (2)	8,622	1,350
Non-cash equity compensation (3)	528	593
Other charges including non-cash (4)	24,797	379
Loss/(Gain) on sale of assets (5)	636	(2,138)
Loss/(Gain) on business disposals (6)	—	1,296
Debt modification and extinguishment costs (gain), net	8,117	—
Contract costs (7)	4,826	502
Litigation reserve	—	(925)
Adjusted EBITDA	$36,457	$50,912

1.	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options that vested under the 2018 Stock Incentive Plan.
4.	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
5.	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents a loss/(gain) recognized on the disposal of noncore-business assets.
7.	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
Net Loss	$(136,155)	$(58,567)
Taxes	3,797	1,989
Interest expense	82,031	85,998
Depreciation and amortization	36,205	39,019
EBITDA	(14,122)	68,439
Optimization and restructuring expenses (1)	13,407	10,295
Transaction and integration costs (2)	12,327	5,998
Non-cash equity compensation (3)	845	980
Other charges including non-cash (4)	38,030	12,406
Loss/(Gain) on sale of assets (5)	522	(2,440)
Loss/(Gain) on business disposals (6)	—	1,296
Debt modification and extinguishment costs (gain), net	9,001	—
Loss/(Gain) on derivative instruments (7)	—	(125)
Contract costs (8)	12,577	1,454
Litigation reserve	—	(925)
Adjusted EBITDA	$72,587	$97,378

1.	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
2.	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
3.	Represents the non-cash charges related to restricted stock units and options that vested during the year under the 2018 Stock Incentive Plan.
4.	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
5.	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
6.	Represents a loss/(gain) recognized on the disposal of noncore-business assets.
7.	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
8.	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

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

At June 30, 2022, cash and cash equivalents totaled $93.2 million including restricted cash of $42.9 million. We also had borrowing capacity of up to $51.0 million under our BRCC Revolver which, the Company anticipates, will become fully available in the course of 2022, of which $12.5 million was drawn by the Company as of June 30, 2022.

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of June 30, 2022, our working capital deficit amounted to $290.3 million an increase of $70.3 million as compared to working capital deficit of $220.0 million as of December 31, 2021. This increase in working capital deficit is primarily a result of decreases in accounts receivables due to sale of accounts receivables and increases in accrued interest, accounts payable, and obligation for claim payment.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments and taxes. Specifically, $68.8 million of BRCC Term Loan and $12.5 million outstanding under the BRCC Revolver both mature in June 2023. Also, maturing in July 2023 are $22.8 million aggregate principal amount of the 2023 Notes and $82.9 million aggregate principal amount of the Term Loans. The Company’s Term Loans also require us to make periodic principal repayments. In addition, we are carrying a net accrued liability of $26.0 million for the true-up obligation for the Revolver Exchange which we expect to settle over the next twelve months. See Note 5 - Long-Term Debt and Credit Facilities, Note 7 - Employee Benefit Plans, and Note 8- Commitments and Contingencies to our condensed consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.

We currently expect to spend approximately $15.0 to $20.0 million on total capital expenditures over the next twelve months. We will continue to evaluate additional capital expenditure needs that may arise due to changes in the business model. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives, applications or technologies, operation centers and acquisition of complementary businesses, which may require the use of significant cash resources and/or additional financing.

As of June 30, 2022 and in comparison to December 31, 2021, the Company has reduced debt by $149.8 million, including liabilities accrued for the Appraisal Action. With an objective to increase free cash flows and in order to maintain sufficient liquidity to support profitable growth, the Company is pursuing further reduction in debt and repricing of existing debt. The Company will continue to pursue the sale of certain non-core businesses that are not central to the Company’s long-term strategic vision and invest in acquisition of businesses that enhance the value proposition. The Company also plans to take further action to raise additional funds in the debt and equity capital markets. Based on our experience with the at-the-market programs and our knowledge of the Company and the financial market, we believe that we will be able to raise those additional funds. There can be no assurances, however, that any of these initiatives will be consummated or will achieve its desired result.

On March 26, 2020, the Delaware Court of Chancery entered a judgment against one of our subsidiaries in the amount of $57.7 million inclusive of costs and interest arising out of the petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (pursuant to which former stockholders of SourceHOV sought, among other things, a determination of the fair value of their 10,304 SourceHOV shares at the time of the Novitex Business Combination) (the “Appraisal Action”). On December 31, 2021, we agreed to settle the Appraisal Action along with a separate case brought by the same plaintiffs for $63.4 million. Accordingly as of December 31, 2021, the Company accrued a liability of $63.4 million for these matters, of which $47.1 million had been paid as of June 30, 2022, with no amount remaining to be paid as of the date of this report.

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

On December 17, 2020, certain subsidiaries of the Company entered into a $145.0 million securitization facility with a five year term (the “Securitization Facility”). On December 17, 2020 the Company made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay previous securitization facility, which terminated on such date. The Company used the remaining proceeds for general corporate purposes. On June 17, 2022, the Company repaid in full the loans outstanding under the Securitization Facility. The aggregate outstanding principal amount of loans under the Securitization Facility as of such date was approximately $91.9 million.

On March 15, 2021, the Company, entered into a securities purchase agreement with certain accredited institutional investors pursuant to which the Company issued and sold to ten accredited institutional investors in a private placement an aggregate of 486,591 unregistered shares of the Company’s Common Stock at a price of $55.0 per share and an equal number of warrants, generating gross proceeds to the Company of $26.8 million. Cantor Fitzgerald acted as underwriter in connection with such sale of unregistered securities and received a placement fee of 5.5% of gross proceeds in connection with such service. In selling the shares without registration, the Company relied on exemptions from registration available under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. Each private placement warrant entitles the holder to purchase one share of Common Stock, will be exercisable at an exercise price of $80.00 per share beginning on September 19, 2021 and will expire on September 19, 2026.

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

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100.0 million (“Common ATM Program–1”)	May 28, 2021 through July 1, 2021	2,471,185	$40.164	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150.0 million (“Common ATM Program–2”)	June 30, 2021 through September 2, 2021	2,879,023	$52.069	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through March 31, 2022	16,743,797	$14.931	$250.0 million	$241.0 million
Prospectus supplement dated May 23, 2022 with an aggregate offering price of up to $250.0 million (“Common ATM Program–4”)	May 24, 2022 through June 30, 2022	18,189,580	$3.199	$58.2 million	$56.4 million

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its accounts receivable securitization facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiaries ("SPEs") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. On June 17, 2022, the Company sold $85.0 million of its accounts receivable and used the whole proceeds from this sale to repay part of the borrowings from the Securitization Facility (as discussed above).

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by (used in) operating activities	$26,140	$(45,988)	$72,128
Net cash used in investing activities	(12,246)	(66)	(12,180)
Net cash provided by financing activities	31,627	23,662	7,965
Subtotal	45,521	(22,392)	67,913
Effect of exchange rates on cash	(404)	(53)	(351)
Net increase (decrease) in cash and cash equivalents	45,117	(22,445)	67,562

Analysis of Cash Flow Changes between the six months ended June 30, 2022 and June 30, 2021

Operating Activities—The increase of $72.3 million in net cash provided by operating activities for the six months ended June 30, 2022 was primarily due to sale of accounts receivable, cash inflow from accounts payable and accrued liabilities and reduction in cash outflow for interest payments. This cash inflow is despite $45.5 million payment for the Appraisal Action made during the six months ended June 30, 2022. This increase in cash provided by operating activities was partially offset by lower cash provided by lower revenue and higher cash outflow on employees-related investments on account of higher headcount (bench costs) to meet our customer forecasts.

Investing Activities—The increase of $12.4 million in net cash used in investing activities for the six months ended June 30, 2022 was primarily due to higher additions to property, plant and equipment, patents and development of internal software in 2022 offset by cash proceeds received from asset sales. Property additions were primarily related to a purchase of the Company’s Irish headquarters in Dublin, Ireland.

Financing Activities— Cash provided by financing activities during the six months ended June 30, 2022 was $31.6 million, primarily as a result of $170.9 million of net proceeds from equity offerings and $51.0 million of net proceeds from the issuance of 2026 Notes offset by repayments of our senior secured revolving facility, Securitization Facility and BRCC Facility of $188.1 million.

Cash provided by financing activities during the six months ended June 30, 2021 was $23.7 million, primarily as a result of $42.4 million of net proceeds from equity offerings and $7.8 million borrowings from senior secured revolving facility and other loans offset by $20.8 million of repayments on our loans and $5.6 million of finance lease obligation payments.

Indebtedness

In connection with the Novitex Business Combination, we acquired debt facilities and issued notes totaling $1.4 billion. Proceeds from the indebtedness were used to pay off credit facilities existing immediately before the Novitex Business Combination.

Senior Credit Facilities

On July 12, 2017, subsidiaries of the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility that matured on July 12, 2022 (the “Revolving Credit Facility”).

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

The Term Loans bear interest at a rate per annum of, at the borrower’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans. The Term Loans will mature on July 12, 2023. As of June 30, 2022, the interest rate applicable for the first lien senior secured term loan was 7.5%.

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

On December 9, 2021, in a separate transaction referred to here as the “Private Exchange” (as distinguished from the “Public Exchange” described below), subsidiaries of the Company agreed with three (3) of their Term Loan lenders to exchange $212.1 million of Term Loans under the Credit Agreement for $84.3 million in cash and in $127.8 million principal amount of new 11.500% First-Priority Senior Secured Notes due 2026 (the “2026 Notes”). In connection with the Private Exchange, the exchanging lenders provided consents to amend the Credit Agreement to (i) eliminate all affirmative covenants, (ii) eliminate all negative covenants and (iii) eliminate certain events of default (other than events of default relating to payment obligations).

As a result of the Private Exchange, repurchases (as discussed below) and periodic principal repayments, $82.9 million aggregate principal amount of the Term Loans maturing July 12, 2023 remains outstanding as of June 30, 2022.

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

The Exchange Notes are subject to a guarantee in the form of a true-up mechanism whereby the Company is responsible to make a payment to the holders of the Exchange Notes to true-up the shortfall below certain agreed thresholds if holders of the Exchange Notes sell their notes at a price below that threshold during agreed periods in 2022. As of June 30, 2022, there was a net accrued liability of $26.0 million for the true-up obligation included in Accrued liabilities on the condensed consolidated balance sheet after adjusting $5.0 million of true-up advance paid for this liability during the second quarter of 2022.

Senior Secured 2023 Notes

Upon the closing of the Novitex Business Combination on July 12, 2017, subsidiaries of the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 10.0% per year. We pay interest on the 2023 Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The 2023 Notes are jointly and severally, irrevocably and unconditionally guaranteed by the nearly all of Company’s U.S. subsidiaries, on a senior basis, as a primary obligors and not merely as a sureties. The 2023 Notes mature on July 15, 2023.

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

As of the expiration time of the Public Exchange, $912,660,000 aggregate principal amount, or approximately 91.3%, of the 2023 Notes had been validly tendered pursuant to the Public Exchange. On December 9, 2021, upon the settlement of the Public Exchange, $662,660,000 aggregate principal amount of the 2026 Notes were issued and an aggregate $225.0 million in cash (plus accrued but unpaid interest) was paid to participating holders in respect of the validly tendered 2023 Notes.

As a result of the Public Exchange and repurchases (as discussed below), $22.8 million aggregate principal amount of the 2023 Notes remains outstanding as of June 30, 2022.

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

Senior Secured 2026 Notes

As of December 31, 2021, subsidiaries of the Company had $795.0 million aggregate principal amount of the 2026 Notes outstanding including $790.5 million in aggregate principal amount issued under the Public Exchange and Private Exchange transactions described above.

During the six months ended June 30, 2022, subsidiaries of the Company sold $84.5 million in aggregate of principal amount of the 2026 Notes generating net proceeds of $51.0 million. On March 18, 2022, the subsidiaries of the Company issued $50.0 million of the 2026 Notes to satisfy the exchange obligation under the Revolver Exchange. The 2026 Notes are guaranteed by certain subsidiaries of the Company. The 2026 Notes bear interest at a rate of 11.5% per year. We will pay interest on the 2026 Notes on January 15 and July 15 of each year, commencing on July 15, 2022. The 2026 Notes mature on July 12, 2026.

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

As of June 30, 2022, subsidiaries of the Company had $48.2 million and $30.0 million of principal amount of 2026 Notes placed as collateral (the “Collateral Notes”) for the remaining payment obligation under the Appraisal Action settlement and the true-up obligation under the Revolver Exchange, respectively.

$929.5 million aggregate principal amount of 2026 Notes were outstanding as of June 30, 2022.

Repurchases

In July 2021 we commenced a debt buyback program to repurchase 2023 Notes and senior secured term loans under the Credit Agreement, which remains in place. During the year ended December 31, 2021, we repurchased $64.5 million of the outstanding principal amount of our 2023 Notes for a net cash consideration of $48.4 million. During the year ended December 31, 2021, we also repurchased $40.0 million of outstanding principal amount of Term Loans for a net cash consideration of $22.8 million. These repurchases resulted in an early extinguishment of the repurchased 2023 Notes and senior secured term loans. The Company did not repurchase any senior secured term loans, 2023 Notes or 2026 Notes during the six months ended June 30, 2022.

BRCC Facility

On November 17, 2021, GP2 XCV, LLC, a subsidiary of the Company (“GP2 XCV"), entered into a borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company was able to borrow an original principal amount of $75.0 million, which was later increased to $115.0 million as of December 7, 2021 (as the same may be amended from time to time, the “BRCC Term Loan”). On June 30, 2022, GP2 XCV entered into an amendment to the borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company will be able to borrow up to $51.0 million under a separate revolving loan (the “BRCC Revolver”, collectively with BRCC Term Loan, the “BRCC Facility”).

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

During the six months ended June 30, 2022, we repaid $46.2 million of outstanding principal amount under the BRCC Term Loan along with $1.4 million of exit fees. As of June 30, 2022, there were borrowings of $68.8 million and $12.5 million outstanding under the BRCC Term Loan and BRCC Revolver, respectively, maturing June 10, 2023. There was no availability under the BRCC Revolver as of June 30, 2022.

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

The documentation for the Securitization Facility included (i) a Loan and Security Agreement (the “Securitization Loan Agreement”), dated as of December 10, 2020, by and among Exela Receivables 3, LLC (the “Securitization Borrower”), a wholly-owned indirect subsidiary of the Company, the lenders (each, a “Securitization Lender” and collectively the “Securitization Lenders”), Alter Domus (US), LLC, as administrative agent (the “Securitization Administrative Agent”) and the Company, as initial servicer, pursuant to which the Securitization

Lenders will make loans to the Securitization Borrower to be used to purchase receivables and related assets from the Securitization Parent SPE (as defined below), (ii) a First Tier Receivables Purchase and Sale Agreement (the, dated as of December 17, 2020, by and among Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE”), a wholly-owned indirect subsidiary of the Company, and certain other indirect, wholly-owned subsidiaries of the Company listed therein (collectively, the “Securitization Originators”), and the Company, as initial servicer, pursuant to which each Securitization Originator has sold or contributed and will sell or contribute to the Securitization Parent SPE certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Parent SPE, (iii) a Second Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among, the Securitization Borrower, the Securitization Parent SPE and the Company, as initial servicer, pursuant to which Securitization Parent SPE has sold or contributed and will sell or contribute to the Securitization Borrower certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Borrower, (iv) the Sub-Servicing Agreement, dated as of December 17, 2020, by and among the Company and each Securitization Originator, (v) the Pledge and Guaranty, dated as of the December 10, 2020, between the Securitization Parent SPE and the Administrative Agent, and (vi) the Performance Guaranty, dated as of December 17, 2020, between the Company, as performance guarantor, and the Securitization Administrative Agent (and together with all other certificates, instruments, UCC financing statements, reports, notices, agreements and documents executed or delivered in connection with the Securitization Loan Agreement, the “Securitization Agreements”). On April 11, 2021, the Company amended the Securitization Loan Agreement and agreed to, among other things, extend the option to contribute inventory and intellectual property to the borrowing base from April 10, 2021 to September 30, 2021 (which did not occur).

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

On June 17, 2022, the Company repaid in full the loans outstanding under the Securitization Facility. The aggregate outstanding principal amount of loans under the Securitization Facility as of such date was approximately $91.9 million. The early termination of the Securitization Facility triggered a prepayment premium of $2.7 million and required payment of approximately $0.5 million and $1.3 million in respect of accrued interest and fees, respectively. All obligations under the Securitization Facility (other than contingent indemnification obligations that expressly survive termination) terminated upon repayment. The Securitization Facility was replaced by the Amended Receivables Purchase Agreement described below.

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (the "Amended Receivables Purchase Agreement") under its accounts receivable securitization facility among certain of the Company's subsidiaries, its wholly-owned, "bankruptcy remote" special purpose subsidiaries ("SPEs") and certain global financial institutions ("Purchasers"). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. On

June 17, 2022, the Company sold $85.0 million of its accounts receivable and used the whole proceeds from this sale to repay part of the borrowings from the Securitization Facility (as discussed above). These sales were transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company's condensed consolidated balance sheet. The Company de-recognized $85.0 million of accounts receivable under this agreement through June 30, 2022. Unsold accounts receivable of $46.0 million were pledged by the SPEs as collateral to the Purchasers as of June 30, 2022.

Potential Future Transactions

We may, from time to time explore and evaluate possible strategic transactions, which may include joint ventures, as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, additional funds will likely be required. Subject to applicable contractual restrictions, to obtain such financing, we may seek to use cash on hand, borrowings under our revolving credit facilities, or we may seek to raise additional debt or equity financing through private placements or through underwritten offerings. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all. In addition, pursuant to the Registration Rights Agreement that we entered into in connection with the closing of the Novitex Business Combination, certain of our stockholders may have the right to demand underwritten offerings of our Common Stock. We may from time to time in the future explore, with certain of those stockholders the possibility of an underwritten public offering of our Common Stock held by those stockholders. There can be no assurance as to whether or when an offering may be commenced or completed, or as to the actual size or terms of the offering.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At June 30, 2022, we had $1,144.5 million of principal amount of debt outstanding, with a weighted average interest rate of 11.2%. Interest is calculated under the terms of our credit agreements based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $11.4 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swapped out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018, but expired in January 2021.

The interest rate swap, which was used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative were recorded directly to other expense (income), net. Other expense (income), net includes a gain of $0.1 million related to changes in the fair value of the interest rate swap for the six months ended June 30, 2021.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our contracts are denominated in currencies of major industrial countries.

Market Risk

We are exposed to market risks primarily from changes in interest rates and foreign currency exchange rates. We do not use derivatives for trading purposes, to generate income or to engage in speculative activity.

Item 4. Internal Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Executive Chairman and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting that are described in our Annual Report.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our Executive Chairman and Chief Financial Officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report, in conformity with U.S. generally accepted accounting principles.

Remediation

As previously described in Part II—Item 9A – Controls and Procedures of our Annual Report, we continue to implement a remediation plan to address the material weaknesses mentioned above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The petitioners filed several additional actions to recognize or collect the Appraisal Action judgment against SourceHOV, and on December 31 2021, SourceHOV agreed to settle the Appraisal Action, along with all related claims and a separate case brought by the same plaintiffs for $63.4 million. As of August 12, 2022, the Company had paid all of the settlement amount remaining.

Class Action

On March 23, 2020, the Plaintiff, Bo Shen, filed a putative class action against the Company, Ronald Cogburn, the Company’s former Chief Executive Officer, and James Reynolds, the Company’s former Chief Financial Officer. Plaintiff claimed to be a holder of 67 shares of Company stock, purchased on October 4, 2019 at $80.40 per share. Plaintiff asserts two claims covering the purported class period of March 16, 2018 to March 16, 2020: (1) a violation of Section 10(b) and Rule 10b-5 of the Exchange Act against all defendants; and (2) a violation of Section 20(a) of the Exchange Act against Mr. Cogburn and Mr. Reynolds. The allegations stem from the Company’s press release, dated March 16, 2020 (announcing the postponement of the earnings call and delay in filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019), and press release and related SEC filings, dated March 17, 2020 (announcing its intent to restate its financial statements for 2017, 2018 and interim periods through September 30, 2019) and certain other matters. The Company moved to dismiss the case and the Company’s motion was granted in its entirety on June 24, 2021. Plaintiffs filed an amended complaint by the Court’s deadline on August 5, 2021, and the Company moved to dismiss this amended complaint on September 3, 2021, which dismissal was denied on January 21, 2022, permitting the case to move forward. At this time, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to this matter; however, the Company believes it has meritorious defenses and will continue to vigorously assert them.

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

Inquiry

Since May 2020, the Company has received and been responding to various document and information requests from the staff of the SEC in connection with an inquiry relating to the Company’s accounting treatment of the Appraisal Action, as well as the Company’s identification, classification and disclosure of certain related party transactions, both of which were the subject of the above described restatement. In June 2022, the Company reached an agreement in principle with the SEC Staff to resolve the matter. Under the terms of the settlement, the Company would consent, without admitting or denying the SEC’s allegations, to the entry of a cease-and-desist order for violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 13a-1, 13a-13 and 13a-15 thereunder, and the payment of a $175,000 penalty. In addition, the Company’s former Chief Financial Officer would consent, without admitting or denying the SEC’s allegations, to the entry of a cease-and-desist order for causing certain of the Company’s violations of Section 13(a) of the Exchange Act, and the payment of a $10,000 penalty. These settlements are subject to finalization and then approval by the SEC, and there can be no assurance that any settlement will be agreed or approved.

Other

We are, from time to time, involved in other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although our management cannot predict the outcomes of these matters, our management believes these actions will not have a material, adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

The Risk Factor entitled “Cybersecurity issues, vulnerabilities, and criminal activity resulting in a data or security breach could result in risks to our systems, networks, products, solutions and services resulting in liability or reputational damage” in our Annual Report is amended as follows:

Cybersecurity issues, vulnerabilities, and criminal activity resulting in a data or security breach could result in risks to our systems, networks, products, solutions and services resulting in liability or reputational damage.

We collect and retain large volumes of internal and customer data, including personally identifiable information and other sensitive data both physically and electronically, for business purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. Safeguarding customer, employee and our own data is a key priority for us, and our customers and employees have come to rely on us for the protection of their personal information. Augmented vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to our security and the security of our customers, partners, suppliers and third-party service providers, and to the confidentiality, availability and integrity of data owned by us or our customers. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromise of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. Despite protective measures, we may not be successful in preventing security breaches which compromise the confidentiality and integrity of this data, and in June 2022 we experienced a network security incident which required us, among other things, to incur costs to respond to the incident and to limit access to our applications and services by our employees and customers. While an attempt is made to mitigate the risks and effects of any security breach by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain vulnerable to such threats. The risk of such threats may be heightened as a result of the extended period of remote work arrangements occasioned by the COVID-19 pandemic.

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

Furthermore, a compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee or our data. In addition, a cyber-related attack, including the June 2022 network security incident, could result in media reports or customer perceptions of security vulnerabilities and other negative consequences. Fraud, employee negligence, and unauthorized access, including, malfunctions, viruses and other events beyond our control, may lead to the misappropriation or unauthorized disclosure of sensitive or confidential information we process, store and transmit, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information. Any of these events could result in negative consequences, including significant legal and financial exposure, litigation, regulatory intervention, remediation costs, damage to our reputation or loss of confidence in the security of our systems, products and services, and loss of customers and revenue that in each case could adversely affect our business, financial condition or results of operations. We are subject to substantial regulation in this area, including the Gramm-Leach-Bliley Act and HIPAA, as well as various states’ laws, such as the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020 or under the GDPR in Europe. Similarly, regulations such as the Health Information Technology for Economic and Clinical Health Act provisions of the American Recovery and Reinvestment Act of 2009 expand the obligations of “covered entities” and their business associates, including certain mandatory breach notification requirements. In addition to any legal liability, data or security breaches may lead to negative publicity, reputational damage and otherwise adversely affect our business, financial condition and results of our operations.

Except as set forth above and as previously reported in the “Risk Factors” section of our prospectus supplement filed with the SEC on May 23, 2022, there have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” in our Annual Report. The risks described in those Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 10, 2022, John Rexford resigned from the Board of the Company and all committees of the Board, effective immediately. Mr. Rexford did not resign due to any disagreement with the Company on any matter relating to its operations, policies or practices. The Company notified Nasdaq that as a result of John Rexford’s resignation from the Company’s Board, the Company was no longer in compliance with Nasdaq Listing Rule 5605(b)(1), which requires the Company’s Board to be composed of a majority of independent directors.

Pursuant to Nasdaq Listing Rule 5605(b)(1)(A), the Company is entitled to a cure period to regain compliance with Listing Rule 5605(b)(1), which cure period will expire upon (1) the earlier of the Company’s next annual stockholders’ meeting or August 10, 2023; or (2) if the next annual stockholders meeting is held on or before February 6, 2023, then the Company must evidence compliance no later than February 6, 2023.

The Company expects to be compliant with the Board composition requirements of Nasdaq Listing Rule 5605(b)(1) by or before the end of the cure period.

Item 6.Exhibits. Exhibit No.	Description
3.1	Certificate of Decrease of Series A Perpetual Convertible Preferred Stock (1)
3.2	Certificate of Designations, Preferences, Rights and Limitations of Tandem Preferred Stock (1)
3.3	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock (1)
3.4	Third Amended and Restated Bylaws (1)
3.5	Amendment to Bylaws of Exela Technologies, Inc. (3)
3.6	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective July 25, 2022 (4)
3.7	Certificate of Elimination of Special Voting Preferred Stock of Exela Technologies, Inc., effective July 25, 2022 (4)
3.8	Certificate of Increase of Authorized Number of Shares of Tandem Preferred Stock of Exela Technologies, Inc., effective July 25, 2022 (4)
3.9	Certificate of Increase of Authorized Number of Shares of Series B Cumulative Convertible Perpetual Preferred Stock of Exela Technologies, Inc., effective July 25, 2022 (4)
10.1	Subscription, Voting and Redemption Agreement, dated as of May 19, 2022, by and between Exela Technologies, Inc. and GP-HGM LLC (1)
10.2

Amended and Restated Receivables Purchase Agreement, dated as of June 17, 2022, by and among the Seller, the Purchasers, PNC Bank, National Association, as Administrative Agent and the Company, as initial servicer (2)

10.3

First Tier Receivable Purchase and Sale Agreement, dated as of June 17, 2022, by and among Parent SPE, and certain other indirect, wholly-owned subsidiaries of the Company listed therein, and the Company, as initial servicer (2)

10.4

Second Tier Receivables Purchase and Sale Agreement, dated as of June 17, 2022, by and among, the Seller, the Parent SPE and the Company, as initial servicer, pursuant to which Parent SPE has sold or contributed and will sell or contribute to the Seller certain receivables and related assets in consideration for a combination of cash and equity in the Seller (2)

10.5	Amended and Restated Sub-Servicing Agreement, dated as of June 17, 2022, by and among the Company and each Originator (2)
10.6	Amended and Restated Pledge and Guaranty, dated as of the June 17, 2022, between the Parent SPE and the Administrative Agent (2)
10.7	Performance Guaranty, dated as of June 17, 2022, between the Company, as performance guarantor, and the Administrative Agent (2)
10.8	Employment Agreement, dated as of July 26, 2022, between Exela Technologies BPA, LLC and Suresh Yannamani
10.9	Amendment No. 3 to Amended and Restated Secured Promissory Note, dated as of May 9, 2022 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC.
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

32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference from the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on May 19, 2022.
(2)	Incorporated by reference from the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on June 21, 2022.
(3)	Incorporated by reference from the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on June 29, 2022.
(4)	Incorporated by reference from the Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on July 26, 2022.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of August 2022.

EXELA TECHNOLOGIES, INC.

By:	/s/ Par Chadha
Par Chadha
Executive Chairman (Principal Executive Officer)

By:	/s/ Shrikant Sortur
Shrikant Sortur
Chief Financial Officer (Principal Financial and Accounting Officer)