Form 10-K/A
period 2021-12-31
Exela Technologies, Inc.
filed 2022-11-14
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Exela Technologies, Inc. and its consolidated subsidiaries, unless the context otherwise indicates.

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022 (the “Original Report”) and amended on May 2, 2022 to include the Part III information omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. This Amendment is being filed solely to include a restatement of our consolidated balance sheet and financial statement footnotes for the fiscal year ended December 31, 2021 in Part II, Item 8. Financial Statements and Supplementary Data (the “Restatement”) and to make related changes to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 9A. Controls and Procedures.

Except for the one item described below, the Restatement does not have an effect on retained earnings, or other components of equity, net assets or per share amounts disclosed in the Original Report. The Restatement arises from the inclusion of disclosures related to the existence of substantial doubt about the entity’s ability to continue as a going concern under the standards of ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”). The Amendment includes reissued audit reports from KPMG, LLP, the Company’s independent registered public accounting firm, due to the Restatement. As a result of the issuance of an amended audit report including a going concern explanatory paragraph, indebtedness under one the Company’s borrowing facilities would have become current and we reclassified it from long term to current in the restated balance sheet as of December 31, 2021. The Amendment has not been updated to give retroactive effect to the 1-for-20 reverse stock split implemented on July 25, 2022.

In accordance with ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are issued. As required under ASC 205-40, management’s evaluation should initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. In performing this evaluation, as of March 16, 2022, in connection with the Original Report, we concluded that under the standards of ASC 205-40 there were no conditions which raised substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements were issued, and as a result our Original Report did not contain any such disclosures.

However, in re-performing this evaluation as of the date of the Original Report we subsequently determined the need to take into account the potential impact of certain true-up guaranties that we had issued in connection with the Revolving Loan Exchange and Prepayment Agreement dated March 7, 2022, pursuant to which we agreed to exchange $100.0 million of our outstanding revolving credit facility owed by our subsidiary, Exela Intermediate LLC, for (i) $50.0 million in cash, and (ii) $50.0 million of 11.500% First-Priority Senior Secured Notes due 2026 (the “Exchange Notes”), and thereby extinguishing all material near-term non-contingent maturities as of the date of the Original Report. This true-up guaranty created a potential obligation to make a payment to the holders of the Exchange Notes, if the holders were to sell their notes at a price below an agreed threshold during agreed periods in 2022 beginning after April 15, 2022.

Under U.S. generally accepted accounting principles, the Company is required to measure the fair value of the true-up guaranty on the date of issuance, and at the end of each reporting period, and recognize any change in fair value in the Company’s operating results for the current period. In preparing our financial statements for the quarter ended March 31, 2022 (filed with the SEC on Form 10-Q on May 10, 2022), we recognized $17.4 million (the fair value of the true-up obligation as accounted for under ASC 450, Contingencies and ASC 460, Guarantees) as a liability as of March 7, 2022, with an offsetting debit to the original issuance discount of the issued Exchange Notes. As of the date of this Amendment, the true-up guaranty has been satisfied.

The Company did not consider this true-up obligation as part of its going concern assessment for the Original Report, even though it should have given the obligation was incurred prior to the issuance of the financial statements. If it had done so, and considering a history of net losses, net operating cash outflows, working capital deficits, and significant cash payments for interest on our long-term debt, and a decline in financial performance for the first two months of 2022, the Company may not have had sufficient liquidity under its financial model to fund payment of this true-up obligation in addition to its other commitments for the twelve months following the date of the Original Report. Based on this analysis, management has determined that as of the date of the Original Report substantial doubt existed under the standards of ASC 205-40 about the Company’s ability to continue as a going concern for the twelve months following the date of the Original Report, similar to the disclosures the Company made in its quarterly reports on Form 10-Q filed with the SEC for the quarters ended March 31, 2022 and June 30, 2022, respectively.

As previously reported, the Company has undertaken plans to improve its available cash balances, liquidity and cash generated from operations; despite these actions, the Company would need to take further action to raise additional funds in the capital markets or otherwise to fund the true-up guaranty in addition to its other obligations over the period. However, the Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry and considering these factors are outside of the Company’s control, substantial doubt about the Company’s ability to continue as a going concern existed under the standards of ASC 205-40 as of the date of the Original Report. Going concern matters are now more fully discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies of the Consolidated Financial Statements in the Restatement.

The following items have been amended to reflect the Restatement:

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Item was amended to add a descriptive paragraph under the heading “Liquidity and Capital Resources.”

Part II, Item 8. Financial Statements and Supplementary Data

This Item was amended to delete a reference to removing substantial doubt and to add disclosure about the existence of substantial doubt that the entity will continue as a going concern to Note 2, to change classification of one of the Company’s borrowing from noncurrent to current in the consolidated balance sheet and in Note 11, to update the carrying amount and fair value of long-term debt in Note 15, to add Note 21 describing the restatement, and to renumber the Subsequent Event note as Note 22.

Part II, Item 9A. Controls and Procedures

This Item was amended to add references to going concern and subsequent events in the listing of material weaknesses.

In addition, we are filing with this Amendment new certifications of the Company’s Executive Chairman (Principal Executive Officer) and Chief Financial Officer dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Company’s Original Report is being amended or updated by this Amendment, and this Amendment does not purport to reflect any information or events subsequent to the Original Report. This Amendment continues to describe the conditions as of the date of the Original Report, except as expressly described herein, and we have not updated, modified or supplemented the disclosures contained in the Original Report. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the Original Report.

Part I	Omitted
Item 1. Business	Omitted
Item 1A. Risk Factors	Omitted
Item 1B. Unresolved Staff Comments	Omitted
Item 2. Properties	Omitted
Item 3. Legal Proceedings	Omitted
Item 4. Mine Safety Disclosures	Omitted
Part II	Omitted
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Omitted
Item 6. [Reserved]	Omitted
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 7A. Quantitative and Qualitative Disclosure About Market Risk	27
Item 8. Financial Statements and Supplementary Data	28
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Omitted
Item 9A. Controls and Procedures	94
Item 9B. Other Information	Omitted
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection	Omitted
Part III	Omitted
Item 10. Directors, Executive Officers, and Corporate Governance	Omitted
Item 11. Executive Compensation	Omitted
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Omitted
Item 13. Certain Relationships and Related Transactions, and Director Independence	Omitted
Item 14. Principal Accountant Fees and Services	Omitted
Item 15. Exhibit and Financial Statement Schedules	97

[Part I Items 1 through 4 and Part II, Items 5 and 6 intentionally omitted as they are not amended by this Amendment.]

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

Liquidity and Capital Resources

Overview

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements included elsewhere in this Form 10-K were issued (March 16, 2022 for purposes of this disclosure). In connection with the Revolving Loan Exchange and Prepayment Agreement dated March 7, 2022 (referred to in Note 22 of the accompanying financial statements), pursuant to which we agreed to exchange $100.0 million of outstanding Revolving Credit Facility (as defined below) for (i) $50.0 million in cash, and (ii) $50.0 million of 2026 Notes (as defined below) (the “Exchange Notes”), and thereby extinguishing all material near-term non-contingent maturities as of March 16, 2022, we provided a guarantee in the form of a true-up mechanism (the “True-up Guaranty”) whereby the Company is responsible to make a payment to the holders of the 2026 Notes received pursuant such agreement (the “Exchange Notes”), if such holders were to sell their 2026 Notes at a price below certain agreed thresholds during agreed periods during 2022, following April 15, 2022. We recognized $17.4 million (the fair value of the True-up Guaranty as accounted for under ASC 450, Contingencies and ASC 460, Guarantees) as a liability as of March 7, 2022, and if that liability were settled within one year from the date of the Original Report it would raise substantial doubt about our ability to continue as a going concern for one year from the date of the Original Report, when coupled with the following conditions: a history of net losses, net operating cash outflows, working capital deficits, significant cash payments for interest on our long-term debt, a decline in financial performance for the first two months of 2022, and obligations related to the remaining payments for the Appraisal Action. As previously reported, the Company has undertaken plans to improve our available cash balances, liquidity and cash generated from operations; despite these actions, the Company would need to take further action to raise additional funds in the capital markets or otherwise to fund the True-up Guaranty in addition to its other obligations over the period. However, the Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry and considering these factors are outside of the Company’s control, substantial doubt about the Company’s ability to continue as a going concern existed under the standards of ASC 205-40 as of the date of the Original Report. Going concern matters are more fully discussed in Note 2 of the financial statements, Basis of Presentation and Summary of Significant Accounting Policies.

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

On December 17, 2020, certain subsidiaries of the Company entered into a $145.0 million securitization facility with a five year term (the “Securitization Facility”). On December 17, 2020, the Company made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay previous securitization facility, which terminated on such date. The Company used the remaining proceeds for general corporate purposes.

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

Securitization Facilities

On December 17, 2020, certain subsidiaries of Company closed on Securitization Facility with a five year term. The Securitization Facility provided for an initial funding of approximately $92.0 million supported by the receivables portion of the borrowing base and, subject to contribution, a further funding of approximately $53.0 million supported by inventory and intellectual property. On December 17, 2020, we made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay a previous securitization facility and used the remaining proceeds for general corporate purposes.

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

	Year Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019	2018	2017
Statements of Operations Information:
Revenue	$1,166,606	$1,292,562	$1,562,337	$1,586,222	$1,145,891
Cost of revenue (exclusive of depreciation and amortization)	889,095	1,023,544	1,224,735	1,213,403	827,544
Selling, general and administrative expenses (exclusive of depreciation and amortization)	169,781	186,104	198,864	184,908	220,955
Depreciation and amortization	77,150	93,953	100,903	138,077	98,890
Impairment of goodwill and other intangible assets	—	—	349,557	48,127	69,437
Related party expense	9,191	5,381	9,501	12,403	33,431
Operating (loss) income	21,389	(16,420)	(321,223)	(10,696)	(104,366)
Other expense (income), net:
Interest expense, net	168,048	173,878	163,449	155,991	129,676
Debt modification and extinguishment costs (gain)	(16,689)	9,589	1,404	1,067	35,512
Sundry expense (income), net	363	(153)	969	(3,271)	2,295
Other expense (income), net	401	(34,788)	14,429	(3,030)	(1,297)
Net loss before income taxes	(130,734)	(164,946)	(501,474)	(161,453)	(270,552)
Income tax (expense) benefit	(11,656)	(13,584)	(7,642)	(8,353)	61,068
Net loss	(142,390)	(178,530)	(509,116)	(169,806)	(209,484)
Dividend equivalent on Series A Preferred Stock related to beneficial conversion feature	—	—	—	—	(16,375)
Cumulative dividends for Series A Preferred Stock	(1,576)	(1,309)	(3,309)	(3,655)	(2,489)
Net loss attributable to common stockholders	(143,966)	(179,839)	(512,425)	(173,461)	(228,348)
Loss per share:
Basic	(1.22)	(3.66)	(10.55)	(3.52)	(6.53)
Diluted	(1.22)	(3.66)	(10.55)	(3.52)	(6.53)
Weighted average number of shares outstanding (1):
Basic	118,001,162	49,144,429	48,572,979	49,257,696	34,971,461
Diluted	118,001,162	49,144,429	48,572,979	49,257,696	34,971,461
(1)	Excluding in each case the 1,523,578 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action, which were treated as outstanding until they were returned to the Company.

	As of December 31,
	2021
(in thousands)	(Restated)(a)	2020	2019	2018	2017
Balance Sheet Data:
Cash and cash equivalents	$20,775	$68,221	$6,198	$36,206	$39,000
Accounts receivable, net of allowance for doubtful accounts	184,102	206,868	261,400	270,812	229,704
Working capital	(220,002)	(131,446)	(147,056)	(123,502)	(68,634)
Total Assets	1,037,023	1,157,779	1,258,324	1,627,823	1,717,232
Long‑term debt, net of current maturities	1,012,452	1,498,004	1,398,385	1,306,423	1,276,094
Total liabilities	1,703,795	2,084,311	2,001,365	1,869,082	1,769,029
Total stockholders’ deficit	(666,772)	(926,532)	(743,041)	(241,259)	(51,797)
(a)	Long-term debt, net of current maturities was restated due to the Securitization Facility being reclassified as current obligation. See Note 2 of the accompanying financial statements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2022, except for the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to ineffective controls over going concern assessment (including related disclosures, the impact of the going concern assessment on the classification of debt and the impact of subsequent events on such assessment), and subsequent event disclosures, as to which the date is November 14, 2022, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a history of net losses, net operating cash outflows, working capital deficits, and significant cash payments for interest on long-term debt and for contingent liabilities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Correction of a Misstatement

As discussed in Note 21 to the consolidated financial statements, the 2021 financial statements have been restated to correct misstatements.

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

Detroit, Michigan

March 16, 2022, except for the going concern explanatory paragraph and Notes 2, 11, 15, and 21, as to which the date is November 14, 2022

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 16, 2022, except for the going concern explanatory paragraph and Notes 2, 11, 15, and 21, as to which the date is November 14, 2022, expressed an unqualified opinion on those consolidated financial statements.

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

●	The Company did not design, implement and operate effective process-level control activities related to order-to-cash (including revenue, customer deposits, accounts receivable and deferred revenue), leases, going concern assessment (including related disclosures, the impact of the going concern assessment on the classification of debt and the impact of subsequent events on such assessment), and subsequent event disclosures. The deficiencies related to the order-to-cash process also resulted in ineffective general information technology controls due to an incomplete understanding of the risks associated with relevant information technology;
●	The Company did not sufficiently establish structures, reporting lines and appropriate authorities and responsibilities;
●	The Company did not sufficiently attract, develop and retain competent resources and hold them accountable for their internal control responsibilities;
●	Relevant and quality information to support the functioning of internal controls was not consistently generated or used by the Company to support the operation of internal controls;
●	Internal communication of information necessary to support the functioning of internal control was not sufficient.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements.

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

/s/ KPMG LLP

Detroit, Michigan

March 16, 2022, except for the restatement as to the effectiveness of internal control over financial reporting for the material weaknesses related to ineffective controls over going concern assessment (including related disclosures, the impact of the going concern assessment on the classification of debt and the impact of subsequent events on such assessment), and subsequent event disclosures, as to which the date is November 14, 2022

Exela Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

For the years ended December 31, 2021 and 2020

(in thousands of United States dollars except share and per share amounts)

	December 31, 2021
	(Restated)	2020
Assets
Current assets
Cash and cash equivalents	$20,775	$68,221
Restricted cash	27,285	2,088
Accounts receivable, net of allowance for doubtful accounts of $6,049 and $5,647, respectively	184,102	206,868
Related party receivables and prepaid expenses	715	711
Inventories, net	15,215	14,314
Prepaid expenses and other current assets	31,799	31,091
Total current assets	279,891	323,293
Property, plant and equipment, net of accumulated depreciation of $196,683 and $193,760, respectively	73,449	87,851
Operating lease right-of-use assets, net	53,937	68,861
Goodwill	358,323	359,781
Intangible assets, net	244,539	292,664
Deferred income tax assets	2,109	6,606
Other noncurrent assets	24,775	18,723
Total assets	$1,037,023	$1,157,779

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$61,744	$76,027
Related party payables	1,484	97
Income tax payable	3,551	2,466
Accrued liabilities	113,519	126,399
Accrued compensation and benefits	60,860	63,467
Accrued interest	10,075	48,769
Customer deposits	17,707	21,277
Deferred revenue	16,617	16,377
Obligation for claim payment	46,902	29,328
Current portion of finance lease liabilities	6,683	12,231
Current portion of operating lease liabilities	15,923	18,349
Current portion of long-term debts	236,775	39,952
Total current liabilities	591,840	454,739
Long-term debt, net of current maturities	1,012,452	1,498,004
Finance lease liabilities, net of current portion	9,156	13,287
Pension liabilities, net	28,383	35,515
Deferred income tax liabilities	11,594	9,569
Long-term income tax liabilities	3,201	2,759
Operating lease liabilities, net of current portion	41,170	56,814
Other long-term liabilities	5,999	13,624
Total liabilities	1,703,795	2,084,311
Commitments and Contingencies (Note 14)

Stockholders' equity (deficit)
Common Stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 267,646,667 shares issued and 265,194,961 shares outstanding at December 31, 2021 and 51,693,931 shares issued and 49,242,225 shares outstanding at December 31, 2020	37	15
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 2,778,111 shares issued and outstanding at December 31, 2021 and 3,290,050 shares issued and outstanding at December 31, 2020	1	1
Additional paid in capital	838,853	446,739
Less: Common Stock held in treasury, at cost; 2,451,706 shares at December 31, 2021 and December 31, 2020	(10,949)	(10,949)
Equity-based compensation	56,123	52,183
Accumulated deficit	(1,532,428)	(1,390,038)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(7,463)	(7,419)
Unrealized pension actuarial losses, net of tax	(10,946)	(17,064)
Total accumulated other comprehensive loss	(18,409)	(24,483)
Total stockholders’ deficit	(666,772)	(926,532)
Total liabilities and stockholders’ deficit	$1,037,023	$1,157,779

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

2. Basis of Presentation and Summary of Significant Accounting Policies (Restated)

The following is a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements.

Basis of Presentation (Restated)

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

Going Concern

In accordance with ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are issued. As required under ASC 205-40, management’s evaluation should initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

Going Concern Assessment as of March 16, 2022

In performing this evaluation at the original date these financial statements were issued (March 16, 2022), we originally concluded that substantial doubt under the standards of ASC 205-40 did not exist.

Subsequent to the issuance of the original financial statements, we restated our original conclusion and concluded that the following conditions raised substantial doubt about our ability to continue as a going concern as of March 16, 2022: a history of net losses, net operating cash outflows, working capital deficits, significant cash payments for interest on our long-term debt, and a decline in financial performance for the first two months of 2022, in addition to cash obligations related to the remaining payments for the Appraisal Action (described in Note 8) and the True-Up Guaranty described below. Management re-considered the Company’s financial condition and liquidity sources, including funds available, and forecasted future cash flows in light of these obligations due before March 16, 2023.

In connection with the Revolver Exchange Agreement (referred to in Note 22), pursuant to which the Company agreed to exchange $100.0 million of outstanding Revolving Credit Facility (as defined below) for (i) $50.0 million in cash, and (ii) $50.0 million of 2026 Notes (as defined below) (the “Exchange Notes”), and thereby extinguishing all material near-term non-contingent maturities as of the date these financial statements were originally issued, the Company also agreed to make a true up payment to the holders of the Exchange Notes if such holders were to sell their notes at a price below certain agreed thresholds during agreed periods in 2022 beginning after April 15, 2022 (the “True-Up Guaranty”). Following the date these financial statements were originally issued, the Company recognized $17.4 million (the fair value of the true-up obligation as accounted for under ASC 450, Contingencies and ASC 460, Guarantees) as a liability as of March 7, 2022 for the True-Up Guaranty, and if that contingent liability were to settle within one year from March 16, 2022, it would raise substantial doubt about the Company’s ability to continue as a going concern for one year thereafter, when coupled with the other conditions noted in the preceding paragraph.

The Company has undertaken and completed the following plans and actions to improve our available cash balances, liquidity or cash generated from operations:

●	settled Appraisal Action ($40 million having already been paid as of March 16, 2022)
●	completed the Revolver Exchange Agreement (see Note 22);
●	reduced indebtedness by $338.5 million during the year ended December 31, 2021
●	raised proceeds of $128.3 million from the sale of equity and debt during the period of January 1, 2022 to March 16, 2022

Despite these actions, the Company will need to take further action to raise additional funds in the capital markets or otherwise to fund the True-up Guaranty in addition to its other obligations over the one year period from March 16, 2022. In order to access the capital markets, the Company filed or plans to file registration statements providing for the sale of common stock, preferred stock, warrants, debt securities and/or units. Based on the Company’s experience with at-the-market programs and its knowledge of the financial markets, the Company believes that it will be able to raise additional funds from the sale of equity and debt in the future. However, the Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry and considering these factors are outside of the Company’s control, substantial doubt about the Company’s ability to continue as a going concern exists under the standards of ASC 205-40 as of March 16, 2022. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

The Company considered if the impact of the delivery of an audit report from our Independent Registered Public Accountants on the consolidated financial statements of the Company as of and for the year-ended December 31, 2021, inclusive of an explanatory paragraph for going concern would have triggered an event of default under the Securitization Facility (as defined below). While the Company believes it would have received a waiver or clarification of this term from the lender or administrative agent, since that Securitization Facility is no longer in existence, this is not practicable. Accordingly, the Company has revised the indebtedness under this no longer existing Securitization Facility to reflect an increase in the Company’s current portion of long-term debt as of December 31, 2021 by $91.9 million, from $144.8 million to $236.7 million. As this was a revision of the classification of debt that is no longer outstanding, was in fact not accelerated by the lender, and has no other practical implications for the Company, we did not adjust these amounts in our consolidated financial statements in our quarterly report for the quarter ended March 31, 2022. If the Company had done so, the Company’s current portion of long-term debt as of March 31, 2022 would have increased by $91.9 million, from $138.7 million to $230.6 million.

We also considered the impact of the delivery of such an audit report to other debt agreements where the lender might purport to have “subjective acceleration” rights, as described in ASC 470. We deemed it reasonably possible, but not probable, that those acceleration rights would be exercised. Accordingly, we did not make any adjustments to the classification of those respective long-term debts. If we had done so, the current portion (as restated) of our long-term debt as of December 31, 2021 would have been increased by $115.0 million, from $236.7 million to $351.7 million.

Going Concern Evaluation as of November 14, 2022

As of the date these restated financial statements were issued (November 14, 2022), considering the continuance of certain of the conditions that raised substantial doubt about our ability to continue as a going concern noted above and the maturities of certain debt instruments within one year from the date the restated financial statements are issued (which maturities were not included in the assessment as of March 16, 2022), the Company concluded that substantial doubt about the Company’s ability to continue as a going concern still exists as of November 14, 2022 under the standards of ASC 205-40.

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

Obligation for Claim Payment

As part of the Company’s legal claims processing service, the Company holds cash for various settlement funds. Some of the cash is used to pay tax obligations and other liabilities of the settlement funds. The Company has recorded a liability for the settlement funds received, which is included in Obligation for claim payment in the consolidated balance sheets, of $46.9 million and $29.3 million at December 31, 2021 and 2020, respectively.

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

Goodwill

Goodwill represents the excess purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations. Goodwill is generally allocated to reporting units based upon relative fair value (taking into consideration other factors such as synergies) when an acquired business is integrated into multiple reporting units. The Company’s reporting units are at the operating segment level, for which discrete financial information is prepared and regularly reviewed by management. When a business within a reporting unit is disposed of, goodwill is allocated to the disposed business using the relative fair value method.

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

The Company’s objective in using interest rate derivatives was to manage its exposure to variable interest rates related to its term loans under the Credit Agreement. In order to accomplish this objective, in November 2017, the

Company entered into a three year, one-month LIBOR interest rate contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of such term loans. The swap contract swapped out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% paid semi-annually starting January 12, 2018.

There is no open swap position as of December 31, 2021 as the existing interest rate swap contract expired in January 2021. The following table summarizes the Company’s interest rate swap positions as of December 31, 2020:

		December 31, 2020
Effective	Maturity	(In Millions)	Weighted Average
date	date	Notional Amount	Interest Rate
1/12/2018	1/12/2021	$328.1	1.9275%

The interest rate swap, which was used to manage the Company’s exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, the change in the fair value of the derivative was recorded directly in other income (expense), net. Other income (expense), net includes a gain of $0.1 million and $0.4 million related to the change in fair value of the interest rate swap for the years ended December 31, 2021 and 2020, respectively. The fair value of the interest rate swap was recorded in the accrued liabilities on the consolidated balance sheet.

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

Leases

The Company determines if a contract is, or contains, a lease at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company’s consolidated balance sheet. Finance leases are included in property, plant and equipment, current portion of finance lease liabilities and finance lease liabilities, net of current portion in the Company’s consolidated balance sheet.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, ROU assets include initial direct costs incurred by the lessee as well as any lease payments made at or before the commencement date, and exclude lease incentives. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of one year or less are not recorded on the balance sheet.

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

The Company engages in transactions (i.e. acquisitions) in which the tax consequences may be subject to uncertainty and examination by the varying taxing authorities. Therefore, judgment is required by the Company in assessing and estimating the tax consequences of these transactions. While the Company’s tax returns are prepared and based on the Company’s interpretation of tax laws and regulations, in the normal course of business the tax returns are subject to examination by the various taxing authorities. Such examinations may result in future assessments of additional tax, interest and penalties. For purposes of the Company’s income tax provision, a tax benefit is not recognized if the tax position is not more likely than not to be sustained based solely on its technical merits. Considerable judgment is involved in determining which tax positions are more likely than not to be sustained. Refer to Note 12 – Income Taxes for further information.

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

The components of basic and diluted EPS are as follows. All shares and per share amounts for the years 2020 and 2019 have been adjusted for a one share-for-three shares reverse stock split which took effect on January 26, 2021:

	Year Ended December 31,
	2021	2020	2019
Net loss attributable to common stockholders (A)	$(143,966)	$(179,839)	$(512,425)
Weighted average common shares outstanding – basic and diluted (B)	118,001,162	49,144,429	48,572,979
Loss Per Share:
Basic and diluted (A/B)	$(1.22)	$(3.66)	$(10.55)

The weighted average common shares outstanding – basic and diluted, in the table above, exclude in each case the 1,523,578 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action (as defined and described further in Note 14 below) which became treasury stock, but which were included in the number of shares of Common Stock outstanding as of December 31, 2019.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) no. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes, for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. It also clarifies certain aspects of the existing guidance to promote more consistent application, among other things. The adoption had no material impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures.

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

11. Long-Term Debt and Credit Facilities (Restated)

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

BRCC Facility

On November 17, 2021, GP2 XCV, LLC, a subsidiary of the Company (“GP2 XCV”), entered into a borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company was able to borrow an original principal amount of $75.0 million, which was later increased to $115.0 million as of December 7, 2021 (as the same may be amended from time to time, the “BRCC Facility”). The BRCC Facility is secured by a lien on all the assets of GP2 XCV and by a pledge of the equity of GP2 XCV. GP2 XCV is a bankruptcy-remote entity and as such its assets are not available to other creditors of the Company or any of its subsidiaries other than GP2 XCV. The BRCC Facility will mature on March 31, 2023. Interest under the BRCC Facility accrues at a rate of 11.5% per annum and is payable quarterly on the last business day of each March, June, September and December. The purpose of this facility was to fund certain repurchases of senior secured term loan under the Credit Agreement and to provide funding of Public Exchange transaction and Private Exchange transaction as discussed above. As of December 31, 2021, there were borrowings of $115.0 million outstanding under the BRCC Facility. As of December 31, 2021, the Company was in compliance with all covenants required under the BRCC Facility.

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

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are identified as VIEs and consolidated into the Company’s financial statements following VIE consolidation model under ASC 810. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bears interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%. As of December 31, 2021, there were borrowings of $91.9 million outstanding under the Securitization Facility. As result of the issuance of the amended audit report (as described in Note 2), the Company determined that the amount owed under this Securitization Facility would become current and accordingly we restated it from noncurrent to current classification in the restated balance sheet as of December 31, 2021.

Long-Term Debt Outstanding

As of December 31, 2021 and 2020, the following long-term debt instruments were outstanding:

	December 31,
	2021	December 31,
	(Restated)	2020
Other (a)	$29,296	37,653
Term loan under first lien credit agreement (b)	89,585	343,597
Senior secured 2023 notes I	22,616	984,216
Senior secured 2026 notes (d)	801,306	—
Secured borrowings under BRCC Facility	115,000	—
Secured borrowings under Securitization Facility	91,947	91,947
Revolver	99,477	80,543
Total debt	1,249,227	1,537,956
Less: Current portion of long-term debt	(236,775)	(39,952)
Long-term debt, net of current maturities	$1,012,452	$1,498,004
(a)	Other debt represents outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company.

(b)	Net of unamortized original issue discount and debt issuance costs of $0.8 million and $2.8 million as of December 31, 2021 and $4.8 million and $17.1 million as of December 31, 2020.
(c)	Net of unamortized original issue discount and debt issuance costs of $0.2 million and $0.1 million as of December 31, 2021 and $11.3 million and $4.5 million as of December 31, 2020.
(d)	Net of unamortized debt exchange premium and carried forward debt issuance costs of $15.4 million and $9.0 million as of December 31, 2021.

As of December 31, 2021, maturities of long-term debt are as follows:

Maturity
(Restated)
2022	$236,775
2023	211,988
2024	3,005
2025	—
2026	794,952
Thereafter	—
Total long-term debt	1,246,720
Less: Unamortized discount and debt issuance costs	2,507
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

Beginning in 2018, the TCJA also subjects a U.S. shareholder of a controlled foreign corporation to current tax on certain payments from corporations subject to U.S. tax to related foreign persons, also referred to as base erosion and anti-abuse tax (“BEAT”). The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company has recorded no tax liability related to BEAT for the years ended December 31, 2021 and 2020.

On March 27, 2020, Congress enacted the Coronavirus Aid Relief and Economic Security Act (“CARES Act”), in response to the COVID-19 pandemic. The CARES Act contain numerous income tax provisions, including refundable payroll tax credits, 100% utilization of net operating loss (NOL) for taxable income in 2018, 2019 and 2020, 5 years NOL carryback from 2018, 2019 and 2020, interest limitation increase to 50% adjusted taxable income from 30% for tax years beginning January 1, 2019 and 2020, and immediate deduction on qualified improvement costs instead of depreciating them over 39 years. The Company has benefited from the increase of 50% adjusted taxable income limitation on net interest expense deduction, as well as the refundable payroll tax credit for the year ended December 31, 2020.

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

Section 382 of the Code, limits the amount of U.S. tax attributes (net operating losses and tax credit carryforwards) following a change in ownership. The Company has determined that for the purpose of these provisions an ownership change occurred under Section 382 on April 3, 2014 and October 31, 2014 for BancTec, Inc. and its subsidiaries and RC4Capital, LLC and its subsidiaries (collectively, the “Pangea Group”) and on October 31, 2014 for the historic SourceHOV group (the “2014 Reorganization”). The Section 382 limitations significantly limit the pre-acquisition Pangea Group net operating losses. Accordingly, upon the October 31, 2014 change in control, most of the historic Pangea Group federal net operating losses were limited and a valuation allowance has been established against the related deferred tax assets. With regard to Pangea Group’s foreign subsidiaries, it was determined that most deferred tax assets are not likely to be realized and valuation allowances have been established. The Section 382 limit that applied to the historic SourceHOV group is greater than the net operating losses and tax credits generated in the predecessor periods. For the year ended December 31, 2021, the Company determined an ownership change occurred on March 15, 2021 and another successive ownership change occurred on December 8, 2021. The Company can increase its annual Section 382 limitation for the amount of recognized built-in gain (“RBIG”) pursuant to the application of Notice 2003-65. The Company determined the annual Section 382 limitation should enable the Company to utilize all its NOL and credit carryforwards, therefore, no additional valuation allowances were established relating to Section 382 limitations other than the pre-2014 Section 382 limitations that applied.

Under the debt buy-back program and debt exchange transaction a substantial amount of the Company’s debt was extinguished. Absent an exception, a debtor recognizes cancellation of debt income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than the outstanding debt. The Internal Revenue Code of 1986, as amended, (the Code), provides that a debtor may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of CODI. For the year ended December 31, 2021, the Company excluded $147.1 million of CODI from taxable income and reduced the gross U.S. federal net operating loss by the corresponding amount.

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

The Company adopted the provision of accounting for uncertainty in income taxes in ASC Topic 740. ASC 740 clarifies the accounting for uncertain tax positions in the Company’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on tax returns. The total amount of unrecognized tax benefits, exclusive of interest and penalties, is $2.1 million, $1.8 million and $4.3 million at December 31, 2021, 2020 and 2019, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2021, 2020 and 2019 are $0.8 million, $0.7 million and $0.7 million, respectively, of tax benefits that, if recognized would benefit the effective tax rate. Total accrued interest and penalties recorded on the Consolidated Balance Sheet were $2.4 million, $2.1 million and $2.1 million at December 31, 2021, 2020 and 2019, respectively. The total amount of interest and penalties recognized in the consolidated statement of operations during the years ended December 31, 2021, 2020 and 2019 was $(0.3) million, $(0.0) million and $(0.2) million, respectively.

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

Valuation

The Company uses the corridor approach and projected unit credit method in the valuation of its defined benefit plans for the UK, Germany, and Norway respectively. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over 15 years. Similarly, the Company used the Projected Unit Credit Method for the German Plan, and evaluated the assumptions used to derive the related benefit obligations consisting primarily of financial and demographic assumptions including commencement of employment, biometric decrement tables, retirement age, staff turnover. The projected unit credit method determines the present value of the Company’s defined benefit obligations and related service costs by taking into account each period of service as giving rise to an additional unit of benefit entitlement and measures each unit separately in building up the final obligation. Benefit is attributed to periods of service using the plan’s benefit formula, unless an employee’s service in later years will lead to a materially higher of benefit than in earlier years, in which case a straight-line basis is used.

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

Adverse Arbitration Order

In April 2020, one of the Company’s Nordic subsidiaries commenced an arbitration in Finland against a customer alleging breach of contract and other damages in connection with an outsourcing services agreement and transition services agreement executed in 2017. In September 2020, the customer submitted counterclaims against the Company in an aggregate amount in excess of €10.0 million. Following an expedited arbitration, in late November 2020, the arbitrator awarded the customer approximately $13.0 million in the aggregate for the counterclaimed damages and costs. The Company filed an application to annul the award in late January 2021 with the relevant court asserting, among other bases, that the arbitrator violated due process and procedural rules by disallowing the Company’s witness and expert testimony and maintaining the expedited format following the assertion of significant counterclaims which would ordinarily have required the application of normal rather than expedited rules. On May 28, 2021, the parties entered into a settlement agreement resolving this dispute for a total of $8.8 million including the reimbursement of certain third party charges. The Company had accrued a liability balance of $9.7 million for this matter as of the settlement date. Accordingly, on settlement the Company reversed the additional $0.9 million accrued for the matter. As of December 31, 2021, there was a net outstanding balance of $3.3 million for this matter included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

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

15. Fair Value Measurement (Restated)

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of December 31, 2021 and 2020, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan, secured 2023 notes and secured 2026 notes at approximately 80.0%, 79.0% and 77.0% respectively, of the respective principal balance outstanding as of December 31, 2021. The fair values of secured borrowings under the Company’s securitization facility, BRCC facility and senior secured revolving credit facility are equal to the respective carrying values. Other debt represents the Company’s outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

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

The Company determined the fair value of the interest rate swap using Level 2 inputs. The Company used closing prices as provided by a third party institution. (Refer to Note 2 – Basis of Presentation and Summary of Significant Accounting Policies).

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2021 and December 31, 2020:

	Carrying	Fair
	Amount	Value	Fair Value Measurements (Restated)
As of December 31, 2021	(Restated)	(Restated)	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,012,452	$803,668	$—	$803,668	$—
Nonrecurring assets and liabilities:
Goodwill	358,323	358,323	—	—	358,323

	Carrying	Fair	Fair Value Measurements
As of December 31, 2020	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,498,004	$604,775	$—	$604,775	$—
Interest rate swap liability	125	125	—	125	—
Acquisition contingent liability	300	300	—	—	300
Nonrecurring assets and liabilities:
Goodwill	359,781	359,781	—	—	359,781

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

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2021 and December 31, 2020, the Company had 2,778,111 shares and 3,290,050 shares of Series A Preferred Stock outstanding, respectively. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of December 31, 2021, after taking into account the effect of the Reverse Stock Split, each outstanding shares of Series A Preferred Stock was convertible into 0.4713 shares of Common Stock using this conversion formula. Accordingly, as of December 31, 2021, 1,309,187 shares of Common Stock were issuable upon conversion of the remaining 2,778,111 shares of Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Liquidation Preference”) per share of Series A Preferred Stock, paid or accrued quarterly in arrears. From the issue date through December 31, 2021 the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The dividend accumulation for the years ended December 31, 2021 and 2020 was $1.6 million and $1.3 million, respectively as reflected on the Consolidated Statement of Operations. As of December 31, 2021, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 was $12.3 million. The per share average of cumulative preferred dividends is $4.4.

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

On November 18, 2014, one of the Company’s subsidiaries entered into a master services agreement with an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, the Company provided printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. The Company recognized revenue of $0.1 million and $0.6 million under this agreement for the years ended December 31, 2020 and 2019, respectively, in its consolidated statements of operations.

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

21. Restatement of Previously Issued Financial Statements

The Company concluded it should restate its previously issued financial statements by amending its Annual Report on Form 10-K, filed with the SEC on March 16, 2022 (the “Original Report”), to update the Company’s assessment of its ability to continue as a going concern as of such filing date of the year-end financial statements for the period ending December 31, 2021. This restatement resulted in a restatement of Note 2 (for the going concern assessment), Note 11 (to reclassify the Securitization Facility from long-term to current) and Note 15 (to update the carrying amount and fair value of long-term debt) to the Consolidated Financial Statements for the year ended December 31, 2021 and the restated of consolidated balance sheet as at December 31, 2021. There was no impact of the restatement on our consolidated balance sheets as of December 31, 2020, consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019, consolidated statements of comprehensive loss for the years ended December 31, 2021, 2020, and 2019, consolidated statements of stockholders’ deficit for the years ended December 31, 2021, 2020, and 2019 and consolidated statements of cash flows for the years ended December 31, 2021, 2020, and 2019 or to such statements in any interim reports.

Exela Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands of United States dollars except share and per share amounts)

	As of December 31, 2021
	As Previously	Restatement
	Reported	Adjustment	As Restated
Assets
Current assets
Cash and cash equivalents	$20,775	$—	$20,775
Restricted cash	27,285	—	27,285
Accounts receivable, net of allowance for doubtful accounts of $6,049	184,102	—	184,102
Related party receivables and prepaid expenses	715	—	715
Inventories, net	15,215	—	15,215
Prepaid expenses and other current assets	31,799	—	31,799
Total current assets	279,891	—	279,891
Property, plant and equipment, net of accumulated depreciation of $196,683	73,449	—	73,449
Operating lease right-of-use assets, net	53,937	—	53,937
Goodwill	358,323	—	358,323
Intangible assets, net	244,539	—	244,539
Deferred income tax assets	2,109	—	2,109
Other noncurrent assets	24,775	—	24,775
Total assets	$1,037,023	$—	$1,037,023

Liabilities and Stockholders’ Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$61,744	$—	$61,744
Related party payables	1,484	—	1,484
Income tax payable	3,551	—	3,551
Accrued liabilities	113,519	—	113,519
Accrued compensation and benefits	60,860	—	60,860
Accrued interest	10,075	—	10,075
Customer deposits	17,707	—	17,707
Deferred revenue	16,617	—	16,617
Obligation for claim payment	46,902	—	46,902
Current portion of finance lease liabilities	6,683	—	6,683
Current portion of operating lease liabilities	15,923	—	15,923
Current portion of long-term debts	144,828	91,947	236,775
Total current liabilities	499,893	91,947	591,840
Long-term debt, net of current maturities	1,104,399	(91,947)	1,012,452
Finance lease liabilities, net of current portion	9,156	—	9,156
Pension liabilities, net	28,383	—	28,383
Deferred income tax liabilities	11,594	—	11,594
Long-term income tax liabilities	3,201	—	3,201
Operating lease liabilities, net of current portion	41,170	—	41,170
Other long-term liabilities	5,999	—	5,999
Total liabilities	1,703,795	—	1,703,795
Commitments and Contingencies (Note 14)

Stockholders’ equity (deficit)
Common Stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 267,646,667 shares issued and 265,194,961 shares outstanding at December 31, 2021	37	—	37
Preferred stock, par value of $0.0001 per share; 20,000,000 shares authorized; 2,778,111 shares issued and outstanding at December 31, 2021	1	—	1
Additional paid in capital	838,853	—	838,853
Less: Common Stock held in treasury, at cost; 2,451,706 shares at December 31, 2021	(10,949)	—	(10,949)
Equity-based compensation	56,123	—	56,123
Accumulated deficit	(1,532,428)	—	(1,532,428)
Accumulated other comprehensive loss:	—
Foreign currency translation adjustment	(7,463)	—	(7,463)
Unrealized pension actuarial losses, net of tax	(10,946)	—	(10,946)
Total accumulated other comprehensive loss	(18,409)	—	(18,409)
Total stockholders’ deficit	(666,772)	—	(666,772)
Total liabilities and stockholders’ deficit	$1,037,023	$—	$1,037,023

22. Subsequent Events

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

[Part II, Item 9 intentionally omitted as it was not amended by this Amendment.]

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15I and 15d- 15I under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, as discussed below, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated balance sheets as of and for the years ended December 31, 2021 (as restated) and 2020 and the consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2021, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with U.S. GAAP.

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

The Company did not design, implement and operate effective process-level control activities related to order-to-cash (including revenue, customer deposits, accounts receivable and deferred revenue), leases, going concern assessment (including related disclosures, the impact of the going concern assessment on the classification of debt and the impact of subsequent events on such assessment), and subsequent events disclosures. The deficiencies related to the order-to-cash process also resulted in ineffective general information technology controls (GITCs) due to an incomplete understanding of the risks associated with relevant information technology (IT).

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

There were no material misstatements identified as a result of these control deficiencies, except for the going concern assessment (including related disclosures, the impact of the going concern assessment on the classification of debt and impact of subsequent events on such assessment) and subsequent events disclosures. However, because there is a reasonable possibility that material misstatement of the consolidated financial statements would not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2021.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page 31 – 32 of this Annual Report on Form 10-K/A.

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

[Part II, Items 9B and 9C and Part III, Items 10 to 14 intentionally omitted as they are not amended by this Amendment.]

ITEM 15.   EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

101)	(1) Financial Statements

(a)(3) Exhibits

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
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

Except for the Consent of KPMG LLP and the Certifications, all Exhibits noted as “Filed” in this list were filed with the Original Report.

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

Dated:	By:	/s/ Par Chadha
November 14, 2022		Par Chadha, Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Par Chadha
November 14, 2022		Par Chadha, Executive Chairman (Principal Executive Officer)

Dated:	By:	/s/ Shrikant Sortur
November 14, 2022		Shrikant Sortur, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated:	By:	/s/ Martin P. Akins
November 14, 2022		Martin P. Akins, Director

Dated:	By:	/s/ Marc A. Beilinson
November 14, 2022		Marc A. Beilinson, Director

Dated:	By:	/s/ Sharon Chadha
November 14, 2022		Sharon Chadha, Director

Dated:	By:	/s/ J. Coley Clark
November 14, 2022		J. Coley Clark, Director

Dated:	By:	/s/ Ronald C. Cogburn
November 14, 2022		Ronald C. Cogburn, Director

Dated:	By:	/s/ James G. Reynolds
November 14, 2022		James G. Reynolds, Director

Dated:	By:	/s/ William L. Transier
November 14, 2022		William L. Transier, Director