Form 10-Q
period 2022-09-30
Exela Technologies, Inc.
filed 2022-11-14
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, the registrant had 122,201,119 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended September 30, 2022

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2022 and December 31, 2021

(in thousands of United States dollars except share and per share amounts)

	September 30,	December 31,
	2022	2021 (Audited)
	(Unaudited)	(Restated)
Assets
Current assets
Cash and cash equivalents	$10,401	$20,775
Restricted cash	34,402	27,285
Accounts receivable, net of allowance for doubtful accounts of $5,930 and $6,049, respectively	93,600	184,102
Related party receivables and prepaid expenses	504	715
Inventories, net	17,234	15,215
Prepaid expenses and other current assets	28,551	31,799
Total current assets	184,692	279,891
Property, plant and equipment, net of accumulated depreciation of $201,650 and $196,683, respectively	68,788	73,449
Operating lease right-of-use assets, net	44,943	53,937
Goodwill	328,071	358,323
Intangible assets, net	211,659	244,539
Deferred income tax assets	1,279	2,109
Other noncurrent assets	25,839	24,775
Total assets	$865,271	$1,037,023

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$80,783	$61,744
Related party payables	1,698	1,484
Income tax payable	1,178	3,551
Accrued liabilities	52,795	113,519
Accrued compensation and benefits	52,925	60,860
Accrued interest	29,430	10,075
Customer deposits	18,278	17,707
Deferred revenue	15,681	16,617
Obligation for claim payment	50,780	46,902
Current portion of finance lease liabilities	4,902	6,683
Current portion of operating lease liabilities	13,127	15,923
Current portion of long-term debts	195,043	236,775
Total current liabilities	516,620	591,840
Long-term debt, net of current maturities	909,506	1,012,452
Finance lease liabilities, net of current portion	7,276	9,156
Pension liabilities, net	23,165	28,383
Deferred income tax liabilities	14,046	11,594
Long-term income tax liabilities	2,757	3,201
Operating lease liabilities, net of current portion	34,573	41,170
Other long-term liabilities	4,888	5,999
Total liabilities	1,512,831	1,703,795
Commitments and Contingencies (Note 8)

Stockholders' equity (deficit)
Common Stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 80,173,342 shares issued and 80,050,757 shares outstanding at September 30, 2022 and 13,382,333 shares issued and 13,259,748 shares outstanding at December 31, 2021	142	37
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively
Series A Preferred Stock, 2,778,111 shares issued and outstanding at September 30, 2022 and December 31, 2021	1	1
Series B Preferred Stock, 3,029,900 shares issued and outstanding at September 30, 2022 and 0 shares issued and outstanding at December 31, 2021	—	—
Additional paid in capital	1,072,322	838,853
Less: Common Stock held in treasury, at cost; 122,585 shares at September 30, 2022 and December 31, 2021	(10,949)	(10,949)
Equity-based compensation	56,676	56,123
Accumulated deficit	(1,753,865)	(1,532,428)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(2,875)	(7,463)
Unrealized pension actuarial losses, net of tax	(9,012)	(10,946)
Total accumulated other comprehensive loss	(11,887)	(18,409)
Total stockholders’ deficit	(647,560)	(666,772)
Total liabilities and stockholders’ deficit	$865,271	$1,037,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2022 and 2021

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$264,038	$279,229	$810,206	$872,294
Cost of revenue (exclusive of depreciation and amortization)	217,842	211,731	658,623	653,398
Selling, general and administrative expenses (exclusive of depreciation and amortization)	44,369	43,244	137,604	121,519
Depreciation and amortization	17,737	19,094	53,942	58,113
Impairment of goodwill and other intangible assets	29,565	—	29,565	—
Related party expense	2,016	2,744	6,189	7,199
Operating profit (loss)	(47,491)	2,416	(75,717)	32,065
Other expense (income), net:
Interest expense, net	40,897	41,757	122,928	127,755
Debt modification and extinguishment costs (gain), net	(4,696)	(28,070)	4,305	(28,070)
Sundry expense (income), net	781	136	347	(438)
Other expense (income), net	(1,115)	366	12,419	1,169
Net loss before income taxes	(83,358)	(11,773)	(215,716)	(68,351)
Income tax expense	(1,924)	(1,441)	(5,721)	(3,430)
Net loss	$(85,282)	$(13,214)	$(221,437)	$(71,781)
Dividend equivalent on Series A Preferred Stock related to beneficial conversion feature
Cumulative dividends for Series A Preferred Stock	(908)	(822)	(2,648)	(724)
Cumulative dividends for Series B Preferred Stock	(1,136)	—	(2,528)	—
Net loss attributable to common stockholders	$(87,326)	$(14,036)	$(226,613)	$(72,505)
Loss per share:
Basic and diluted	$(1.38)	$(1.86)	$(6.41)	$(16.49)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2022 and 2021

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(85,282)	$(13,214)	$(221,437)	$(71,781)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,978	99	4,588	(1,245)
Unrealized pension actuarial gains (losses), net of tax	824	472	1,934	230
Total other comprehensive loss, net of tax	$(82,480)	$(12,643)	$(214,915)	$(72,796)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2022 and 2021

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2021	2,462,111	$15	3,290,050	$1	—	$—	122,585	$(10,949)	$446,739	$52,183	$(7,419)	$(17,064)	$(1,390,038)	$(926,532)
Net loss January 1 to March 31, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(39,200)	(39,200)
Equity-based compensation	—	—	—	—	—	—	—	—	—	387	—	—	—	387
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	100	—	—	100
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	(157)	—	(157)
Series A Preferred Stock converted to Common Stock	11,171	—	(510,681)	—	—	—	—	—	—	—	—	—	—	—
Payment for fractional shares on Reverse Stock Split	(272)	—	—	—	—	—	—	—	(14)	—	—	—	—	(14)
Issuance of Common Stock	486,591	1	—	—	—	—	—	—	25,079	—	—	—	—	25,080
Balances at March 31, 2021	2,959,601	$16	2,779,369	$1	—	$—	122,585	$(10,949)	$471,804	$52,570	$(7,319)	$(17,221)	$(1,429,238)	$(940,336)
Net loss April 1, 2021 to June 30, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(19,367)	(19,367)
Equity-based compensation	—	—	—	—	—	—	—	—	—	593	—	—	—	593
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(1,444)	—	—	(1,444)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	(85)	—	(85)
Series A Preferred Stock converted to Common Stock	28	—	(1,258)	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	560,835	1	—	—	—	—	—	—	17,372	—	—	—	—	17,373
Balances at June 30, 2021	3,520,464	$17	2,778,111	$1	—	$—	122,585	$(10,949)	$489,176	$53,163	$(8,763)	$(17,306)	$(1,448,605)	$(943,266)
Net loss July 1, 2021 to September 30, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(13,214)	(13,214)
Equity-based compensation	—	—	—	—	—	—	—	—	—	348	—	—	—	348
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	99	—	—	99
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	472	—	472
Issuance of Common Stock from at the market offerings, net of offering costs	4,789,373	9	—	—	—	—	—	—	222,717	—	—	—	—	222,726
Balances at September 30, 2021	8,309,837	$26	2,778,111	$1	—	$—	122,585	$(10,949)	$711,893	$53,511	$(8,664)	$(16,834)	$(1,461,819)	$(732,835)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2022	13,259,748	$37	2,778,111	$1	—	$—	122,585	$(10,949)	$838,853	$56,123	$(7,463)	$(10,946)	$(1,532,428)	$(666,772)
Net loss January 1 to March 31, 2022	—	—	—	—	—	—	—	—	—	—	—	—	(56,956)	(56,956)
Equity-based compensation	—	—	—	—	—	—	—	—	—	302	—	—	—	302
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,477	—	—	1,477
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	308	—	308
Common Stock exchanged for Series B Preferred Stock	(900,328)	(2)	—	—	900,328	—	—	—	2	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	11,814,075	24	—	—	—	—	—	—	114,509	—	—	—	—	114,533
Withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	(190)	—	—	—	(190)
Common Stock issued for vested RSUs	54,360	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances at March 31, 2022	24,227,855	$59	2,778,111	$1	900,328	$—	122,585	$(10,949)	$953,364	$56,235	$(5,986)	$(10,638)	$(1,589,384)	$(607,298)
Net loss April 1 to June 30, 2022	—	—	—	—	—	—	—	—	—	—	—	—	(79,199)	(79,199)
Equity-based compensation	—	—	—	—	—	—	—	—	—	528	—	—	—	528
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,133	—	—	1,133
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	802	—	802
Dividend declared and paid on Series B Preferred Stock ($0.46 per share)	—	—	—	—	—	—	—	—	(1,396)	—	—	—	—	(1,396)
Common Stock exchanged for Series B Preferred Stock	(2,129,572)	(4)	—	—	2,129,572	—	—	—	4	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	18,189,580	36	—	—	—	—	—	—	56,328	—	—	—	—	56,364
Withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	(2)	—	—	—	(2)
Common Stock issued for vested RSUs	2,494	—	—	—	—	—	—	—	—	—	—	—	—	—
Agreed cancellation of Common Stock issued for Director's vested RSUs	(31,082)	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances at June 30, 2022	40,259,275	$91	2,778,111	$1	3,029,900	$—	122,585	$(10,949)	$1,008,300	$56,761	$(4,853)	$(9,836)	$(1,668,583)	$(629,068)
Net loss July 1, 2022 to September 30, 2022	—	—	—	—	—	—	—	—	—	—	—	—	(85,282)	(85,282)
Equity-based compensation	—	—	—	—	—	—	—	—	—	(142)	—	—	—	(142)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,978	—	—	1,978
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	824	—	824
Dividend declared and paid on Series B Preferred Stock ($0.375 per share)	—	—	—	—	—	—	—	—	(1,136)	—	—	—	—	(1,136)
Common Stock repurchased and retired	(357,461)	—	—	—		—	—	—	(487)	—	—	—	—	(487)
Issuance of Common Stock from at the market offerings, net of offering costs	40,093,528	51	—	—	—	—	—	—	65,590	—	—	—	—	65,641
Reversal of excess withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	57	—	—	—	57
Issuance of Common Stock to Executive Chairman under certain subscription agreement	70,921	—	—	—	—	—	—	—	100	—	—	—	—	100
Cancellation of fractional Common Stock on Reverse Stock Split	(15,506)	—	—	—	—	—	—	—	(45)	—	—	—	—	(45)
Balances at September 30, 2022	80,050,757	$142	2,778,111	$1	3,029,900	$—	122,585	$(10,949)	$1,072,322	$56,676	$(2,875)	$(9,012)	$(1,753,865)	$(647,560)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the nine months ended September 30, 2022 and 2021

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(221,437)	$(71,781)
Adjustments to reconcile net loss
Depreciation and amortization	53,942	58,113
Original issue discount and debt issuance cost amortization	10,383	11,684
Debt modification and extinguishment costs (gain), net	(1,803)	(28,070)
Impairment of goodwill and other intangible assets	29,565	—
Provision for doubtful accounts	704	2,427
Deferred income tax provision	2,492	484
Share-based compensation expense	694	1,519
Unrealized foreign currency losses	(1,503)	(604)
Loss (Gain) on sale of assets	548	(112)
Fair value adjustment for interest rate swap	—	(125)
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	83,282	14,440
Prepaid expenses and other assets	(6,910)	(4,329)
Accounts payable and accrued liabilities	(37,004)	(57,433)
Related party payables	426	604
Additions to outsource contract costs	(330)	(405)
Net cash used in operating activities	(86,951)	(73,588)

Cash flows from investing activities
Purchase of property, plant and equipment	(14,208)	(6,950)
Additions to patents	(15)	—
Additions to internally developed software	(2,710)	(951)
Proceeds from sale of assets	194	4,252
Net cash used in investing activities	(16,739)	(3,649)

Cash flows from financing activities
Proceeds from issuance of Common Stock from private placement	—	25,065
Proceeds from issuance of Common Stock from at the market offerings	245,073	249,169
Dividend paid on Series B Preferred Stock	(2,532)	—
Repurchases of Common Stock for retirement	(487)	—
Cash paid for equity issuance costs from at the market offerings	(8,480)	(9,060)
Borrowings under factoring arrangement and Securitization Facility	93,867	102,141
Principal repayment on borrowings under factoring arrangement and Securitization Facility	(186,245)	(105,112)
Cash paid for withholding taxes on vested RSUs	(138)	—
Lease terminations	3	(125)
Cash paid for debt issuance costs	(7,125)	—
Principal payments on finance lease obligations	(4,342)	(8,446)
Borrowings from senior secured revolving facility and BRCC revolver	20,000	3,000
Repayments on senior secured revolving facility	(49,477)	(55)
Proceeds from issuance of 2026 Notes	80,620	—
Borrowings from other loans	7,500	8,537
Cash paid for debt repurchases	(4,712)	(58,607)
Repayment of BRCC term loan	(59,209)	—
Principal repayments on senior secured term loans and other loans	(22,829)	(28,512)
Net cash provided by financing activities	101,487	177,995
Effect of exchange rates on cash	(1,054)	(78)
Net increase (decrease) in cash and cash equivalents	(3,257)	100,680
Cash, restricted cash, and cash equivalents
Beginning of period	48,060	70,309
End of period	$44,803	$170,989
Supplemental cash flow data:
Income tax payments, net of refunds received	$5,267	$2,766
Interest paid	93,405	137,862
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	958	2,754
Leasehold improvements funded by lessor	—	125
Accrued capital expenditures	1,916	2,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

1.     General

These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2021 included in the Exela Technologies, Inc. (the “Company,” “Exela,” “we,” “our” or “us”) annual report on Form 10-K, as amended on November 14, 2022, for such period (the “2021 Form 10-K”).

The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.

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

Restatement

As described in additional detail in the Explanatory Note to its 2021 Form 10-K/A, the Company restated its audited consolidated financial statements in the 2021 Form 10-K for the year ended December 31, 2021. Previously filed quarterly reports on Form 10-Q for the first two fiscal quarters in the fiscal year ended December 31, 2022 have not been amended for the restated consolidated balance sheet as of December 31, 2021 as affected by the restatement. See Note 21, Restatement of Previously Issued Financial Statements, of the Notes to the consolidated financial statements in the 2021 Form 10-K/A for the impact of the restatement. These condensed consolidated financial statements include restated consolidated balance sheet as of December 31, 2021.

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

In performing this evaluation, we concluded that under the standards of ASC 205-40 the following conditions raised substantial doubt about our ability to continue as a going concern: a history of net losses, net operating cash outflows, working capital deficits and significant cash payments for interest on our long-term debt in addition to $22.8 million principal amount of 2023 Notes and $133.6 million principal amount of senior secured term loans (all as defined in Note 5) both of which mature within the next twelve months from the filing date of this report. Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before November 15, 2023. As required under ASC 205-40, management’s evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company, such as access to equity financing (despite the Company’s track record in raising nearly $639.7 million of such funds).

The Company has undertaken and completed the following plans and actions to improve our available cash balances, liquidity or cash generated from operations, over the twelve month period from the date these financial statements are issued:

●	completed the Revolver Exchange (see Note 5);
●	paid off its remaining obligations relating to the settlement of the Appraisal Action (see Note 8);
●	amended the BRCC Facility to provide up to $51.0 million of additional liquidity through a revolving credit facility which becomes available as the Company pays down the term portion of the facility (which the Company expects to do over the next twelve months);
●	executed a $150.0 million financing with PNC Bank to replace the existing securitization facility that generated annual interest rate savings of approximately $6.0 million; and
●	raised proceeds of $310.1 million from the sale of equity and debt during the nine months ended September 30, 2022.

Despite these actions, the Company will need to take further action to raise additional funds in the capital markets. In order to access the capital markets, the Company filed registration statements providing for the sale of common stock, preferred stock, warrants, debt securities and/or units. Based on our experience with the at-the-market programs and our knowledge of the Company and the financial market, we believe that we will be able to raise additional funds from the sale of equity and debt in the future. However, the Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry and considering these factors are outside of the Company’s control, substantial doubt about the Company’s ability to continue as a going concern exists under the standards of ASC 205-40. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Net Loss per Share

Earnings per share (“EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock, using the more dilutive of the two-class method and the if-converted method in the period of earnings. The two class method is an earnings allocation method that determines earnings per share (when there are earnings) for Common Stock and participating securities. The if-converted method assumes all convertible securities are converted into Common Stock. Diluted EPS excludes all dilutive potential shares of Common Stock if their effect is anti-dilutive.

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Perpetual Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”), was calculated using the if-converted method. As of September 30, 2022, the outstanding shares of the Company’s Series A Preferred Stock and Series B Preferred Stock, if converted would have resulted in an additional 71,256 shares and 3,029,900 shares of Common Stock outstanding, respectively, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive (i.e., if included, would reduce the net loss per share).

Similarly, the Company also did not include the effect of 486,591 shares of Common Stock issuable upon exercise of 9,731,819 warrants sold in a private placement of securities on March 18, 2021 or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units, performance units and options (497,283 and 531,987 as of September 30, 2022 and 2021, respectively) in the calculation of diluted loss per share for the three and nine months ended September 30, 2022 and 2021, because their effects were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to common stockholders (A)	$(87,326)	$(14,036)	$(226,613)	$(72,505)
Weighted average common shares outstanding - basic and diluted (B)	63,145,001	7,532,751	35,375,045	4,397,908
Loss Per Share:
Basic and diluted (A/B)	$(1.38)	$(1.86)	$(6.41)	$(16.49)

Impact of COVID-19

The COVID-19 pandemic remains a threat and certain countries, such as China, are still subject to restrictions related to COVID-19. While the threat level has declined to a significant extent in the U.S. and globally, any resurgence could have a material adverse effect on our business operations, results of operations, cash flows and financial position.

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

We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. We systematically brought our information systems back online in a controlled, phased approach. Our teams worked to maintain our business operations and minimize the impact on our customers, operating partners, and employees. The Company’s systems recovery efforts are substantially complete, and the Company’s operations are fully functional, however, the incident did result in some loss of revenue as well as certain incremental costs, some of which is expected to continue. The impact of this security incident has continued to persist into third quarter of 2022.

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

Recently Issued Accounting Pronouncements

In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose the key terms of supplier finance programs, the amount of obligations outstanding at the end of the reporting period that the entity has confirmed as valid to the finance provider, where these obligations are recorded in the balance sheet, and a roll forward of the obligations. The new standard is effective for fiscal years beginning after December 15, 2022, on a retrospective basis, including interim periods within those fiscal years. The Company is currently evaluating the impact that adopting this standard will have on the consolidated financial statements.

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

Nature of Services

Our primary performance obligations are to stand ready to provide various forms of business processing services, consisting of a series of distinct services, but that are substantially the same, and have the same pattern of transfer over time, and accordingly are combined into a single performance obligation. Our promise to our customers is typically to perform an unknown or unspecified quantity of tasks and the consideration received is contingent upon the customers’ use (i.e., number of transactions processed, requests fulfilled, etc.); as such, the total transaction price is variable. We allocate variable fees to the single performance obligation charged to the distinct service period in which we have the contractual right to bill under the contract.

Disaggregation of Revenues

The Company is organized into three segments: Information & Transaction Processing Solutions (“ITPS”), Healthcare Solutions (“HS”), and Legal & Loss Prevention Services (“LLPS”) (See Note 13). The following tables disaggregate revenue from contracts by segment and by geographic region for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022				2021
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$141,904	$60,955	$17,774	$220,633	$157,207	$53,995	$16,930	$228,132
EMEA	39,053	—	—	39,053	46,561	—	—	46,561
Other	4,352	—	—	4,352	4,536	—	—	4,536
Total	$185,309	$60,955	$17,774	$264,038	$208,304	$53,995	$16,930	$279,229

	Nine Months Ended September 30,
	2022				2021
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$429,979	$173,940	$55,946	$659,865	$492,620	$161,292	$53,564	$707,476
EMEA	136,722	—	—	136,722	150,662	—	—	150,662
Other	13,619	—	—	13,619	14,156	—	—	14,156
Total	$580,320	$173,940	$55,946	$810,206	$657,438	$161,292	$53,564	$872,294

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Accounts receivable, net	$93,600	$184,102
Deferred revenues	16,726	17,518
Customer deposits	18,278	17,707
Costs to obtain and fulfill a contract	1,835	2,328

Accounts receivable, net includes $24.3 million and $22.6 million as of September 30, 2022 and December 31, 2021, respectively, representing amounts not yet billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $15.3 million during the nine months ended September 30, 2022 that had been deferred as of December 31, 2021.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. We recognized $0.8 million of amortization for these costs for the nine months ended September 30, 2022 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred, if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

A certain number of our contracts have multiple performance obligations, including contracts that combine software implementation services with post-implementation customer support. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we estimate our expected costs of satisfying a performance obligation and add an appropriate margin for that distinct good or service. We also use the adjusted market approach whereby we estimate the price that customers in the market would be willing to pay. In assessing whether to allocate variable consideration to a specific part of the contract, we consider the nature of the variable payment and whether it relates specifically to efforts to satisfy a specific part of the contract. A certain number of our software implementation performance obligations are satisfied at a point in time, typically when customer acceptance is obtained.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of September 30, 2022 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2022	$10,559
2023	35,904
2024	31,804
2025	28,332
2026	570
2027 and thereafter	—
Total	$107,169

4.     Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	September 30, 2022
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,396	$(342,244)	$165,152
Developed technology	88,553	(87,912)	641
Trade names (b)	8,415	(3,104)	5,311
Outsource contract costs	17,053	(15,217)	1,836
Internally developed software	51,305	(32,927)	18,378
Assembled workforce	4,473	(4,194)	279
Purchased software	26,749	(6,687)	20,062
Intangibles, net	$703,944	$(492,285)	$211,659

	December 31, 2021
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$508,241	$(316,084)	$192,157
Developed technology	88,553	(87,612)	941
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	16,814	(14,486)	2,328
Internally developed software	49,108	(27,812)	21,296
Assembled workforce	4,473	(3,355)	1,118
Purchased software	26,749	(5,350)	21,399
Intangibles, net	$702,338	$(457,799)	$244,539

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2022 and 2021 is net of accumulated impairment losses of $44.1 million. Carrying amount of $5.3 million as at September 30, 2022 represents indefinite-lived intangible asset.

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with customers. The Company is organized into three segments: ITPS, HS, and LLPS (See Note 13).

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2021 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at December 31, 2021 (a)
ITPS	$254,130	$—	$(825)	$—	$(633)	$252,672
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$359,781	$—	$(825)	$—	$(633)	$358,323

	Balances as at January 1, 2022 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at September 30, 2022 (a)
ITPS	$252,672	$—	$—	$(29,565)	$(687)	$222,420
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$358,323	$—	$—	$(29,565)	$(687)	$328,071

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to ITPS is $346.1 million, $316.5 million and $317.5 million as at September 30, 2022, December 31, 2021 and December 31, 2020, respectively. Accumulated impairment relating to LLPS is $243.4 million as at September 30, 2022, December 31, 2021 and December 31, 2020.

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

During the three months ended September 30, 2022, the Company assessed the fair value of the reporting units based upon a combination of the income and market approaches, which are standard valuation methodologies. The income approach uses discounted estimated future cash flows, whereas the market approach or guideline public company method utilizes market data of similar publicly traded companies. Our evaluation incorporated factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, and concluded that a triggering event for an interim impairment analysis had occurred in the third quarter of 2022. As part of the assessment, long-term projections were revised resulting in lower than previously projected long-term future cash flows for the reporting units which reduced the estimated fair value to below carrying value. As a result of the interim impairment analysis at September 30, 2022, the Company recorded an impairment charge of $29.6 million, including taxes to goodwill relating to ITPS. The impairment charges are included within Impairment of goodwill and other intangible assets in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

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

Third Amendment

On May 18, 2020, subsidiaries of the Company amended the Credit Agreement (the Third Amendment to First Lien Credit Agreement (the “Third Amendment”)) to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Upon the Company’s delivery of the annual and quarterly financial statements within the time frames stated therein (which the Company satisfied during the month of June 2020), the borrower became in compliance with respect to the financial statement delivery requirements set forth in the Credit Agreement. Pursuant to the Third Amendment, the borrowers also amended the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the amendment, the borrower under the Credit Agreement was also required to maintain a minimum Liquidity (as defined in the amendment) of $35.0 million. In connection with this amendment, the borrower paid a forbearance fee of $5.0 million to the consenting lenders. The Company concluded that the amendment represents modification of debt under ASC 470-50. Accordingly, the forbearance fee paid was added to unamortized debt issuance cost which shall be amortized using updated effective interest rate based on modified cash flows.

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

As a result of the Private Exchange, repurchases (as discussed below) and periodic principal repayments, $77.8 million aggregate principal amount of the Term Loans maturing July 12, 2023 remains outstanding as of September 30, 2022.

Revolving Credit Facility; Letters of Credit

As of December 31, 2021, our $100 million Revolving Credit Facility was fully drawn taking into account letters of credit issued thereunder. As of December 31, 2021, there were outstanding irrevocable letters of credit totaling approximately $0.5 million under the Revolving Credit Facility. As of September 30, 2022, the Revolving Credit Facility had been prepaid and terminated as described below.

On March 7, 2022, subsidiaries of the Company entered into a Revolving Loan Exchange and Prepayment Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, KKR Corporate Lending LLC, Granite State Capital Master Fund LP, Credit Suisse Loan Funding LLC and Revolvercap Partners Fund LP exchanging $100.0 million of outstanding Revolving Credit Facility owed by Exela Intermediate LLC, upon the terms and subject to the conditions set forth in the Revolver Exchange agreement, for (i) $50.0 million in cash, and (ii) $50.0 million of 2026 Notes (such exchange, the “Revolver Exchange” and such 2026 Notes, the “Exchange Notes”). Prepayment of Revolving Credit Facility was treated as an extinguishment of debt under ASC 470-50. Accordingly, the Company wrote off the unamortized balance of $0.2 million of debt issuance costs related to Revolving Credit Facility and reported it within Debt modification and extinguishment costs (gain), net in our condensed consolidated statements of operations for the nine months ended September 30, 2022.

The Exchange Notes were subject to a guarantee in the form of a true-up mechanism whereby the Company was responsible to make a payment to the holders of the Exchange Notes to true-up the shortfall below certain agreed thresholds if holders of the Exchange Notes sold their notes at a price below that threshold during agreed periods in 2022. As security for the true-up obligation under the Revolver Exchange, the Company issued $10.0 million of principal amount of 2026 Notes as collateral (the “Collateral Notes”). The Collateral Notes were not reflected in the condensed consolidated financial statements unless and until they were sold to third parties. On March 7, 2022, we recognized $17.4 million (the fair value of the true-up obligation as accounted for under ASC 450, Contingencies and ASC 460, Guarantees) as a liability with an offsetting debit to the original issuance discount of the issued Exchange Notes on the closing date of the Revolver Exchange. We remeasured our obligation under the true-up mechanism as of March 31, 2022 and accrued an additional $6.2 million liability based on fair value of our obligation in Other expense, net on the condensed consolidated statements of operations for the three months ended March 31, 2022.

On May 6, 2022, subsidiaries of the Company amended the true-up mechanism and placed an additional $20.0 million of principal amount of Collateral Notes and paid $5.0 million as true-up advance. We remeasured our obligation under the amended terms of the true-up mechanism as of June 30, 2022 and accrued an additional $7.4 million liability based on the fair value of our obligation as of such date in Other expense, net in the condensed consolidated statements of operations for the three months ended June 30, 2022. As of June 30, 2022, there was a net accrued liability balance of $26.0 million for the true-up obligation included in Accrued liabilities on the condensed consolidated balance sheet after adjusting $5.0 million of true-up advance paid for this liability during the second quarter of 2022.

In July 2022, $9.0 million of principal amount of the Collateral Notes were sold by the holders of the Exchange Notes for net proceeds of $2.6 million and the proceeds were adjusted against the true-up amount payable. In August 2022, the remaining true-up liability was settled with cash payments of $9.9 million and by permitting the holders of the Exchange Notes to keep the $21.0 million of principal amount of 2026 Notes previously placed as Collateral Notes constituting an issuance. The Company made a net reversal of $1.1 million of accrued true-up liability in Other expense, net in the condensed consolidated statements of operations for the three months ended September 30, 2022.

Senior Secured 2023 Notes

On July 12, 2017, subsidiaries of the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes are guaranteed by certain U.S. subsidiaries of the Company. The 2023 Notes bear interest at a rate of 10.0% per year. The issuers pay interest on the 2023 Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The 2023 Notes mature on July 15, 2023. As a result of the Public Exchange and repurchases (as discussed below), $22.8 million aggregate principal amount of the 2023 Notes remains outstanding as of September 30, 2022 maturing on July 15, 2023.

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

As of the expiration time of the Public Exchange, $912.7 million aggregate principal amount, or approximately 91.3%, of the 2023 Notes had been validly tendered pursuant to the Public Exchange. On December 9, 2021, upon the settlement of the Public Exchange, $662.7 million aggregate principal amount of the 2026 Notes were issued and an aggregate $225.0 million in cash (plus accrued but unpaid interest) was paid to participating holders in respect of the validly tendered 2023 Notes.

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

During the nine months ended September 30, 2022, subsidiaries of the Company sold $150.0 million in aggregate of principal amount of the 2026 Notes generating net proceeds of $75.0 million. On March 18, 2022, the subsidiaries of the Company issued $50.0 million of the 2026 Notes to satisfy the exchange obligation under the Revolver Exchange. The 2026 Notes are guaranteed by certain U.S. subsidiaries of the Company. The 2026 Notes bear interest at a rate of 11.5% per year. The issuers shall pay interest on the 2026 Notes on January 15 and July 15 of each year, commencing on July 15, 2022. The 2026 Notes mature on July 12, 2026.

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

$980.0 million aggregate principal amount of 2026 Notes were outstanding as of September 30, 2022.

Repurchases

In July 2021 the Company commenced a debt buyback program to repurchase senior secured indebtedness, which is ongoing. During the three and nine months ended September 30, 2021, we repurchased $54.5 million of our 2023 Notes for a net cash consideration of $40.2 million. The gain on early extinguishment of debt for the 2023 Notes during the three and nine months ended September 30, 2021 totaled $13.7 million and is inclusive of $0.5 million and $0.2 million write off of original issue discount and debt issuance costs, respectively. During the three and nine months ended September 30, 2021, we also repurchased $35.1 million of the outstanding principal amount of our senior secured term loan under the Credit Agreement for a net cash consideration of $19.0 million. The gain on early extinguishment of debt for the senior secured term loan during the three and nine months ended September 30, 2021 totaled $14.4 million and is inclusive of $0.4 million and $1.4 million write off of original issue discount and debt issuance costs, respectively.

During the three and nine months ended September 30, 2022, we repurchased $15.0 million principal amount of Exchange Notes issued under the Revolver Exchange (as discussed above) for a net cash consideration of $4.7 million. The gain on early extinguishment of debt for the Exchange Notes during the three and nine months ended September 30, 2022 totaled $5.3 million and is inclusive of $5.0 million and $0.1 million write off of original issue discount and debt issuance costs, respectively. Gain on the early extinguishment of debt and debt extinguishment costs during the three and nine months ended September 30, 2022 and 2021 are reported within Debt modification and extinguishment costs (gain), net within our condensed consolidated statements of operations.

BRCC Facility

On November 17, 2021, GP2 XCV, LLC, a subsidiary of the Company (“GP2 XCV”), entered into a borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company was able to borrow an original principal amount of $75.0 million, which was later increased to $115.0 million as of December 7, 2021 (as the same may be amended from time to time, the “BRCC Term Loan”). On March 31, 2022, GP2 XCV entered into an amendment to the borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company will be able to borrow up to $51.0 million under a separate revolving loan (the “BRCC Revolver”, collectively with the BRCC Term Loan, the “BRCC Facility”).

The BRCC Facility is secured by a lien on all the assets of GP2 XCV and by a pledge of the equity of GP2 XCV. GP2 XCV is a bankruptcy-remote entity and as such its assets are not available to other creditors of the Company or any of its subsidiaries other than GP2 XCV. The BRCC Facility will mature on June 10, 2023. However, the BRCC Revolver is subject to certain automatic maturity extensions of six months, unless B. Riley Commercial Capital, LLC or the Company notifies the other party about its election not to extend. In such event, the outstanding principal amount of the BRCC Revolver as of the maturity shall be due and payable in 12 equal installments on the last business day of each calendar month thereafter. Interest under the BRCC Facility accrues at a rate of 11.5% per annum and is payable quarterly on the last business day of each March, June, September and December. The purpose of BRCC Term Loan was to fund certain repurchases of the secured indebtedness and to provide funding for the Public Exchange transaction and Private Exchange transaction described above. The purpose of BRCC Revolver is to fund general corporate purposes.

During the nine months ended September 30, 2022, we repaid $59.2 million of outstanding principal amount under the BRCC Term Loan along with $1.8 million of exit fees. The exit fees paid on the partial prepayment of BRCC Term Loan were treated as a debt extinguishment cost under ASC 470-50 and reported within Debt modification and extinguishment costs (gain), net in our condensed consolidated statements of operations. As of September 30, 2022, there were borrowings of $55.8 million and $20.0 million outstanding under the BRCC Term Loan and BRCC Revolver, respectively, maturing June 10, 2023. There was no availability under the BRCC Revolver as of September 30, 2022.

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

The documentation for the Securitization Facility included (i) a Loan and Security Agreement (the “Securitization Loan Agreement”), dated as of December 10, 2020, by and among the Securitization Borrower, a wholly-owned indirect subsidiary of the Company, the lenders (each, a “Securitization Lender” and collectively the “Securitization Lenders”), Alter Domus (US), LLC, as administrative agent (the “Securitization Administrative Agent”) and the Company, as initial servicer, pursuant to which the Securitization Lenders will make loans to the Securitization Borrower to be used to purchase receivables and related assets from the Securitization Parent SPE (as defined below), (ii) a First Tier Receivables Purchase and Sale Agreement (dated as of December 17, 2020, by and among Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE”)), a wholly-owned indirect subsidiary of the Company, and certain other indirect, wholly-owned subsidiaries of the Company listed therein (collectively, the “Securitization Originators”), and the Company, as initial servicer, pursuant to which each Securitization Originator has sold or contributed and will sell or contribute to the Securitization Parent SPE certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Parent SPE, (iii) a Second Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among, the Securitization Borrower, the Securitization Parent SPE and the Company, as initial servicer, pursuant to which Securitization Parent SPE has sold or contributed and will sell or contribute to the Securitization Borrower certain receivables and related assets in consideration for a combination of cash and equity in the Securitization Borrower, (iv) the Sub-Servicing Agreement, dated as of December 17, 2020, by and among the Company and each Securitization Originator, (v) the Pledge and Guaranty, dated as of the December 10, 2020, between the Securitization Parent SPE and the Administrative Agent, and (vi) the Performance Guaranty, dated as of December 17, 2020, between the Company, as performance guarantor, and the Securitization Administrative Agent (and together with all other certificates, instruments, UCC financing statements, reports, notices, agreements and documents executed or delivered in connection with the Securitization Loan Agreement, the “Securitization Agreements”).

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

On June 17, 2022, the Company repaid in full the loans outstanding under the Securitization Facility. The aggregate outstanding principal amount of loans under the Securitization Facility as of such date was approximately $91.9 million. The early termination of the Securitization Facility triggered a prepayment premium of $2.7 million and required payment of approximately $0.5 million and $1.3 million in respect of accrued interest and fees, respectively. All obligations under the Securitization Facility (other than contingent indemnification obligations that expressly survive termination) terminated upon repayment. The Securitization Facility was replaced by the Amended Receivables Purchase Agreement described below. Repayment of the Securitization Facility was treated as an extinguishment of debt under ASC 470-50. Accordingly, the Company wrote off the unamortized balance of $3.3 million of debt issuance costs related to the Securitization Facility. These early termination charges and unamortized balance of the debt issuance cost written off during the nine months ended September 30, 2022 are reported within Debt modification and extinguishment costs (gain), net within our condensed consolidated statements of operations.

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (the “Amended Receivables Purchase Agreement”) under its accounts receivable securitization facility among certain of the Company's subsidiaries, its wholly-owned, “bankruptcy remote” special purpose subsidiaries (“SPEs”) and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. As of September 30, 2022, the Company has sold $90.2 million of its accounts receivable. These sales were transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company's condensed consolidated balance sheet. Unsold accounts receivable of $42.1 million were pledged by the SPEs as collateral to the Purchasers as of September 30, 2022.

Long-Term Debt Outstanding

As of September 30, 2022 and December 31, 2021, the following long-term debt instruments were outstanding:

		December 31,
	September 30,	2021
	2022	(Restated)
Other (a)	$24,771	29,296
Term loan under first lien credit agreement (b)	76,031	89,585
2023 notes (c)	22,724	22,616
2026 notes (d)	905,232	801,306
Secured borrowings under BRCC Facility	75,791	115,000
Secured borrowings under Securitization Facility	—	91,947
Revolving Credit Facility	—	99,477
Total debt	1,104,549	1,249,227
Less: Current portion of long-term debt	(195,043)	(236,775)
Long-term debt, net of current maturities	$909,506	$1,012,452

(a)	Other debt represents outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $0.4 million and $1.4 million as of September 30, 2022 and $0.8 million and $2.8 million as of December 31, 2021.
(c)	Net of unamortized original issue discount and debt issuance costs of $0.1 million and less than $0.1 million as of September 30, 2022 and $0.2 million and $0.1 million as of December 31, 2021.
(d)	Net of unamortized net original issue discount and debt issuance costs of $61.9 million and $12.8 million as of September 30, 2022; and unamortized net debt exchange premium and carried forward debt issuance costs of $15.4 million and $9.0 million as of December 31, 2021.

6.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $1.9 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded an income tax expense of $5.7 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company's ETR of (2.3)% and (2.7)% for the three and nine months ended September 30, 2022 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three and nine months ended September 30, 2021, the Company’s ETR of (12.2%) and (5.0%) differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s U.S. disallowed interest expense carryforwards created by the provisions of the TCJA.

As of September 30, 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2021.

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

Asterion Pension Plan

In April 2018, through its acquisition of Asterion International Group, the Company became obligated to provide pension benefits to eligible retirees and eligible dependents of Asterion. Employees eligible for participation include all full-time regular employees who were more than three years from retirement prior to July 2003. A retirement pension or a lump-sum payment may be paid dependent upon length of service at the mandatory retirement age. The Company accrues the cost of these benefits over the service lives of the covered employees based on an actuarial calculation. The Company uses a December 31 measurement date for this plan. No new employees are registered under this plan and the pension obligation for the existing participants of the plan is calculated based on actual salary of the participants as at the earlier of two dates, the participants leaving the Company or April 10, 2018.

Tax Effect on Accumulated Other Comprehensive Loss

As of September 30, 2022 and December 31, 2021 the Company recorded actuarial losses of $9.0 million and $10.9 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service cost	$15	$19	$45	$57
Interest cost	486	425	1,458	1,275
Expected return on plan assets	(724)	(606)	(2,172)	(1,818)
Amortization:
Amortization of prior service cost	53	45	159	135
Amortization of net loss	646	840	1,938	2,520
Net periodic benefit cost	$476	$723	$1,428	$2,169

The Company records pension interest cost within Interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within Other income, net. Service cost is recorded within Cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $1.9 million and $2.4 million to its pension plans during the nine months ended September 30, 2022 and 2021, respectively. The Company has funded the pension plans with the required contributions for 2022 based on current plan provisions.

8.     Commitments and Contingencies

Appraisal Action

On March 26, 2020, the Delaware Court of Chancery entered a judgment against the Company’s subsidiary SourceHOV Holdings, Inc. (“SourceHOV”) in the amount of $57.7 million inclusive of costs and interest arising out of the petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (the “Appraisal Action”). The Appraisal Action arose out of a preliminary transaction in connection with the acquisition of SourceHOV and Novitex Holdings, Inc., by Quinpario in July 2017 (“Novitex Business Combination”), and the petitioners sought, among other things, a determination of the fair value of their SourceHOV shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. On December 31, 2021, the Company agreed to settle the Appraisal Action along with a separate case brought by the same plaintiffs for $63.4 million. Accordingly as of December 31, 2021, the Company accrued a liability of $63.4 million for these matters, all of which had been paid as of September 30, 2022, and accordingly the Company has no further liability under the Appraisal Action.

Adverse Arbitration Order

In April 2020, one of the Company's Nordic subsidiaries commenced an arbitration in Finland against a customer alleging breach of contract and other damages in connection with an outsourcing services agreement and transition services agreement executed in 2017. In September 2020, the customer submitted counterclaims against the Company in an aggregate amount in excess of €10.0 million. Following an expedited arbitration, in late November 2020, the arbitrator awarded the customer approximately $13.0 million in the aggregate for the counterclaimed damages and costs. The Company filed an application to annul the award in late January 2021 with the relevant court asserting, among other bases, that the arbitrator violated due process and procedural rules by disallowing the Company’s witness and expert testimony and maintaining the expedited format following the assertion of significant counterclaims which would ordinarily have required the application of normal rather than expedited rules. On May 28, 2021, the parties entered into a settlement agreement resolving this dispute for a total of $8.8 million including the reimbursement of certain third party charges. As of September 30, 2022, there was a net outstanding balance of $1.8 million for this matter included in Accrued liabilities on the Condensed Consolidated Balance Sheet.

Contract-Related Contingencies

Certain customers have asserted claims as a result of the network outage (described in Note 2), but no litigation has been filed. Currently, the Company is assessing these claims and whether they arise from contractual commitments and intends to honor its agreements, however, at this time the Company is not able to conclude on the validity and aggregate impact of these claims or the impact of expected insurance coverage to offset any liabilities for such claims.

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

9.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of long-term debt approximated their fair value as of September 30, 2021, and December 31, 2021, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan, 2023 notes and 2026 notes at approximately 67.3%, 65.0% and 28.0% respectively, of the respective principal balance outstanding as of September 30, 2022. The fair values of secured borrowings under the Company’s securitization facility and BRCC facility are equal to the respective carrying values. Other debt represents the Company's outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt using Level 2 inputs including the recent issuance of the debt, the Company’s credit rating, and the current risk-free rate.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2022, and December 31, 2021:

	Carrying	Fair	Fair Value Measurements
As of September 30, 2022	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$909,506	$247,051	$—	$247,051	$—
Nonrecurring assets and liabilities:
Goodwill	328,071	328,071	—	—	328,071

	Carrying	Fair
	Amount	Value	Fair Value Measurements (Restated)
As of December 31, 2021	(Restated)	(Restated)	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,012,452	$803,668	$—	$803,668	$—
Nonrecurring assets and liabilities:
Goodwill	358,323	358,323	—	—	358,323

10.   Stock-Based Compensation

Exela 2018 Stock Incentive Plan

On January 17, 2018, Exela’s 2018 Stock Incentive Plan (the “2018 Plan”) became effective. The 2018 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based compensation to eligible participants. The Company was initially authorized to issue up to 138,729 shares of Common Stock under the 2018 Plan. On June 27, 2022, the shareholders of the Company approved our Amended and Restated 2018 Stock Incentive Plan increasing the number of shares of Common Stock reserved for issuance from an original 138,729 shares to 892,404.

Restricted Stock Unit

Restricted stock unit awards generally vest ratably over a one to two year period. Restricted stock units are subject to forfeiture if employment or service terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the 2018 Plan for the nine months ended September 30, 2022 is summarized in the following table:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Units	Date Fair Value	(Years)	Intrinsic Value
Outstanding Balance as of December 31, 2021	68,450	$34.95	0.11	$2,393
Granted	—	—
Forfeited	—	—
Vested	(66,935)	35.00
Outstanding Balance as of September 30, 2022	1,515	$33.00	0.67	$50

Certain RSUs that vested during the nine months ended September 30, 2022 were net-share settled such that the Company withheld shares with value equivalent to the employee’s minimum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 8,998 shares and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payment for the employee’s tax obligations to taxing authorities were $0.1 million and is reflected as a financing activity within the Condensed Consolidated Statements of Cash Flows.

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the nine months ended September 30, 2022 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period	Aggregate
	Outstanding	Date Fair Value	Exercise Price	(Years)	Intrinsic Value (2)
Outstanding Balance as of December 31, 2021	72,265	$112.60	$235.69	0.69	$—
Granted	—	—
Exercised	—	—
Forfeited	(1,497)	120.23
Expired	—	—
Outstanding Balance as of September 30, 2022 (1)	70,768	$112.44	$234.73	0.27	$—

(1) 51,967 of the outstanding options are exercisable as of September 30, 2022.

(2) Exercise prices of all of the outstanding options as of September 30, 2022 were higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value is zero.

As of September 30, 2022, there was approximately $0.3 million of total unrecognized compensation expense related to non-vested restricted stock unit awards and stock option awards under the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $0.2 million and $0.6 million related to restricted stock unit awards and stock option awards under the 2018 Plan for the three and nine months ended September 30, 2022, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2021, respectively. The Company reversed compensation expense of $0.6 million on account of agreed cancellation of Common Stock issued for Director's vested restricted stock units during the three and nine months ended September 30, 2022.

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

The fair value of per unit of the awards was determined to be $29.60 and $30.20 for Tranche 1 and Tranche 2, respectively, on the grant date by application of the Monte Carlo simulation model. Until December 31, 2021, the performance units were cash-settled awards and therefore accounted for as a liability classified award. On December 31, 2021, upon the approval of the amended and restated 2018 Plan, the performance units may be settled in cash or in shares of Common Stock of the Company at the election of the compensation committee of the Company, therefore the award was reclassified to equity. On December 31, 2021, the modification date fair value of per unit of the awards was determined to be $8.80 and $9.40 for Tranche 1 and Tranche 2, respectively, by application of the Monte Carlo simulation model.

The following table summarizes the activity for the market performance restricted stock units for the nine months ended September 30, 2022:

Weighted Average
		Weighted	Period Over
	Number	Average	Which Expected
	of Units	Fair Value	to be Recognized
Outstanding Balance as of December 31, 2021	425,000	$9.10	2.98
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding Balance as of September 30, 2022	425,000	$9.10	2.98

As of September 30, 2022, there was approximately $2.0 million of total unrecognized compensation expense related to non-vested performance unit awards, which will be recognized over the requisite service period. We recognized $0.2 million and $0.7 million compensation expense associated with the performance unit award for the three and nine months ended September 30, 2022, respectively. We recognized $0.2 million compensation expense associated with the performance unit award for the three and nine months ended September 30, 2021.

11.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of our Common Stock and Tandem Preferred Stock (that provides a vote to holders of our Series B Preferred Stock, as described below) possess all voting power for the election of our Board of Directors (the “Board”) and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the Board in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. As of September 30, 2022 and December 31, 2021, there were 80,050,757 and 13,259,748 shares of Common Stock outstanding, respectively.

Reverse Stock Split

On July 25, 2022, we effected the one-for-twenty Reverse Stock Split of our issued and outstanding shares of Common Stock. As a result of the Reverse Stock Split every twenty (20) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. All information related to Common Stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Giving effect to the Reverse Stock Split the Company’s issued and outstanding stock decreased from 265,194,961 to 13,259,748 as at December 31, 2021.

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

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100.0 million (“Common ATM Program–1”)	May 28, 2021 through July 1, 2021	2,471,185	$40.164	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150.0 million (“Common ATM Program–2”)	June 30, 2021 through September 2, 2021	2,879,023	$52.069	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through March 31, 2022	16,743,797	$14.931	$250.0 million	$241.0 million
Prospectus supplement dated May 23, 2022 with an aggregate offering price of up to $250.0 million (“Common ATM Program–4”)	May 24, 2022 through September 30, 2022	58,283,108	$2.159	$125.8 million	$122.0 million

Share Buyback Program

On August 10, 2022, the Company’s Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company was permitted to repurchase up to 10,000,000 shares of Common Stock over the next two-year period. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares of Common Stock. During the three months ended September 30, 2022, we repurchased and concurrently retired 357,461 shares of Common Stock at an average share price of $1.348 per share pursuant to the 2022 Share Buyback Program.

The Company records such stock repurchases as a reduction to stockholders’ equity. The Company allocates the excess of the repurchase price over the par value of shares acquired to Accumulated Deficit and Additional Paid-in Capital. The portion allocated to Additional Paid-in Capital is determined by dividing the number of shares to be retired by the number of shares issued multiplied by the balance of Additional Paid-in Capital as of the retirement date.

Series A Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board. The Company has designated 2,800,000 shares of its authorized preferred stock as Series A Preferred Stock. At September 30, 2022 and December 31, 2021, the Company had 2,778,111 shares of Series A Preferred Stock outstanding. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder's option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of September 30, 2022, after taking into account the effect of the Reverse Stock Split, each outstanding share of Series A Preferred Stock was convertible into 0.0256 shares of Common Stock using this conversion formula. Accordingly, as of September 30, 2022, 71,256 shares of Common Stock were issuable upon conversion of the remaining 2,778,111 shares of Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series A Liquidation Preference”) per share of Series A Preferred Stock, paid or accrued quarterly in arrears on the 15th day of each March, June, September and December. From the issue date through September 30, 2022 the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Series A Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series A Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series A Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation for the three and nine months ended September 30, 2022 was $0.9 million and $2.6 million, respectively. The gross dividend accumulation for the three months ended September 30, 2021 was $0.8 million. However, as a result of 511,939 shares of Series A Preferred Stock being converted into 11,199 shares of Common Stock during the nine months ended September 30, 2021, accumulated dividend of $1.8 million was reversed, resulting in a net dividend accumulation of $0.7 million for the nine months ended September 30, 2021. As of September 30, 2022, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 is $15.0 million. The per share average of cumulative preferred dividends for the three and nine months ended September 30, 2022 is $0.33 and $0.95, respectively. The per share average of cumulative preferred dividends for each of the three and nine months ended September 30, 2021 is $0.3.

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

At September 30, 2022, the Company had 3,029,900 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible at the holder's option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of liquidation preference per share as adjusted for accrued but unpaid dividends, as described below. As of September 30, 2022, after taking into account the effect of the Reverse Stock Split and payment of the accrued dividend, each outstanding share of Series B Preferred Stock was convertible into one share of Common Stock using this conversion formula. Accordingly, as of September 30, 2022, 3,029,900 shares of Common Stock were issuable upon conversion of 3,029,900 shares of outstanding Series B Preferred Stock.

Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 6% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series B Liquidation Preference”) per share of Series B Preferred Stock, paid or accrued quarterly in arrears on the last day of each of March, June, September and December. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series B Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series B Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series B Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accrued for the three and nine months ended September 30, 2022 is $1.1 million and $2.5 million, respectively. The per share average of accrued preferred dividends for the three and nine months ended September 30, 2022 is $0.38 and $0.83, respectively. During the nine months ended September 30, 2022, the Company paid accumulated dividend of $2.5 million. As of September 30, 2022, there were no accumulated but unpaid dividends on the Series B Preferred Stock.

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

Treasury Stock

As of September 30, 2022, the Company has 46,452 shares repurchased and held as treasury stock under a prior expired share buyback program authorized on November 8, 2017. During the first quarter of 2020, 76,179 shares of Common Stock were returned to the Company in connection with the Appraisal Action. These shares are also included in treasury stock. The Company records treasury stock using the cost method.

Warrants

At September 30, 2022, there were warrants outstanding to purchase 486,591 shares of our Common Stock, consisting of 9,731,819 warrants to purchase one-twentieth of one share from the private placement that was completed in March 2021.

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

Each private placement warrant entitles the holder to purchase one-twentieth of one share of Common Stock, at an exercise price of $80.00 per share and will expire on September 19, 2026. The private placement warrants are not traded as of September 30, 2022 and are not subject to redemption by the Company.

12.   Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, and together with certain of their affiliated entities managed by HandsOn Global Management LLC, including such entity, “HGM”) of less than $0.1 million for each of the three and nine months ended September 30, 2022 and 2021. Certain members of our Board, including our Executive Chairman, Par Chadha, Sharon Chadha, Ron Cogburn, and James Reynolds are, have been, or may be deemed to be affiliated with HGM.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC, a portfolio company of HGM, and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sales is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described in the master agreements. The Company incurred fees of $1.5 million relating to these agreements for each of the three months ended September 30, 2022 and 2021. The Company incurred fees of $4.6 million and $4.2 million relating to these agreements for the nine months ended September 30, 2022 and 2021, respectively.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was $0.1 million for each of the three months ended September 30, 2022 and 2021, and $0.2 million for each of the nine months ended September 30, 2022 and 2021. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.0 million for each of the nine months ended September 30, 2022 and 2021. These expenses are included in cost of revenue in the consolidated statements of operations.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between our Executive Chairman and the president of Oakana Holdings, Inc. There was an expense reversal of less than $0.1 million for the three months ended September 30, 2022 and the expense recognized for these services was less than $0.1 million for the three months ended September 30, 2021. The expense recognized for these services was less than $0.1 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

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

On July 21, 2022, the Company entered into a subscription agreement with its Executive Chairman. Pursuant to this subscription agreement, on August 11, 2022, the Company issued and sold 70,921 shares of Common Stock of the Company to Par Chadha for a purchase price of $0.1 million.

Subscription, Voting and Redemption Agreement

On May 19, 2022, the Company issued 1,000,000 shares of special voting preferred stock, par value $0.0001 per share (“Redeemable Special Voting Preferred Stock”) at par value of $100 to GP-HGM LLC, an entity affiliated to the Executive Chairman of the Company, pursuant to a certain subscription, voting and redemption agreement (the “Subscription, Voting and Redemption Agreement”). The Company designated 1,000,000 shares of its authorized and unissued preferred stock as special voting preferred stock and filed a certificate of designations, preferences, rights and limitations for the special voting preferred stock. The Executive Chairman of the Company was the designated manager of GP-HGM LLC. As a sole holder of the Redeemable Special Voting Preferred Stock, GP-HGM LLC was entitled to 20,000 votes per share, to be voted together and in proportion with the holders of the Company’s voting capital stock as a single class at the Company’s 2022 annual meeting of the stockholders on two specific proposals: (a) approval of the adoption of an amendment to the Company’s certificate of incorporation to effect a reverse split of its outstanding Common Stock (the “Reverse Stock Split Proposal”) and (b) approval of an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of preferred stock from 20,000,000 shares to 40,000,000 shares (the “Preferred Stock Increase Proposal”). The Redeemable Super Voting Preferred Stock were redeemed at par on June 28, 2022.

Payable and Receivable/Prepayment Balances with Affiliates

Payable and receivable/prepayment balances with affiliates as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$402	$—	$708	$—
Rule 14	—	1,698	—	1,483
HGM	102	—	7	—
Oakana	—	—	—	1
	$504	$1,698	$715	$1,484

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

HS: The HS segment operates and maintains an outsourcing business specializing in both the healthcare provider and payer markets.

LLPS: The LLPS segment provides a broad and active array of legal services in connection with class action, labor claims adjudication and employment and other legal matters.

The chief operating decision maker reviews segment profit to evaluate operating segment performance and determine how to allocate resources to operating segments. “Segment profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization). The Company does not allocate selling, general, and administrative expenses, depreciation and amortization, interest expense and sundry expenses (income), net. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segments are not presented. A reconciliation of segment profit to net loss before income taxes is presented below.

	Three months ended September 30, 2022
	ITPS	HS	LLPS	Total
Revenue	$185,309	$60,955	$17,774	$264,038
Cost of revenue (exclusive of depreciation and amortization)	157,269	48,316	12,257	217,842
Segment profit	28,040	12,639	5,517	46,196
Selling, general and administrative expenses (exclusive of depreciation and amortization)				44,369
Depreciation and amortization				17,737
Impairment of goodwill and other intangible assets				29,565
Related party expense				2,016
Interest expense, net				40,897
Debt modification and extinguishment costs (gain), net				(4,696)
Sundry expense, net				781
Other income, net				(1,115)
Net loss before income taxes				$(83,358)

	Three months ended September 30, 2021
	ITPS	HS	LLPS	Total
Revenue	$208,304	$53,995	$16,930	$279,229
Cost of revenue (exclusive of depreciation and amortization)	157,721	41,945	12,065	211,731
Segment profit	50,583	12,050	4,865	67,498
Selling, general and administrative expenses (exclusive of depreciation and amortization)				43,244
Depreciation and amortization				19,094
Related party expense				2,744
Interest expense, net				41,757
Debt modification and extinguishment costs (gain), net				(28,070)
Sundry expense, net				136
Other expense, net				366
Net loss before income taxes				$(11,773)

	Nine months ended September 30, 2022
	ITPS	HS	LLPS	Total
Revenue	$580,320	$173,940	$55,946	$810,206
Cost of revenue (exclusive of depreciation and amortization)	477,559	140,767	40,297	658,623
Segment profit	102,761	33,173	15,649	151,583
Selling, general and administrative expenses (exclusive of depreciation and amortization)				137,604
Depreciation and amortization				53,942
Impairment of goodwill and other intangible assets				29,565
Related party expense				6,189
Interest expense, net				122,928
Debt modification and extinguishment costs (gain), net				4,305
Sundry expense, net				347
Other expense, net				12,419
Net loss before income taxes				$(215,716)

	Nine months ended September 30, 2021
	ITPS	HS	LLPS	Total
Revenue	$657,438	$161,292	$53,564	$872,294
Cost of revenue (exclusive of depreciation and amortization)	499,892	116,736	36,770	653,398
Segment profit	157,546	44,556	16,794	218,896
Selling, general and administrative expenses (exclusive of depreciation and amortization)				121,519
Depreciation and amortization				58,113
Related party expense				7,199
Interest expense, net				127,755
Debt modification and extinguishment costs (gain), net				(28,070)
Sundry income, net				(438)
Other expense, net				1,169
Net loss before income taxes				$(68,351)

14. Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when these condensed consolidated financial statements were issued to determine if they must be reported.

Common Stock At-The-Market Sales Program

During October 1, 2022 through November 14, 2022, we issued an aggregate of 42,150,362 shares of Common Stock under the Common ATM Program–4 at a weighted average price of $0.281 per share, generating gross proceeds of $11.8 million and net proceeds of $11.4 million, after offering expenses.

Repayments on BRCC Facility

During October 1, 2022 through November 14, 2022, we repaid $5.3 million of outstanding principal amount under the BRCC Term Loan.

Divestiture

On October 10, 2022, we announced the execution of a definitive merger agreement to merge our European business with CF Acquisition Corp. VIII (“CFFE”), a special purpose acquisition company, to form a new publicly-traded company which will be called XBP Europe Holdings, Inc. Exela will indirectly own a majority of the outstanding capital stock of XBP Europe Holdings, Inc. The Board of the Company has approved the transaction. The transaction is subject to customary closing conditions, several of which are outside the control of the parties, and there can be no assurance as to whether or when a closing will occur.

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

Restatement

As described in additional detail in the Explanatory Note to its 2021 Form 10-KA, the Company restated its audited consolidated financial statements in the 2021 Form 10-K for the year ended December 31, 2021. Previously filed quarterly reports on Form 10-Q for the first two fiscal quarters in the fiscal year ended December 31, 2022 have not been amended for the restated consolidated balance sheet as of December 31, 2021 as affected by the restatement. See Note 21, Restatement of Previously Issued Financial Statements, of the Notes to the consolidated financial statements in the 2021 Form 10-KA for the impact of the restatement. These condensed consolidated financial statements include restated consolidated balance sheet as of December 31, 2021.

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, estimated or anticipated future results and benefits, future opportunities for Exela, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of the COVID-19 pandemic; the impact of the 2022 network outage, cyber incidents such as a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this quarterly report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 ending December 31, 2021 (as amended, the “Annual Report”) under the heading “Risk Factors”, and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on any websites that may be referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide our expectations, plans or forecasts of future events and views as of the date of this quarterly report. We anticipate that subsequent events and developments may cause our assessments to change. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this quarterly report.

Overview

Exela Technologies, Inc. (“Exela”, the “Company”, “we” or “us”) is a business process automation leader leveraging a global footprint and proprietary technology to help turn the complex into the simple through user friendly software platforms and solutions that enable our customers’ digital transformation. We have decades of expertise earned from serving more than 4,000 customers worldwide, including many of the world’s largest enterprises and over 60% of the Fortune® 100, in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. Our technology-enabled solutions allow global organizations to address critical challenges resulting from the massive amounts of data obtained and created through their daily operations. Our solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. Through cloud-enabled platforms, built on a configurable stack of automation modules, and approximately 16,500 employees operating in 21 countries, Exela rapidly deploys integrated technology and operations as an end-to-end digital journey partner.

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

HS: HS operates and maintains an outsourcing business specializing in both the healthcare provider and payer markets. We serve the top healthcare insurance payers and hundreds of healthcare providers.

LLPS: Our LLPS segment provides a broad and active array of support services in connection with class action, labor claims adjudication and employment and other legal matters. Our customer base consists of corporate counsel, government attorneys, and law firms.

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

As of September 30, 2022, we had approximately 16,500 employees globally, with 54% located in the Americas and EMEA, and the remainder located primarily in India, the Philippines and China.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $136.0 million and $130.4 million for the three months ended September 30, 2022 and 2021, respectively. We incurred personnel costs of $405.5 million and $395.7 million for the nine months ended September 30, 2022 and 2021, respectively. The majority of our personnel costs are variable and incurred only while we are providing our services.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Change	% Change
Revenue:
ITPS	$185,309	$208,304	$(22,995)	(11.04)%
HS	60,955	53,995	6,960	12.89%
LLPS	17,774	16,930	844	4.99%
Total revenue	264,038	279,229	(15,191)	(5.44)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	157,269	157,721	(452)	(0.29)%
HS	48,316	41,945	6,371	15.19%
LLPS	12,257	12,065	192	1.59%
Total cost of revenues	217,842	211,731	6,111	2.89%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	44,369	43,244	1,125	2.60%
Depreciation and amortization	17,737	19,094	(1,357)	(7.11)%
Impairment of goodwill and other intangible assets	29,565	—	29,565	100.00%
Related party expense	2,016	2,744	(728)	(26.53)%
Operating profit (loss)	(47,491)	2,416	(49,907)	(2065.69)%
Interest expense, net	40,897	41,757	(860)	(2.06)%
Debt modification and extinguishment costs (gain), net	(4,696)	(28,070)	23,374	(83.27)%
Sundry expense, net	781	136	645	474.26%
Other expense (income), net	(1,115)	366	(1,481)	(404.64)%
Net loss before income taxes	(83,358)	(11,773)	(71,585)	608.04%
Income tax expense	(1,924)	(1,441)	(483)	33.52%
Net loss	$(85,282)	$(13,214)	$(72,068)	545.39%

Revenue

For the three months ended September 30, 2022, our revenue on a consolidated basis decreased by $15.2 million, or 5.4%, to $264.0 million as compared to $279.2 million for the three months ended September 30, 2021. We experienced revenue decline in our ITPS segment of $23.0 million and revenue increases in our HS and LLPS segments of $7.0 million and $0.8 million respectively. Our ITPS, HS, and LLPS segments constituted 70.2%, 23.1%, and 6.7% of total revenue, respectively, compared to 74.6%, 19.3%, and 6.1% for the three months ended September 30, 2021. The revenue changes by reporting segment were as follows:

ITPS— For the three months ended September 30, 2022, revenue attributable to our ITPS segment decreased by $23.0 million, or 11.0% compared to the same period in the prior year. This revenue decline is attributable to exiting contracts and statements of work with certain customers that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”) and other customer losses. In addition, staffing shortages and network outage from prior quarter impacted revenue during the quarter. The reported ITPS segment revenue decline was also impacted by $7.0 million from currency conversion attributable to the depreciation of the Euro and U.K. pound sterling against the U.S. dollar during the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

HS— For the three months ended September 30, 2022, revenue attributable to our HS segment increased by $7.0 million, or 12.9% compared to the same period in the prior year primarily driven by higher volumes from our healthcare payer customers.

LLPS— For the three months ended September 30, 2022, revenue attributable to our LLPS segment increased by $0.8 million, or 5.0% compared to the same period in the prior year primarily due to an increase in project based engagements in legal claims administration services.

Cost of Revenue

For the three months ended September 30, 2022, our direct costs increased by $6.1 million, or 2.9%, compared to the three months ended September 30, 2021. Costs in our ITPS segment decreased by $0.5 million or 0.3% primarily attributable to the corresponding decline in revenues offset by higher wage inflation. HS segment costs increased by $6.4 million, or 15.2% primarily due to increases in employee-related cost on account of higher headcount in HS (bench costs) to meet our customer forecasts. LLPS segment cost of revenue increased by $0.2 million, or 1.6%.

The increase in cost of revenues on a consolidated basis was primarily due to an increase in employee-related costs of $4.6 million, higher pass through costs of $3.9 million, lower infrastructure and maintenance costs of $1.2 million and lower operating costs of $1.5 million.

Cost of revenue as a percentage of revenue for the three months ended September 30, 2022 was 82.5% compared to the 75.8% for the same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses increased by $1.1 million, or 2.6%, to $44.4 million for the three months ended September 30, 2022, compared to $43.2 million for the three months ended September 30, 2021. The increase was primarily attributable to higher employee related costs by $2.5 million, higher infrastructure and other costs of $1.2 million, higher travel costs of $0.5 million offset by lower legal and professional fees of $3.1 million,. SG&A expenses increased as a percentage of revenues to 16.8% for the three months ended September 30, 2022 as compared to 15.5% for the three months ended September 30, 2021.

Depreciation & Amortization

Total depreciation and amortization expense was $17.7 million and $19.1 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in total depreciation and amortization expense by $1.4 million was primarily due to a reduction in depreciation expense as a result of the expiration of the depreciated lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets for the three months ended September 30, 2022 was $29.6 million. During the three months ended September 30, 2022, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, and concluded that a triggering event for an interim impairment analysis had occurred in the third quarter of 2022. As a result of the interim impairment analysis at September 30, 2022, the Company recorded an impairment charge of $29.6 million, including taxes to goodwill relating to ITPS.

Related Party Expenses

Related party expense was $2.0 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively.

Interest Expense

Interest expense was $40.9 million and $41.8 million for the three months ended September 30, 2022 and 2021, respectively.

Sundry Expense, net

The net change in sundry expense of $0.6 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense (Income), net

Other income, net was $1.1 million for the three months ended September 30, 2022 compared to other expense, net of 0.4 million for the three months ended September 30, 2021.

Income Tax Expense

We had an income tax expense of $1.9 million for the three months ended September 30, 2022 compared with an income tax expense of $1.4 million for the three months ended September 30, 2021. The change in income taxes was primarily attributable to our change in judgment in 2022 related to the realizability of deferred tax assets in certain state and foreign jurisdictions.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Revenue:
ITPS	$580,320	$657,438	$(77,118)	(11.73)%
HS	173,940	161,292	12,648	7.84%
LLPS	55,946	53,564	2,382	4.45%
Total revenue	810,206	872,294	(62,088)	(7.12)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	477,559	499,892	(22,333)	(4.47)%
HS	140,767	116,736	24,031	20.59%
LLPS	40,297	36,770	3,527	9.59%
Total cost of revenues	658,623	653,398	5,225	0.80%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	137,604	121,519	16,085	13.24%
Depreciation and amortization	53,942	58,113	(4,171)	(7.18)%
Impairment of goodwill and other intangible assets	29,565	—	29,565	100.00%
Related party expense	6,189	7,199	(1,010)	(14.03)%
Operating profit (loss)	(75,717)	32,065	(107,782)	(336.14)%
Interest expense, net	122,928	127,755	(4,827)	(3.78)%
Debt modification and extinguishment costs (gain), net	4,305	(28,070)	32,375	(115.34)%
Sundry expense (income), net	347	(438)	785	(179.22)%
Other expense, net	12,419	1,169	11,250	962.36%
Net loss before income taxes	(215,716)	(68,351)	(147,365)	215.60%
Income tax expense	(5,721)	(3,430)	(2,291)	66.79%
Net loss	$(221,437)	$(71,781)	$(149,656)	208.49%

Revenue

For the nine months ended September 30, 2022, our revenue on a consolidated basis decreased by $62.1 million, or 7.1%, to $810.2 million from $872.3 million for the nine months ended September 30, 2021. We experienced revenue decline in the ITPS segment and revenue growth in the HS and LLPS segments. Our ITPS, HS, and LLPS segments constituted 71.6%, 21.5%, and 6.9% of total revenue, respectively, for the nine months ended September 30, 2022, compared to 75.4%, 18.5%, and 6.1%, respectively, for the nine months ended September 30, 2021. The revenue changes by reporting segment were as follows:

ITPS— For the nine months ended September 30, 2022, revenue attributable to our ITPS segment decreased by $77.1 million, or 11.7% compared to the same period in the prior year. This revenue decline is attributable to transition revenue and other customer losses. In addition, staffing shortages during the nine months ended September 30, 2022 and continued impact from the network outage during June 2022 impacted revenue for the period. The reported ITPS segment revenue decline was also impacted by $16.9 million from currency conversion attributable to the depreciation of the Euro and U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

HS— For the nine months ended September 30, 2022, revenue attributable to our HS segment increased by $12.6 million, or 7.8% compared to the same period in the prior year primarily due to higher volumes from our new and existing healthcare customers.

LLPS— For the nine months ended September 30, 2022, revenue attributable to our LLPS segment increased by $2.4 million, or 4.4% compared to the same period in the prior year primarily due to an increase in project based engagements in legal claims administration services.

Cost of Revenue

For the nine months ended September 30, 2022, our cost of revenue increased by $5.2 million, or 0.8%, compared to the nine months ended September 30, 2021. Costs in our ITPS segment decreased by $22.3 million, or 4.5%, primarily attributable to the corresponding decline in revenues offset by wages inflation. HS segment costs increased by $24.0 million, or 20.6% primarily due to increases in employee-related costs on account of higher headcount in HS (bench costs) to meet our customer forecasts. LLPS segment cost of revenue increased by $3.5 million, or 9.6%. Higher costs due to inflationary pressure during the nine months ended September 30, 2022 and idle production costs due to the network outage in June impacted both ITPS and HS segments during the nine months ended September 30, 2022.

The increase in cost of revenues on a consolidated basis was primarily due to an increase in employee-related costs of $1.8 million, higher operating costs of $3.6 million and higher travel costs of $0.5 million offset by lower pass through costs of $0.5 million and lower infrastructure and maintenance costs of $0.2 million.

Cost of revenue for the nine months ended September 30, 2022 was 81.3% of revenue compared to the 74.9% for the comparable same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses increased $16.1 million, or 13.2%, to $137.6 million for the nine months ended September 30, 2022, compared to $121.5 million for the nine months ended September 30, 2021. The increase was primarily attributable to higher employee related costs by $10.8 million, higher travel costs of $1.7 million, higher infrastructure, maintenance and operating costs of $4.5 million, higher legal and professional fees of $4.1 million offset by lower other SG&A expenses of $5.0 million. SG&A expenses increased as a percentage of revenues to 17.0% for the nine months ended September 30, 2022 as compared to 13.9% for the nine months ended September 30, 2021.

Depreciation & Amortization

Total depreciation and amortization expense was $53.9 million and $58.1 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in total depreciation and amortization expense by $4.2 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets for the nine months ended September 30, 2022 was $29.6 million. During the three months ended September 30, 2022, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, and concluded that a triggering event for an interim impairment analysis had occurred in the third quarter of 2022. As a result of the interim impairment analysis at September 30, 2022, the Company recorded an impairment charge of $29.6 million, including taxes to goodwill relating to ITPS.

Related Party Expenses

Related party expense was $6.2 million for the nine months ended September 30, 2022 compared to $7.2 million for the nine months ended September 30, 2021.

Interest Expense

Interest expense was $122.9 million for the nine months ended September 30, 2022 compared to $127.8 million for the nine months ended September 30, 2021.

Debt modification and extinguishment costs (gain), net

Debt modification and extinguishment cost was $4.3 million for the nine months ended September 30, 2022 compared to a gain of $28.1 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company recorded a debt extinguishment cost of $9.0 million in connection with partial prepayment of $50.0 million in cash on the $100.0 million senior secured revolving facility maturing July 12, 2022 during the nine months ended September 30, 2022 and the exit fees paid on the partial prepayment of BRCC Term Loan was treated as a debt extinguishment cost offset by gain on extinguishment of debt of $5.3 million related to the notes that was part of the revolver exchange transaction. The Company recorded a gain on early extinguishment of debt of $28.1 million in connection with the repurchase of the Notes and Senior Secured Term Loan for a total of $89.6 million for the nine months ended September 30, 2021.

Sundry Expense (Income), net

Sundry expense, net was $0.3 million for the nine months ended September 30, 2022 compared to sundry income, net of 0.4 million for the nine months ended September 30, 2021.  The change over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense, net

Other expense, net was $12.4 million for the nine months ended September 30, 2022 compared to other expense, net of 1.2 million for the nine months ended September 30, 2021. The increase in expense was primarily attributable to remeasurement of our true-up guarantee obligation under the Revolver Exchange (as defined below) and accrual of true-up liability based on the market price for the 2026 Notes in Other expense, net.

Income Tax Expense

The Company recorded income tax expense of $5.7 million for the nine months ended September 30, 2022 and an income tax expense of $3.4 million for the nine months ended September 30, 2021. The tax expense for the nine months ended September 30, 2022 is higher than the nine months ended September 30, 2021 largely due to year-over-year increase in profitability in non-US jurisdictions.

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

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021
Net Loss	$(85,282)	$(13,214)
Taxes	1,924	1,441
Interest expense	40,897	41,757
Depreciation and amortization	17,737	19,094
EBITDA	(24,724)	49,078
Optimization and restructuring expenses (1)	6,252	4,695
Transaction and integration costs (2)	4,139	1,928
Non-cash equity compensation (3)	(142)	539
Other charges including non-cash (4)	16,479	8,011
Loss/(Gain) on sale of assets (5)	54	(164)
Debt modification and extinguishment costs (gain), net	(4,696)	(28,070)
Loss/(Gain) on derivative instruments	(1,091)	—

Contract costs (6)	5,986	358
Impairment of goodwill and other intangible assets	29,565	—
Adjusted EBITDA	$31,822	$36,375

(1)	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
(2)	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
(3)	Represents the non-cash charges related to restricted stock units and options that vested under the 2018 Stock Incentive Plan.
(4)	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
(5)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(6)	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Nine months ended September 30, 2022 Compared to the Nine months ended September 30, 2021

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
Net Loss	$(221,437)	$(71,781)
Taxes	5,721	3,430
Interest expense	122,928	127,755
Depreciation and amortization	53,942	58,113
EBITDA	(38,846)	117,517
Optimization and restructuring expenses (1)	19,659	14,990
Transaction and integration costs (2)	16,466	7,927
Non-cash equity compensation (3)	703	1,519
Other charges including non-cash (4)	54,509	20,417
Loss/(Gain) on sale of assets (5)	576	(2,604)
Loss/(Gain) on business disposals (6)	—	1,296
Debt modification and extinguishment costs (gain), net	4,305	(28,070)
Loss/(Gain) on derivative instruments (7)	(1,091)	(125)
Contract costs (8)	18,563	1,812
Litigation reserve	—	(925)
Impairment of goodwill and other intangible assets	29,565	—
Adjusted EBITDA	$104,409	$133,754

(1)	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
(2)	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
(3)	Represents the non-cash charges related to restricted stock units and options that vested during the year under the 2018 Stock Incentive Plan.
(4)	Represents fair value adjustments to deferred revenue and deferred rent accounts established as part of purchase accounting and other non-cash charges. Other charges include severance, retention bonus, facility consolidation and other transition costs.
(5)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(6)	Represents a loss/(gain) recognized on the disposal of noncore-business assets.
(7)	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.

(8)	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

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

At September 30, 2022, cash and cash equivalents totaled $44.8 million, including restricted cash of $34.4 million. We also had borrowing capacity of up to $31.0 million under our $51.0 million BRCC Revolver which, the Company anticipates, will become fully available in the course of 2022, of which $20.0 million was drawn by the Company as of September 30, 2022.

Liquidity is the availability of adequate amounts of cash with an enterprise to meet its needs for cash requirements. As of September 30, 2022, our working capital deficit amounted to $243.3 million an increase of $23.3 million as compared to working capital deficit of $220.0 million as of December 31, 2021. This increase in working capital deficit is primarily a result of decreases in accounts receivables due to the sale of accounts receivables and increases in accrued interest, accounts payable, and obligation for claim payment.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments and taxes. Specifically, $55.8 million of BRCC Term Loan and $20.0 million outstanding under the BRCC Revolver both mature in June 2023. Also, maturing in July 2023 are $22.8 million aggregate principal amount of the 2023 Notes and $77.8 million aggregate principal amount of the Term Loans. The Company’s Term Loans also require us to make periodic principal repayments. See Note 5 - Long-Term Debt and Credit Facilities, Note 7 - Employee Benefit Plans, and Note 8- Commitments and Contingencies to our condensed consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.

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

On March 26, 2020, the Delaware Court of Chancery entered a judgment against one of our subsidiaries in the amount of $57.7 million inclusive of costs and interest arising out of the petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (pursuant to which former stockholders of SourceHOV sought, among other things, a determination of the fair value of their 10,304 SourceHOV shares at the time of the Novitex Business Combination) (the “Appraisal Action”). On December 31, 2021, we agreed to settle the Appraisal Action along with a separate case brought by the same plaintiffs for $63.4 million. Accordingly as of December 31, 2021, the Company accrued a liability of $63.4 million for these matters, all of which had been paid as of September 30, 2022.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has implemented favorable provisions of the CARES Act, including the refundable payroll tax credits and the deferment of employer social security payments. At the end of 2021, the Company paid a portion of the deferred employer social security due as per IRS guidance. The remaining balance of deferred employer social security taxes will be paid by the end of fiscal 2022. The Company has similarly utilized COVID-19 relief measures in various European jurisdictions, including permitted deferrals of certain payroll, social security and value added taxes. At the end of 2021, the Company paid a portion of these deferred payroll taxes, social security and value added taxes. The remaining balance of deferred payroll taxes, social security and value added taxes will be paid by the end of fiscal 2022 as per deferment timeline.

With an objective to increase free cash flows and in order to maintain sufficient liquidity to support profitable growth, the Company is pursuing further reduction in debt and repricing of existing debt. The Company will continue to pursue the sale of certain non-core businesses that are not central to the Company’s long-term strategic vision and invest in the acquisition of businesses that enhance the value proposition. The Company also plans to take further action to raise additional funds in the debt and equity capital markets. Based on our experience with the at-the-market programs and our knowledge of the Company and the financial market, we believe that we will be able to raise those additional funds. There can be no assurances, however, that any of these initiatives will be consummated or will achieve its desired result.

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

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (the “Amended Receivables Purchase Agreement”) under the Securitization Facility among certain of the Company's subsidiaries, its wholly-owned, “bankruptcy remote” special purpose subsidiaries (“SPEs”) and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. As of September 30, 2022, the Company has sold $90.2 million of its accounts receivable. Unsold accounts receivable of $42.1 million were pledged by the SPEs as collateral to the Purchasers as of September 30, 2022.

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

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100.0 million (“Common ATM Program–1”)	May 28, 2021 through July 1, 2021	2,471,185	$40.164	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150.0 million (“Common ATM Program–2”)	June 30, 2021 through September 2, 2021	2,879,023	$52.069	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through March 31, 2022	16,743,797	$14.931	$250.0 million	$241.0 million
Prospectus supplement dated May 23, 2022 with an aggregate offering price of up to $250.0 million (“Common ATM Program–4”)	May 24, 2022 through September 30, 2022	58,283,108	$2.159	$125.8 million	$122.0 million

On August 10, 2022, the Company’s board of directors authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company was authorized to repurchase, from time to time, up to 10,000,000 shares of its Common Stock over next two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. During the three months ended September 30, 2022, the Company repurchased and concurrently retired 357,461 shares of Common Stock at an average share price of $1.348 per share under the 2022 Share Buyback Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change
Net cash used in operating activities	$(86,951)	$(73,588)	$(13,363)
Net cash used in investing activities	(16,739)	(3,649)	(13,090)
Net cash provided by financing activities	101,487	177,995	(76,508)
Subtotal	(2,203)	100,758	(102,961)
Effect of exchange rates on cash	(1,054)	(78)	(976)
Net increase (decrease) in cash and cash equivalents	(3,257)	100,680	(103,937)

Analysis of Cash Flow Changes between the nine months ended September 30, 2022 and September 30, 2021

Operating Activities—The increase of $13.0 million in net cash used in operating activities for the nine months ended September 30, 2022 was primarily due to lower revenue, higher cash outflow on employees-related investments on account of higher headcount (bench costs) to meet our customer forecasts and $63.4 million payment for the Appraisal Action made during the nine months ended September 30, 2022. This increase in cash used in operating activities was partially offset by cash inflow from sale of accounts receivable, reduction in cash outflow from accounts payable and accrued liabilities and reduction in cash outflow for interest payments.

Investing Activities—The increase of $13.1 million in net cash used in investing activities for the nine months ended September 30, 2022 was primarily due to higher additions to property, plant and equipment, patents and development of internal software in 2022 offset by cash proceeds received from asset sales. Property additions were primarily related to a purchase of the Company’s Irish headquarters in Dublin, Ireland.

Financing Activities— Cash provided by financing activities during the nine months ended September 30, 2022 was $101.5 million, primarily as a result of $236.5 million of net proceeds from equity offerings, $75.0 million of net proceeds from the issuance of 2026 Notes offset by net repayments of our senior secured revolving facility, Securitization Facility, BRCC Facility and senior secured term loans and other loans of $203.4 million and debt repurchases of $4.7 million.

Cash provided by financing activities during the nine months ended September 30, 2021 was $178.0 million, primarily as a result of $265.2 million of net proceeds from equity offerings offset by repayments of our term and other loans and debt repurchases of $87.1 million.

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

The Term Loans bear interest at a rate per annum of, at the borrower’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans. The Term Loans will mature on July 12, 2023. As of September 30, 2022, the interest rate applicable for the first lien senior secured term loan was 8.8%.

The Term Loans are jointly and severally, irrevocably and unconditionally guaranteed by the certain of Company’s U.S. subsidiaries, as primary obligors and not merely as sureties.

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

As a result of the Private Exchange, repurchases (as discussed below) and periodic principal repayments, $77.8 million aggregate principal amount of the Term Loans maturing July 12, 2023 remains outstanding as of September 30, 2022.

Revolving Credit Facility; Letters of Credit

As of December 31, 2021, our $100 million Revolving Credit Facility was fully drawn taking into account letters of credit issued thereunder. As of December 31, 2021, there were outstanding irrevocable letters of credit totaling approximately $0.5 million under the Revolving Credit Facility. As of September 30, 2022, the Revolving Credit Facility had been prepaid and terminated as described below.

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

The Exchange Notes were subject to a guarantee in the form of a true-up mechanism whereby the Company was responsible to make a payment to the holders of the Exchange Notes if holders of the Exchange Notes sold their notes at a price below certain agreed thresholds during agreed periods in 2022. During the third quarter of 2022, the Company settled the true-up obligation with cash payments of $9.9 million and by permitting the holders of the Exchange Notes to keep the $21.0 million of principal amount of 2026 Notes previously placed as Collateral Notes constituting an issuance. In addition, $9.0 million of principal amount of 2026 Notes, which had been placed as

Collateral Notes with the holders of the Exchange Notes, were sold by the holders for a net proceeds of $2.6 million which was applied against the true-up obligation.

Senior Secured 2023 Notes

Upon the closing of the Novitex Business Combination on July 12, 2017, subsidiaries of the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 10.0% per year. We pay interest on the 2023 Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The 2023 Notes are jointly and severally guaranteed by certain U.S. subsidiaries of the Company. The 2023 Notes mature on July 15, 2023. As a result of the Public Exchange and repurchases (as discussed below), $22.8 million aggregate principal amount of the 2023 Notes remains outstanding as of September 30, 2022.

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

As of the expiration time of the Public Exchange, $912.7 million aggregate principal amount, or approximately 91.3%, of the 2023 Notes had been validly tendered pursuant to the Public Exchange. On December 9, 2021, upon the settlement of the Public Exchange, $662.7 million aggregate principal amount of the 2026 Notes were issued and an aggregate $225.0 million in cash (plus accrued but unpaid interest) was paid to participating holders in respect of the validly tendered 2023 Notes.

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

During the nine months ended September 30, 2022, subsidiaries of the Company sold $150.0 million in aggregate of principal amount of the 2026 Notes generating net proceeds of $75.0 million. On March 18, 2022, subsidiaries of the Company issued $50.0 million of the 2026 Notes to satisfy the exchange obligation under the Revolver Exchange. The 2026 Notes are guaranteed by certain U.S. subsidiaries of the Company. The 2026 Notes bear interest at a rate of 11.5% per year. We will pay interest on the 2026 Notes on January 15 and July 15 of each year, commencing on July 15, 2022. The 2026 Notes mature on July 12, 2026.

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

$980.0 million aggregate principal amount of 2026 Notes were outstanding as of September 30, 2022.

Repurchases

In July 2021, the Company commenced a debt buyback program to repurchase senior secured indebtedness, which is ongoing. During the three and nine months ended September 30, 2021, we repurchased $54.5 million of our 2023 Notes for a net cash consideration of $40.2 million. The gain on early extinguishment of debt for the 2023 Notes during the three and nine months ended September 30, 2021 totaled $13.7 million and is inclusive of $0.5 million and $0.2 million write off of original issue discount and debt issuance costs, respectively. During the three and nine months ended September 30, 2021, we also repurchased $35.1 million of the outstanding principal amount of our senior secured term loan under the Credit Agreement for a net cash consideration of $19.0 million. The gain on early extinguishment of debt for the senior secured term loan during the three and nine months ended September 30, 2021 totaled $14.4 million and is inclusive of $0.4 million and $1.4 million write off of original issue discount and debt issuance costs, respectively.

During the three and nine months ended September 30, 2022, we repurchased $15.0 million principal amount of Exchange Notes issued under the Revolver Exchange (as discussed above) for a net cash consideration of $4.7 million. The gain on early extinguishment of debt for the Exchange Notes during the three and nine months ended September 30, 2022 totaled $5.3 million and is inclusive of $5.0 million and $0.1 million write off of original issue discount and debt issuance costs, respectively.

BRCC Facility

On November 17, 2021, GP2 XCV, LLC, a subsidiary of the Company (“GP2 XCV”), entered into a borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company was able to borrow an original principal amount of $75.0 million, which was later increased to $115.0 million as of December 7, 2021 (as the same may be amended from time to time, the “BRCC Term Loan”). On March 31, 2022, GP2 XCV entered into an amendment to the borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company will be able to borrow up to $51.0 million under a separate revolving loan (the “BRCC Revolver”, collectively with the BRCC Term Loan, the “BRCC Facility”).

The BRCC Facility is secured by a lien on all the assets of GP2 XCV and by a pledge of the equity of GP2 XCV. GP2 XCV is a bankruptcy-remote entity and as such its assets are not available to other creditors of the Company or any of its subsidiaries other than GP2 XCV. The BRCC Facility will mature on June 10, 2023. However, the BRCC Revolver is subject to certain automatic maturity extensions of six months, unless B. Riley Commercial Capital, LLC or the Company notifies the other party about its election not to extend. In such event, the outstanding principal amount of the BRCC Revolver as of the maturity shall be due and payable in 12 equal installments on the last business day of each calendar month thereafter. Interest under the BRCC Facility accrues at a rate of 11.5% per annum and is payable quarterly on the last business day of each March, June, September and December. The purpose of BRCC Term Loan was to fund certain repurchases of our secured indebtedness and to provide funding for the Public Exchange transaction and Private Exchange transaction described above. The purpose of BRCC Revolver is to fund general corporate purposes.

During the nine months ended September 30, 2022, we repaid $59.2 million of outstanding principal amount under the BRCC Term Loan along with $1.8 million of exit fees. As of September 30, 2022, there were borrowings of $55.8 million and $20.0 million outstanding under the BRCC Term Loan and BRCC Revolver, respectively, maturing June 10, 2023. There was no availability under the BRCC Revolver as of September 30, 2022.

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

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (the “Amended Receivables Purchase Agreement”) under the Securitization Facility among certain of the Company's subsidiaries, its wholly-owned, “bankruptcy remote” special purpose subsidiaries (“SPEs”) and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. As of September 30, 2022, the Company has sold $90.2 million of its accounts receivable. These sales were transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company's condensed consolidated balance sheet. Unsold accounts receivable of $42.1 million were pledged by the SPEs as collateral to the Purchasers as of September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At September 30, 2022, we had $1,181.1 million of principal amount of debt outstanding, with a weighted average interest rate of 11.1%. Interest is calculated under the terms of our credit agreements based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $11.8 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swapped out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018, but expired in January 2021.

The interest rate swap, which was used to manage our exposure to interest rate movements and other identified risks, was not designated as a hedge. As such, changes in the fair value of the derivative were recorded directly to other expense (income), net. Other expense (income), net includes a gain of $0.1 million related to changes in the fair value of the interest rate swap for the nine months ended September 30, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below and as previously reported in the “Risk Factors” section of our prospectus supplement filed with the SEC on May 23, 2022 and our quarterly report on Form 10-Q filed with the SEC on August 12, 2022, there have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” in our Annual Report. The risks described in those Risk Factors and below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our Common Stock may be delisted from Nasdaq.

Our Common Stock is currently listed for trading on the Nasdaq, and the continued listing of our Common Stock on the Nasdaq is subject to our compliance with a number of listing standards, including the $1.00 minimum bid price requirement for continued listing on the Nasdaq under Rule 5550(a)(2) of the Nasdaq Listing Rules and Nasdaq Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC. We currently do not meet the requirement that our minimum bid price exceed $1.00 for at least 30 consecutive business days and received a letter from Nasdaq regarding the infraction on October 12, 2022. There can be no assurance that we will remedy and continue to satisfy this and other continuing listing requirements and remain listed on the Nasdaq, and in order to do so we may have to effect one or more additional reverse stock splits. If our Common Stock were no longer listed on the Nasdaq, investors might only be able to trade on one of the over-the-counter markets. This would impair the liquidity of our Common Stock not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. In addition, we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; a limited amount of news and analyst coverage for us; and a decreased ability to issue additional securities or obtain additional financing.

We restated certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor and customer confidence and raise reputational issues.

As discussed in the Explanatory Note in the Annual Report, we restated our consolidated financial statements and related disclosures for the year ended December 30, 2021. As a result, we incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor and customer confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 and based on its assessment, our management, including our Executive Chairman and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to material weaknesses in our internal control over financial reporting.  Further, in connection with the Restatement, the Company’s management also reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the Restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures as of December 31, 2021 were not effective due to the material weaknesses with respect to compiling information to prepare our financial statements in accordance with U.S. GAAP. The material weaknesses are due to the going concern assessment. For more information, see Part II—Item 9A—Controls and Procedures of the Annual Report.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the price of our Common Stock.

Internal control matters are more fully discussed in Part II—Item 9A—Controls and Procedures of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 10, 2022, the Company’s board of directors authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company was authorized to repurchase, from time to time, up to 10,000,000 shares of its Common Stock over a two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. During three months ended September 30, 2022, the Company repurchased and concurrently retired 357,461 shares of Common Stock at an average share price of $1.348 per share under the 2022 Share Buyback Program.

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our Common Stock during the period of August 10, 2022 through the quarter ended September 30, 2022:

Period	Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
August 2022	357,461	1.3480	357,461	9,642,539
September 2022	—	—	—	—
Total	357,461	1.3480	357,461	9,642,539

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2022.

EXELA TECHNOLOGIES, INC.

By:	/s/ Par Chadha
Par Chadha
Executive Chairman (Principal Executive Officer)

By:	/s/ Shrikant Sortur
Shrikant Sortur
Chief Financial Officer (Principal Financial and Accounting Officer)