Form 10-K
period 2022-12-31
Exela Technologies, Inc.
filed 2023-04-03
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which such voting common equity was last sold as of June 30, 2022, was approximately $90,306,352 (based on a closing price of $2.28).

As of March 31, 2023, the Registrant had 1,274,204,054 shares of common stock outstanding.

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2022.

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

PART I

ITEM 1.   BUSINESS

Exela is a business process automation leader, leveraging a global footprint and proprietary technology to streamline complex, disconnected transactions and processes. By connecting data through user friendly software platforms and solutions, we enable our employees with business process management and help accelerate our customers’ digital transformation. We have decades of expertise earned from serving many of the world’s largest enterprises, including over 60% of the Fortune® 100 and in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. For the fiscal year ended December 31, 2022, we generated $1.08 billion of revenue from over 4,000 customers throughout the world.

Our solutions and services touch multiple elements within a customer’s organization. We use a global delivery model and primarily host solutions in our data centers, on the cloud, or directly from our customers’ premises. As of December 31, 2022, approximately half of our 16,000 employees in 21 countries operate remotely, and the remainder operate from our business facilities or are co-located at our customers’ facilities. Our solutions are location agnostic, and we believe the combination of our hybrid hosted solutions and global work force in the Americas, EMEA and Asia offers a meaningful differentiation to the industries we serve and services we provide.

Exela’s portals provide on-demand multi-industry and departmental solutions and services alongside industry specific solutions to enable our customers, employees, vendors and Exela to deliver BPM services.

We will continue to expand our solutions and services for the industries we serve, with a focus on connecting the front, middle and the back office. We believe this positions us as one of the few companies that can offer solutions and services that span from multi-industry departmental solutions to industry specific solutions.

Multi-industry Departmental Solutions
Smart Office
Enterprise IoT & Front Office Automation
Integrated Communications
Workflow Automation
Enterprise Information Management
Interdepartmental Automation
Seamless workflow templates and collaborative project management for interdepartmental connectivity and productivity
HR
Recruit-to-Retire
Legal
Enterprise Legal Management
F&A
Procure-to-Pay
Order-to-Cash
Industry Solutions
Banking Solutions
Insurance Solutions
Healthcare Solutions
Public Sector Solutions

Our Solutions and Services

We are a leading, global provider in the Business Process Management (“BPM”) industry. Our digital foundation has been shaped to deliver outsourced solutions for current and evolving customer needs. Specifically, our seven-layer technology stack enables easier integration to build digital bridges over broken processes. We derive all our revenue from BPM, including approximately $90 million (8.4% of total revenues) in 2022 by our digital assets group (“DAG”).

We host our digital foundation across a hybrid environment, both on-premise and/or on the cloud and our customers are able to choose based on their needs. Our customers also take advantage of hybrid deployments leveraging either our or their own environment. We sell recurring licenses and maintenance to our customers, along with professional services for configuration and system integration services. We offer multiple options in relation to licensing: customers can purchase a license for a number of transactions, however they usually acquire multi-year term licenses with flexible recurring options, and as part of our DAG offerings, we also offer per user per month subscriptions. We plan for a growing portion of our digital foundation to be made available along these pricing and licensing models. Our solutions are evolving to contain more self-service features, are easy to deploy, and integrate with existing solutions, including for small and medium sized businesses.

Our BPM solutions have expanded to include a suite of Work from Anywhere (“WFA”) applications to support a remote workforce with enterprise software for connectivity and productivity. Our current BPM solutions are grouped as follows:

◾	Liquidity Solutions, including Procure-to-Pay, Order-to-Cash and Expense Management
◾	Payment Technologies and Services
◾	Human Capital Management
◾	Healthcare Payers and Revenue Cycle Management (RCM)

◾	WFA solutions
◾	Information Management and Communications

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

Finance and Accounting Solutions (F&A)

Exela offers a suite of finance and accounting (“F&A”) solutions providing digital roads to connect global commerce. By structuring and linking digital data across disparate customer systems, processes and standards, our exchange for bills and payments (“XBP”) enables digital transformation savings and modernization to be rapidly implemented utilizing existing customer infrastructure and in-country settlement processes. We provide process automation and enhanced services addressing the payments lifecycle from procure to pay (“P2P”) to order to cash (“O2C”). We use our own technology and our global operations to deliver these solutions.

Our XBP solution provides a platform with a secure messaging service, allowing billers, consumers and businesses to communicate and transact utilizing a modern technology stack that can be rapidly connected to any system without material investment by our customers. Billers are able to send bills to payers, whether businesses or consumers, electronically, offering transparency and simpler reconciliations. Payers are able to receive their bills in one place, with analytics, alerts and several payment options. With XBP making the bill component of P2P and O2C electronic, downstream processes can be integrated with richer and more actionable data.

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

Our P2P services can be integrated with our digital mail room technology, which expands our ability to support existing data types and formats. In effect, both digital and analog items can enter this information stream. The process begins by opening a requisition, and once approved it moves to procurement to solicit bids from an approved supplier network. We believe that supporting our customers by making available our supplier network can be a key differentiator in enabling a complete P2P solution. Our P2P platform also records receipt of goods and invoices and performs three way matching digitally. Exceptions are processed by our employees, and once approved, we record the purchase in a customer’s ERP system, so it can be paid. We then use our system to generate and deliver a payment file in the format the bank needs so that a payment can be processed. Some of our customers also authorize us to process the payment on their behalf.

Our Record-to-Report (R2R) services include spend analytics and data mining tools for financial planning and analysis to support reporting and audit functions, interchanges and robotics providing automation of ERP entries and regulatory reporting and fixed asset management.

Our mission is to connect bills, payments and many related processes across many industries by utilizing XBP:

Enterprise Information Management (EIM)

Exela’s enterprise information management (“EIM”) solutions ingest and organize large amounts of data and store the information in cloud enabled proprietary platforms. We also gather transactional data from enterprise systems for similar hosting. The collected, extracted data is used to complete a process, and is then made available to our customers and their end-consumers for an agreed upon period. We derive revenue for such services, hosting and access.

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

Our platforms simplify integration with customers’ existing EIM systems, and our customers can benefit from being able to conduct federated searches across connected datasets, manage records in accordance with their needs and regulatory requirements, build live customer and employee profiles, and facilitate release of information and routing with control over security and permissions. We also provide business intelligence add-ons, offering summarization of data sets, dashboards and trend monitoring, relationship visualization, macro and micro drill-downs, escalation triggers and notifications.

Exela Robotic Process Automation

Exela has been at the forefront of using robotic process automation since 2009. Our deployment model is to use desktop automation first, and if the usage is very high, we usually migrate to server level automation. We have built a large library of rules by industry and by customer. While we have been using robotic solutions as part of our internal processes for years, only recently have we made them available to our customers. Our domain experts and analysts can use an existing bot, modify one or create new ones using our design studio. Our robotic solutions are available as programmable robots with a rules library for a specific industry or feature, or as an enterprise license or on a per user per month basis.

Digital Mailroom Solutions

Exela is one of the leading global providers of digital mailroom (“DMR”) solutions. Our DMR solutions rely on proprietary technology, use our own or a customer’s facilities, and process a significant number of transactions daily. We use proprietary high-speed scanners as well as support most other major scanners. Our end-to-end DMR solution features ingestion from many sources – paper, fax, email and other digital data. We also offer recorded voice, image and video ingestion channels. This solution can be complemented with our shipping and receiving services with digital receipt, delivery and routing to our intelligent lockers. Our DMR SMB offering is experiencing rapid adoption, across geographies, and is serving as a catalyst for us to expand the features of DMR with additional proprietary platforms. One such platform is Exela Remote Notarization, which was launched in late 2021.

We own and deploy several classification engines for information processing, including unattended digital repositories, for example unattended email boxes that identify content and route it to the appropriate member of an organization. Exela offers DMR for enterprise wide deployment to captive mailrooms of our customers, mailrooms outsourced to both Exela and others, and for business locations where there is no dedicated mail room, such as a front desk. Our customers can see their information across the enterprise from a single platform. Our DMR solutions are available as SaaS, BpaaS or enterprise licenses and we often handle the entire mail operation for a customer.

Business process management and intelligent workflow automation

Exela has built extensive proprietary workflow automation platforms for business process management across several industries and regions. Our platforms are designed to have intuitive user interfaces with drag & drop configuration enabling a certain amount of customization. Our platforms use our EIM engines by default, are designed to integrate with popular database and enterprise systems, and are offered across three user categories:

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

We offer reporting and analytics on the scope of work processed through operations, and we also provide our customers the capability to consolidate various data streams into comprehensive dashboards to enhance business intelligence, including providing real-time visibility to revenue, cost, profitability and cash flow as well as process monitoring, KPI tracking, and actionable alerts.

We believe providing analytics modules complement our services and solutions, creating a superior user experience, and reducing the need for other third-party tools by centralizing business management in Exela’s platforms. By enabling users to share dashboards across their organization, we believe additional users will adopt Exela platforms and increase our penetration into the front-end applications across an enterprise.

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

Exela can also provide a digital signature system to streamline collaboration, approvals and execution of contracts. We deploy a secure, hosted environment to request and execute signatures and exchange contracts and documents across individuals or groups. Our platform, Drysign®, enables multiple signature execution with routing through approval hierarchies, while providing transparency to the status and tracking of comments and edits. Upon execution, documents are stored electronically for secure archiving and retrieval. As part of our expanded focus on WFA, we launched Drysign to the SMB and individual user market in 2020, initially in the Americas, but since then also expanding into the UK, India and Philippines, and into France and Germany in the spring of 2022. Drysign is offered through a dynamic pricing model, including freemium for low volume users, various SMB plans and also on a per user per month for enterprises. Adoption rate for Drysign since launch has been steady, quarter over quarter.

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

Exela Smart Office

In the second half of 2019, we launched a group of solutions that complement our existing offerings, labeled Exela Smart Office℠ (“Smart Office”). Smart Office seeks to improve employee and visitor experiences while optimizing facility management efficiency thereby contributing towards corporate sustainability standards. Smart Office is our enterprise IoT, which helps transform the front-office, energy and facilities management, logistics and fulfillment for our customers, and provides on-demand services with connected devices to facilitate green initiatives, and reduce waste. For example, our space management software uses sensors to detect facility utilization, which enables optimized space and energy usage and provides mobile workers directions to available work spaces, while our Contactless Entry and Exit (“CEE”) and lobby kiosk can be deployed to regulate facility access and track employee activities with automated time sheets. Our FYI platform connects our customers’ employees with AI assisted digital help desk channels across departments and a federated search forum to quickly explore related topics and discussions.  Our Intelligent Lockers are available for visitor day storage of luggage and to provide a secure chain of custody for parcels and mail for employees using our hosted shipping and receiving tools. During 2021, we also launched the table-top high-speed and high-fidelity scanner, the Intelliscan Raptor. The Intelliscan Raptor expands our Intelliscan suite of scanners, most of which cater to enterprise and government agency needs. The Intelliscan Raptor combines the capabilities of those larger scanners but at a much lower cost basis, thereby appealing to both a more price sensitive and space constrained market segment.

Human Capital Management (“HCM”)

We have onboarded all of our employees to our proprietary human capital management platform, HCM. This platform integrates with our existing offerings and is designed to help an enterprise and its employees manage the data and processes relevant to the entire employment lifecycle from recruitment to retirement. By providing digital management and data tracking for human capital, we enable reduction in administrative overhead and enhanced management of human capital productivity while improving the overall experience. Our human capital management platform is available for sale. HCM has been supplemented by our human resource outsourcing solution, Exela HRS, launched in 2021. Exela HRS includes services such as recruitment, payroll and benefits administration, offered to SMBs and enterprises. Exela’s learning management platform, LYNX, launched as a SaaS offering on June 2, 2022.

Industry Specific Services and Solutions

While the above-described solutions and services can be leveraged across industries, over the years we have also developed services and solutions for specific industries which help our customers around the world better manage their liquidity. The most significant are summarized below.

Banking and Financial Industry Solutions and Services

Our banking and financial solutions consist of payment, mortgage, enrollment, lending and loan management, governance and information management solutions and accounted for approximately 24% of 2022 revenue. Exela’s payment operations and treasury management solutions are designed to improve digital engagement and transaction speed and compliance. We also provide mobile and remote deposit technologies to our banking and financial services customers.

We are one of the largest non-bank processors of payments. We handle many payment channels in addition to checks and credit cards including, automated clearing house (ACH), Faster Payments in UK, Single European Payment Area (SEPA), Bank Giro in the Nordics and other payment networks. We perform these services on behalf of banks or their customers. We believe the regulatory environment in many geographies is beginning to allow non-bank payment processors to connect to the payment networks directly such that one can verify funds, confirm payee and settlement of payments and are pursuing a PSP license in the European Union to further expand our payment offerings.

We have extensive experience and technology that we have built over decades to serve many banks and companies to process the payments related to both business to business (“B2B”) and business to consumer (“B2C”) transactions. We develop, use, and sell proprietary integrated receivables processing technology, providing our customers with a solution that consolidates B2B and B2C transactions across many payment channels into a single platform, connected to our XBP network of global buyers and suppliers. We plan to offer this as a branded or as a private label solution to our banking customers giving them the ability to offer advanced treasury solutions with insights from accounts receivable, customer credit worthiness, payment habits, soft collections and delinquent collections.

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

Healthcare Industry Solutions and Services for Insurance Companies and Healthcare Providers

Exela’s healthcare industry customers include commercial and government sponsored healthcare plans, hospital networks and university hospital systems and large medical distribution systems and pharmacy networks, and accounted for approximately 28% of total revenues in 2022. We serve our customers using our proprietary technology and for some customers combined with their systems.

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

Insurance Industry Solutions and Services

Exela offers a suite of insurance industry solutions aimed at providing digital engagements and rapid integration of disparate systems and silos. Our insurance industry solutions accounted for approximately 10% of total revenues in 2022. We provide applications and services to facilitate automation and digital transformation for underwriting and enrollments, premium payments, claims submission, first notification of loss, fraud, waste & abuse monitoring and integrated communications. Our solutions are aimed at improving the customer experience by providing digital pathways and transparency with web portals and integrated communications, while helping to improve quality and risk management.

Public Sector

We provide technology and solutions to public sector customers. Our public sector solutions accounted for approximately 10% of total revenues in 2022. Our mission is to help our public sector customers with their digital journey and meet their objectives of better serving the public. Exela solutions are primarily deployed across pension benefits and administration, tax return processing, payment operations, inter-agency information management and communications with citizens and employees of government institutions.

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

Commercial, Tech, Manufacturing, and Legal Industries Solutions and Services

For the commercial, technology, manufacturing and legal industries, we primarily provide multi-industry solutions described earlier. For 2022, our commercial industry revenue accounted for approximately 18% of total revenues, our revenues from the technology and manufacturing industry accounted for approximately 6%, while our revenue from the legal industry accounted for approximately 5%.

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

Overview of Revenues

Our business consists of three reportable segments:

●	Information and Transaction Processing Solutions ("ITPS"). The ITPS segment is our largest segment, with $765.1 million of revenues for the fiscal year ended December 31, 2022, representing 71.0% of our revenues. We generate ITPS revenues primarily from a transaction-based pricing model for the various types of volumes processed, licensing and maintenance fees for technology sales, and a mix of fixed management fee and transactional revenue for document logistics and location services.
●	Healthcare Solutions ("HS"). The HS segment generated $239.3 million of revenues for the fiscal year ended December 31, 2022, representing 22.2% of our revenues. We generate HS revenues primarily from a transaction-based pricing model for the various types of volumes processed for healthcare payers and providers.
●	Legal & Loss Prevention Services ("LLPS"). The LLPS segment generated $72.8 million of revenues for the fiscal year ended December 31, 2022, representing 6.8% of our revenues. We generate LLPS revenues primarily based on time and materials pricing as well as through transactional services priced on a per item basis.

Additional financial information for our three business segments is included in Note 19 within our consolidated financial statements.

We provide services to our customers on a global basis. In 2022, our revenues by geography were as follows: $878.6 million in the United States (81.6% of total revenues), $180.5 million in EMEA (16.7% of total revenues), and $18.0 million from the rest of the world (1.7% of total revenues). We present additional geographical financial information in Note 19 within our consolidated financial statements.

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

As of December 31, 2022, the Company had largely met the initial goals of the Initiative by:

• In fiscal year 2021:

●	Raising $407 million of gross equity capital;
●	Reducing total long-term debt by $454 million;
●	Settling the Appraisal Action;

• In fiscal year 2022:

●	Raising additional $276 million of gross equity capital;
●	Extinguishing its long-term debt maturing in 2022;
●	Fully paying off the Appraisal Action; and
●	Paying off Securitization facility and switching over to an off-balance sheet AR securitization facility with PNC.

On October 9, 2022, we entered into a definitive merger agreement to merge our European business with CF Acquisition Corp. VIII (“CFFE”), a special purpose acquisition company, to form a new publicly-traded company which will be called XBP Europe Holdings, Inc. Upon closing of the transaction, we will indirectly own a majority of the outstanding capital stock of XBP Europe Holdings, Inc. The completion of these transactions is subject to customary closing conditions, several of which are outside the control of the parties, and there can be no assurance as to whether or when a closing will occur.

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

See diagram of 7 layers of solutions below:

Desktop
EDI
Web
Mobile
ERPs
Industry Platforms and Networks
Digital Mailroom
Email/Fax
EDI
Web Portal
Mail
Front-End Software (B2B/B2C/SaaS)
DigitalNow® End-to-End Process
Platform Integrations
Process Components
Intelligent Workflow Automation
Information Management
Data Fabric
7
6
5
4
3
2
1

●	Expand relationships with existing customers. We intend to continue aggressively pursuing cross-selling and up-selling opportunities within our existing customer base. With an existing base of over 4,000 customers, we believe we have meaningful opportunities to offer a bundled suite of services and be a "one-stop-shop" for our customers' information and transaction processing needs. Our sales force is organized on an industry basis and utilizes solutions and relationships to better serve our customers across all levels of their organizations. As an example, we now offer a full suite of healthcare-focused solutions by bundling enrollments, policy and plan management, claims processing, audit and recovery services, payment solutions, integrated accounts payable and receivable, medical records management, and unified communication services for payers and providers.
●	Expand XBP network of buyers and suppliers. The hundreds of millions of transactions we process globally present a significant opportunity to seamlessly connect all stakeholders with improved experience, lower cost, and value-added services. We intend to expand the scope and scale of services we offer to our customers by leveraging the integration value our existing network provides as we endeavor to further connect buyers and suppliers to communicate and transact digitally.
●	Leverage BPA suite across on-site services. Approximately 2,950 of our employees currently work at customers in an on-site capacity. We believe this on-site presence is a competitive differentiator and a valuable asset as we pursue future growth opportunities. We have been deploying our BPA software across these customer locations, and we believe that by offering our customers enhanced productivity and quality through our onsite employees, we will continue to create additional opportunities to expand our footprint and wallet share across their organization. For example, in customers where we provide underwriting support and claims processing, we can enable our onsite employees to accelerate the aggregation and analysis of datasets while also increasing accuracy and automatically flagging deficiencies using our software. By enhancing the productivity and quality of our onsite employees, we believe we will increase the demand from our customers to replicate our processes across their organization, bolstering our cross-sell/up-sell initiatives. By having our BPA suite already approved and deployed within existing onsite engagements, we believe our ability to expand into new lines of business will be streamlined and accelerated.

●	Work-from-Anywhere (WFA) enablement – We believe the modern workforce will become more globalized, dynamic and distributed, demanding applications that support digital workflows, remote connectivity, productivity optimization and flexible facilities. We plan to continue expanding our WFA suite of enterprise and SMB software such as DMR, Drysign, Exela Remote Notarization and LYNX to meet the evolving needs of our customers and their employees.
●	Pursue new customer opportunities. We plan to continue to develop new long-term, strategic customer relationships, especially where we have an opportunity to deliver a wide range of our capabilities and can have a meaningful impact on our customers' business outcomes. For example, we plan to dedicate resources within the legal industry in order to pursue opportunities in e-discovery and contract management services.
●	Develop additional process capabilities and industry expertise. We will focus on developing additional process capabilities and market expertise for our core industries. We will continue to invest in technology and innovation that will accelerate the build-out of our portfolio of next-generation solutions, such as platform-based descriptive and predictive analytics services for processing flows of "Big Data" to help customers gain better insight into their processes and businesses. As an example, on behalf of our customers, we are deploying Big Data automation platforms to analyze individual consumer behavior and interaction patterns to identify opportunities for revenue enhancement and loss prevention, and configure optimal outreach campaigns to drive sales, loyalty, and profitability.
●	Pursue meaningful cost synergy opportunities and accelerate long-term profitability. Due to similar operating infrastructures between SourceHOV and Novitex, we continue to deliver and believe we have additional opportunities across information technology, operations, facilities, and corporate functions to achieve cost savings executable as we approach three years from the closing of the Novitex Business Combination.
●	Capitalize on our enhanced scale and operating capacity. We intend to utilize our increased global scale and brand recognition to strengthen our ability to bid on new opportunities. We plan to dedicate more resources to pursue whitespace coverage to expand our range of service offerings and pursue additional cross-selling opportunities. We will also look to use our increased scale and operations expertise to improve utilization of our assets.

Customers

We serve over 4,000 customers across a variety of industries. Our customers are among the leading companies in their respective industries, and many of them are recurring customers that have maintained long-term relationships with us and our predecessor companies.

We have successfully leveraged our relationships with customers to offer extended value chain services, creating stickier customer relationships and increasing overall margins. Customers are increasingly turning to us due to a demonstrated ability to work on large-scale projects, past performance and record of delivery, and deep domain expertise accumulated from years of experience in key verticals. We believe, our stable base of customers and sticky long-term relationships lead to predictable revenues.

Industry Highlights

We maintain a strong mix of diversified customers with low customer concentration. No customer accounts for more than 10% of 2022 revenue. The diversity of our customer base has contributed to the stability and predictability of our revenue streams and cash flows even as we face macroeconomic headwinds. We have been able to effectively balance our customer mix and reduce dependency on any single customer or vertical by penetrating a diverse set of end markets.

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

As of December 31, 2022, we had approximately 16,000 total employees, of which approximately 458 are part-time employees. We have a global workforce with a majority of our employees located in Americas and EMEA, and the remainder located in India, the Philippines and China. Our employee count fluctuates from time to time based upon the timing and duration of our engagements. We consider our employees to be the foundation for our growth and success. As such, our future success as an organization depends in part on our ability to attract, train, retain, and motivate qualified personnel. We are also fully committed to developing and fostering a culture of diversity and inclusion, and understand that our ability to identify and hire talented individuals from all backgrounds and perspectives is key to our continued success.

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
●	Talent development. We invest significant resources to develop the talent needed to continue to be a leader in our industry. We deliver numerous training opportunities, provide rotational assignment opportunities, have expanded our focus on continuous learning and development, and implemented industry leading methodologies to manage performance, provide feedback and develop talent. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations. We provide a series of employee workshops around the globe that support professional growth and development. Additionally, our manager and employee forum programs provide an ongoing opportunity for employees to practice and apply learning around conversations aligned with our annual review process. We leverage our proprietary learning management system LYNX to provide employees and leaders with quick access to learning resources that are personalized to the individual's development needs.
●	Building connections - with each other and our communities. We believe that building connections between our employees, their families, and our communities creates a more meaningful, fulfilling and enjoyable workplace. Our employees are passionate about many causes, so our corporate giving and volunteering programs support and encourage employees by engaging with those causes. We are active and involved members in the communities in which our employees live and work, and we promote a culture of volunteering and giving back. To support these efforts, exelashop.com offers an online portal where anyone can purchase eco-friendly and recycled Exela gear. All net proceeds from exelashop.com are donated to the #ExelaCares program. In coordination with exelashop.com, we also partnered with the Dian Fossey Gorilla fund to help fund conservation efforts, research, educational programs, and campus initiatives. We continued our efforts to support the Orthopaedic Institute for Children (OIC) to help fund diagnosis, treatment, and rehabilitation of kids all over the world with pediatric musculoskeletal conditions who may otherwise not have access to the necessary care. All net proceeds from Exela branded sales go toward helping these charities achieve their missions

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

Executive Officers

The following table sets forth information concerning our executive officers as of April 3, 2023:

Name	Age	Position
Par Chadha	67	Executive Chairman
Shrikant Sortur	50	Chief Financial Officer
Suresh Yannamani	57	Chief Executive Officer, Exela Technologies BPA
Mark Fairchild	63	President, Exela Smart Office
Srini Murali	50	President, Exela Technologies BPA
Vitalie Robu	51	President, EMEA

Par Chadha is our Executive Chairman and is the founder, Chief Executive Officer and Chief Investment Officer of HGM, a family office, formed in 2001. Mr. Chadha brings over 40 years of experience in building businesses in the Americas, Europe and Asia, including execution of mergers and acquisitions, integration of businesses and public offerings. Mr. Chadha served as our Chairman from the Closing of the Business Combination and most recently became Executive Chairman in September 2021. He also served as Chairman of SourceHOV Holdings, Inc. from 2011 to July 2017 when it was acquired by Exela, and was Chairman of Lason Inc. from 2007 to 2011 until its merger with SourceCorp, a predecessor company of SourceHOV. Mr. Chadha is a Director and Chairman of HOV Services Limited (NSE:HOVS) , a company listed on the National Stock exchange of India, since 2005, and served as its Chairman from 2009 to 2011. Mr. Chadha is co-founder of Rule 14, LLC, an artificial intelligence led automation company formed in 2011. During his career, Mr. Chadha has been a cofounder of technology companies in the fields of metro optical networks, systems-on-silicon, and communications. Mr. Chadha previously participated in director and executive roles in portfolio companies of HGM, and currently holds and manages investments in evolving financial technology, health technology and AI industries. Mr. Chadha is the husband of Sharon Chadha, a director. Mr. Chadha holds a B.S. degree in Electrical Engineering from the Punjab Engineering College, India.

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

Suresh Yannamani is Chief Executive Officer of Exela Technologies BPA since July 2022, and before that served as our President since the closing of the Novitex Business Combination and President, Americas of SourceHOV from 2011 until the closing of the Novitex Business Combination, and has been a part of companies that were predecessors to Exela since 1997. Mr. Yannamani oversees the sales and operations and plays a large part in scaling the transaction processing solutions practice and enterprise solution strategy for healthcare, financial services and commercial industries. Mr. Yannamani was also President of HOV Services, LLC from 2007 to 2011, serving customers in the healthcare, financial services, insurance and commercial industries. Mr. Yannamani was the Executive Vice President of

BPO services for Lason from 1997 to 2007 prior to its acquisition by HOV Services, LLC. Mr. Yannamani also served in management roles at IBM from 1995 to 1997, managing the design, development, and implementation of financial management information systems for the public sector and worked for Coopers & Lybrand as a consultant in public audits from 1992 to 1994. Mr. Yannamani has a bachelor’s degree in Chemistry from the University of London and holds an MBA from Eastern Michigan University.

Mark D. Fairchild is President, Exela SmartOffice and served as President of Exela Enterprise Solutions from the Novitex Business Combination until January 2019 and prior to that served as President, Europe, of SourceHOV from the merger of BancTec and SourceHOV in 2014, having served in management roles at BancTec since 1985. With more than 30 years of executive experience in the financial services industry, Mr. Fairchild specializes in global account management, transaction processing services, software solutions and hardware technology products. In 2005, Mr. Fairchild was appointed Chief Technology Officer of BancTec and was responsible for the Company’s software and hardware products, manufacturing and internal IT services until 2014. Prior to this role, Mr. Fairchild acted as Vice President for International Operations of BancTec from 2001 to 2005 and VP of European Operations from 1998 to 2001. In his role as International Systems Director from 1991 to 1998, Mr. Fairchild led the European software teams, implementing payment platforms throughout the region. As Director of Engineering of BancTec from 1989 to 1991, Mr. Fairchild led the research and development team that introduced a new high-speed digital image processing system that formed the base of BancTec’s ImageFIRST product portfolio. Mr. Fairchild joined BancTec as a Project Manager, a position he held from 1985 to 1986. He began his career as a software developer at British Aerospace, where he worked from 1981 to 1985. Mr. Fairchild graduated with honors from Manchester University with a bachelor’s degree in aeronautical engineering and holds an MBA from London Business School.

Srini Murali is President of Exela Technologies BPA since July 2022, and before that served as our President, Americas and APAC from January 2019 and as Chief Operating Officer Americas and APAC from the Novitex Business Combination. He is responsible for all sales, operations and business strategy functions across the Americas and Asia Pacific. Prior to the Novitex Business Combination, Mr. Murali served as Senior Vice President, Operations for the Americas and APAC regions for SourceHOV, creating global operating strategies, developing client relationships, and overseeing compliance. Mr. Murali has been a part of predecessor companies to SourceHOV since 1993. During his tenure, Mr. Murali has held analysis, product development, IT, and operational roles. In 2010, Mr. Murali took on a broader scope of responsibility as SourceHOV’s Senior Vice President of Global Operations and IT. Mr. Murali has served in executive-level leadership roles at companies that preceded SourceHOV since 2007, when he was appointed Vice President of IT and Technology. Prior to these management roles, Mr. Murali served as Director of Information Technology for Lason from 2002 to 2007, and as an Application Development Manager for Lason from 1998 to 2002. Before joining Lason, Mr. Murali worked as a Systems Engineer for Vetri Systems from 1996 to 1998. Mr. Murali graduated with a bachelor’s degree in mathematics and statistics from Loyola College, Chennai, and earned an MBA from Davenport University, Michigan.

Vitalie Robu is President, EMEA and served as Chief Operating Officer, EMEA from the Novitex Business Combination until January 2019. Mr. Robu is responsible for all sales, operations and business strategy functions across Europe, the Middle East and Africa. Mr. Robu specializes in transaction processing services, technology products, and software solutions, and has over 20 years of international management experience in the private and public sectors. Prior to the Novitex Business Combination, he served as Senior Vice President, Operations for the European region of SourceHOV from 2014. From 2010 to 2014, Mr. Robu held the position of President and Executive Director of DataForce UK, a business process outsourcing and software provider that was part of SourceHOV. Prior to joining the SourceHOV group, Mr. Robu served as Manager of Investment and Insurance Products for Citibank EMEA in London from 2007 to 2010. Mr. Robu has degrees in International Relations from the National School for Political Studies, Bucharest and Physics from the State University of Moloves, and earned an MBA from IMD — International Institute for Management Development, Lausanne.

Reverse Stock Split

On July 25, 2022, the Company filed a Certificate of Amendment of the Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Amendment”), with the Secretary of State of

Delaware, to effect a one (1) share for twenty (20) shares reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the par value of the Common Stock and did not reduce the number of authorized shares. Fractional shares were not issued as a result of the Reverse Stock Split. Stockholders who would otherwise have been entitled to a fractional share of Common Stock instead received cash in lieu of fractional shares based on the closing sales price of the Company’s Common Stock as quoted on the Nasdaq on July 25, 2022. The reason for the reverse stock split was to maintain the Company’s listing on Nasdaq, which pursuant to Nasdaq Listing Rule 5550(a)(2)(the “Rule”) requires that if the closing bid price of the Common Stock is below $1.00 for 30 consecutive trading days, then the closing bid price must be $1.00 or more for 10 consecutive trading days during a grace period to regain compliance with the Rule.

The Reverse Stock Split resulted in a proportionate adjustment to the per share exercise price and the number of shares of Common Stock issuable upon the exercise of our outstanding stock options and warrants, as well as the number of shares of Common Stock eligible for issuance under the Company’s 2018 Stock Incentive Plan. In addition, the conversion rate of our Series A Preferred Stock was equitably adjusted following the Reverse Stock Split, such that the conversion rate is now 0.0153 (previously 0.3064) and the Conversion Price is $522.20 (previously $26.10), with the effect that immediately following the Reverse Stock Split, each share of Series A Preferred Stock converts into 1/20th of the number of shares of Common Stock into which it was convertible immediately prior to the Reverse Stock Split. Similarly, the conversion rate of our Series B Preferred Stock was equitably adjusted following the Reverse Stock Split, such that the Conversion Price is $25.00 (previously $1.25), with the effect that immediately following the Reverse Stock Split, each share of Series B Preferred Stock converts into 1/20th of the number of shares of Common Stock into which it was convertible immediately prior to the Reverse Stock Split. As a result of the Reverse Stock Split, the number of shares of Common Stock issuable on exercise of each of our warrants has been decreased in proportion to such decrease in outstanding shares of Common Stock. As a result, each warrant previously exercisable for one share at $4.00 per share, is now exercisable for one-twentieth of a share at $4.00 per one-twentieth of a share ($80.00 per share).

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

As of December 31, 2022, we had approximately $1.1 billion of long-term debt, excluding current maturities. While the Company seeks to repay and/or refinance a material portion of its indebtedness, there can be no assurance that such plan will be successful in whole or in part, and, even if the plan is successful, we will still have a substantial amount of indebtedness outstanding.

Our high degree of leverage and other obligations could: require a substantial portion of cash flow from operations to be dedicated to servicing our indebtedness, thereby reducing our ability to use cash flow from operations to fund operations, capital expenditures, and future business opportunities; increase the risks of adverse consequences resulting from a breach of any indebtedness agreement, including, for example, a failure to make required payments of principal or interest due to failure of our business to perform as expected; decrease our ability to obtain additional financing for working capital, capital expenditures, general corporate or other purposes; limit our flexibility to make acquisitions; require non-strategic divestitures; increase our cash requirements to support the payment of interest; limit our flexibility in planning for, or reacting to, changes in our business and our industry; disadvantage us against less leveraged competitors; and increase our vulnerability to adverse changes in general economic and industry conditions.

Our ability to make payments of principal and interest on our indebtedness and our ability to comply with financial covenants in our various debt agreements depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things: to seek additional financing in the debt or equity markets; to refinance or restructure all or a portion of our indebtedness; to sell certain of our assets, to the extent permitted under our indebtedness agreements; or to reduce or delay planned capital or operating expenditures. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms. Our inability to generate sufficient cash flow to satisfy our debt service obligations or to refinance our obligations on commercially reasonable terms could have a material adverse effect on our business, financial condition, cash flows and results of operations, could cause the market value of our Common Stock to decline and could impact our ability to continue as a going concern.

Our future profitability and ability to achieve positive cash flow is uncertain.

Our future profitability depends on, among other things, our ability to generate revenue in excess of our expenses. However, we have significant and continuing fixed costs relating to the maintenance of our assets and business, including debt service requirements, which we may not be able to reduce adequately to achieve such profitability if our revenue continues to decrease, or if profitability does not increase commensurately with an increase in costs. Our future profitability also may be impacted by non-cash charges such as stock-based compensation charges and potential impairment of goodwill, which will negatively affect our reported financial results. Even if we achieve profitability on an annual basis, we may not be able to achieve profitability on a quarterly basis. We may incur significant losses in the future for a number of reasons and risks described elsewhere herein and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events that may cause our costs to exceed our expectations.

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

Our Common Stock may be delisted from Nasdaq

Our Common Stock is currently listed for trading on the Nasdaq, and the continued listing of our Common Stock on the Nasdaq is subject to our compliance with a number of listing standards, including the $1.00 minimum bid price requirement for continued listing on the Nasdaq under Rule 5550(a)(2) of the Nasdaq Listing Rules and Nasdaq Listing Rule 5250(c)(1), which requires timely filing of periodic reports with the SEC. We currently do not meet the requirement that our minimum bid price exceed $1.00 for at least 30 consecutive business days and received a letter from Nasdaq regarding the infraction on October 12, 2022. On January 5, 2023, we received notice from the Staff that as of January 4, 2023, our securities had a closing bid price of $0.10 or less for eleven consecutive trading days triggering application of Nasdaq Listing Rule 5810(c)(3)(A)(iii) which states in part: if during any compliance period specified in Rule 5810(c)(3)(A) a Company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security. On March 2, 2023, we met with the Nasdaq Hearings Panel and requested an exception through May 19, 2023, to evidence compliance with the minimum bid price and demonstrate compliance with all applicable requirements for continued listing on the Nasdaq. On March 14, 2023, we received a decision from the Nasdaq Hearings Panel granting our exception until May 19, 2023, by which point we must demonstrate compliance. The exception granted by the Nasdaq Hearings Panel is expected to maintain the trading of our securities on Nasdaq until at least May 19, 2023.

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

We substantially increased the outstanding number of shares during 2022, substantially diluting existing stockholders’ interests in Exela, and we may engage in dilutive transactions in the future.

In 2022, we increased the outstanding shares of Common Stock from 13,259,748 at January 1, 2022 (adjusted to give effect for the 1:20 stock split on July 25, 2022) to 278,655,235 at December 31, 2022. The increase in outstanding shares was due principally to the sale of additional shares for cash, and resulted in all shares outstanding on January 1, 2022 representing less than 5% of the outstanding shares in the Company as of December 31, 2022. In addition, from January 1 through March 31, 2023, we had issued an additional 995,548,819 shares of common stock. Due to the need to repay existing indebtedness and fund operations, we may issue a material number of additional shares of Common Stock in the future, which would have the effect of further diluting existing shareholders. Such issuances, or market perception of the possibility of substantial future dilution, could make our stock less attractive to investors, including institutional investors, and could have a material adverse effect on the prices at which our stock trades.

In 2020 and 2022, we restated certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor and customer confidence and raise reputational issues.

In 2020, we restated our consolidated financial statements and related disclosures for the years ended December 31, 2018 and December 31, 2017 and restated each of the quarterly periods for the nine months ended September 30, 2019 and for the year ended December 31, 2018 due to an error in historical accounting related to the obligation to pay the fair market value of the former stockholders’ shares stemming from an appraisal action in the Delaware Court of Chancery. Subsequently, in 2022, we restated our consolidated financial statements and related disclosures for the year ended December 31, 2021, as the result of a reassessment of whether conditions and/or events raised substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements were issued. As a result, we incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks, costs and uncertainties, including the risk of related litigation. On March 23, 2020, a class action litigation relating to, among other things, the restatement was filed, and on January 21, 2022, our motion to dismiss the litigation was denied. The restatements also increased the risk of adverse actions by governmental agencies and regulatory bodies. If any such actions occur, they may, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay monetary judgments, settlement costs, penalties or other sanctions. Each of these occurrences may affect investor and customer confidence in the accuracy of our financial disclosures and raise reputational issues for our business, and could have a material adverse effect on our business, results of operations, financial condition and stock price.

We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.

As of December 31, 2022, our goodwill balance was $186.8 million which represented 25.9% of total consolidated assets. Impairment of goodwill and other intangible assets for the year ended December 31, 2022 was $171.2 million. We are required under GAAP to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets and/or goodwill may not be recoverable include a decline in stock price and market capitalization, slower growth rates in our industry or our own operations, and/or other materially adverse events that have implications on the profitability of our business or business segments. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could have a material adverse impact on our results of operations. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities, including our Common Stock. During the three months ended September 30, 2022 and year ended December 31, 2022 the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, and concluded that a triggering event for an interim impairment analysis had occurred in the third quarter and fourth quarter of 2022. As a result of the interim impairment analysis at September 30, 2022, the Company recorded an impairment charge of $29.6 million and the interim impairment analysis at December 31, 2022, the Company recorded an additional impairment charge of $141.6 million to goodwill relating to ITPS.

The HGM Group has significant influence over us and our corporate governance.

Our Executive Chairman, Par Chadha, our director, Ms. Sharon Chadha, and several of our other executives have affiliations with the HGM Group. The HGM Group’s interests may not align with the interests of our other stakeholders. The HGM Group is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The HGM Group may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

Moreover, government contracts are generally subject to a right to conduct audits and investigations by government agencies. If the government finds that it was inappropriately charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. Additionally, if the government discovers improper or illegal activities or contractual non-compliance (including improper billing), we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Any resulting penalties or sanctions could be substantial. Further, the negative publicity that could arise from any such penalties, sanctions or findings in such audits or investigations could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and could materially adversely affect our results of operations and financial condition.

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

We may not be able to offset increased costs with increased fees under long-term contracts.

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

We face significant competition from U.S.-based and non-U.S.-based companies and from our customers who may elect to perform their business processes in-house or invest in their own technologies in-house.

Our industry is highly competitive, fragmented and subject to rapid change. We compete primarily against local, national, regional and large multi-national information and payment technology companies, including focused BPO companies based in offshore locations, BPO divisions of information technology companies located in India, other BPO and BPA and consulting services and digital transformation solution providers and the in-house capabilities of our customers and potential customers. These competitors may include entrants from adjacent industries or entrants in geographic locations with lower costs than those in which we operate.

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

A substantial portion of our revenues are derived from three specific industry based segments: ITPS, HS, and LLPS. Customers in ITPS accounted for 71.0% and 74.9% of our revenues in 2022 and 2021, respectively. Customers in HS accounted for 22.2% and 18.7% of our revenues in 2022 and 2021, respectively. Customers in LLPS accounted for 6.8% and 6.4% of our revenues in 2022 and 2021, respectively. Our success largely depends on continued demand for our services from customers in these segments, and a downturn or reversal of the demand for business process solutions in any of these segments, or the introduction of regulations that restrict or discourage companies from engaging our services, could materially adversely affect our business, financial condition and results of operations. For example, consolidation in any of these industries or combinations or mergers, particularly involving our customers, may decrease the potential number of customers for our services. We have been affected by the worsening of economic conditions and significant consolidation in the financial services industry and continuation of this trend may negatively affect our revenues and profitability. The COVID-19 pandemic, may lead to further increased consolidation in the financial services industry as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility.

We derive significant revenue and profit from commercial and government contracts awarded through competitive bidding processes, including renewals, which can impose substantial costs on us, and we will not achieve revenue and profit objectives if we fail to accurately and effectively bid on such projects. In addition, even if bids are won and we are awarded a contract, revenue and profit objectives may not be achieved due to a number of factors outside our control, including cases where an applicable contract or framework arrangement does not guarantee transaction volume.

Many of the contracts we are awarded through competitive bidding procedures are extremely complex and require the investment of significant resources in order to prepare accurate bids and proposals. Competitive bidding imposes substantial costs and presents a number of risks, including: (i) the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us; (ii) the need to estimate accurately the resources and costs that will be required to implement and service any contracts we are awarded, sometimes in advance of the final determination of their full scope and design; (iii) the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding and the risk that such protests or challenges could result in the requirement to resubmit bids and in the termination, reduction or modification of the awarded contracts; and (iv) the opportunity cost of not bidding on and winning other contracts we might otherwise pursue. If our competitors protest or challenge an award made to us on a government contract, the costs to defend such an award may be significant and could involve subsequent litigation that could take years to resolve.

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

We collect and retain large volumes of internal and customer data, including personally identifiable information and other sensitive data both physically and electronically, for business purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. Safeguarding customer, employee and our own data is a key priority for us, and our customers and employees have come to rely on us for the protection of their personal information. Augmented vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to our security and the security of our customers, partners, suppliers and third-party service providers, and to the confidentiality, availability and integrity of data owned by us or our customers. Despite our efforts to protect sensitive, confidential or personal data or information, we may be vulnerable to material security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the material compromise of sensitive, confidential or personal data or information, improper use of our systems, software solutions or networks, unauthorized access, use, disclosure, modification or destruction of information, defective products, production downtimes and operational disruptions. Despite protective measures, we may not be successful in preventing security breaches which compromise the confidentiality and integrity of this data, and in June 2022 we experienced a network security incident which required us, among other things, to incur costs to respond to the incident and to limit access to our applications and services by our employees and customers. While an attempt is made to mitigate the risks and effects of any security breach by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, we remain vulnerable to such threats. The risk of such threats may be heightened as a result of the extended period of remote work arrangements occasioned by the COVID-19 pandemic.

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

Furthermore, a compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of customer, employee or our data. In addition, a cyber-related attack, including the June 2022 network security incident, has and could in the future result in media reports or customer perceptions of security vulnerabilities and other negative consequences. Fraud, employee negligence, and unauthorized access, including, malfunctions, viruses and other events beyond our control, may lead to the misappropriation or unauthorized disclosure of sensitive or confidential information we process, store and transmit, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information. Any of these events could result in negative consequences, including significant legal and financial exposure, litigation, regulatory intervention, remediation costs, damage to our reputation or loss of confidence in the security of our systems, products and services, and loss of customers and revenue that in each case could adversely affect our business, financial condition or results of operations. We are subject to substantial regulation in this area, including the Gramm-Leach-Bliley Act and HIPAA, as well as various states’ laws, such as the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020 or under the GDPR in Europe. Similarly, regulations such as the Health Information Technology for Economic and Clinical Health Act provisions of the American Recovery and Reinvestment Act of 2009 expand the obligations of “covered entities” and their business associates, including certain mandatory breach notification requirements. In addition to any legal liability, data or security breaches may lead to negative publicity, reputational damage and otherwise adversely affect our business, financial condition and results of our operations.

Currency fluctuations among the Euro, British Pound, Swedish Krona, Indian rupee, the Philippine Peso, the Mexican Peso, the Canadian Dollar, the Chinese Yuan and the U.S. Dollar could have a material adverse effect on our results of operations.

The functional currencies of our businesses outside of the U.S. are the local currencies. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange gains or losses. The primary foreign currencies to which we have exposure are the European Union Euro, Swedish Krona, British Pound Sterling, Canadian Dollar and Indian rupees. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. Our operating results and profitability may be affected by any volatility in currency exchange rates and our ability to manage effectively currency transaction and translation risks. To the extent the U.S. Dollar strengthens against foreign currencies, our foreign revenues and profits will be reduced when converted into and reported in U.S. Dollars.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, deficiencies in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of management evaluations of our internal control over financial reporting that we are required to include in our periodic reports that we file with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Common Stock. In addition, if we are unable to meet these requirements, we may not be able to remain listed on the Nasdaq.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 and based on its assessment, our management, including our Executive Chairman and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to material weaknesses in our internal control over financial reporting.   For more information, see Part II—Item 9A—Controls and Procedures of the Annual Report.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the price of our Common Stock.

Internal control matters are more fully discussed in Part II—Item 9A—Controls and Procedures of the Annual Report.

Certain of our subsidiaries have entered into an agreement with a SPAC, which will result in our EMEA business operating as a separate public company.

On October 9, 2022, certain of our subsidiaries entered into an agreement with CF Acquisition Corp. VIII, a Special Purpose Acquisition Company (“SPAC”) that upon the closing of such transaction (which is expected to occur in 2023) our EMEA business will operate as a stand-alone public company. Upon the closing of that contemplated transaction, we are expected to remain the largest shareholder of our EMEA business and are expected to control the majority of the board of directors of that entity. In addition certain of our employees and officers will be employed by and continue to serve our EMEA business. As a result of the going public transaction, our ownership in our existing EMEA business will be diluted, and there can be no assurances that we will continue to own a control position in such entity either through continued dilution or a decision by us, in the future, to exit all or a portion of our position. Since our EMEA business will begin operating as a standalone public company, it will also face additional reporting and other obligations imposed by various rules and regulations applicable to public companies, and will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities for this entity.

General Risk Factors

Our results of operations could be adversely affected by economic and political conditions, creating complex risks, many of which are beyond our control.

Our business depends on the continued demand for our services, and if current global economic conditions worsen, our business could be adversely affected by our customers’ financial condition and level of business activity. Along with our customers we are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, disease, military action and the threat of terrorism. In particular, we currently derive, and are likely to continue to derive, a significant portion of revenues from customers located in North America and EMEA. Any future decreases in the general level of economic activity in these markets, such as decreases in business and consumer spending and increases in unemployment rates as we experienced as a result of the COVID-19 pandemic, could result in a decrease in demand for our services, thus reducing our revenue. For example, certain customers may decide to reduce or postpone their spending on the services we provide, and we may be forced to lower our prices. Other developments in response to economic events, such as consolidations, restructurings or reorganizations, particularly involving our customers, could also cause the demand for our services to decline, negatively affecting the amount of business that we are able to obtain or retain. We may not be able to predict the impact such conditions will have on the industries we serve and may be unable to plan effectively for or respond to such impact. In response to economic and market conditions, from time to time we have undertaken or may undertake initiatives to reduce our cost structure where appropriate, such as consolidation of resources to provide functional region-wide support to our international subsidiaries in a centralized fashion. These initiatives, as well as any future workforce and facilities reductions we may implement, may not be sufficient to meet current and future changes in economic and market conditions and allow us to continue to achieve the growth rates expected. Any future workforce and/or facility reductions that may be implemented will be subject to local employment laws which may impose expenses and logistical challenges in connection with any such workforce reductions. Costs actually incurred in connection with certain restructuring actions may also be higher than our estimates of such costs and/or may not lead to the anticipated cost savings.

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

If we are unable to attract, train and retain skilled professionals, including highly skilled technical personnel to satisfy customer demand and senior management to lead our business globally or our labor expenses increase, our business and results of operations may be materially adversely affected.

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

Failure to comply with data privacy and data protection laws in processing and transferring personal data across jurisdictions may subject us to penalties and other adverse consequences, and the enactment of more stringent data privacy and data protection laws may increase its compliance costs.

Any inability to adequately address privacy and security concerns could result in expenses and liabilities, and an adverse impact on us. Moreover, international privacy and data security regulations may become more complex and have greater consequences. The Europe’s General Data Protection Regulation, or GDPR, governs the collection and use of personal data of data subjects in European Economic Area and extraterritorially as well, and imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data, other special categories of personal data and pseudonymized (i.e., key-coded) data and additional obligations when we contract third-party processors in connection with the processing of the personal data. The GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs could increase, and harm our business and financial condition. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties.

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

In addition to the GDPR, we are also subject to data privacy and security laws in other jurisdictions in which we operate. Any future failure by us to comply with the GDPR and/or CCPA, or other applicable data privacy and security laws could have a material adverse effect on our business, results of operations or financial condition. Further, as the GDPR and CCPA have recently come into effect, enforcement priorities and interpretation of certain provisions are still unclear. Industry groups also impose self-regulatory standards that bind us by their incorporation into the contracts we executed and failing to comply with such standards could have a binding impact on our business.

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

We operate in a number of jurisdictions and, as a result, may incur additional expenses in order to comply with the laws of those jurisdictions.

Our business operates globally, and therefore, is required to comply with the laws of multiple jurisdictions. These laws regulating the internet, payments, payments processing, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, labor and employment, wages and hours, worker classification, background checks, and recruiting and staffing companies, among others, could be interpreted to apply to us, and could result in greater rights to competitors, users, and other third parties. Compliance with these laws and regulations may be costly, and at times, may require us to change our business practices or restrict our product offerings, and the imposition of any such laws or regulations on us, our clients, or third parties that we or our clients utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements and enhanced legal risks.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

We lease and own numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, the Philippines, and China. The size of our active property portfolio as of December 31, 2022 was approximately 2.7 million square feet (sq. ft.) and comprised of 111 leased properties and 9 owned properties including offices, sales offices, service locations, and production facilities. Many of our operating facilities are equipped with fiber connectivity and have access to other power sources. Substantially all of our operations facilities are leased under long term leases with varying expiration dates, except for the following owned locations: (i) two operations facilities in India with a combined building area of approximately 78,000 sq. ft., respectively, (ii) an operating facility in Georgiana, Alabama with an approximate building area of 20,000 sq. ft., (iii) an operating facility in Tallahassee, Florida consisting of four buildings with a combined building area of approximately 21,000 sq. ft., (iv) an operating facility in Troy, Michigan that serves as the Company’s primary data center with an approximate building area of 66,000 sq. ft. (v) an operating facility in Egham, England with an approximate building area of 11,000 sq. ft. (vi) an operating facility in Dublin, Ireland with an approximate building area of 25,000 sq ft. and (vii) an innovation center in New York, NY with an approximate building area of 2,300 sq. ft. We also maintain an operating presence at approximately 380 customer sites.

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

Derivative Action

On July 8, 2020, Plaintiff Gregory McKenna filed a shareholder derivative action asserting the following claims against current and former directors and officers of Exela: (1) Violations of Section 14(a) of the Exchange Act; (2) Violations of Section 10(b) and Rule 10b-5 of the Exchange Act; (3) Violations of Section 20(a) of the Exchange Act; (4) breach of fiduciary duty; (5) unjust enrichment; and (6) waste of corporate assets. On December 21, 2020, Plaintiffs Richard W. Moser and Jonathan Gonzalez filed a substantially similar shareholder derivative action, which has been consolidated with the McKenna action. The claims stem from substantially the same factual allegations set forth in the Shen securities class action lawsuit, described above. At this time, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to this matter; however, the Company believes it has meritorious defenses and will continue to vigorously assert them.

Inquiry

Since May 2020, the Company had been responding to various document and information requests from the staff of the SEC in connection with an inquiry relating to the Company’s accounting treatment of the Appraisal Action, as well as the Company’s identification, classification and disclosure of certain related party transactions, both of which were the subject of the above described restatement. On December 19, 2022, the SEC announced settled charges against the Company finding that the Company had violated Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 13a-1, 13a-13,13a-15(a) and 12b-20 thereunder. Without admitting or denying the SEC's findings, the Company agreed to a cease-and-desist order and paid a civil money penalty in the amount of $175,000.

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

Stockholders

As of March 31, 2023 we had 66 record holders of our Common Stock. We estimate there are 90,000 beneficial owners of Common Stock.

Dividends

We have not paid any cash dividends on shares of our Common Stock. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements, general financial condition, and is within the discretion of our board of directors.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

	Number of Securities to		Number of Securities
	be Issued Upon		Remaining Available
	Exercise of Outstanding	Weighted Average	for Future Issuance
	Options, RSUs and	Exercise Price of	Under Equity
	Market Performance Units	Outstanding Options	Compensation Plans(1)
Plan Category
Equity compensation plans approved by stockholders	496,899	235.59	353,855
Equity compensation plans not approved by stockholders	—	—	—
Total	496,899	235.59	353,855

(1)	The Company currently maintains the 2018 Stock Incentive Plan, which was approved by our board of directors on December 19, 2017 and subsequently approved by a majority of our stockholders by written consent on December 20, 2017. The 2018 Stock Incentive Plan became effective on January 17, 2018 and there were originally 138,729 shares of our Common Stock reserved for issuance under our 2018 Stock Incentive Plan. On December 31, 2022, the shareholders of the Company approved our Amended and Restated 2018 Stock Incentive Plan increasing the number of shares of Common Stock reserved for issuance from an original 138,729 shares to 892,404.

Sale of Unregistered Securities

There were no unregistered sales of equity securities in 2022 that have not been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities During the Year Ended December 31, 2022

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our Common Stock during the period of August 10, 2022 through the year ended December 31, 2022:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
		Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs(1)	Programs(1)
Year Ended December 31, 2022
Third Quarter	357,461	1.348	357,461	9,642,539
Fourth Quarter	—	—	357,461	9,642,539
Total	357,461	$1.348	357,461

(1)	On August 10, 2022, the Company’s board of directors authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company was authorized to repurchase, from time to time, up to 10,000,000 shares of its Common Stock over a two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. During year ended December 31, 2022, the Company repurchased and concurrently retired 357,461 shares of Common Stock at an average share price of $1.348 per share under the 2022 Share Buyback Program.

ITEM 6. [Reserved]

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Annual Report and our December 31, 2022 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

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

Merger Agreement

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

As of December 31, 2022, we had approximately 16,000 employees globally, with 54% located in Americas and EMEA, and the remainder located primarily in India, the Philippines and China.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $540.9 million, $542.6 million and $632.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The majority of our personnel costs are variable and are incurred only while we are providing our services.

Facilities

We lease and own numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, the Philippines, and China. Our owned and leased facilities house general offices, sales offices, service locations, and production facilities.

The size of our active property portfolio as of December 31, 2022 was approximately 2.7 million square feet, down by approximately 0.3 million square feet compared to December 31, 2021. As of December 31, 2022, our active property portfolio comprised of 111 leased properties and 9 owned properties. We reduced our active portfolio of leased properties by 11 properties during 2022 with the continued adoption of our work from anywhere program.

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

Results of Operations

Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

	Year Ended December 31,
	2022	2021
Revenue:
ITPS	$765,134	$874,126
HS	239,270	217,839
LLPS	72,753	74,641
Total revenue	1,077,157	1,166,606
Cost of revenue (exclusive of depreciation and amortization):
ITPS	633,673	672,191
HS	190,835	163,445
LLPS	52,966	53,459
Total cost of revenues	877,474	889,095
Selling, general and administrative expenses (exclusive of depreciation and amortization)	176,524	169,781
Depreciation and amortization	71,831	77,150
Impairment of goodwill and other intangible assets	171,182	—
Related party expense	8,923	9,191
Operating profit (loss)	(228,777)	21,389
Interest expense, net	164,870	168,048
Debt modification and extinguishment costs (gain), net	4,522	(16,689)
Sundry expense (Income), net	(957)	363
Other expense, net	14,170	401
Net loss before income taxes	(411,382)	(130,734)
Income tax expense	(4,199)	(11,656)
Net loss	$(415,581)	$(142,390)

Revenue

For the year ended December 31, 2022, our revenue on a consolidated basis decreased by $89.4 million, or 7.7%, to $1,077.2 million from $1,166.6 million for the year ended December 31, 2021. We experienced revenue decline in our ITPS segment and LLPS segment of $109.0 million and $1.9 million, respectively while revenue increased in our HS segment by $21.4 million. Our ITPS, HS, and LLPS segments constituted 71.0%, 22.2%, and 6.8% of total revenue, respectively, for the year ended December 31, 2022, compared to 74.9%, 18.7%, and 6.4%, respectively, for the year ended December 31, 2021. The revenue changes by reporting segment were as follows:

ITPS—Revenue attributable to our ITPS segment was $765.1 million for the year ended December 31, 2022 compared to $874.1 million for the year ended December 31, 2021. This revenue decline is attributable to transition revenue and other customer losses. In addition, staffing shortages during the year ended December 31, 2022 and a network outage in June 2022 impacted revenue for the period. The reported ITPS segment revenue decline was also impacted by

$22.9 million from currency conversion attributable to the depreciation of the Euro and U.K. pound sterling against the U.S. dollar during the year ended December 31, 2022, compared to the year ended December 31, 2021.

HS—For the year ended December 31, 2022, revenue attributable to our HS segment increased by $21.4 million, or 9.8%, to $239.3 million from $217.8 million for the year ended December 31, 2021. The increase in revenue was primarily due to higher volumes from our new and existing healthcare customers.

LLPS—Revenue attributable to our LLPS segment was $72.8 million for the year ended December 31, 2022 compared to $74.6 million for the year ended December 31, 2021. The decrease in revenue by $1.9 million, or 2.5%, is primarily due to a decrease in legal claims administration services.

Cost of Revenue

For the year ended December 31, 2022, our cost of revenue decreased by $11.6 million, or 1.3%, compared to the twelve months ended December 31, 2021. Costs in our ITPS segment decreased by $38.5 million, or 5.7%, primarily attributable to the corresponding decline in revenues offset by wages inflation. HS segment costs increased by $27.4 million, or 16.8% primarily due to increases in employee-related costs on account of higher headcount in HS (bench costs) to meet our customer forecasts. LLPS segment cost of revenue decreased by $0.5 million, or 0.9%.

The decrease in cost of revenues on a consolidated basis was primarily due to a decrease in employee-related costs of $4.4 million, lower infrastructure and maintenance costs of $1.7 million, lower pass through and other operating costs of $6.1 million which primarily include supplies, cost of products, service expenses, postage and delivery offset by higher travel costs of $0.6 million.

Cost of revenue for the year ended December 31, 2022 was 81.5% of revenue compared to the 76.2% of revenue for the comparable same period in the prior year. The increase in cost of revenues, as a percentage of revenues by 5.2% was primarily due to inflationary pressure during the year ended December 31, 2022 and idle production costs due to the network outage in June that impacted both ITPS and HS segments during the year ended December 31, 2022.

Selling, General and Administrative Expenses

SG&A expenses increased $6.7 million, or 4.0%, to $176.5 million for the year ended December 31, 2022, compared to $169.8 million for the year ended December 31, 2021. The increase was primarily attributable to higher employee related costs by $3.8 million, higher travel costs of $1.9 million, higher infrastructure, maintenance and operating costs of $6.0 million offset by lower legal and professional fees of $2.2 million, and lower other costs of $2.8 million. SG&A expenses increased as a percentage of revenues to 16.4% for the year ended December 31, 2022 as compared to 14.6% for the year ended December 31, 2021.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets for the year ended December 31, 2022 was $171.2 million. During the three months ended September 30, 2022 and year ended December 31, 2022 the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, and concluded that a triggering event for an interim impairment analysis had occurred in the third quarter and fourth quarter of 2022. As a result of the interim impairment analysis at September 30, 2022, the Company recorded an impairment charge of $29.6 million and the interim impairment analysis at December 31, 2022, the Company recorded an additional impairment charge of $141.6 million including taxes to goodwill relating to ITPS.

Depreciation & Amortization

Total depreciation and amortization expense was $71.8 million and $77.1 million for the years ended December 31, 2022 and 2021, respectively. The decrease in total depreciation and amortization expense by $5.3 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Related Party Expenses

Related party expense was $8.9 million for the year ended December 31, 2022 compared to $9.2 million for the year ended December 31, 2021.

Interest Expense

Interest expense was $164.9 million for the year ended December 31, 2022 compared to $168.0 million for the year ended December 31, 2021. The decrease in interest costs was partially attributable to lower interest on senior secured term loan facility and other interest accruals incurred during the year ended December 31, 2021.

Debt Modification and Extinguishment Costs (Gain), net

A net loss of $4.5 million for the year ended December 31, 2022 compared to a net gain of $16.7 million for the year ended December 31, 2021.

For the year ended December 31, 2022, the Company recorded a debt extinguishment cost of $9.0 million in connection with partial prepayment of $50.0 million in cash on the $100.0 million senior secured revolving facility maturing July 12, 2022. Additionally, the exit fees paid on the partial prepayment of BRCC Term Loan was treated as a debt extinguishment cost offset by gain on extinguishment of debt of $5.3 million related to buyback of 2026 notes.

For the year ended December 31, 2021, the Company recorded a gain on early extinguishment of debt of $30.6 million in connection with the repurchases of senior secured term loans and secured 2023 notes. This gain was offset by $12.9 million in modification of debt under ASC 470-50 for the cost of exchange of notes under the Public Exchange in December of 2021.

Sundry Expense (Income), net

Sundry income, net was $1.0 million for the year ended December 31, 2022 compared to sundry expense, net of 0.4 million for the year ended December 31, 2021.  The change over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense, net

Other expense, net was $14.2 million for the year ended December 31, 2022 compared to other expense, net of $0.4 million for the year ended December 31, 2021. The increase in expense was primarily attributable to remeasurement of our true-up guarantee obligation under the Revolver Exchange (as defined) and accrual of true-up liability based on the market price for the 2026 Notes in other expense, net.

Income Tax Expense

We had an income tax expense of $4.2 million for the year ended December 31, 2022 compared to income tax expense of $11.7 million for the year ended December 31, 2021. The decrease in tax expense from the prior year was attributable to the impact of the change in our judgment in 2022 related to the realizability of deferred tax assets in certain state and foreign jurisdictions.

Results of Operations

Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

	Year Ended December 31,
	2021	2020
Revenue:
ITPS	$874,126	$1,005,043
HS	217,839	219,047
LLPS	74,641	68,472
Total revenue	1,166,606	1,292,562
Cost of revenue (exclusive of depreciation and amortization):
ITPS	672,191	815,013
HS	163,445	159,917
LLPS	53,459	48,614
Total cost of revenues	889,095	1,023,544
Selling, general and administrative expenses (exclusive of depreciation and amortization)	169,781	186,104
Depreciation and amortization	77,150	93,953
Impairment of goodwill and other intangible assets	—	—
Related party expense	9,191	5,381
Operating profit (loss)	21,389	(16,420)
Interest expense, net	168,048	173,878
Debt modification and extinguishment costs (gain), net	(16,689)	9,589
Sundry expense (income), net	363	(153)
Other expense (income), net	401	(34,788)
Net loss before income taxes	(130,734)	(164,946)
Income tax expense	(11,656)	(13,584)
Net loss	$(142,390)	$(178,530)

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

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
Net Loss	$(415,581)	$(142,390)	$(178,530)
Taxes	4,199	11,656	13,584
Interest expense	164,870	168,048	173,878
Depreciation and amortization	71,831	77,150	93,953
EBITDA	(174,681)	114,464	102,885
Optimization and restructuring expenses (1)	25,329	22,246	45,616
Transaction and integration costs (2)	18,586	15,872	16,620
Non-cash equity compensation (3)	985	3,940	2,846
Other charges including non-cash (4)	71,203	32,484	26,154
Loss/(Gain) on sale of assets (5)	1,357	(2,779)	114
Loss/(Gain) on business disposals (6)	—	1,296	(44,595)
Debt modification and extinguishment costs (gain), net	4,522	(16,689)	9,589
Loss/(Gain) on derivative instruments (7)	(1,091)	(893)	375
Contract costs (8)	22,501	4,268	4,317
Litigation reserve	—	(925)	9,624
Impairment of goodwill and other intangible assets	171,182	—	—
Adjusted EBITDA	139,893	173,284	173,545

(1)	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
(2)	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
(3)	Represents the non-cash charges related to restricted stock units and options.
(4)	Represents fair value adjustments to guaranteed true up of settlement notes, accelerated ASC842 amortization of operating lease ROU asset and other non-cash charges. Other charges include severance, retention bonus, facility consolidation, relocation and recruitment costs, loss contracts, network outage related costs and other transition costs.
(5)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(6)	Represents a loss/(gain) recognized on the disposal of noncore-business assets.
(7)	Represents the impact of changes in the fair value of an interest rate swap entered into during the fourth quarter of 2017.
(8)	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Liquidity and Capital Resources

Overview

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The following conditions raised substantial doubt about our ability to continue as a going concern: a history of net losses, net operating cash outflows, working capital deficits and significant cash payments for interest on our long-term debt. The Company has undertaken and completed several plans and actions to improve its available cash balances, liquidity or cash generated from operations, over the twelve month period from the date these financial statements are issued. Going concern matters are more fully discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

Liquidity is the availability of adequate amounts of cash with an enterprise to meet its needs for cash requirements. At December 31, 2022, cash and cash equivalents totaled $45.1 million, including restricted cash of $30.0 million. As of December 31, 2022, our working capital deficit amounted to $319.5 million an increase of $7.6 million as compared to working capital deficit of $311.9 million as of December 31, 2021. This increase in working capital deficit is primarily a result of decreases in accounts receivables due to the sale of accounts receivables and increases in accrued interest, accounts payable, and obligation for claim payment.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments and taxes. Specifically, $15.7 million of BRCC Term Loan and $29.6 million outstanding under the BRCC Revolver both mature in June 2023. Also, maturing in July 2023 are $9.4 million aggregate principal amount of the 2023 Notes and $72.6 million aggregate principal amount of the Term Loans. The Company’s Term Loans also require us to make periodic principal repayments. See Note 11 – Long-Term Debt and Credit Facilities, Note 13 – Employee Benefit Plans, and Note 14 – Commitments and Contingencies, to our consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.

We currently expect to spend approximately $15.0 to $20.0 million on total capital expenditures over the next twelve months. We will continue to evaluate additional capital expenditure needs that may arise due to changes in the business model. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives, applications or technologies, operation centers and acquisition of complementary businesses, which may require the use of significant cash resources and/or additional financing. During the fourth quarter of 2022 one of our subsidiaries that is not bound by the 2026 Indenture purchased a portion of the onsite business and certain related assets from another subsidiary that is bound by the 2026 Indenture generating net proceeds to the seller of approximately $125.0 million. If the Company does not reinvest or otherwise utilize such proceeds as contemplated by the 2026 Indenture within one year of this transaction, then the Issuers of the 2026 Notes may be required to make an "Asset Sales Offer" with the unused proceeds to the extent they exceed $75.0 million as described in the 2026 Indenture. If such proceeds are not available to the Company to satisfy this obligation at the date required, the Company would not be in compliance with the 2026 Indenture at that time.

On March 26, 2020, the Delaware Court of Chancery entered a judgment against one of our subsidiaries in the amount of $57.7 million inclusive of costs and interest arising from the Appraisal Action. On December 31, 2021, we agreed to settle the Appraisal Action along with a separate case brought by the same plaintiffs for $63.4 million. Accordingly as of December 31, 2021, the Company accrued a liability of $63.4 million for these matters, all of which had been paid as of December 31, 2022.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has implemented favorable provisions of the CARES Act, including the refundable payroll tax credits and the deferment of employer social security payments. At the end of 2021, the Company paid a portion of the deferred employer social security due as per IRS guidance. The remaining balance of deferred employer social security taxes will be paid by fiscal year 2023. The Company has similarly utilized COVID-19 relief measures in various European jurisdictions, including permitted deferrals of certain payroll, social security and value added taxes. At the end of 2021, the Company paid a portion of these deferred payroll taxes, social security and value added taxes. The remaining balance of deferred payroll taxes, social security and value added taxes will be paid by fiscal year 2025 as per deferment timeline.

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

Sales of the shares of Common Stock under the ATM Agreement, have been in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the Nasdaq or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the ATM Agreement have been offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-255707), filed with the SEC on May 3, 2021, and declared effective on May 12, 2021 and the Company’s Registration Statement on Form S-3 (File No. 333-263909), filed with the SEC on March 28, 2022, and declared effective on May 10, 2022 , and the prospectuses and related prospectus supplements included therein for sales of shares of Common Stock as follows:

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100.0 million (“Common ATM Program–1”)	May 28, 2021 through July 1, 2021	2,471,185	$40.164	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150.0 million (“Common ATM Program–2”)	June 30, 2021 through September 2, 2021	2,879,023	$52.069	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through March 31, 2022	16,743,797	$14.931	$250.0 million	$241.0 million

Prospectus supplement dated May 23, 2022 with an aggregate offering price of up to $250.0 million (“Common ATM Program–4”) (1) (2)	May 24, 2022 through December 31, 2022	256,887,619	$0.612	$157.1 million	$152.3 million

(1)	During January 1, 2023 through March 31, 2023, we issued an aggregate of 995,548,819 shares of Common Stock under the Common ATM Program–4 at a weighted average price of $0.070 per share, generating gross proceeds of $69.3 million and net proceeds of $67.0 million, after offering expenses.
(2)	Due to the late filing of this Annual Report the Company expects to lose eligibility to use Form S-3 for twelve full calendar months following the date this Annual Report was due.

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (the “Amended Receivables Purchase Agreement”) under the Securitization Facility among certain of the Company’s subsidiaries, its wholly-owned, “bankruptcy remote” special purpose subsidiaries (“SPEs”) and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company de-recognized $408.9 million of accounts receivable under this agreement through December 31, 2022. Amount remitted to the Purchaser on their behalf during fiscal year 2022 was $308.7 million. Unsold accounts receivable of $46.5 million were pledged by the SPEs as collateral to the Purchasers as of December 31, 2022.

On August 10, 2022, the Company’s board of directors authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company was authorized to repurchase, from time to time, up to 10,000,000 shares of its Common Stock over next two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. During the year ended December 31, 2022, the Company repurchased and concurrently retired 357,461 shares of Common Stock at an average share price of $1.348 per share under the 2022 Share Buyback Program.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Net cash used in operating activities	$(87,162)	$(111,534)	$(29,781)
Net cash provided by (used in) investing activities	(21,770)	(9,261)	21,438
Net cash provided by financing activities	106,639	98,651	63,362
Subtotal	(2,293)	(22,144)	55,019
Effect of exchange rates on cash	(700)	(105)	1,191
Net increase (decrease) in cash and cash equivalents	(2,993)	(22,249)	56,210

Analysis of Cash Flow Changes between the years ended December 31, 2022, December 31, 2021, and December 31, 2020

Operating Activities— Net cash used in operating activities was $87.2 million for the year ended December 31, 2022, compared to cash used in operating activities of $111.5 million for the year ended December 31, 2021. The decrease of $24.3 million in cash used in operating activities for the year ended December 31, 2022 was due to lower cash outflow from accounts payable and accrued liabilities primarily on account of lower interest expense for the period, offset by higher cash inflow from sales of accounts receivable under a securitization facility.

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

Investing Activities— Net cash used in investing activities was $21.8 million for the year ended December 31, 2022, compared to cash used in investing activities of $9.2 million for the year ended December 31, 2021. The increase of $12.5 million in cash used in investing activities for the year ended December 31, 2022 was primarily due to purchase of the Company’s European headquarters in Dublin, Ireland and lower proceeds from the sale of assets.

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

Financing Activities— Net cash provided by financing activities was $106.6 million for the year ended December 31, 2022, compared to cash provided by financing activities of $98.7 million for the year ended December 31, 2021. The increase of $7.9 million in cash provided by financing activities for the year ended December 31, 2022 was primarily result of repayments on senior secured term loan and 2023 Notes as part of debt exchanges that took place in fiscal 2021 offset by lower proceeds from equity offering and higher principal repayments on borrowings under a securitization facility.

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

The Term Loans bear interest at a rate per annum of, at the borrower’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans. The Term Loans will mature on July 12, 2023. As of December 31, 2022, the interest rate applicable for the first lien senior secured term loan was 8.8%.

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

As a result of the Private Exchange, repurchases (as discussed below) and periodic principal repayments, $72.6 million aggregate principal amount of the Term Loans maturing July 12, 2023 remains outstanding as of December 31, 2022.

Revolving Credit Facility; Letters of Credit

As of December 31, 2021, our $100 million Revolving Credit Facility was fully drawn taking into account letters of credit issued thereunder. As of December 31, 2021, there were outstanding irrevocable letters of credit totaling approximately $0.5 million under the Revolving Credit Facility. As of December 31, 2022, the Revolving Credit Facility had been prepaid and terminated as described below.

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

The Exchange Notes were subject to a guarantee in the form of a true-up mechanism whereby the Company was responsible to make a payment to the holders of the Exchange Notes if holders of the Exchange Notes sold their notes at a price below certain agreed thresholds during agreed periods in 2022. The Company settled the true-up obligation with total cash payments of $16.9 million and by permitting the holders of the Exchange Notes to keep the $21.0 million of principal amount of 2026 Notes previously placed as Collateral Notes constituting an issuance. In addition, $9.0 million of principal amount of 2026 Notes, which had been placed as Collateral Notes with the holders of the Exchange Notes, were sold by the holders for a net proceeds of $2.6 million which was applied against the true-up obligation.

Senior Secured 2023 Notes

Upon the closing of the Novitex Business Combination on July 12, 2017, subsidiaries of the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 10.0% per year. We pay interest on the 2023 Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The 2023 Notes are jointly and severally guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2023 Notes mature on July 15, 2023. As a result of the Public Exchange and repurchases (as discussed below), $22.8 million aggregate principal amount of the 2023 Notes remains outstanding as of December 31, 2022.

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

During the year ended December 31, 2022, subsidiaries of the Company sold $129.0 million in aggregate of principal amount of the 2026 Notes generating net proceeds of $64.7 million. On March 18, 2022, the subsidiaries of the Company issued $50.0 million of the 2026 Notes to satisfy the exchange obligation under the Revolver Exchange. In August 2022, subsidiaries of the Company issued $21.0 million in aggregate of principal amount of the 2026 Notes to holder of the Exchange Notes (as described above) to settle $10.3 million of accrued liability for net true-up obligation under the Revolver Exchange. The 2026 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2026 Notes bear interest at a rate of 11.5% per year. We pay interest on the 2026 Notes on January 15 and July 15 of each year, and commenced on July 15, 2022. The 2026 Notes mature on July 12, 2026.

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

$980.0 million aggregate principal amount of 2026 Notes were outstanding as of December 31, 2022.

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

During the year ended December 31, 2022, we repurchased $15.0 million principal amount of Exchange Notes issued under the Revolver Exchange (as discussed above) for a net cash consideration of $4.7 million. The gain on early extinguishment of debt for the Exchange Notes during the year ended December 31, 2022 totaled $5.3 million and is inclusive of $5.0 million and $0.1 million write off of original issue discount and debt issuance costs, respectively.

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

During the year ended December 31, 2022, we repaid $66.5 million of outstanding principal amount under the BRCC Term Loan along with $2.0 million of exit fees. As of December 31, 2022, there were borrowings of $48.5 million and $20.0 million outstanding under the BRCC Term Loan and BRCC Revolver, respectively, maturing June 10, 2023. There was no availability under the BRCC Revolver as of December 31, 2022.

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

On December 17, 2020, certain subsidiaries of Company closed on Securitization Facility with a five year term. The Securitization Facility provided for an initial funding of approximately $92.0 million supported by the receivables portion of the borrowing base and, subject to contribution, a further funding of approximately $53.0 million supported by inventory and intellectual property. On December 17, 2020 we made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay $83.0 million of the aggregate outstanding principal amount of loans as of December 17, 2020 under the A/R Facility and used the remaining proceeds for general corporate purposes.

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

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (the “Amended Receivables Purchase Agreement”) under the Securitization Facility among certain of the Company’s subsidiaries, its wholly-owned, “bankruptcy remote” special purpose subsidiaries (“SPEs”) and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. On June 17, 2022, the Company sold $85.0 million of its accounts receivable and used the whole proceeds from this sale to repay part of the borrowings from the Securitization Facility (as discussed above). These sales were transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s consolidated balance sheet. The Company de-recognized $408.9 million of accounts receivable under this agreement through December 31, 2022. Amount remitted to the Purchaser on their behalf during fiscal year 2022 was $308.7 million. Unsold accounts receivable of $46.5 million were pledged by the SPEs as collateral to the Purchasers as of December 31, 2022.

Selected Financial Information

The following selected consolidated financial data should be read in conjunction with Item 8, "Financial Statements and Supplementary Data" of this Annual Report in order to fully understand factors that may affect the comparability of the financial data. The following selected Consolidated Balance Sheet data as of December 31, 2022 and 2021 and selected Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020 are derived from our audited financial statements included in Item 8 of this Annual Report. The following selected consolidated financial data is provided here as historical trend information. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
(in thousands, except share and per share data)	2022	2021	2020	2019	2018
Statements of Operations Information:
Revenue	$1,077,157	$1,166,606	$1,292,562	$1,562,337	$1,586,222
Cost of revenue (exclusive of depreciation and amortization)	877,474	889,095	1,023,544	1,224,735	1,213,403
Selling, general and administrative expenses (exclusive of depreciation and amortization)	176,524	169,781	186,104	198,864	184,908
Depreciation and amortization	71,831	77,150	93,953	100,903	138,077
Impairment of goodwill and other intangible assets	171,182	—	—	349,557	48,127
Related party expense	8,923	9,191	5,381	9,501	12,403
Operating (loss) income	(228,777)	21,389	(16,420)	(321,223)	(10,696)
Other expense (income), net:
Interest expense, net	164,870	168,048	173,878	163,449	155,991
Debt modification and extinguishment costs (gain)	4,522	(16,689)	9,589	1,404	1,067
Sundry expense (income), net	(957)	363	(153)	969	(3,271)
Other expense (income), net	14,170	401	(34,788)	14,429	(3,030)
Net loss before income taxes	(411,382)	(130,734)	(164,946)	(501,474)	(161,453)
Income tax (expense) benefit	(4,199)	(11,656)	(13,584)	(7,642)	(8,353)
Net loss	(415,581)	(142,390)	(178,530)	(509,116)	(169,806)
Cumulative dividends for Series A Preferred Stock	(3,588)	(1,576)	(1,309)	(3,309)	(3,655)
Cumulative dividends for Series B Preferred Stock	(3,665)	—	—	—	—
Net loss attributable to common stockholders	(422,834)	(143,966)	(179,839)	(512,425)	(173,461)
Loss per share:
Basic	(6.86)	(24.40)	(73.19)	(210.99)	(70.43)
Diluted	(6.86)	(24.40)	(73.19)	(210.99)	(70.43)
Weighted average number of shares outstanding (1):
Basic	61,593,381	5,900,058	2,457,221	2,428,649	2,462,885
Diluted	61,593,381	5,900,058	2,457,221	2,428,649	2,462,885

(1)	Excluding in each case the 76,179 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action, which were treated as outstanding until they were returned to the Company.

	As of December 31,
(in thousands)	2022	2021	2020	2019	2018
Balance Sheet Data:
Cash and cash equivalents	$15,073	$20,775	$68,221	$6,198	$36,206
Accounts receivable, net of allowance for doubtful accounts	101,616	184,102	206,868	261,400	270,812
Working capital	(319,549)	(311,949)	(131,446)	(147,056)	(123,502)
Total Assets	721,912	1,037,023	1,157,779	1,258,324	1,627,823
Long‑term debt, net of current maturities	942,035	1,012,452	1,498,004	1,398,385	1,306,423
Total liabilities	1,529,501	1,703,795	2,084,311	2,001,365	1,869,082
Total stockholders’ deficit	(807,589)	(666,772)	(926,532)	(743,041)	(241,259)

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

Goodwill and other intangible assets: Goodwill and other intangible assets are initially recorded at their fair values. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Our goodwill at December 31, 2022 and 2021 was $186.8 million and $358.3 million, respectively. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

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

We conduct our annual goodwill impairment tests on October 1st of each year, or more frequently if indicators of impairment exist. When performing the annual impairment test, we have the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative impairment test for goodwill. A quantitative test requires comparison of fair value of the reporting unit to its carrying value, including goodwill. We use a combination of the Guideline Public Company Method of the Market Approach and the Discounted Cash Flow Method of the Income Approach to determine the reporting unit fair value. For the Guideline Public Company Method, our annual impairment test utilizes valuation multiples of publicly traded peer companies. For the Discounted Cash Flow Method, our annual impairment test utilizes discounted cash flow projections using market participant weighted average cost of capital calculation. If the fair value of goodwill at the reporting unit level is less than its carrying value, an impairment loss is recorded for the amount by which a reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. In the second quarter of 2022, the Company concluded that a sustained decline in its stock price and its debt price, consistent with broad trends in the global financial markets during the first half of 2022 represented triggering event for impairment. Accordingly, the Company performed an interim impairment analysis at June 30, 2022, and concluded that no impairment relating to goodwill existed at June 30, 2022. During the third quarter of 2022, the Company concluded that a triggering event for an interim impairment analysis had occurred as discussed above. Our evaluation incorporated factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization. As part of the assessment, long-term projections were revised resulting in lower than previously projected long-term future cash flows for the reporting units which reduced the estimated fair value to below carrying value. As a result of the interim impairment analysis at September 30, 2022, the Company recorded an impairment charge of $29.6 million, including taxes to goodwill relating to ITPS reporting unit. Additionally, later during the fourth quarter of 2022, the Company conducted its annual budgeting process along with an update to its long-range plan. Following the completion of that process, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, concluding that a triggering event for an impairment analysis had occurred. As a result, we performed another quantitative impairment test as of December 31, 2022, resulting in an additional goodwill impairment charge of $141.6 million, including taxes to goodwill relating to ITPS reporting unit. Therefore, as a result of these two impairment assessments in the third and fourth quarters of 2022, a total impairment charge of $171.2, including taxes was recorded to goodwill for the year ended December 31, 2022.

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

Internal Controls and Procedures

As a publicly traded company, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. For management’s assessment of internal control over financial reporting required by Item 308(a) of Regulation S-K for the year ended December 31, 2022 see Part II—Item 9A – Controls and Procedures for management’s report on the effectiveness of internal controls.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At December 31, 2022, we had $1,169.1 million of debt outstanding, with a weighted average interest rate of 11.2%. Interest is calculated under the terms of our credit agreement based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $11.7 million per year. In order to mitigate interest rate fluctuations with respect to term loan borrowings under the Credit Agreement, in November 2017, we entered into a three year one-month LIBOR interest rate swap contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of the term loan. The swap contract swaps out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% effective January 12, 2018. The interest rate swap contract expired in January 2021.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Exela Technologies, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 3, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a history of net losses, net operating cash outflows, working capital deficits, significant cash payments for interest on long-term debt, and significant current maturities of long-term debt that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficiency of audit evidence over revenue

As discussed in Note 2 to the consolidated financial statements, the Company reported revenue of $1.08 billion for the fiscal year ended December 31, 2022. Revenue is generated primarily from various forms of business and transaction processing services. The Company operates in multiple countries, with significant concentrations in the United States and EMEA, and is organized in three segments that are comprised of significant strategic business units.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the strategic business units and sources of revenues for which those procedures were performed. To help form our judgement, we performed analytical procedures over each strategic business unit and source of revenue and reviewed available statutory audit reports for certain strategic business units. For each source of revenue identified for testing, we selected a sample of transactions and compared the amounts recognized as revenue for consistency with relevant underlying documentation, including contracts and other third-party evidence. We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of the procedures performed, including appropriateness of the nature and extent of audit evidence.

Evaluation of goodwill impairment for certain reporting units

As discussed in Notes 2 and 9 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level at least annually, or more frequently if indicators of impairment exist. Goodwill is impaired if the carrying value of a reporting unit exceeds its fair value. The fair value of each reporting unit is estimated using a combination of the discounted cash flow method and the guideline public company method. To validate the reasonableness of the assumptions used in these methods, management performed a market capitalization reconciliation by comparing the determined fair value of all reporting units to the Company’s market capitalization as of the date of the analysis. The Company’s goodwill balance was $186.8 million as of December 31, 2022, and impairment charges totaling $171.2 million were recorded for the year then ended for the Information and Transaction Processing (ITPS) reporting unit.

We identified the evaluation of goodwill impairment for the ITPS and Healthcare Solutions reporting units as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions used in the discounted cash flow method, including forecasted revenue, forecasted earnings before interest, taxes, depreciation, and amortization (EBITDA) margins and discount rates. Additionally, subjective auditor judgment was required to evaluate the implied control premium used in management’s market capitalization reconciliation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the forecasted revenue and forecasted EBITDA margins by comparing them to historical performance results for each of the reporting units as well as third-party market and industry data. We involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the discount rates by comparing the Company’s inputs to publicly available data
●	performing sensitivity analyses over the forecasted cash flows and discount rates to assess the impact of changes on the Company’s fair value estimates for the reporting units

●	evaluating the implied control premium used in the market capitalization reconciliation by comparing the Company’s implied control premium to publicly available data for comparable company market transactions

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Detroit, Michigan
April 3, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Exela Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Exela Technologies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated April 3, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

●	The Company did not design, implement and operate effective process-level control activities related to order-to-cash (including revenue, customer deposits, accounts receivable and deferred revenue), procure-to-pay (including operating expenses, accounts payable, and accrued liabilities), goodwill and intangible assets, treasury (including current and long-term debt, cash and cash equivalents, and restricted cash), and financial reporting (including review of the recording of manual journal entries, preparation of the consolidated financial statements, going concern assessment, and subsequent event disclosures);
●	The Company did not operate effective logical access general information technology controls (GITCs) related to certain systems and applications used for financial reporting. Additionally, the Company had ineffective program development controls related to upgrades in the enterprise resource planning application at a specific subsidiary. The deficiencies related to the order-to-cash process also resulted from ineffective GITCs due to an incomplete understanding of the risks associated with relevant information technology.
●	The Company did not sufficiently establish structures, reporting lines and appropriate authorities and responsibilities;
●	The Company did not sufficiently attract, develop and retain competent resources and hold them accountable for their internal control responsibilities;
●	Financial reporting objectives were not clearly specified to enable the identification and assessment of risks, including complying with applicable accounting standards;
●	The risk assessment process failed to identify and assess risks of misstatement, including fraud risks, to ensure controls were designed and implemented to respond to those risks;
●	Relevant and quality information to support the functioning of internal controls was not consistently generated or used by the Company to support the operation of internal controls;

●	Changes that could impact the system of internal controls were not identified and assessed;
●	The Company did not sufficiently select, develop and perform ongoing evaluations to determine the components of internal control are present and functioning;
●	Internal communication of information necessary to support the functioning of internal control was not sufficient;
●	Communication with external parties on matters affecting the functioning of internal control was not complete; and
●	The evaluation and communication of internal control deficiencies, including monitoring corrective actions, were not performed in a timely manner.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
April 3, 2023

Exela Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

For the years ended December 31, 2022 and 2021

(in thousands of United States dollars except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$15,073	$20,775
Restricted cash	29,994	27,285
Accounts receivable, net of allowance for doubtful accounts of $6,402 and $6,049, respectively	101,616	184,102
Related party receivables and prepaid expenses	759	715
Inventories, net	16,848	15,215
Prepaid expenses and other current assets	26,206	31,799
Total current assets	190,496	279,891
Property, plant and equipment, net of accumulated depreciation of $207,520 and $196,683, respectively	71,694	73,449
Operating lease right-of-use assets, net	40,734	53,937
Goodwill	186,802	358,323
Intangible assets, net	200,982	244,539
Deferred income tax assets	1,483	2,109
Other noncurrent assets	29,721	24,775
Total assets	$721,912	$1,037,023

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$79,249	$61,744
Related party payables	2,473	1,484
Income tax payable	2,045	3,551
Accrued liabilities	61,340	113,519
Accrued compensation and benefits	54,143	60,860
Accrued interest	60,901	10,075
Customer deposits	16,955	17,707
Deferred revenue	16,405	16,617
Obligation for claim payment	44,380	46,902
Current portion of finance lease liabilities	5,485	6,683
Current portion of operating lease liabilities	11,867	15,923
Current portion of long-term debts	154,802	236,775
Total current liabilities	510,045	591,840
Long-term debt, net of current maturities	942,035	1,012,452
Finance lease liabilities, net of current portion	9,448	9,156
Pension liabilities, net	16,917	28,383
Deferred income tax liabilities	11,180	11,594
Long-term income tax liabilities	2,742	3,201
Operating lease liabilities, net of current portion	31,030	41,170
Other long-term liabilities	6,104	5,999
Total liabilities	1,529,501	1,703,795
Commitments and Contingencies (Note 14)

Stockholders' equity (deficit)
Common Stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 278,777,820 shares issued and 278,655,235 shares outstanding at December 31, 2022 and 13,382,333 shares issued and 13,259,748 shares outstanding at December 31, 2021	162	37
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively
Series A Preferred Stock, 2,778,111 shares issued and outstanding at December 31, 2022 and December 31, 2021	1	1
Series B Preferred Stock, 3,029,900 shares issued and outstanding at December 31, 2022 and 0 shares issued and outstanding at December 31, 2021		—
Additional paid in capital	1,102,619	838,853
Less: Common Stock held in treasury, at cost; 122,585 shares at December 31, 2022 and December 31, 2021	(10,949)	(10,949)
Equity-based compensation	56,958	56,123
Accumulated deficit	(1,948,009)	(1,532,428)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,788)	(7,463)
Unrealized pension actuarial losses, net of tax	(3,583)	(10,946)
Total accumulated other comprehensive loss	(8,371)	(18,409)
Total stockholders’ deficit	(807,589)	(666,772)
Total liabilities and stockholders’ deficit	$721,912	$1,037,023

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2022, 2021 and 2020

(in thousands of United States dollars except share and per share amounts)

	Years ended December 31,
	2022	2021	2020
Revenue	$1,077,157	$1,166,606	$1,292,562
Cost of revenue (exclusive of depreciation and amortization)	877,474	889,095	1,023,544
Selling, general and administrative expenses (exclusive of depreciation and amortization)	176,524	169,781	186,104
Depreciation and amortization	71,831	77,150	93,953
Impairment of goodwill and other intangible assets	171,182	—	—
Related party expense	8,923	9,191	5,381
Operating profit (loss)	(228,777)	21,389	(16,420)
Other expense (income), net:
Interest expense, net	164,870	168,048	173,878
Debt modification and extinguishment costs (gain), net	4,522	(16,689)	9,589
Sundry expense (income), net	(957)	363	(153)
Other expense (income), net	14,170	401	(34,788)
Net loss before income taxes	(411,382)	(130,734)	(164,946)
Income tax expense	(4,199)	(11,656)	(13,584)
Net loss	$(415,581)	$(142,390)	$(178,530)
Cumulative dividends for Series A Preferred Stock	(3,588)	(1,576)	(1,309)
Cumulative dividends for Series B Preferred Stock	(3,665)	—	—
Net loss attributable to common stockholders	$(422,834)	$(143,966)	$(179,839)
Loss per share:
Basic and diluted	$(6.86)	$(24.40)	$(73.19)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2022, 2021 and 2020

(in thousands of United States dollars)

	Years ended December 31,
	2022	2021	2020
Net loss	$(415,581)	$(142,390)	$(178,530)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	2,675	(44)	(90)
Unrealized pension actuarial gains (losses), net of tax	7,363	6,118	(9,005)
Total other comprehensive loss, net of tax	$(405,543)	$(136,316)	$(187,625)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

December 31, 2020

(in thousands of United States dollars except share and per share amounts)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2020	2,514,195	$15	4,294,233	$1	—	$—	46,452	$(10,949)	$445,452	$49,337	$(7,329)	$(8,059)	$(1,211,508)	$(743,040)
Net loss January 1 to December 31, 2020	—	—	—	—	—	—	—	—	—	—	—	—	(178,530)	(178,530)
Equity-based compensation	—	—	—	—	—	—	—	—	—	2,846	—	—	—	2,846
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(90)	—	—	(90)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	(9,005)	—	(9,005)
Shares returned in connection with the Appraisal Action following repayment of Margin Loan	(76,179)	—	—	—	—	—	76,179	—	—	—	—	—	—	—
Preferred stock converted to Common Stock	20,462	—	(1,004,183)	—	—	—	—	—	—	—	—	—	—	—
Settlement gain on related party payable to Ex-Sigma 2 LLC	—	—	—	—	—	—	—	—	1,287	—	—	—	—	1,287
RSUs vested	3,587	—	—	—	—	—	—	—	—	—	—	—	—	—
Adjustment to number of shares withheld in lieu of tax obligation of RSU holders in the year 2018	46	—	—	—	—	—	(46)	—	—	—	—	—	—	—
Balances at December 31, 2020	2,462,111	$15	3,290,050	$1	—	$—	122,585	$(10,949)	$446,739	$52,183	$(7,419)	$(17,064)	$(1,390,038)	$(926,532)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

December 31, 2021

(in thousands of United States dollars except share and per share amounts)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2021	2,462,111	$15	3,290,050	$1	—	$—	122,585	$(10,949)	$446,739	$52,183	$(7,419)	$(17,064)	$(1,390,038)	$(926,532)
Net loss January 1 to December 31, 2021	—	—	—	—	—	—	—	—	—	—	—	—	(142,390)	(142,390)
Equity-based compensation	—	—	—	—	—	—	—	—	—	3,940	—	—	—	3,940
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(44)	—	—	(44)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	6,118	—	6,118
Preferred shares converted to Common Stock	11,199	—	(511,939)	—	—	—	—	—	—	—	—	—	—	—
Payment for fractional shares on reverse stock split in 2021	(272)	—	—	—	—	—	—	—	(14)	—	—	—	—	(14)
Issuance of Common Stock to existing directors under subscription agreements	20,188	—	—	—	—	—	—	—	530	—	—	—	—	530
Issuance of Common Stock from at the market offerings, net of offering costs	10,279,931	21	—	—	—	—	—	—	366,519	—	—	—	—	366,540
Issuance of Common Stock from private placement	486,591	1	—	—	—	—	—	—	25,079	—	—	—	—	25,080
Balances at December 31, 2021	13,259,748	$37	2,778,111	$1	—	$—	122,585	$(10,949)	$838,853	$56,123	$(7,463)	$(10,946)	$(1,532,428)	$(666,772)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

December 31, 2022

(in thousands of United States dollars except share and per share amounts)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2022	13,259,748	$37	2,778,111	$1	—	$—	122,585	$(10,949)	$838,853	$56,123	$(7,463)	$(10,946)	$(1,532,428)	$(666,772)
Net loss January 1 to December 31, 2022	—	—	—	—	—	—	—	—	—	—	—	—	(415,581)	(415,581)
Equity-based compensation	—	—	—	—	—	—	—	—	—	970	—	—	—	970
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	2,675	—	—	2,675
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	7,363	—	7,363
Common Stock exchanged for Series B Preferred Stock	(3,029,900)	(6)	—	—	3,029,900	—	—	—	6	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	268,701,695	131	—	—	—	—	—	—	266,724	—	—	—	—	266,855
Withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	(192)	—	—	—	(192)
Common Stock issued for vested RSUs	56,854	—	—	—	—	—	—	—	—	—	—	—	—	—
Agreed cancellation of Common Stock issued for Director's vested RSUs	(31,082)	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividend declared and paid on Series B Preferred Stock ($0.835 per share)	—	—	—	—	—	—	—	—	(2,532)	—	—	—	—	(2,532)
Common Stock repurchased and retired	(357,461)	—	—	—		—	—	—	(487)	—	—	—	—	(487)
Reversal of excess withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	57	—	—	—	57
Issuance of Common Stock to Executive Chairman under certain subscription agreement	70,921	—	—	—	—	—	—	—	100	—	—	—	—	100
Payment for fractional shares on Reverse Stock Split in 2022	(15,540)	—	—	—	—	—	—	—	(45)	—	—	—	—	(45)
Balances at December 31, 2022	278,655,235	$162	2,778,111	$1	3,029,900	$—	122,585	$(10,949)	$1,102,619	$56,958	$(4,788)	$(3,583)	$(1,948,009)	$(807,589)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2022, 2021 and 2020

(in thousands of United States dollars unless otherwise stated)

	Years ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net loss	$(415,581)	$(142,390)	$(178,530)
Adjustments to reconcile net loss
Depreciation and amortization	71,831	77,150	93,953
Original issue discount and debt issuance cost amortization	15,261	16,319	15,117
Debt modification and extinguishment costs (gain), net	(1,803)	(30,613)	8,296
Impairment of goodwill and other intangible assets	171,182	—	—
Provision for doubtful accounts	1,573	2,714	422
Deferred income tax provision	147	6,649	7,940
Share-based compensation expense	970	3,940	2,846
Unrealized foreign currency losses (gain)	(1,288)	173	(414)
Loss (Gain) on sale of assets	707	(960)	(43,338)
Fair value adjustment for interest rate swap	—	(125)	(375)
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	77,650	17,438	54,538
Prepaid expenses and other assets	(7,813)	(1,597)	(1,379)
Accounts payable and accrued liabilities	(520)	(61,068)	12,015
Related party payables	945	1,382	(353)
Additions to outsource contract costs	(423)	(546)	(519)
Net cash used in operating activities	(87,162)	(111,534)	(29,781)
Cash flows from investing activities
Purchase of property, plant and equipment	(18,299)	(14,574)	(11,663)
Additions to patents	(15)	—	—
Additions to internally developed software	(3,650)	(1,954)	(3,825)
Cash paid for acquisition, net of cash received	—	—	(12,500)
Cash paid for earnouts	—	—	(700)
Proceeds from sale of assets	194	7,267	50,126
Net cash provided by (used in) investing activities	(21,770)	(9,261)	21,438
Cash flows from financing activities
Proceeds from issuance of Common Stock from private placement	55	25,065	—
Proceeds from issuance of Common Stock from at the market offerings	276,337	379,963	—
Dividend paid on Series B Preferred Stock	(2,532)	—	—
Proceeds from directors' equity contribution	—	269	—
Repurchases of Common Stock for retirement	(487)	—	—
Cash paid for equity issuance costs from at the market offerings	(9,482)	(13,423)	—
Borrowings under factoring arrangement and Securitization Facility	123,353	142,501	297,673
Principal repayment on borrowings under factoring arrangement and Securitization Facility	(216,812)	(144,965)	(203,841)
Cash paid for withholding taxes on vested RSUs	(135)	—	(7)
Lease terminations	3	(1,303)	(337)
Cash paid for debt issuance costs	(7,125)	(1,181)	(16,205)
Principal payments on finance lease obligations	(5,523)	(11,471)	(12,758)
Borrowings from senior secured revolving facility and BRCC revolver	20,000	11,000	29,750
Repayments on senior secured revolving facility	(49,477)	(55)	(14,200)
Proceeds from issuance of 2026 Notes	70,269	3,574	—
Repayments on senior secured term loan and 2023 Notes as part of debts exchanges	—	(309,305)	—
Borrowings from other loans	10,095	126,352	29,260
Cash paid for debt repurchases	(4,712)	(71,184)	—
Repayment of BRCC term loan	(66,471)	—	—
Principal repayments on senior secured term loans and other loans	(30,717)	(37,186)	(45,973)
Net cash provided by financing activities	106,639	98,651	63,362
Effect of exchange rates on cash	(700)	(105)	1,191
Net increase (decrease) in cash and cash equivalents	(2,993)	(22,249)	56,210
Cash, restricted cash, and cash equivalents
Beginning of period	48,060	70,309	14,099
End of period	$45,067	$48,060	$70,309
Supplemental cash flow data:
Income tax payments, net of refunds received	$5,790	$3,765	$2,695
Interest paid	98,602	188,802	152,678
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	4,790	3,270	4,372
Leasehold improvements funded by lessor	—	125	—
Common Stock exchanged for Series B Preferred Stock	6	—	—
Accrued liability for true-up obligation settled through the issuance of 2026 Notes	10,351	—	—
Settlement gain on related party payable to Ex-Sigma 2 LLC	—	—	1,287
Accrued capital expenditures	1,851	1,652	2,124

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

In performing this evaluation, we concluded that under the standards of ASC 205-40 the following conditions raised substantial doubt about our ability to continue as a going concern: a history of net losses, net operating cash outflows, working capital deficits and significant cash payments for interest on our long-term debt in addition to $9.4 million principal amount of 2023 Notes and $88.3 million principal amount of senior secured term loans (all as defined in Note 5 and after considering events described in Note 21) both of which mature within the next twelve months from the filing date of this report. Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before April 3, 2024. As required under ASC 205-40, management’s evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company, such as access to equity financing (despite the Company’s track record in raising nearly $725.6 million of such funds).

The Company has undertaken and completed the following plans and actions to improve its available cash balances, liquidity or cash generated from operations, over the twelve month period from the date these financial statements are issued:

●	completed the Revolver Exchange (see Note 11);
●	paid off its remaining obligations relating to the settlement of the Appraisal Action (see Note 14);
●	executed a $150.0 million financing with PNC Bank to replace the existing securitization facility that generated annual interest rate savings of approximately $5.0 million;
●	raised proceeds of $347.5 million from the sale of equity and debt during the year ended December 31, 2022;
●	obtained $51.0 million of new funding from BRCC, consisting of $35.0 million of junior secured financing, a separate sale of receivables and an increase in availability under a revolving line of credit
●	repurchased $13.4 million of senior notes due 2023 subsequent to December 31, 2022; and

●	identified and in the process of executing on estimated cost savings in the range of $65-$75 million for fiscal year 2023

Despite these actions, the Company will need to take further action to raise additional funds in the capital markets. In order to access the capital markets, the Company filed registration statements providing for the sale of common stock, preferred stock, warrants, debt securities and/or units. Based on our knowledge of the Company and the financial market, we believe that we will be able to raise additional funds from the sale of equity and debt in the future. However, the Company’s ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry and considering these factors are outside of the Company’s control, substantial doubt about the Company’s ability to continue as a going concern exists under the standards of ASC 205-40. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Impact of COVID-19

The COVID-19 pandemic remains a threat and certain countries, such as China and Japan, are still subject to restrictions related to COVID-19. While the threat level has declined to a significant extent in the U.S. and globally, any resurgence could have a material adverse effect on our business operations, results of operations, cash flows and financial position.

We continue to see impacts of global supply chain challenges, availability of staff at some of our key operating centers and pending customers’ decision to resume work from office. However, all of our production-related facilities remain operational and are continuing to provide ongoing services to our customers.

Network Outage

In late June 2022, the Company experienced a network security incident impacting certain of the Company’s operational and information technology systems. The Company immediately took steps to isolate the impact and prevent additional systems from being affected, including taking large parts of its network offline as a precaution and thereby disrupting some access to our applications and services by our employees and customers. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by leading cyber forensic and defense firms, worked to remediate this incident. We notified law enforcement, contacted our customers to apprise them of the situation, and provided and will provide any notices that may be required by applicable law. We maintain a variety of insurance policies, including cyber insurance and business interruption insurance that have and may continue to partially off-set the costs related to this incident.

We undertook extensive efforts to identify, contain and recover from this incident quickly and securely. We systematically brought our information systems back online in a controlled, phased approach. Our teams worked to maintain our business operations and minimize the impact on our customers, operating partners, and employees. The Company’s systems recovery efforts are complete, and the Company’s operations are fully functional, however, the incident did result in some loss of revenue as well as certain incremental costs.

During the year ended December 31, 2022, expenses associated with this incident including remediation cost and various third party consulting services including forensic experts, legal counsel and other IT professional expenses, all of which are included in other expense, net in the consolidated statements of operations, totaled $3.7 million, net of insurance recoveries of $6.2 million. In addition, we reduced our revenue for the net settlement amount of claims paid to customer by less than $0.1 million, net of insurance recovery of $0.2 million for the year ended December 31, 2022. We have reduced our revenue by the estimated settlement amount of $5.1 million representing the incident-related customer claims which are not settled as of December 31, 2022. The Company has not recorded a corresponding receivable for expected insurance that may be recovered for these customer claims. Amounts that may be payable to customers to settle customer claims are recorded as customer payables in accrued liabilities on our consolidated balance sheet. Due to insurance recoverability of these customer claims and expenses, we do not believe the cyber-attack will have a significant impact on our consolidated financial statements. We expect to incur additional costs related to the incident, but these are not expected to be significant.

The Company is also seeking to recover a portion, if not all, of any profit impact including the profit associated with any loss of revenue resulting from this event. The Company will record insurance recovery when it is probable of collection. To date, no litigation has resulted from the data incident.

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

Restricted Cash

Restricted cash is the carrying amount of cash and cash equivalents which are restricted under contract or otherwise as to withdrawal or usage. These include deposits held as compensating balances against obligation for claim payment or under agreements entered into with others, but exclude compensating balance arrangements that do not legally restrict the use of cash amounts shown on the balance sheet.

Obligation for Claim Payment

As part of the Company’s legal claims processing service, the Company holds cash for various settlement funds. Some of the cash is used to pay tax obligations and other liabilities of the settlement funds. The Company has recorded a liability for the settlement funds received, which is included in obligation for claim payment in the consolidated balance sheets, of $44.4 million and $46.9 million at December 31, 2022 and 2021, respectively.

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

Intangible Assets

Customer Relationships

Customer relationship intangible assets represent customer contracts and relationships obtained as part of acquired businesses. Customer relationship values are estimated by evaluating various factors including historical attrition rates, contractual provisions and customer growth rates, among others. The estimated average useful lives of customer relationships range from 4 to 16 years depending on facts and circumstances. These intangible assets are primarily amortized based on their estimated useful life. The Company evaluates the remaining useful life of intangible assets on an annual basis to determine whether events and circumstances warrant a revision to the remaining useful life.

Trade Names

The Company has determined that its trade name intangible assets are indefinite-lived assets and therefore are not subject to amortization. Trade names are tested for impairment as per the Company’s policy for impairment of indefinite-lived assets.

Trademarks

The Company has determined that its trademark intangible assets resulting from acquisitions are definite-lived assets and therefore are subject to amortization. The Company amortizes such trademarks on a straight-line basis over the estimated useful life, which is typically one year. As of December 31, 2022 these trademarks were fully amortized.

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

Non-compete Agreements

The Company acquired certain non-compete agreements in connection with the Novitex Business Combination. These were related to four Novitex executives that were terminated following the acquisition. As of December 31, 2022 these agreements were fully amortized.

Assembled Workforce

The Company acquired an assembled workforce in an asset purchase transaction in the fourth quarter of 2018. The Company recognized an intangible asset for the acquired assembled workforce and fully amortized the asset on a straight-line basis over the estimated useful life of four years.

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

The Company did not record any material impairment related to its property, plant, and equipment, customer relationships, trademarks, developed technology, capitalized software cost, assembled workforce or outsourced contract costs for the years ended December 31, 2022, 2021, and 2020.

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

The Company’s objective in using interest rate derivatives was to manage its exposure to variable interest rates related to its term loans under the Credit Agreement. In order to accomplish this objective, in November 2017, the Company entered into a three year, one-month LIBOR interest rate contract with a notional amount of $347.8 million, which at the time was the remaining principal balance of such term loans. The swap contract swapped out the floating rate interest risk related to the LIBOR with a fixed interest rate of 1.9275% paid semi-annually starting January 12, 2018. There are no open swap positions as of December 31, 2022 and 2021 as the existing interest rate swap contract expired in January 2021.

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

Stock-Based Compensation

The Company accounts for all equity-classified awards under stock-based compensation plans at their “fair value”. This fair value is measured at the fair value of the awards at the grant date and recognized as compensation expense on a straight-line basis over the vesting period. The fair value of the awards on the grant date is determined using the stock price on the respective grant date in the case of restricted stock units and using an option pricing model in the case of stock options. The expense resulting from share-based payments is recorded in selling, general and administrative expense in the accompanying consolidated statements of operations.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region and by segment for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022				2021				2020
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$566,621	$239,270	$72,753	$878,644	$649,505	$217,839	$74,641	$941,985	$769,487	$219,047	$68,472	$1,057,006
EMEA	180,502	—	—	180,502	205,772	—	—	205,772	213,418	—	—	213,418
Other	18,011	—	—	18,011	18,849	—	—	18,849	22,138	—	—	22,138
Total	$765,134	$239,270	$72,753	$1,077,157	$874,126	$217,839	$74,641	$1,166,606	$1,005,043	$219,047	$68,472	$1,292,562

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Accounts receivable, net	$101,616	$184,102
Deferred revenues	17,585	17,518
Customer deposits	16,955	17,707
Costs to obtain and fulfill a contract	1,674	2,328

Accounts receivable, net includes $25.7 million and $22.6 million as of December 31, 2022 and 2021, respectively, representing amounts not billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $16.5 million during the year ended December 31, 2022 that had been deferred as of December 31, 2021.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. We recognized $1.1 million, $1.5 million and $2.4 million of amortization for these costs in 2022, 2021 and 2020, respectively, within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in Selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of December 31, 2022 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

2023	$37,816
2024	30,384
2025	25,738
2026	1,346
2027	512
2028 and thereafter	—

Total	$95,796

Research and Development

Research and development costs are expensed as incurred. Research and development costs expensed for the years ended December 31, 2022, 2021, and 2020 were $1.5 million, $1.3 million, and $1.1 million, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2022, 2021, and 2020, were $0.5 million, $0.4 million, and $0.7 million, respectively.

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

Operations

A portion of the Company’s labor and operations is situated outside of the United States in India and other locations. The carrying value of long-lived assets that are situated outside of the United States is approximately $29.6 million and $26.8 million as of December 31, 2022 and 2021, respectively.

Foreign Currency Translation

The functional currency for the Company’s production operations located in India, Philippines, China, and Mexico is the United States dollar. Included in other expense as sundry expense (income), net in the consolidated statements of operations are net exchange gain of $1.3 million, net exchange loss of $0.2 million and net exchange gain of $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Beneficial Conversion Feature

The Company’s Series A Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) contains a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the beneficial conversion feature by allocating the intrinsic value of the conversion option, which is the number of shares of Common Stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of Common Stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Series A Preferred Stock. As a result of the occurrence of events meeting the definition of a “Fundamental Change” as defined in the Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock of the Company during the period, the Company recognized the entire dividend equivalent of $16.4 million as of December 31, 2017. There was no dividend equivalent recognized in 2020, 2021 and 2022.

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

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Perpetual Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”), was calculated using the if-converted method. As of December 31, 2022, the outstanding shares of the Company’s Series A Preferred Stock and Series B Preferred Stock, if converted would have resulted in an additional 73,058 shares and 3,075,349 shares of Common Stock outstanding, respectively, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive (i.e., if included, would reduce the net loss per share).

Similarly, the Company also did not include the effect of 486,591 shares of Common Stock issuable upon exercise of 9,731,819 warrants sold in a private placement of securities on March 18, 2021 or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units, performance units and options (496,899, 565,715 and 83,108 as of December 31, 2022, 2021 and 2020, respectively) in the calculation of diluted loss per share for the years ended December 31, 2022, 2021 and 2020, because their effects were anti-dilutive.

The components of basic and diluted EPS are as follows. All shares and per share amounts for the years 2021 and 2020 have been adjusted for a one share-for-twenty shares Reverse Stock Split which took effect on July 25, 2022:

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to common stockholders (A)	$(422,834)	$(143,966)	$(179,839)
Weighted average common shares outstanding – basic and diluted (B)	61,593,381	5,900,058	2,457,221
Loss Per Share:
Basic and diluted (A/B)	$(6.86)	$(24.40)	$(73.19)

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

3. Sale of Non-Core Assets and Divestiture

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

Merger Agreement

On October 9, 2022, the Company entered into a definitive merger agreement (the “merger agreement”) to merge our European business with CF Acquisition Corp. VIII (“CFFE”), a special purpose acquisition company, to form a new publicly-traded company which will be called XBP Europe Holdings, Inc. Upon closing of the transaction, we will indirectly own a majority of the outstanding capital stock of XBP Europe Holdings, Inc. The completion of these transactions is subject to customary closing conditions, several of which are outside the control of the parties, and there can be no assurance as to whether or when a closing will occur.

4. Inventories

Inventories, net consist of the following:

	December 31,
	2022	2021
Work in process	$1,178	$973
Finished goods	10,804	11,480
Supplies and parts	8,991	7,028
Less: Allowance for obsolescence	(4,125)	(4,266)
	16,848	15,215

5. Accounts Receivable

Accounts receivable, net consist of the following:

	December 31,
	2022	2021
Billed receivables	$72,852	$160,407
Unbilled receivables	25,741	22,570
Other	9,425	7,174
Less: Allowance for doubtful accounts	(6,402)	(6,049)
	$101,616	$184,102

Unbilled receivables represent balances recognized as revenue that have not been billed to the customer. The Company’s allowance for doubtful accounts is based on a policy developed by historical experience and management judgment. Adjustments to the allowance for doubtful accounts may occur based on market conditions or specific client circumstances.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2022	2021
Prepaids	$23,347	$22,880
Deposits	2,859	8,919
	$26,206	$31,799

7. Leases

The Company leases numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, the Philippines, and China. The Company’s facilities house general offices, sales offices, service locations, and production facilities. Substantially all of the Company’s operations facilities are leased under long-term leases with varying expiration dates, except for the few owned locations. The Company regularly obtains various machinery, equipment, vehicles and furniture on leases. The machinery and equipment leases mainly include leasing of computers, servers, other IT equipment, mailing system, production equipment, generators, office equipment, printers, copiers and miscellaneous warehouse equipment.

The Company’s ROU assets and lease liabilities as of December 31, 2022 and 2021 recorded on the consolidated balance sheet are as follows:

	December 31,	December 31,
	2022	2021
Balance sheet location:
Operating Lease
Operating lease right-of-use assets, net	$40,734	$53,937
Current portion of operating lease liabilities	11,867	15,923
Operating lease liabilities, net of current portion	31,030	41,170
Finance Lease
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	11,943	8,918
Current portion of finance lease liabilities	5,485	6,683
Finance lease liabilities, net of current portion	9,448	9,156

Supplemental balance sheet information related to leases is as follows:

	December 31,	December 31,
	2022	2021
Weighted-average remaining lease term
Operating leases	4.2 Years	4.3 Years
Finance leases	3.6 Years	2.4 Years

Weighted-average discount rate
Operating leases	13.9%	13.1%
Finance leases	13.4%	12.4%

The interest on financing lease liabilities was $1.8 million and $2.3 million for the year ended December 31, 2022 and 2021, respectively. The amortization expense on finance lease right-of-use assets was $4.9 million and $9.1 million for the year ended December 31, 2022 and 2021, respectively.

Maturities of finance and operating lease liabilities based on lease term for the next five years are as follows:

	Finance	Operating
	Leases	Leases
2023	$6,774	$16,823
2024	5,166	13,343
2025	3,719	9,101
2026	1,034	7,381
2027	795	5,684
2028 and thereafter	1,642	4,767
Total lease payments	19,130	57,099
Less: Imputed interest	(4,197)	(14,202)
Present value of lease liabilities	$14,933	$42,897

Consolidated rental expense for all operating leases was $48.0 million, $51.8 million, and $69.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table summarizes the cash paid and related right-of-use operating finance or operating lease recognized for the years ended December 31, 2022 and 2021.

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,560	$25,950
Financing cash flows from finance leases	5,523	11,471
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	6,940	6,507
Finance leases	4,790	3,270

8. Property, Plant and Equipment, Net

Property, plant, and equipment, which include assets recorded under finance leases, are stated at cost less accumulated depreciation, and amortization, and consist of the following:

	Estimated Useful Lives	December 31,
	(in Years)	2022	2021
Land	N/A	$6,687	$6,688
Buildings and improvements	7 – 40	24,307	20,268
Leasehold improvements	Shorter of life of improvement or lease term	37,383	36,289
Vehicles	5 – 7	289	311
Machinery and equipment	5 – 15	26,820	26,346
Computer equipment and software	3 – 8	108,898	102,746
Furniture and fixtures	5 – 15	8,574	8,478
Finance lease right-of-use assets	Shorter of life of the asset or lease term	66,256	69,006
		279,214	270,132
Less: Accumulated depreciation and amortization		(207,520)	(196,683)
Property, plant and equipment, net		$71,694	$73,449

Depreciation expense related to property, plant and equipment was $24.5 million, $26.7 million, and $39.2 million for the years ended December 31, 2022, 2021, and 2020, respectively.

9. Intangible Assets and Goodwill

Intangibles

Intangible assets are stated at cost or acquisition-date fair value less amortization and impairment and consist of the following:

	Weighted Average	December 31, 2022
	Remaining Useful Life	Gross Carrying	Accumulated	Intangible
	(in Years)	Amount (a)	Amortization	Asset, net
Customer relationships	9.0	$507,723	$(351,240)	$156,483
Developed technology	2.1	88,553	(88,000)	553
Patent	1.2	15	(6)	9
Trade names (b)	Indefinite-lived	8,400	(3,100)	5,300
Outsource contract costs	3.0	17,184	(15,509)	1,675
Internally developed software	2.9	52,441	(35,095)	17,346
Purchased software	11.0	26,749	(7,133)	19,616
Intangibles, net		$701,065	$(500,083)	$200,982

	Weighted Average	December 31, 2021
	Remaining Useful Life	Gross Carrying	Accumulated	Intangible
	(in Years)	Amount (a)	Amortization	Asset, net
Customer relationships	9.5	$508,241	$(316,084)	$192,157
Developed technology	2.8	88,553	(87,612)	941
Trade names (b)	Indefinite-lived	8,400	(3,100)	5,300
Outsource contract costs	3.6	16,814	(14,486)	2,328
Internally developed software	3.2	49,108	(27,812)	21,296
Assembled workforce	1.0	4,473	(3,355)	1,118
Purchased software	12.0	26,749	(5,350)	21,399
Intangibles, net		$702,338	$(457,799)	$244,539

(a)	Amounts include intangibles acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2022 and 2021 is net of accumulated impairment losses of $44.1 million. Carrying amount of $5.3 million as at December 31, 2022 represents indefinite-lived intangible asset.

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

During the third quarter of 2022, the Company evaluated factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, and concluded that a triggering event for an interim impairment analysis had occurred. As part of the assessment, long-term projections were revised resulting in lower than previously projected long-term future cash flows for the reporting units which reduced the estimated fair value to below carrying value. As a result of the interim impairment analysis at September 30, 2022, the Company recorded an impairment charge of $29.6 million, including taxes to goodwill relating to ITPS. The Company did not update its analysis for purposes of the annual impairment test as of October 1, 2022 as the measurement date of the impairment test performed during the quarter-ended September 30, 2022 was one day from the annual impairment test date.

Additionally, later during the fourth quarter of 2022, the Company conducted its annual budgeting process along with an update to its long-range plan. Following the completion of that process, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, concluding that a third triggering event for an impairment analysis had occurred. Revised long-term projections coupled with a decline in the market capitalization, resulted in lower than previously projected long-term future cash flows for the reporting units which reduced the estimated fair value to below carrying value. Accordingly, we performed another quantitative impairment test as of December 31, 2022, resulting in an additional impairment charge of $141.6 million, including taxes to goodwill relating to ITPS. Therefore, as a result of these two interim impairment assessments in the third and fourth quarters of 2022, impairment charges totaling $171.2 million, including taxes were recorded to goodwill for the year ended December 31, 2022.

In connection with the completion of the annual impairment tests as of October 1, 2021 and 2020, the Company recorded no impairment charge to goodwill and trade names.

The impairment charges are included within impairment of goodwill and other intangible assets in the consolidated statements of operations.

Aggregate amortization expense related to intangible assets was $47.3 million, $50.5 million, and $54.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense
2023	$39,717
2024	32,004
2025	24,401
2026	20,076
2027	16,885
Thereafter	62,363
$195,446

Goodwill

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2021 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at December 31, 2021 (a)
ITPS	$254,130	$—	$(825)	$—	$(633)	$252,672
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$359,781	$—	$(825)	$—	$(633)	$358,323

	Balances as at January 1, 2022 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at December 31, 2022 (a)
ITPS	$252,672	$—	$—	$(171,182)	$(339)	$81,151
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$358,323	$—	$—	$(171,182)	$(339)	$186,802

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to ITPS is $487.7 million, $316.5 million and $317.5 million as at December 31, 2022, December 31, 2021 and December 31, 2020, respectively. Accumulated impairment relating to LLPS is $243.4 million as at December 31, 2022, December 31, 2021 and December 31, 2020.

10. Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	December 31,
	2022	2021
Accrued taxes (exclusive of income taxes)	$9,797	$9,858
Accrued lease exit obligations	—	36
Accrued professional and legal fees	37,366	29,119
Accrued Appraisal Action liability	—	63,422
Accrued legal reserve for pending litigation	10,322	8,046
Accrued transaction costs	2,763	2,305
Other accruals	1,092	733
	$61,340	$113,519

Other Long-term liabilities consist of the following:

	December 31,
	2022	2021
Deferred revenue	$1,180	$901
Accrued lease exit obligations	373	195
Accrued compensation expense	1,021	1,578
Other	3,530	3,325
	$6,104	$5,999

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

As a result of the Private Exchange, repurchases (as discussed below) and periodic principal repayments, $72.6 million aggregate principal amount of the Term Loans maturing July 12, 2023 remains outstanding as of December 31, 2022.

Revolving Credit Facility; Letters of Credit

As of December 31, 2021, our $100 million Revolving Credit Facility was fully drawn taking into account letters of credit issued thereunder. As of December 31, 2021, there were outstanding irrevocable letters of credit totaling approximately $0.5 million under the Revolving Credit Facility. As of December 31, 2022, the Revolving Credit Facility had been prepaid and terminated as described below.

On March 7, 2022, subsidiaries of the Company entered into a Revolving Loan Exchange and Prepayment Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, KKR Corporate Lending LLC, Granite State Capital Master Fund LP, Credit Suisse Loan Funding LLC and Revolvercap Partners Fund LP exchanging

$100.0 million of outstanding Revolving Credit Facility owed by Exela Intermediate LLC, upon the terms and subject to the conditions set forth in the Revolver Exchange agreement, for (i) $50.0 million in cash, and (ii) $50.0 million of 2026 Notes (such exchange, the “Revolver Exchange” and such 2026 Notes, the “Exchange Notes”). Prepayment of Revolving Credit Facility was treated as an extinguishment of debt under ASC 470-50. Accordingly, the Company wrote off the unamortized balance of $0.2 million of debt issuance costs related to Revolving Credit Facility and reported it within Debt modification and extinguishment costs (gain), net in our consolidated statements of operations for the year ended December 31, 2022.

The Exchange Notes were subject to a guarantee in the form of a true-up mechanism whereby the Company was responsible to make a payment to the holders of the Exchange Notes to true-up the shortfall below certain agreed thresholds if holders of the Exchange Notes sold their notes at a price below that threshold during agreed periods in 2022. As security for the true-up obligation under the Revolver Exchange, the Company issued $10.0 million of principal amount of 2026 Notes as collateral (the “Collateral Notes”). The Collateral Notes were not reflected in the consolidated financial statements unless and until they were sold to third parties. On March 7, 2022, we recognized $17.4 million (the fair value of the true-up obligation as accounted for under ASC 450, Contingencies and ASC 460, Guarantees) as a liability with an offsetting debit to the original issuance discount of the issued Exchange Notes on the closing date of the Revolver Exchange. We remeasured our obligation under the true-up mechanism as of March 31, 2022 and accrued an additional $6.2 million liability based on fair value of our obligation in other expense, net on the consolidated statements of operations during first quarter of 2022.

On May 6, 2022, subsidiaries of the Company amended the true-up mechanism and placed an additional $20.0 million of principal amount of Collateral Notes and paid $5.0 million as true-up advance. We remeasured our obligation under the amended terms of the true-up mechanism as of June 30, 2022 and accrued an additional $7.4 million liability based on the fair value of our obligation as of such date in other expense, net in the consolidated statements of operations during second quarter of 2022. As of June 30, 2022, there was a net accrued liability balance of $26.0 million for the true-up obligation included in Accrued liabilities on the consolidated balance sheet after adjusting $5.0 million of true-up advance paid for this liability during the second quarter of 2022.

In July 2022, $9.0 million of principal amount of the Collateral Notes were sold by the holders of the Exchange Notes for net proceeds of $2.6 million and the proceeds were adjusted against the true-up amount payable. Additionally, in July 2022, the Company made a cash payment of $2.1 million which was adjusted against the true-up amount payable. In August 2022, the remaining balance of $20.2 million of net true-up liability was settled with cash payments of $9.9 million and by permitting the holders of the Exchange Notes to keep the $21.0 million of principal amount of 2026 Notes previously placed as Collateral Notes constituting an issuance. The Company made a net reversal of $1.1 million of accrued true-up liability in other expense, net in the consolidated statements of operations during third quarter of 2022.

Senior Secured 2023 Notes

On July 12, 2017, subsidiaries of the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2023 Notes bear interest at a rate of 10.0% per year. The issuers pay interest on the 2023 Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The 2023 Notes mature on July 15, 2023. As a result of the Public Exchange and repurchases (as discussed below), $22.8 million aggregate principal amount of the 2023 Notes remains outstanding as of December 31, 2022 maturing on July 15, 2023. As of December 31, 2022, the Company was in compliance with the 2023 Notes and there have been no events of default under the 2023 Notes through the date of this Annual Report.

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

During the year ended December 31, 2022, subsidiaries of the Company sold $129.0 million in aggregate of principal amount of the 2026 Notes generating net proceeds of $64.7 million. On March 18, 2022, the subsidiaries of the Company issued $50.0 million of the 2026 Notes to satisfy the exchange obligation under the Revolver Exchange. In August 2022, subsidiaries of the Company issued $21.0 million in aggregate of principal amount of the 2026 Notes to holder of the Exchange Notes (as described above) to settle $10.3 million of accrued liability for net true-up obligation under the Revolver Exchange. The 2026 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2026 Notes bear interest at a rate of 11.5% per year. We pay interest on the 2026 Notes on January 15 and July 15 of each year, and commenced on July 15, 2022. The 2026 Notes mature on July 12, 2026. As of December 31, 2022, the Company was in compliance with the 2026 Notes and there have been no events of default under the 2026 Notes through the date of this Annual Report.

On or after December 1, 2022, the issuers may redeem the 2026 Notes in whole or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, but excluding, the applicable redemption date. In addition, prior to December 1, 2022, the issuers may redeem the 2026 Notes in whole or in part from time to time, at a redemption price equal to 100% of the principal amount of the 2026 Notes redeemed, plus the Applicable Premium as of, and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. “Applicable Premium” means, with respect to any 2026 Note on any applicable redemption date, as determined by the issuers, the greater of: (1) 1% of the then outstanding principal amount of the 2026 Note; and (2) the excess of: (a) the present value at such redemption date of (i) the redemption price of the 2026 Note, at December 1, 2022 plus (ii) all required interest payments due on the 2026 Note through December 1, 2022 (excluding accrued but unpaid interest), computed using a discount rate equal to the treasury rate as of such redemption date plus 50 basis points; over (b) the then outstanding principal amount of the 2026 Note. During the fourth quarter of 2022 one of our subsidiaries that is not bound by the 2026 Indenture purchased a portion of the onsite business and certain related assets from another subsidiary that is bound by the 2026 Indenture generating net proceeds to the seller of approximately $125.0 million. If the Company does not reinvest or otherwise utilize such proceeds as contemplated by the 2026 Indenture within one year of this transaction, then the Issuers of the 2026 Notes may be required to make an "Asset Sales Offer" with the unused proceeds to the extent they exceed $75.0 million as described in the 2026 Indenture. If such proceeds are not available to the Company to satisfy this obligation at the date required, the Company would not be in compliance with the 2026 Indenture at that time.

$980.0 million aggregate principal amount of 2026 Notes were outstanding as of December 31, 2022.

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

During the year ended December 31, 2022, we repurchased $15.0 million principal amount of Exchange Notes issued under the Revolver Exchange (as discussed above) for a net cash consideration of $4.7 million. The gain on early extinguishment of debt for the Exchange Notes during the year ended December 31, 2022 totaled $5.3 million and is inclusive of $5.0 million and $0.1 million write off of original issue discount and debt issuance costs, respectively. Gain on the early extinguishment of debt and debt extinguishment costs during the years ended December 31, 2022 and 2021 are reported within Debt modification and extinguishment costs (gain), net within our consolidated statements of operations.

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

During the year ended December 31, 2022, we repaid $66.5 million of outstanding principal amount under the BRCC Term Loan along with $2.0 million of exit fees. The exit fees paid on the partial prepayment of BRCC Term

Loan were treated as a debt extinguishment cost under ASC 470-50 and reported within Debt modification and extinguishment costs (gain), net in our consolidated statements of operations. As of December 31, 2022, there were borrowings of $48.5 million and $20.0 million outstanding under the BRCC Term Loan and BRCC Revolver, respectively, maturing June 10, 2023. There was no availability under the BRCC Revolver as of December 31, 2022. As of December 31, 2022, the Company was in compliance with all covenants required under the BRCC Facility.

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

The Securitization Facility provided for an initial funding of approximately $92.0 million supported by the receivables portion of the borrowing base and, subject to contribution, a further funding of approximately $53.0 million supported by inventory and intellectual property. On December 17, 2020, Exela Receivables 3, LLC (the “Securitization Borrower”) made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay $83.0 million of the aggregate outstanding principal amount of loans as of December 17, 2020 under A/R Facility and used the remaining proceeds for general corporate purposes. On April 11, 2021, the Company amended the Securitization Loan Agreement and agreed to, among other things, extend the option to access further funding of approximately $53.0 million in additional borrowings from April 10, 2021 to September 30, 2021 upon the contribution of inventory and intellectual property to support the borrowing base.

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

On June 17, 2022, the Company repaid in full the loans outstanding under the Securitization Facility. The aggregate outstanding principal amount of loans under the Securitization Facility as of such date was approximately $91.9 million. The early termination of the Securitization Facility triggered a prepayment premium of $2.7 million and required payment of approximately $0.5 million and $1.3 million in respect of accrued interest and fees, respectively. All obligations under the Securitization Facility (other than contingent indemnification obligations that expressly survive termination) terminated upon repayment. The Securitization Facility was replaced by the Amended Receivables Purchase Agreement described below. Repayment of the Securitization Facility was treated as an extinguishment of debt under ASC 470-50. Accordingly, the Company wrote off the unamortized balance of $3.3 million of debt issuance costs related to the Securitization Facility. These early termination charges and unamortized balance of the debt issuance cost written off during the year ended December 31, 2022 are reported within Debt modification and extinguishment costs (gain), net within our consolidated statements of operations.

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (the “Amended Receivables Purchase Agreement”) under its accounts receivable securitization facility among certain of the Company’s subsidiaries, its wholly-owned, “bankruptcy remote” special purpose subsidiaries (“SPEs”) and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. On June 17, 2022, the Company sold $85.0 million of its accounts receivable and used the whole proceeds from this sale to repay part of the borrowings from the Securitization Facility (as discussed above). These sales were transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s consolidated balance sheet. The Company de-recognized $408.9 million of accounts receivable under this agreement through December 31, 2022. Amount remitted to the Purchaser on their behalf during fiscal year 2022 was $308.7 million. Unsold accounts receivable of $46.5 million were pledged by the SPEs as collateral to the Purchasers as of December 31, 2022. These pledged accounts receivables are included in accounts receivable, net in the consolidated balance sheets. The program resulted in a pre-tax loss of $3.1 million for the year ended December 31, 2022.

The fair value of the sold accounts receivable approximated their book value due to their short-term nature. Sold accounts receivable are presented as a change in receivables within operating activities in the consolidated statements of cash flows.

Long-Term Debt Outstanding

As of December 31, 2022 and 2021, the following long-term debt instruments were outstanding:

		December 31,
	December 31,	2021
	2022	(Restated)
Other (a)	$25,117	29,296
Term loan under first lien credit agreement (b)	71,470	89,585
2023 notes (c)	22,762	22,616
2026 notes (d)	908,959	801,306
Secured borrowings under BRCC Facility	68,529	115,000
Secured borrowings under Securitization Facility	—	91,947
Revolving Credit Facility	—	99,477
Total debt	1,096,837	1,249,227
Less: Current portion of long-term debt	(154,802)	(236,775)
Long-term debt, net of current maturities	$942,035	$1,012,452

(a)	Other debt represents outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $0.2 million and $0.9 million as of December 31, 2022 and $0.8 million and $2.8 million as of December 31, 2021.
(c)	Net of unamortized original issue discount and debt issuance costs of $0.1 million and less than $0.1 million as of December 31, 2022 and $0.2 million and $0.1 million as of December 31, 2021.
(d)	Net of unamortized net original issue discount and debt issuance costs of $58.8 million and $12.1 million as of December 31, 2022; and unamortized net debt exchange premium and carried forward debt issuance costs of $15.4 million and $9.0 million as of December 31, 2021.

As of December 31, 2022, maturities of long-term debt are as follows:

Maturity
2023	$156,030
2024	2,940
2025	28,970
2026	980,156
2027	962
Thereafter	—
Total long-term debt	1,169,058
Less: Unamortized discount and debt issuance costs	(72,221)
$1,096,837

12. Income Taxes

The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

For financial reporting purposes, income/ (loss) before income taxes includes the following components:

	Year Ended December 31,
	2022	2021	2020
United States	$(422,135)	$(135,299)	$(158,186)
Foreign	10,754	4,565	(6,760)
	$(411,381)	$(130,734)	$(164,946)

The provision for federal, state, and foreign income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
Federal
Current	$—	$—	$—
Deferred	(1,597)	5	480
State
Current	636	1,232	1,325
Deferred	(123)	351	1,542
Foreign
Current	3,416	3,775	4,318
Deferred	1,867	6,293	5,919
Income Tax Expense	$4,199	$11,656	$13,584

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% and the amount of income taxes provided for are as follows:

	Year Ended December 31,
	2022	2021	2020
Tax at statutory rate	$(86,390)	$(27,454)	$(34,639)
Add (deduct)
State income taxes	(8,520)	(1,626)	(5,234)
Foreign income taxes	1,290	1,567	(516)
Nondeductible goodwill impairment	34,967	—	—
Cancellation of debt income	6,429	(6,429)	—
Permanent differences	1,061	359	218
Litigation settlement	—	2	71
Changes in valuation allowance	75,210	11,857	53,115
Unremitted earnings	891	1,072	(275)
GILTI Inclusion	639	—	(4,996)
Expiration and reduction of tax attributes	(30,103)	31,014	4,944
Debt related basis differences	10,994	—	—
Other	(2,269)	1,294	896
Income Tax Expense	$4,199	$11,656	$13,584

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

The TCJA subjects a US shareholder to tax on Global Intangible Low-taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected the accounting policy to recognize the tax expense related to GILTI in the year the tax is incurred as a period expense. At December 31 2022, the Company has GILTI inclusion of $3.0 million related to current-year operations.

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which will allow an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2022 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Therefore, while many of the countries have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this exclusion. The Company plans to make the high-tax exception election for the 2022 tax year resulting in a GILTI inclusion of $0.6 million for the 2022 tax year. Additionally, the Company made the high-tax exception election for 2021 and 2020 on its 2021 and 2020 tax returns and made the election for 2018 by filing an amended tax return. The 2018 amended return resulted in an estimated income tax benefit of $5 million recorded in 2020.

Beginning in 2018, the TCJA also subjects a U.S. shareholder of a controlled foreign corporation to current tax on certain payments from corporations subject to US tax to related foreign persons, also referred to as base erosion and anti-abuse tax ("BEAT"). The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company has recorded no tax liability related to BEAT for the year ended December 31, 2022 and 2021.

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

The components of deferred income tax liabilities and assets are as follows:

	Year Ended December 31,
	2022	2021
Deferred income tax liabilities:
Book over tax basis of intangible assets and fixed assets	$(44,632)	$(55,449)
Unremitted foreign earnings	(8,154)	(7,135)
Operating lease and finance lease right-of-use assets	(7,883)	(9,573)
Other, net	$(2,005)	$(1,584)
Total deferred income tax liabilities	(62,674)	(73,741)

Deferred income tax assets:
Allowance for doubtful accounts and receivable adjustments	$2,018	$1,816
Inventory	3,141	2,362
Accrued liabilities	16,536	12,606
Net operating loss and tax credit carryforwards	156,180	141,946
Tax deductible goodwill	2,534	4,424
Disallowed interest deduction	146,923	106,449
Operating lease and finance lease liabilities	7,981	10,211
Other, net	22,832	18,197
Total deferred income tax assets	$358,145	$298,011

Valuation allowance	(305,168)	(233,755)
Total net deferred income tax assets (liabilities)	$(9,697)	$(9,485)

Gross deferred tax assets are reduced by valuation allowances to the extent the Company determines it is not more-likely-than-not the deferred tax assets are expected to be realized. At December 31, 2022, the Company recognized $305.2 million of valuation allowances against gross deferred tax assets primarily related to net operating loss and tax credit carryforwards. Of this amount, approximately $59.6 million and $4.0 million of the total valuation allowance relates to U.S. federal and state limitations, respectively, on the utilization of net operating loss carryforwards due to numerous changes in ownership. Approximately $123.9 million and $16.3 million of the total valuation allowance relates to U.S. federal and state disallowed interest deduction pursuant to the TCJA. The remaining $101.5 million of the valuation allowance relates to non-limited U.S. and non-U.S. net operating losses, capital losses, and tax credits that are not expected to be realizable.

The net change during the year in the total valuation allowance was an increase of $71.4 million primarily related to the increase of deferred tax assets related to disallowed interest deduction.

Section 382 of the Internal Revenue Code of 1986, as amended (the Code), limits the amount of U.S. tax attributes (net operating loss and tax credit carryforwards) following a change in ownership. The Company has determined that an ownership change occurred under Section 382 on April 3, 2014 and October 31, 2014 for the Pangea group and on October 31, 2014 for the SourceHOV Holdings group ("2014 Reorganization"). The Section 382 limitations significantly limit the pre-acquisition Pangea net operating losses. Accordingly, upon the October 31, 2014 change in control, most of the historic Pangea federal net operating losses were limited and a valuation allowance has been established against the related deferred tax asset. With regard to Pangea's foreign subsidiaries, it was determined that most deferred tax assets are not likely to be realized and valuation allowances have been established. The Section 382 limit that applied to the historic SourceHOV LLC group is greater than the net operating losses and tax credits generated in the predecessor periods. For the years ended December 31, 2022 and 2021, the Company determined an ownership change occurred on August 5, 2022, March 15, 2021 and another successive ownership change occurred on December 8, 2021. The Company can increase its annual Section 382 limitation for the amount of recognized built-in gain ("RBIG") pursuant to the application of Notice 2003-65. The Company determined the annual Section 382 limitation should enable the Company to utilize all its NOL and credit carryforwards, therefore, no additional valuation allowances were established relating to Section 382 limitations other than the pre-2014 Section 382 limitations that applied.

Under the debt buy-back program a substantial amount of the Company’s debt was extinguished. Absent an exception, a debtor recognizes cancelation of debt income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than the outstanding debt. The Internal Revenue Code of 1986, as amended, (the Code), provides that a debtor may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of CODI. For the year ended December 31, 2022 and 2021, the Company excluded $8.7 million and $20.6 million, respectively, of CODI from taxable income and reduced the gross U.S. federal net operating loss by the corresponding amount.

Included in deferred tax assets are federal, foreign and state net operating loss carryforwards, federal capital loss carryforwards, federal general business credit carryforwards and state tax credit carryforwards due to expire beginning in 2022 through 2041. As of December 31, 2022, the Company has federal and state income tax net operating loss (NOL) carryforwards of $519.4 million and 456.7 million, which will expire at various dates from 2023 through 2041, and $22.2 million of federal NOLs and $78.8 million of state NOLs that carry forward indefinitely. Such NOL carryforwards expire as follows:

		State and Local
	Federal NOL	NOL
2023 – 2027	$154,719	$59,917
2028 – 2032	100,776	89,062
2033 – 2041	241,754	228,914
Indefinite	22,186	78,847
	$519,435	$456,740

As of December 31, 2022, the Company has foreign net operating loss carryforwards of $17.3 million, $0.1 million of which were generated by Exela Poland, $0.2 million were generated in Hungary and Serbia, $0.6 million is generated in Netherlands, $0.2 million is generated in Finland, and will expire in 2026, 2027, 2028 and 2032, respectively. The remainder of the foreign net operating losses will be carried forward indefinitely.

The Company adopted the provision of accounting for uncertainty in income taxes in the Topic of the ASC 740. ASC 740 clarifies the accounting for uncertain tax positions in the Company's financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on tax returns. The total amount of unrecognized tax benefits, exclusive of interest and penalties, is $2.2 million, $2.1 million and $1.8 million at December 31, 2022, 2021, and 2020, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2022, 2021 and 2020 are $0.8 million, $0.8 million and $0.7 million, respectively, of tax benefits that, if recognized, would benefit the effective tax rate. Total accrued interest and penalties recorded on the Consolidated Balance Sheet were $2.0 million, $2.4 million and $2.1 million at December 31, 2022, 2021, and 2020, respectively. The total amount of interest and penalties recognized in the consolidated statement of operations at December 31, 2022, 2021 and 2020 was $(0.4) million, $(0.3) million and $(0.0) million, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefits—January 1	$2,077	$1,836	$4,314
Gross increases—tax positions in prior period	—	—	(21)
Gross decreases—tax positions in prior period	(20)	(129)	(2,608)
Gross increases—tax positions in current period	106	460	151
Settlement	—	(90)	—
Unrecognized tax benefits—December 31	$2,163	$2,077	$1,836

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The statute of limitations for U.S. purposes is open for tax years ending on or after December 31, 2017, However, NOLs generated in years prior to 2016 and utilized in future periods may be subject to examination by U.S. tax authorities. State jurisdictions that remain subject to examination are not considered significant. The Company has significant foreign operations in India and EMEA. The Company may be subject to examination by the India tax authorities for tax periods ending on or after March 31, 2014.

At December 31, 2022, the Company maintains its prior indefinite reinvestment assertion on undistributed earnings related to certain foreign subsidiaries. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $153.4 million of undistributed earnings from these foreign subsidiaries as those earnings continue to be permanently reinvested. However, the Company does not indefinitely reinvest earnings in Canada, China, India, Mexico and Philippines. The Company recorded $7.9 million and $7.1 million of foreign withholding taxes on the undistributed earnings of these jurisdictions at December 31, 2022 and 2021, respectively. The Company recorded $0.8 million deferred expense, $1.1 million of deferred expense and $0.3 million of deferred benefit in the consolidated statement of operations at December 31, 2022, 2021 and 2020, respectively. The foreign withholding taxes deferred expense recorded in the current year is attributable to the current year undistributed earnings.

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

Funded Status

The change in benefit obligations, the change in the fair value of the plan assets and the funded status of the Company’s pension plans (except for the German pension plan which is unfunded) and the amounts recognized in the Company’s consolidated financial statements are as follows:

	Year ended December,
	2022	2021
Change in Benefit Obligation:
Benefit obligation at beginning of period	$117,472	$122,011
Service cost	53	68
Interest cost	1,910	1,686
Actuarial gain	(44,778)	(2,296)
Plan amendments	149	(28)
Plan curtailment	—	98
Benefits paid	(1,915)	(2,497)
Foreign-exchange rate changes	(11,159)	(1,570)
Benefit obligation at end of year	$61,732	$117,472

Change in Plan Assets:
Fair value of plan assets at beginning of period	$89,972	$87,215
Actual return on plan assets	(36,679)	2,950
Employer contributions	2,866	3,189
Plan participants’ contributions	—	16
Benefits paid	(1,818)	(2,393)
Foreign-exchange rate changes	(8,647)	(1,005)
Fair value of plan assets at end of year	45,694	89,972
Funded status at end of year	$(16,038)	$(27,500)

Net amount recognized in the Consolidated Balance Sheets:
Pension liability, net (a)	$(16,917)	$(28,383)
Amounts recognized in accumulated other comprehensive loss, net of tax consist of:
Net actuarial loss	(3,583)	(10,946)
Net amount recognized in accumulated other comprehensive loss, net of tax	$(3,583)	$(10,946)

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate projected benefit obligation	$61,732	$117,472
Aggregate accumulated benefit obligation	$61,732	$117,472
Aggregate fair value of plan assets	$45,694	$89,972

(a)	Consolidated balance of $16.9 million as of December 31, 2022 includes pension liabilities of $13.7 million, $1.7 million, $1.2 million and $(0.6) million under U.K., Asterion, German and Norway pension plans, respectively, and minimum regulatory benefit for a Philippines legal entity of $0.8 million. Consolidated balance of $28.4 million as of December 31, 2021 includes pension liabilities of $23.0 million, $2.5 million, $2.1 million and less than $0.1 million under U.K., Asterion, German and Norway pension plans, respectively, and minimum regulatory benefit for a Philippines legal entity of $0.7 million.

Tax Effect on Accumulated Other Comprehensive Loss

As of December 31, 2022 and 2021, the Company recorded actuarial losses of $3.6 million and $10.9 million, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension and Postretirement Expense

The components of the net periodic benefit cost are as follows:

	Year ended December 31,
	2022	2021	2020
Service cost	$53	$68	$74
Interest cost	1,910	1,686	1,984
Expected return on plan assets	(2,856)	(2,410)	(2,530)
Amortization:
Amortization of prior service cost	273	224	150
Amortization of net loss	1,616	3,340	1,739
Settlement loss	—	—	552
Net periodic benefit cost	$996	$2,908	$1,969

Valuation

The Company uses the corridor approach and projected unit credit method in the valuation of its defined benefit plans for the UK, Germany, and Norway respectively. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over 9 years. Similarly, the Company used the Projected Unit Credit Method for the German Plan, and evaluated the assumptions used to derive the related benefit obligations consisting primarily of financial and demographic assumptions including commencement of employment, biometric decrement tables, retirement age, staff turnover. The projected unit credit method determines the present value of the Company’s defined benefit obligations and related service costs by taking into account each period of service as giving rise to an additional unit of benefit entitlement and measures each unit separately in building up the final obligation. Benefit is attributed to periods of service using the plan’s benefit formula, unless an employee’s service in later years will lead to a materially higher of benefit than in earlier years, in which case a straight-line basis is used.

The following tables set forth the principal actuarial assumptions used to determine benefit obligation and net periodic benefit costs:

	December 31,
	2022	2021	2022	2021	2022	2021	2022	2021

	UK		Germany		Norway		Asterion
Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.00%	1.80%	3.80%	1.00%	3.00%	1.90%	3.80%	1.13%
Rate of compensation increase	N/A	N/A	N/A	N/A	3.50%	2.75%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	1.80%	1.40%	3.80%	1.00%	3.00%	1.90%	3.80%	1.13%
Expected asset return	3.45%	2.72%	N/A %	N/A %	4.15%	3.10%	3.80%	1.13%
Rate of compensation increase	N/A	N/A	N/A	N/A	3.50%	2.75%	N/A	N/A

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

The Company assumed a weighted average expected long-term rate of return on plan assets for the overall scheme of 3.49%. The Company’s long-term expected rate of return on cash is determined by reference to UK government 10 year bond yields at the balance sheet dates. The long-term expected return on bonds is determined by reference to corporate bond yields at the balance sheet date. The long-term expected rate of return on equities and diversified growth funds is based on the rate of return on UK long dated government bonds with an allowance for out-performance. The long-term expected rate of return on the liability driven investments holdings is determined by reference to UK government 20 year bond yields at the balance sheet date.

The discount rate assumption was developed considering the current yield on an investment grade non-gilt index with an adjustment to the yield to match the average duration of the index with the average duration of the plan’s liabilities. The index utilized reflected the market’s yield requirements for these types of investments.

The inflation rate assumption was developed considering the difference in yields between a long-term government stocks index and a long-term index-linked stocks index. This difference was modified to consider the depression of the yield on index-linked stocks due to the shortage of supply and high demand, the premium for inflation above the expectation built into the yield on fixed-interest stocks and the government’s target rate for inflation (CPI) at 2.3%. The assumptions used are the best estimates chosen from a range of possible actuarial assumptions which, due to the time scale covered, may not necessarily be borne out in practice.

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

	December 31,
	2022	2021	2020
U.K. and other international equities	27.0%	32.8%	31.4%
U.K. government and corporate bonds	5.5	2.5	2.7
Diversified growth fund	18.5	25.7	21.0
Liability driven investments	44.3	34.6	40.6
Multi-asset credit fund	4.7	4.4	4.3
Total	100.0%	100.0%	100.0%

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2022 and 2021:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$932	$932	$—	$—
Equity funds:
U.K.	—	—	—	—
Other international	11,399	—	11,399	—
Fixed income securities:
Corporate bonds / U.K. Gilts	2,529	—	2,529	—
Other investments:
Diversified growth fund	8,417	—	8,417	—
Liability driven investments	20,258	—	20,258	—
Multi-asset credit fund	2,158	—	2,158	—
Total fair value	$45,693	$932	$44,761	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$149	$149	$—	$—
Equity funds:
U.K.	17,423	—	17,423	—
Other international	11,909	—	11,909	—
Fixed income securities:
Corporate bonds / U.K. Gilts	2,292	—	2,292	—
Other investments:
Diversified growth fund	23,122	—	23,122	—
Liability driven investments	31,158	—	31,158	—
Multi-asset credit fund	3,919	—	3,919	—
Total fair value	$89,972	$149	$89,823	$—

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

Employer Contributions

The Company’s funding is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $2.9 million and $3.2 million to its pension plans during the years ended December 31, 2022 and 2021, respectively. The Company has fully funded the pension plans for 2022 based on current plan provisions. The Company expects to contribute $2.7 million to the pension plans during 2023, based on current plan provisions.

Estimated Future Benefit Payments

The estimated future pension benefit payments expected to be paid to plan participants are as follows:

Estimated
Benefit
Payments
Year ended December 31,
2023	$1,872
2024	2,067
2025	2,656
2026	2,674
2027	2,978
2028 – 2032	13,615
Total	$25,862

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

Appraisal Action

On March 26, 2020, the Delaware Court of Chancery entered a judgment against the Company’s subsidiary SourceHOV Holdings, Inc. (“SourceHOV”) in the amount of $57.7 million inclusive of costs and interest arising out of the petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS (the “Appraisal Action”). The Appraisal Action arose out of a preliminary transaction in connection with the acquisition of SourceHOV and Novitex Holdings, Inc., by Quinpario in July 2017 (“Novitex Business Combination”), and the petitioners sought, among other things, a determination of the fair value of their SourceHOV shares at the time of the Novitex Business Combination; an order that SourceHOV pay that value to the petitioners, together with interest at the statutory rate; and an award of costs, attorneys’ fees, and other expenses. On December 31, 2021, the Company agreed to settle the Appraisal Action along with a separate case brought by the same plaintiffs for $63.4 million. Accordingly as of December 31, 2021, the Company accrued a liability of $63.4 million for these matters, all of which had been paid as of December 31, 2022, and accordingly the Company has no further liability for the Appraisal Action.

Adverse Arbitration Order

In April 2020, one of the Company’s Nordic subsidiaries commenced an arbitration in Finland against a customer alleging breach of contract and other damages in connection with an outsourcing services agreement and transition services agreement executed in 2017. In September 2020, the customer submitted counterclaims against the Company in an aggregate amount in excess of €10.0 million. Following an expedited arbitration, in late November 2020, the arbitrator awarded the customer approximately $13.0 million in the aggregate for the counterclaimed damages and costs. The Company filed an application to annul the award in late January 2021 with the relevant court asserting, among other bases, that the arbitrator violated due process and procedural rules by disallowing the Company’s witness and expert testimony and maintaining the expedited format following the assertion of significant counterclaims which would ordinarily have required the application of normal rather than expedited rules. On May 28, 2021, the parties entered into a settlement agreement resolving this dispute for a total of $8.8 million including the reimbursement of certain third party charges. As of December 31, 2022 and 2021, there was a net outstanding balance of $1.6 million and $3.3 million, respectively for this matter included in Accrued liabilities on our consolidated balance sheets.

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

15. Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of other debt approximated their fair value as of December 31, 2022 and 2021, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan, secured 2023 notes and secured 2026 notes at approximately 64.0%, 65.0% and 15.5% respectively, of the respective principal balance outstanding as of December 31, 2022. The fair values of secured borrowings under the Company’s securitization facility and BRCC facility are equal to the respective carrying values. Other debt represents the Company’s outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt and current portion of long-term debts using Level 2 inputs including the recent issue of the debt, the Company’s credit rating, and the current risk-free rate.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2022 and December 31, 2021:

	Carrying	Fair	Fair Value Measurements
As of December 31, 2022	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$942,035	$184,968	$—	$184,968	$—
Current portion of long-term debts	154,802	121,893	—	121,893	—
Nonrecurring assets and liabilities:
Goodwill	186,802	186,802	—	—	186,802

	Carrying	Fair	Fair Value Measurements
As of December 31, 2021	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,012,452	$803,668	$—	$803,668	$—
Nonrecurring assets and liabilities:
Goodwill	358,323	358,323	—	—	358,323

16. Stock-Based Compensation

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

A summary of restricted stock unit activities under the 2018 Plan for the year ended December 31, 2022 is summarized in the following table:

			Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Units	Date Fair Value	(Years)	Intrinsic Value
Outstanding Balance as of December 31, 2021	68,450	$34.95	0.11	$2,393
Granted	—	—
Forfeited	—	—
Vested	(66,935)	35.00
Outstanding Balance as of December 31, 2022	1,515	$33.00	0.41	$50

Certain RSUs that vested during the year ended December 31, 2022 were net-share settled such that the Company withheld shares with value equivalent to the employee’s minimum statutory obligation for applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were 8,998 shares and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. Total payment for the employee’s tax obligations to taxing authorities was $0.1 million and is reflected as a financing activity within the consolidated statements of cash flows.

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

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period	Aggregate
	Outstanding	Date Fair Value	Exercise Price	(Years)	Intrinsic Value (2)
Outstanding Balance as of December 31, 2021	72,265	$112.60	$235.69	0.69	$—
Granted	—	—
Exercised	—	—
Forfeited	(1,881)	106.16
Expired	—	—
Outstanding Balance as of December 31, 2022 (1)	70,384	$112.77	$235.59	0.20	$—

(1) 52,158 of the outstanding options are exercisable as of December 31, 2022.

(2) Exercise prices of all of the outstanding options as of December 31, 2022 were higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value was zero.

As of December 31, 2022, there was approximately $0.2 million of total unrecognized compensation expense related to non-vested restricted stock unit awards and stock option awards under the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within Selling, general, and administrative expenses. The Company incurred total compensation expense of $1.0 million, $2.7 million, and $2.8 million related to restricted stock unit awards and stock option awards under the 2018 Plan awards for the years ended December 31, 2022, 2021, and 2020, respectively. The Company reversed compensation expense of $0.6 million on account of agreed cancellation of Common Stock issued for Director’s vested restricted stock units during the year ended December 31, 2022.

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

The following table summarizes the activity for the market performance restricted stock units for the year ended December 31, 2022:

Weighted Average
		Weighted	Period Over
	Number	Average	Which Expected
	of Units	Fair Value	to be Recognized
Outstanding Balance as of December 31, 2021	425,000	$9.10	2.98
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding Balance as of December 31, 2022	425,000	$9.10	2.98

As of December 31, 2022, there was approximately $1.8 million of total unrecognized compensation expense related to non-vested performance unit awards, which will be recognized over the remaining requisite service period. We recognized $0.9 million and $1.2 million compensation expense associated with the performance unit award for the years ended December 31, 2022 and 2021, respectively.

17. Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of our Common Stock and Tandem Preferred Stock (that provides a vote to holders of our Series B Preferred Stock, as described below) possess all voting power for the election of our Board of Directors (the “Board”) and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the Board in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. As of December 31, 2022 and December 31, 2021, there were 278,655,235 and 13,259,748 shares of Common Stock outstanding, respectively.

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

Common Stock At-The-Market Sales Program

On May 27, 2021, the Company entered into an At Market Issuance Sales Agreement (“First ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”), as distribution agents, under which the Company may offer and sell shares of the Company’s Common Stock from time to time through the Distribution Agents, acting as sales agent or principal. On September 30, 2021, the Company entered into a second At Market Issuance Sales Agreement with B. Riley, BNP Paribas Securities Corp., Cantor, Mizuho Securities USA LLC and Needham & Company, LLC, as distribution agents (together with the First ATM Agreement, the “ATM Agreement”).

Sales of the shares of Common Stock under the ATM Agreement, have been in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the Nasdaq or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the ATM Agreement have been offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-255707), filed with the SEC on May 3, 2021, and declared effective on May 12, 2021 and the Company’s Registration Statement on Form S-3 (File No. 333-263909), filed with the SEC on March 28, 2022, and declared effective on May 10, 2022, and the prospectuses and related prospectus supplements included therein for sales of shares of Common Stock as follows:

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100.0 million (“Common ATM Program–1”)	May 28, 2021 through July 1, 2021	2,471,185	$40.164	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150.0 million (“Common ATM Program–2”)	June 30, 2021 through September 2, 2021	2,879,023	$52.069	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through March 31, 2022	16,743,797	$14.931	$250.0 million	$241.0 million
Prospectus supplement dated May 23, 2022 with an aggregate offering price of up to $250.0 million (“Common ATM Program–4”)	May 24, 2022 through December 31, 2022	256,887,619	$0.612	$157.1 million	$152.3 million

Due to the late filing of this Annual Report the Company expects to lose eligibility to use Form S-3 for twelve full calendar months following the date this Annual Report was due.

Share Buyback Program

On August 10, 2022, the Company’s Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company was permitted to repurchase up to 10,000,000 shares of Common Stock over the next two-year period. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares of Common Stock. During the year ended December 31, 2022, we repurchased and concurrently retired 357,461 shares of Common Stock at an average share price of $1.348 per share pursuant to the 2022 Share Buyback Program.

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

Series A Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board. The Company has designated 2,800,000 shares of its authorized preferred stock as Series A Preferred Stock. At December 31, 2022 and December 31, 2021, the Company had 2,778,111 shares of Series A Preferred Stock outstanding. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of December 31, 2022, after taking into account the effect of the Reverse Stock Split, each outstanding share of Series A Preferred Stock was convertible into 0.0263 shares of Common Stock using this conversion formula. Accordingly, as of December 31, 2022, 73,058 shares of Common Stock were issuable upon conversion of the remaining 2,778,111 shares of Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series A Liquidation Preference”) per share of Series A Preferred Stock, paid or accrued quarterly in arrears on the 15th day of each March, June, September and December. From the issue date through December 31, 2022, the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Series A Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series A Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series A Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The dividend accumulation for the years ended December 31, 2022 and 2021 was $3.6 million and $1.6 million, respectively as reflected on the Consolidated Statement of Operations. As of December 31, 2022, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 was $15.9 million. The per share average of cumulative preferred dividends is $5.7.

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

Series B Preferred Stock and Tandem Preferred Stock

In two separate exchange offers made on February 24, 2022 (the “First Share Exchange Offer”) and May 2, 2022 (the “Second Share Exchange Offer”), the Company offered its common stockholders the opportunity to exchange shares of Common Stock for its Series B Preferred Stock, par value $0.0001 per share, with each 20 shares of Common Stock being exchangeable for one share of Series B Preferred Stock having a liquidation preference of $25.00 per share (without giving effect to the Reverse Stock Split). On March 11, 2022, the Company designated 5,000,000 shares of its authorized and unissued preferred stock as Series B Preferred Stock and filed a Certificate of Designation of Series B Preferred Stock of Exela Technologies Inc., or the Series B Certificate of Designation. The First Share Exchange Offer expired on March 10, 2022, and 18,006,560 shares of Common Stock were validly tendered for exchange (without giving effect to the Reverse Stock Split). On March 11, 2022, the Company issued a total of 900,328 shares of Series B Preferred Stock in exchange of all such tendered and accepted shares of Common Stock. The Second Share Exchange Offer expired on May 17, 2022, and 42,591,440 shares of Common Stock were validly tendered for exchange (without giving effect to the Reverse Stock Split). On May 18, 2022, the Company issued a total of 2,129,572 shares of Series B Preferred Stock in exchange of all such tendered and accepted shares of Common Stock. The tendered and accepted shares of Common Stock were cancelled. The Series B Preferred Stock are listed on the Nasdaq under the symbol “XELAP”.

At December 31, 2022, the Company had 3,029,900 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of liquidation preference per share as adjusted for accrued but unpaid dividends, as described below. As of December 31, 2022, after taking into account the effect of the Reverse Stock Split and payment of the accrued dividend, each outstanding share of Series B Preferred Stock was convertible into 1.0150 share of Common Stock using this conversion formula. Accordingly, as of December 31, 2022, 3,075,349 shares of Common Stock were issuable upon conversion of 3,029,900 shares of outstanding Series B Preferred Stock.

Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 6% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series B Liquidation Preference”) per share of Series B Preferred Stock, paid or accrued quarterly in arrears on the last day of each of March, June, September and December. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series B Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series B Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series B Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The dividend accumulation for the year ended December 31, 2022 was $3.6 million as reflected on the Consolidated Statement of Operations. The per share average of cumulative preferred dividends is $1.21. During the year ended December 31, 2022, the Company paid accumulated dividend of $2.5 million. As of December 31, 2022, there was $1.1 million of accumulated but unpaid dividend balance on the Series B Preferred Stock.

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

On May 17, 2022, the Company issued one share of tandem preferred stock, par value $0.0001 per share (the “Tandem Preferred Stock”), as a dividend on its existing shares of outstanding Series B Preferred Stock. Any issuance of Series B Preferred Stock after this date shall be automatically accompanied by an equal number of shares of Tandem Preferred Stock. Tandem Preferred Stock are embedded in the Series B Preferred Stock and they provide voting rights to the existing shares of Series B Preferred Stock. Each share of Series B Preferred Stock disclosed in the consolidated balance sheet, the consolidated statements of stockholders’ deficit and the notes to the consolidated financial statements embeds one share of Tandem Preferred Stock.

On all matters submitted to a vote of the stockholders of the Company, the holders of the Series B Preferred Stock through their holdings of Tandem Preferred Stock will be entitled to vote with the holders of the Common Stock as a single class. Each share of Tandem Preferred Stock entitles the holder to one vote per share, subject to adjustment for issuance of any shares of Common Stock pursuant to any dividend or distribution on shares of Common Stock, share split or share combination or other transactions as specified in the Certificate of Designation of Tandem Preferred Stock.

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

Treasury Stock

As of December 31, 2022, the Company has 46,452 shares repurchased and held as treasury stock under a prior expired share buyback program authorized on November 8, 2017. During the first quarter of 2020, 76,179 shares of Common Stock were returned to the Company in connection with the Appraisal Action. These shares are also included in treasury stock. The Company records treasury stock using the cost method.

Warrants

At December 31, 2022, there were warrants outstanding to purchase 486,591 shares of our Common Stock, consisting of 9,731,819 warrants to purchase one-twentieth of one share from the private placement that was completed in March 2021.

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

Each private placement warrant entitles the holder to purchase one-twentieth of one share of Common Stock, at an exercise price of $80.00 per share and will expire on September 19, 2026. The private placement warrants are not traded as of December 31, 2022 and are not subject to redemption by the Company.

18. Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, and together with certain of their affiliated entities managed by HandsOn Global Management LLC, including such entity, “HGM”) of less than $0.1 million, less than $0.1 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Certain members of our Board, including our Executive Chairman, Par Chadha, Sharon Chadha, Ron Cogburn, and James Reynolds are, have been, or may be deemed to be affiliated with HGM.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC, a portfolio company of HGM, and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sales is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described in the master agreements. The Company incurred fees relating to these agreements of $6.9 million, $5.7 million, and $1.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was $0.2 million, $0.2 million, and $0.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $1.5 million, $1.3 million, and $1.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. These expenses are included in cost of revenue in the consolidated statements of operations.

Certain premium payments, secondary offering fees and legal expenses were reimbursed to Ex-Sigma 2, LLC, our principal stockholder at the Closing of the Novitex Business Combination (“Ex-Sigma 2”), pursuant to the terms of the Consent, Waiver and Amendment dated June 15, 2017, by and among the Company, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., SourceHOV, Novitex, Novitex Parent, L.P., Ex Sigma LLC, HOVS LLC and HandsOn Fund 4 I, LLC, amending the Novitex Business Combination agreement (the “Consent, Waiver and Amendment”). These expenses are included in related party expense in the consolidated statements of operations. The Company recorded related party expenses of $0.3 million for the year ended December 31, 2020 for reimbursable legal expenses of Ex-Sigma 2.

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

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was approximately less than $0.1 million, $0.2 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

On November 18, 2014, one of the Company’s subsidiaries entered into a master services agreement with an indirect wholly owned subsidiary of Apollo. Pursuant to this master services agreement, the Company provided printer supplies and maintenance services, including toner maintenance, training, quarterly business review and printer procurement. The Company recognized revenue of $0.1 million under this agreement for the year ended December 31, 2020 in its consolidated statements of operations.

In April 2016, one of the Company’s subsidiaries entered into a master services agreement with Presidio Networked Solutions Group, LLC ("Presidio Group"), a wholly owned subsidiary of Presidio, Inc., a portion of which is owned by affiliates of Apollo. Pursuant to this master services agreement, Presidio Group provided the Company with employees, subcontractors, and/or goods and services. For the year ended December 31, 2020, there were related party expenses of $0.2 million for this service.

On January 18, 2017, one of the Company’s subsidiaries entered into a master purchase and professional services agreement with Caesars Enterprise Services, LLC (‘‘Caesars’’). Caesars is controlled by investment funds affiliated with Apollo. Pursuant to this master purchase and professional services agreement, the Company provided managed print services to Caesars, including general equipment operation, supply management, support services and technical support. The Company recognized revenue of $0.9 million for year ended December 31, 2020.

On May 5, 2017, one of the Company’s subsidiaries entered into a master services agreement with ADT LLC. ADT LLC is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provided ADT LLC with mailroom and onsite mail delivery services at an ADT LLC office location and managed print services, including supply management, equipment maintenance and technical support services. The Company recognized revenue of $0.3 million in our consolidated statements of operations from ADT LLC under this master services agreement for the year ended December 31, 2020.

On July 20, 2017, one of the Company’s subsidiaries entered into a master services agreement with Diamond Resorts Centralized Services Company. Diamond Resorts Centralized Services Company is controlled by investment funds affiliated with Apollo. Pursuant to this master services agreement, the Company provided commercial print and promotional product procurement services to Diamond Resorts Centralized Services Company, including sourcing, inventory management and fulfillment services. The Company recognized revenue of $0.9 million for the year ended December 31, 2020 and cost of revenue of less than $0.1 million for the year ended December 31, 2020 from Diamond Resorts Centralized Services Company under this master services agreement.

Payable and Receivable/Prepayment Balances with Affiliates

Payable and receivable/prepayment balances with affiliates as of December 31, 2022 and December 31, 2021 are as follows below:

	December 31, 2022		December 31, 2021
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$412	$—	$708	$—
Rule 14	—	2,473	—	1,483
HGM	347	—	7	—
Oakana	—	—	—	1
	$759	$2,473	$715	$1,484

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

	Year ended December 31, 2022
	ITPS	HS	LLPS	Total
Revenue	$765,134	$239,270	$72,753	$1,077,157
Cost of revenue (exclusive of depreciation and amortization)	633,673	190,835	52,966	877,474
Segment profit	131,461	48,435	19,787	199,683
Selling, general and administrative expenses (exclusive of depreciation and amortization)				176,524
Depreciation and amortization				71,831
Impairment of goodwill and other intangible assets				171,182
Related party expense				8,923
Interest expense, net				164,870
Debt modification and extinguishment costs (gain), net				4,522
Sundry income, net				(957)
Other expense, net				14,170
Net loss before income taxes				$(411,382)

	Year ended December 31, 2021
	ITPS	HS	LLPS	Total
Revenue	$874,126	$217,839	$74,641	$1,166,606
Cost of revenue (exclusive of depreciation and amortization)	672,191	163,445	53,459	889,095
Segment profit	201,935	54,394	21,182	277,511
Selling, general and administrative expenses (exclusive of depreciation and amortization)				169,781
Depreciation and amortization				77,150
Impairment of goodwill and other intangible assets				—
Related party expense				9,191
Interest expense, net				168,048
Debt modification and extinguishment costs (gain), net				(16,689)
Sundry income, net				363
Other expense, net				401
Net loss before income taxes				$(130,734)

	Year ended December 31, 2020
	ITPS	HS	LLPS	Total
Revenue	$1,005,043	$219,047	$68,472	$1,292,562
Cost of revenue (exclusive of depreciation and amortization)	815,013	159,917	48,614	1,023,544
Segment profit	190,030	59,130	19,858	269,018
Selling, general and administrative expenses (exclusive of depreciation and amortization)				186,104
Depreciation and amortization				93,953
Impairment of goodwill and other intangible assets				—
Related party expense				5,381
Interest expense, net				173,878
Debt modification and extinguishment costs (gain), net				9,589
Sundry expense, net				(153)
Other expense, net				(34,788)
Net loss before income taxes				$(164,946)

The following table presents revenues by principal geographic area where the Company’s customers are located for the years ended December 31, 2022, 2021, and 2020.

	Years ended December 31,
	2022	2021	2020
United States	$878,644	$941,985	$1,057,006
EMEA	180,502	205,772	213,418
Other	18,011	18,849	22,138
Total Consolidated Revenue	$1,077,157	$1,166,606	$1,292,562

20. Selected Quarterly Financial Results (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2022 and 2021 (dollars in thousands, except per share data):

	Q1 2022	Q2 2022	Q3 2022	Q4 2022
Revenue:
ITPS	$205,007	$190,005	$185,309	$184,813
HS	56,596	56,390	60,955	65,329
LLPS	17,795	20,375	17,774	16,809
Total Revenue	279,398	266,770	264,038	266,951

Cost of revenue:
ITPS	163,586	156,704	157,269	156,114
HS	46,731	45,719	48,316	50,069
LLPS	13,187	14,854	12,257	12,668
Cost of revenue (exclusive of depreciation and amortization)	223,504	217,277	217,842	218,851

Selling, general and administrative expenses (exclusive of depreciation and amortization)	43,040	50,195	44,369	38,920
Depreciation and amortization	18,212	17,993	17,737	17,889
Impairment of goodwill and other intangible assets	—	—	29,565	141,617
Related party expense	1,987	2,186	2,016	2,734
Operating income (loss)	(7,345)	(20,881)	(47,491)	(153,060)

Other expense (income), net:
Interest expense, net	39,760	42,271	40,897	41,942
Debt modification and extinguishment costs (gain)	884	8,117	(4,696)	217
Sundry expense (income), net	307	(741)	781	(1,304)
Other expense (income), net	6,159	7,375	(1,115)	1,751
Net loss before income taxes	(54,455)	(77,903)	(83,358)	(195,666)

Income tax (expense) benefit	(2,501)	(1,296)	(1,924)	1,522
Net loss	(56,956)	(79,199)	(85,282)	(194,144)
Cumulative dividends for Series A Preferred Stock	(864)	(876)	(908)	(940)
Cumulative dividends for Series B Preferred Stock	(75)	(1,317)	(1,136)	(1,137)
Net loss attributable to common stockholders	$(57,895)	$(81,392)	$(87,326)	$(196,221)
Weighted average outstanding common shares (Refer to Net Loss per Share discussion in Note 2)	17,186,649	25,288,449	63,145,001	139,393,466
Earnings per share:
Basic and diluted	$(3.37)	$(3.22)	$(1.38)	$(1.41)

	Q1 2021	Q2 2021	Q3 2021	Q4 2021
Revenue:
ITPS	$231,875	$217,260	$208,304	$216,687
HS	51,093	56,204	53,995	56,547
LLPS	17,088	19,545	16,930	21,078
Total Revenue	300,056	293,009	279,229	294,312

Cost of revenue:
ITPS	185,502	156,669	157,721	172,299
HS	35,818	38,973	41,945	46,709
LLPS	11,267	13,438	12,065	16,689
Cost of revenue (exclusive of depreciation and amortization)	232,587	209,080	211,731	235,697

Selling, general and administrative expenses (exclusive of depreciation and amortization)	41,885	36,390	43,244	48,262
Depreciation and amortization	19,599	19,420	19,094	19,037
Related party expense	1,707	2,748	2,744	1,992
Operating income (loss)	4,278	25,371	2,416	(10,676)

Other expense (income), net:
Interest expense, net	43,131	42,867	41,757	40,293
Debt modification and extinguishment costs (gain)	—	—	(28,070)	11,381
Sundry expense (income), net	213	(787)	136	801
Other expense, net	152	651	366	(768)
Net loss before income taxes	(39,218)	(17,360)	(11,773)	(62,383)
Income tax (expense) benefit	18	(2,007)	(1,441)	(8,226)
Net loss	(39,200)	(19,367)	(13,214)	(70,609)
Cumulative dividends for Series A Preferred Stock	896	(798)	(822)	(852)
Net loss attributable to common stockholders	$(38,304)	$(20,165)	$(14,036)	$(71,461)
Weighted average outstanding common shares (Refer to Net Loss per Share discussion in Note 2)	2,532,324	3,073,701	7,532,751	10,357,524
Earnings per share:			—
Basic and diluted	$(15.13)	$(6.56)	$(1.86)	$(6.90)

21. Subsequent Events

Common Stock At-The-Market Sales Program

During January 1, 2023 through March 31, 2023, we issued an aggregate of 995,548,819 shares of Common Stock under the Common ATM Program–4 at a weighted average price of $0.070 per share, generating gross proceeds of $69.3 million and net proceeds of $67.0 million, after offering expenses.

Repurchase of 2023 Notes

In February 2023, the Company repurchased $13.4 million principal amount of 2023 Notes.

Receivables Purchase Agreement

Effective February 15, 2023, certain of the Company’s subsidiaries entered into a Receivables Purchase Agreement pursuant to which they agreed to sell certain existing receivables and all of their future receivables to BR EXAR, LLC, an affiliate of B. Riley Commercial Capital, LLC until such time as BR EXAR, LLC shall have collected

$13.5 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. The Company received $10.0 million dollars in purchase price for this arrangement.

New Note, Amendments to PNC Accounts Receivables Purchase and Sale Documents, Amended BRCC Facility

On February 27, 2023, a subsidiary of the Company, Exela Receivables 3 Holdco, LLC and its subsidiary Exela Receivables 3, LLC (“ER3”) and B. Riley Commercial Capital, LLC entered into a new Secured Promissory Note pursuant to which the lender agreed to lend up to $35.0 million, secured by a second lien pledge of ER3. The Company borrowed $31.5 million at closing. This new securitization facility matures in June 2025 and bears interest at a per annum rate of one-month Term SOFR plus 7.5%. Both subsidiaries are party to the existing accounts receivables purchase and sale agreement with PNC Bank, thus the transactions necessitated amendments to that agreement and related documents to permit the addition of subordinated debt and additional borrowing capacity into that transaction structure, in addition to providing for a $5.0 million fee to PNC for facilitating the transaction.

In connection with the above-described facility, we also amended the BRCC Term Loan and BRCC Revolver to provide for $9.6 million of borrowing capacity, which was drawn as described below.

Repayments on BRCC Facility

During January 1, 2023 through April 3, 2023, the Company repaid $32.8 million of outstanding principal amount under the BRCC Term Loan and borrowed $9.6 million of principal amount under BRCC Revolver. Accordingly, the BRCC Term Loan balance is $15.7 million and the amount outstanding under the BRCC Revolver is $29.6 million, as of April 3, 2023.

Subscription, Voting and Redemption Agreement, Nasdaq Listing, Special Meeting

On March 7, 2023, the Company entered into the Voting Agreement with GP-HGM LLC (“GP-HGM”), an entity controlled by our Executive Chairman, pursuant to which GP-HGM purchased 1,000,000 shares of a new class of preferred stock designated as “Special Voting Stock” for an aggregate purchase price of $100 and agreed to vote all of the shares of Special Voting Stock at a special meeting of stockholders, scheduled for May 4, 2023 (the “Special Meeting"), in proportion to the votes cast at the Special Meeting. Each share of Special Voting Stock is entitled to 75,000 votes per share. The Company has further agreed to redeem the shares of Special Voting Stock for an aggregate price of $100 on the first business day following the date on which the voting on the 2023 Reverse Stock Split Proposal has concluded.

At the Special Meeting, stockholders will be asked to approve the adoption of an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s outstanding Common Stock at a ratio in the range of 1-for-100 to 1-for-200, to be determined at the discretion of the Company’s board of directors and publicly disclosed prior to the effectiveness of such reverse stock split (the “2023 Reverse Stock Split Proposal”), whereby each outstanding 100 to 200 shares would be reclassified and combined into 1 share of Common Stock, with the primary intent of increasing the price of the Common Stock in order to meet The Nasdaq Capital Market $1 minimum bid price listing requirement, without which the Company’s equity securities may be delisted from Nasdaq. On March 14, 2023, the Company received a decision from the Nasdaq Hearing Panel granting the Company an exception until May 19, 2023, to demonstrate compliance with the minimum bid price requirement.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer (“PEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, as discussed below, our PEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our PEO and CFO, has concluded that our consolidated balance sheets as of and for the years ended December 31, 2022 and 2021(as restated) and the consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2022, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with U.S. GAAP.

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

Management, with participation of the PEO and CFO, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework (2013)

(the “COSO 2013 Framework”). Based on its assessment, our management, including our PEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2022 due to material weaknesses in our internal control over financial reporting described below.

The Company did not design, implement and operate effective process-level control activities related to order-to-cash (including revenue, customer deposits, accounts receivable and deferred revenue), procure-to-pay (including operating expenses, accounts payable, and accrued liabilities), goodwill and intangible assets, treasury (including current and long-term debt, cash and cash equivalents, and restricted cash), and financial reporting (including review of the recording of manual journal entries, preparation of the consolidated financial statements, going concern assessment, and subsequent event disclosures).

Also, the Company did not operate effective logical access general information technology controls (GITCs) related to certain systems and applications used for financial reporting. Additionally, the Company had ineffective program development controls related to upgrades in the enterprise resource planning application at a specific subsidiary.  The deficiencies related to the order-to-cash process also resulted from ineffective GITCs due to an incomplete understanding of the risks associated with relevant information technology.

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

Because there is a reasonable possibility that material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2022.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. KPMG LLP’s report appears on page 71 – 72 of this Annual Report on Form 10-K.

Remediation Plan

We have identified and continue to implement several steps, as further described below, to remediate the material weaknesses described in this Item 9A and to enhance our overall control environment, control activities, and information and communication. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively.

●	Further develop the detailed remediation plan, with appropriate executive sponsorship and with the assistance of third-party specialists, to specifically address the material weaknesses related to the control environment and information and communication.
●	Establish adequate structures, reporting lines and appropriate authorities and responsibilities.
●	Continue to hire, train, and retain individuals with appropriate skills and experience, assign responsibilities and hold individuals accountable for their roles related to internal control over financial reporting.
●	For the order-to-cash, procure to pay, goodwill and intangible assets, treasury, and financial reporting, enhance the design of existing control activities and implement additional process-level control activities, including related GITCs related to the order-to-cash process, and ensure they are operating effectively.
●	Enhance the design of existing control activities and implement additional process-level control activities and ensure they are operating effectively.
●	Design and implement additional information and communications controls to ensure the ability to obtain and the use of relevant and quality information to allow the effective operation of control activities, including internal communication.
●	Design and implement additional monitoring controls to assess the consistent operation of controls and to remediate deficiencies.
●	Further refine the IT processes for managing logical access and program development to ensure that related controls are operating effectively.

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

Changes in Internal Controls over Financial Reporting

Except for the material weaknesses identified above, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our executive officers is contained in the section titled “Executive Officers” in Part I of this Annual Report.

The other information required by this Item will be included in our Proxy Statement for the 2022 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Continuing Members of the Board of Directors,” “Additional Information Concerning the Board of Directors of the Company,” Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022 and is incorporated by reference in this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2022 Annual General Meeting of Shareholders under the captions “Executive Compensation” and “Director Remuneration,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022 and is incorporated by reference in this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2022 Annual General Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022 and is incorporated by reference in this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2022 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022 and is incorporated by reference in this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2022 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2022 and is incorporated by reference in this Annual Report.

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

3.1	Restated Certificate of Incorporation, dated July 12, 2017 (4)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective January 25, 2021 (12)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective July 25, 2022. (25)
3.4	Third Amended and Restated Bylaws. (22)
3.5	Amendment to Bylaws of Exela Technologies, Inc. (24)
3.6	Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock (4)
3.7	Certificate of Decrease of Series A Perpetual Convertible Preferred Stock. (22)
3.8	Certificate of Designations, Preferences, Rights and Limitations of Series B Cumulative Convertible Perpetual Preferred Stock, dated March 10, 2022. (20)
3.9	Certificate of Increase of Authorized Number of Shares of Series B Cumulative Convertible Perpetual Preferred Stock of Exela Technologies, Inc., effective July 25, 2022. (25)
3.10	Certificate of Decrease of Series B Perpetual Convertible Preferred Stock. (27)
3.11	Certificate of Designations, Preferences, Rights and Limitations of Tandem Preferred Stock. (22)
3.12	Certificate of Increase of Authorized Number of Shares of Tandem Preferred Stock of Exela Technologies, Inc., effective July 25, 2022. (25)
3.13	Certificate of Decrease of Tandem Preferred Stock. (27)
3.14	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock. (22)

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
3.15	Certificate of Elimination of Special Voting Preferred Stock of Exela Technologies, Inc., effective July 25, 2022. (25)
3.16	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock. (27)
4.1	Specimen Common Stock Certificate (1)
4.2	Specimen Warrant Certificate (1)
4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
4.4	Form of Common Stock Purchase Warrant (13)
4.5

Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee (4)

4.6

First Supplemental Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee (4)

4.7

Second Supplemental Indenture, dated May 20, 2020, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, Merco Holdings, LLC as Subsidiary Guarantor and Wilmington Trust, National Association, as Trustee. (10)

4.8	Third Supplemental Indenture, dated as of December 1, 2021, by and among Exela Intermediate LLC, Exela Finance Inc. and Wilmington Trust, National Association, as trustee (17)
4.9

Indenture, dated December 9, 2021, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and U.S.Bank, National Association, as Trustee. (19)

4.10	Supplemental Indenture, dated December 20, 2021, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, and U.S. Bank, National Association, as Trustee. (19)
4.11	Second Supplemental Indenture, dated February 24, 2022, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, and U.S. Bank, National Association, as Trustee. (19)
4.12

At Market Issuance Sales Agreement, dated September 30, 2021, by and among Exela Technologies, Inc. and B. Riley Securities, Inc., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Mizuho Securities USA LLC and Needham & Company, LLC (16)

4.13	Description of Securities (1)
10.1	Modification Agreement, dated as of June 15, 2017 (3)
10.2	Amended & Restated Registration Rights Agreement, dated July 12, 2017, by and among the Company and the Holders (4)
10.3	Securities Purchase Agreement (13)
10.4	Registration Rights Agreement (13)
10.5

First Lien Credit Agreement, dated July 12, 2017, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, the Lenders Party Thereto, Royal Bank of Canada, RBC Capital Markets, Credit Suisse Securities (USA) LLC, Natixis, New York Branch and KKR Capital Markets LLC (4)

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
10.6

First Amendment to First Lien Credit Agreement, dated July 13, 2018, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, the Lenders Party Thereto, Royal Bank of Canada, RBC Capital Markets, Credit Suisse Securities (USA) LLC, Natixis, New York Branch and KKR Capital Markets LLC (5)

10.7

Second Amendment to First Lien Credit Agreement, dated as of April, 16, 2019, by and among Exela Intermediate Holdings LLC, Exela Intermediate, LLC, each Subsidiary Loan Party listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto. (6)

10.8	Transition Agreement, dated as of May 15, 2020, by and between Exela Technologies, Inc. and James G. Reynolds. (10)
10.9	Transition Agreement, dated as of March 31, 2022, by and between Exela Technologies, Inc. and Ronald C. Cogburn. (21)
10.10

Third Amendment to First Lien Credit Agreement and First Amendment to Collateral Agency and Security Agreement (First Lien), dated as of May 15, 2020, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, each Subsidiary Loan Party thereto, the Lenders party thereto and Wilmington Savings Fund Society, FSB (9)

10.11	Fourth Amendment to First Lien Credit Agreement, dated as of December 9, 2021. (19)
10.12	Revolving Loan Exchange and Prepayment Agreement, dated March 7, 2022, by and among Exela Intermediate Holdings, LLC, Exela Intermediate LLC, and the revolving lenders party thereto. (19)
10.13

Loan and Security Agreement, dated as of December 10, 2020, by and among the Borrower, the Company, as initial servicer, Alter Domus (US) LLC, as administrative agent and the lenders from time to time party thereto. (12)

10.14

First Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among Parent SPE, and certain other indirect, wholly-owned subsidiaries of the Company listed therein, and the Company, as initial servicer. (11)

10.15

Amended and Restated First Tier Receivable Purchase and Sale Agreement, dated as of June 17, 2022, by and among Parent SPE, and certain other indirect, wholly-owned subsidiaries of the Company listed therein, and the Company, as initial servicer. (23)

10.16

Second Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among, the Borrower, the Parent SPE and the Company, as initial servicer, pursuant to which the Parent SPE has sold or contributed and will sell or contribute to the Borrower certain receivables and related assets in consideration for a combination of cash and equity in the Borrower SPE (11)

10.17

Amended and Restated Second Tier Receivables Purchase and Sale Agreement, dated as of June 17, 2022, by and among, the Seller, the Parent SPE and the Company, as initial servicer, pursuant to which Parent SPE has sold or contributed and will sell or contribute to the Seller certain receivables and related assets in consideration for a combination of cash and equity in the Seller. (23)

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
10.18

Amended and Restated Receivables Purchase Agreement, dated as of June 17, 2022, by and among the Seller, the Purchasers, PNC Bank, National Association, as administrative agent and the Company, as initial servicer.(23)

10.19

Amended and Restated Sub-Servicing Agreement, dated as of June 17, 2022, by and among the Company as initial servicer, and BancTec, Inc., Economic Research Services, Inc., Exela Enterprise Solutions, Inc., SourceHOV Healthcare, Inc., United Information Services, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, J&B Software, Inc., Novitex Government Solutions, LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Integrated Solutions LLC, SourceCorp BPS Inc., Sourcecorp Management, Inc., as sub-servicers. (23)

10.20	Amended and Restated Pledge and Guaranty, dated as of the June 17, 2022, between the Parent SPE and PNC Bank, National Association, the administrative agent. (23)
10.21	Performance Guaranty, dated as of December 17, 2020, between the Company, as performance guarantor, and Alter Domus (US) LLC, as the administrative agent. (11)
10.22	Amended and Restated Performance Guaranty, dated as of June 17, 2022, between the Company, as performance guarantor, and PNC Bank, National Association, as administrative agent. (23)
10.23	Second Amendment to Loan Agreement, dated April 11, 2021 (14)
10.24	Amended and Restated Secured Promissory Note, dated as of December 7, 2021 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC. (21)
10.25	Amendment No. 1 to Amended and Restated Secured Promissory Note, dated as of January 13, 2022 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC. (21)
10.26	Amendment No. 2 to Amended and Restated Secured Promissory Note, dated as of March 31, 2022 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC. (21)
10.27	Amendment No. 3 to Amended and Restated Secured Promissory Note, dated as of May 9, 2022 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC.(26)
10.28	Amended and Restated Exela Technologies Inc. 2018 Stock Incentive Plan.(18)
10.29	Form of Option Grant Notice and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan. (7)
10.30	Form of Restricted Stock Unit Grant and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan. (7)
10.31	Exela Technologies, Inc. Executive Officer Annual Bonus Plan. (8)
10.32	Letter Agreement dated as of September 14, 2021 by and between Exela Technologies, Inc. and Par Chadha. (15)
10.33	Subscription, Voting and Redemption Agreement, dated as of May 19, 2022, by and between Exela Technologies, Inc. and GP-HGM LLC. (22)
10.34	Subscription, Voting and Redemption Agreement, dated as of March 7, 2023, by and between Exela Technologies, Inc. and GP-HGM LLC. (27)
10.35	Employment Agreement, dated as of July 26, 2022, between Exela Technologies BPA, LLC and Suresh Yannamani. (26)

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
21.1	Subsidiaries of Exela Technologies Inc.	Filed
23.1	Consent of KPMG LLP	Filed
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

Filed
32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
101.INS	Inline XBRL Instance Document	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-198988).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2017.
(3)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on June 21, 2017.
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 18, 2017.
(5)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 17, 2018.
(6)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on April 17, 2019.
(7)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on May 10, 2019.
(8)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on November 12, 2019.
(9)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on May 21, 2020.
(10)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on August 10, 2020.
(11)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on December 17, 2021.
(12)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on January 25, 2021.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 19, 2021.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 15, 2021.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 16, 2021.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 30, 2021.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 2, 2021.
(18)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed on February 16, 2022.
(19)	Incorporated by reference to the Registrants’ Annual Report on Form 10-K, filed on March 16, 2022.
(20)	Incorporated by reference from Exhibit (a)(1)(N) to Amendment No. 11 to Schedule TO, filed by the Company with the Securities and Exchange Commission on March 11, 2022.
(21)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on May 10, 2022.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 19, 2022.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 21, 2022
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 29, 2022.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 26, 2022.
(26)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on August 12, 2022.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 13, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Par Chadha
April 3, 2023		Par Chadha, Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Par Chadha
April 3, 2023		Par Chadha
Executive Chairman (Principal Executive Officer)

Dated:	By:	/s/ Shrikant Sortur
April 3, 2023		Shrikant Sortur, Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

Dated:	By:	/s/ Martin P. Akins
April 3, 2023		Martin P. Akins, Director

Dated:	By:	/s/ Marc A. Beilinson
April 3, 2023		Marc A. Beilinson, Director

Dated:	By:	/s/ Sharon Chadha
April 3, 2023		Sharon Chadha, Director

Dated:	By:	/s/ J. Coley Clark
April 3, 2023		J. Coley Clark, Director

Dated:	By:	/s/ Ronald C. Cogburn
April 3, 2023		Ronald C. Cogburn, Director

Dated:	By:	/s/ James G. Reynolds
April 3, 2023		James G. Reynolds, Director

Dated:	By:	/s/ William L. Transier
April 3, 2023		William L. Transier, Director