Form 10-K/A
period 2022-12-31
Exela Technologies, Inc.
filed 2023-05-01
CIK 1620179

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

As of April 28, 2023 the registrant had 1,274,204,054 shares of common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Exela Technologies, Inc. (the “Company”) for the fiscal year ended December 31, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2023 (the “Original Report”) to include the information omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K (the “Part III Information”). This Amendment is being filed because the Company has determined to delay the filing of its definitive proxy statement for its 2023 annual meeting of stockholders (the “Definitive Proxy Statement”). The Company expects to hold its 2023 annual meeting during the second half of the year.

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

* * *

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The Company has three classes of directors serving staggered three-year terms, with each of Class A and Class C consisting of three directorships and Class B consisting of two directorships. The terms of the Class A, B and C directorships expire on the date of the annual meeting in 2024, 2025, and 2023, respectively.

Name	Age	Class	Positions and Offices Held With the Company
Sharon Chadha	68	A	Director
J. Coley Clark	77	A	Director
Ronald C. Cogburn	67	A	Director
Marc A. Beilinson	64	B	Director
James G. Reynolds	54	B	Director
Martin P. Akins	56	C	Director
Par S. Chadha	68	C	Director, Executive Chairman
William L. Transier	68	C	Director

Class A Directors—Term Expiring in 2024

Sharon Chadha

Age: 68

Director Since: October 2021

Class: Class A

Business Experience: Sharon Chadha is the co-founder of Rule14 LLC, an artificial intelligence led automation company, a leading big data-mining company which offers a suite of solutions and services powered by predictive analytics, and has led that company since 2011. Mrs. Chadha has been involved in technology companies throughout her career as a founder, investor, and c-level officer. Mrs. Chadha has invested in and built technology companies by providing vision, setting expectations and accountability standards, and motivating and mentoring employees to balance the needs of employees and stakeholders to achieve investment goals. She holds fourteen key patents in Real Time Adaptive machines in artificial intelligence along with Mr. Chadha and Dr. Xin Cheng. She has published various articles and a book on the topic of international security. Mrs. Chadha is the wife of Par Chadha, our Executive Chairman and a director. Mrs. Chadha holds a B.S. in Mathematics from the Massachusetts Institute of Technology. We believe that Mrs. Chadha’s significant experience in the technology industry makes her well-qualified to serve as a director of Exela.

J. Coley Clark

Age: 77

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

Ronald C. Cogburn

Age: 67

Director Since: July 2017

Class: Class A

Business Experience: Mr. Cogburn was our Chief Executive Officer from July 12, 2017 until May 15, 2022. He served as Chief Executive Officer of SourceHOV from 2013 until the closing of the Novitex Business Combination. Mr. Cogburn has been part of companies that were predecessors to SourceHOV since 1993, bringing over 30 years of diversified experience in executive management, construction claims consulting, litigation support, program management project management, cost estimating, damages assessment and general building construction. Mr. Cogburn has also been a principal of HandsOn Global Management (“HGM”) since 2003 through 2020. Prior to his role as Chief Executive Officer of SourceHOV, Mr. Cogburn was SourceHOV’s President, KPO from March 2011 to July 2013. Prior to this role, Mr. Cogburn was the President of HOV Services, LLC from January 2005 to September 2007, providing executive leadership during the company’s growth to its IPO on the India Stock Exchange in September 2006. Mr. Cogburn holds a BSCE in Structural Design/Construction Management from Texas A&M University and is a registered Professional Engineer. We believe that Mr. Cogburn’s significant, diversified business experience as one of our leaders and in Exela’s industry makes him well-qualified to serve as a director of Exela.

Class B Directors—Term Expiring in 2025

Marc A. Beilinson

Age: 64

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

James G. Reynolds

Age: 54

Director since July 2017

Class: Class B

Business Experience: Mr. Reynolds was our Chief Financial Officer from the closing of the business combination among Exela, SourceHOV Holdings, Inc. (“SourceHOV”), and Novitex Holdings, Inc. (“Novitex”) on July 12, 2017, which resulted in SourceHOV and Novitex becoming our wholly owned subsidiaries (the “Novitex Business Combination”) until May 2020. Mr. Reynolds served as Co-Chairman of SourceHOV from 2014 until the closing of the Novitex Business Combination in 2017. Mr. Reynolds is also the Chief Operating Officer and a Partner at HGM, bringing over 25 years of industry experience to the team. Prior to HGM Mr. Reynolds held numerous executive management or senior advisory positions at SourceHOV and its related subsidiaries and predecessor companies, including serving as Chief Financial Officer for HOV Services, LLC from 2007 to 2011 and Vice President and Corporate Controller for Lason from 2001 to 2006. Mr. Reynolds was a Senior Manager in the Business Advisory Services Practice at PricewaterhouseCoopers from 1990 to 2001. Mr. Reynolds is a C.P.A. and holds a B.S. in Accounting from Michigan State University. We believe that Mr. Reynold’s significant industry and management experience make him well-qualified to serve as a director of the Company.

Class C Directors—Term Expiring in 2023

Martin P. Akins

Age: 56

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

Par S. Chadha

Age: 68

Director since July 2017

Class: Class C

Business Experience: Mr. Chadha is our Executive Chairman and is the founder, Chief Executive Officer and Chief Investment Officer of HGM, a family office, formed in 2001. Mr. Chadha brings over 40 years of experience in building businesses in the Americas, Europe and Asia, including execution of mergers and acquisitions, integration of businesses and public offerings. Mr. Chadha served as our Chairman from the Closing of the Novitex Business Combination and most recently became Executive Chairman in September 2021. He also served as Chairman of SourceHOV Holdings, Inc. from 2011 to July 2017 when it was acquired by Exela, and was Chairman of Lason Inc. from 2007 to 2011 until its merger with SourceCorp, a predecessor company of SourceHOV. Mr. Chadha currently serves as the Chairman of HOV Services Limited (NSE:HOVS), a company listed on the National Stock exchange of India. He previously held this position from 2009 to 2011 and has otherwise served as a Director since 2005. Mr. Chadha is co-founder of Rule 14, LLC, an artificial intelligence led automation company formed in 2011. During his career, Mr. Chadha has been a cofounder of technology companies in the fields of metro optical networks, systems-on-silicon, and communications. Mr. Chadha previously participated in director and executive roles in portfolio companies of HGM, and currently holds and manages investments in evolving AI, financial technology and health technology industries. Mr. Chadha is the husband of Sharon Chadha, a director. Mr. Chadha holds a B.S. degree in Electrical Engineering from the Punjab Engineering College, India.

William L. Transier

Age: 68

Director since April 2020

Class: Class C

Business Experience: Mr. Transier has been a member of our Board since April 2020. He currently serves as the Chairman of our Audit Committee and previously served as a member of the strategic transactions committee. Mr. Transier is Chief Executive Officer of Transier Advisors, LLC, an independent advisory firm providing services to companies facing stressed operational situations, turnaround, restructuring or in need of interim executive leadership. He was co-founder of Endeavour International Corporation, an international oil and gas exploration and production company. He served as non-executive Chairman of Endeavour’s board of directors from December 2014 until November 2015. He served from September 2006 until December 2014 as Chairman, Chief Executive Officer and President of Endeavour and as its Chairman and Co-Chief Executive Officer from its formation in February 2004 through September 2006. Mr. Transier served as Executive Vice President and Chief Financial Officer of Ocean Energy, Inc. from March 1999 to April 2003 and prior to that, Mr. Transier served in various positions of increasing responsibility with Seagull Energy Corporation. Before his tenure with Seagull, Mr. Transier served in various roles, including partner in the audit department and head of the Global Energy practice of KPMG LLP from June 1986 to April 1996. Mr. Transier has served as a director of Helix Energy Solutions Group, Inc since October 2000, and as Lead Independent Director from March 2016 through July 2017, when he was appointed Chairman of the board. From October 2019 to May 2021, Mr. Transier served as the Chairman of the board of directors of Battalion Oil Corporation (which changed its name from Halcón Resources Corporation). In March 2019 Mr. Transier was elected to the board of directors of Teekay Offshore GP L.L.C. (the general partner of Teekay Offshore Partners L.P.) and as chairman of its audit committee. Teekay was taken private in January 2020. Since October 2018 Mr. Transier has served as a member of the board of directors of Sears Holding Corporation, including the board’s Restructuring Committee and Restructuring Subcommittee. From August 2018 to February 2019, Mr. Transier served as a member of the board of directors of Gastar Exploration, Inc. From May 2016 to July 2017, Mr. Transier was a member of the board of directors of CHC Group Ltd. From August 2014 to July 2017, Mr. Transier was a member of the board of directors of Paragon Offshore plc. Mr. Transier graduated from the University of Texas with a B.B.A. in accounting, has an M.B.A. from Regis University and a Master of Arts in Theological Studies from Dallas Baptist University. We believe that Mr. Transier’s extensive audit, accounting and financial reporting experience and extensive professional background provide valuable contributions to the Company’s board and make him well-qualified to serve as a director of Exela.

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

Board Diversity

Pursuant to Nasdaq’s Board Diversity Rule 5605(f), which was approved by the SEC on August 6, 2021, we met the diversity objective as set out in this rule within the applicable transition period. The following is our Board Diversity Matrix as of April 28, 2023:

Board Diversity Matrix
Total Number of Directors	8
Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	1	7
Part II: Demographic Background
African American or Black
Alaskan Native or American Indian
Asian		1
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	1	6
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our Common Stock to file reports with the SEC. During 2022, due to administrative hurdles experienced by the Company in connection with the closing of the Common Stock for 6.00% Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) exchange in March 2022, Par Chadha, Sharon Chadha, Srinivasan Murali, Marc Beilinson, J. Coley Clark, James Reynolds, Shrikant Sortur, John Rexford and William Transier were one day late in filing their Section 16(a) reports resulting from the share exchange.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for Exela’s executive officers who are named in the “Summary Compensation Table” below. As a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, Exela is not required to include a Compensation Discussion and Analysis and has elected to comply with the scaled disclosure requirements applicable to smaller reporting companies. Exela’s named executive officers for the fiscal year ended December 31, 2022 were as follows:

Par S. Chadha, our Executive Chairman;

Shrikant Sortur, our Chief Financial Officer;

Suresh Yannamani, Chief Executive Officer – Exela Technologies BPA, LLC; and

Ronald C. Cogburn, our Former Chief Executive Officer.

Summary Compensation Table

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Stock awards ($)(3)	All other compensation ($)(4)(5)	Total ($)
Par S. Chadha	2022	$1,000,000	$-		$128,626	$1,128,626
Executive Chairman	2021	$561,424	$1,622,000	$12,847,500	$1,080,000	$16,110,925
Shrikant Sortur	2022	$406,500	$-	$-	$-	$406,500
Chief Financial Officer	2021	$390,000	$773,040	$77,700	$-	$1,240,740
Suresh Yannamani (6)	2022	$422,500	$-	$-	$225	$422,725
Chief Executive Officer – Exela Technologies BPA, LLC
Ronald C. Cogbrun	2022	$308,750	$-	$-	$1,720,000	$2,028,750
Former Chief Executive Officer	2021	$422,500	$-	$-	$-	$422,500

(1)	The amounts reported in this column for Mr. Chadha in 2021, and Mr. Cogburn in 2022, include amounts received as base service fees for service on the Board of Directors pursuant to our non-employee director compensation policy then in effect, for the respective periods of such year that they were not employees of the Company. For a description of our non-employee director compensation policy, please see “—Director Remuneration” below. Mr. Chadha became our Executive Chairman in September 2021 and Mr. Cogburn ceased serving as our Chief Executive Officer in May 2022.

(2)	The named executive officers did not earn any incentive compensation for 2022 and there have been no bonus awards issued in respect of their services in 2022. The Compensation Committee has not yet determined whether any bonuses will be paid in respect of 2022 and it is not known at this time when such determination may be made.

(3)	There were no stock awards or other equity compensation issued to the named executive officers in 2022.

The amounts reported in this column for 2021 represent the aggregate grant date fair value of the restricted stock units and performance units granted to the named executive officers during the 2021 fiscal year, calculated in accordance with FASB ASC Topic 718, disregarding for this purpose the estimate of forfeitures related to service-based vesting conditions, and do not necessarily correspond to the actual value that might be realized by the named executive officers, which depends on the market value of our Common Stock on the date when, and if, the units are settled.

Grants made during the fiscal year ended December 31, 2021 to Mr. Sortur, were restricted stock units subject to time-based vesting conditions. For such time-based vesting awards, the grant date fair value was calculated by multiplying the market closing price on the date of grant by the number of shares of our Common Stock subject to the restricted stock units on the grant date.

Mr. Chadha was also granted restricted stock units having a value of $140,000 on December 31, 2021 for his service as a non-employee director in 2021 prior to his appointment as Executive Chairman. These units were settled in cash during 2022 as described in the footnotes to the Director Compensation Table below. In addition, on September 14, 2021, the Company granted Mr. Chadha performance units with a market performance condition (as described in the Narrative to Summary Compensation Table – Executive Employment Agreements – Letter Agreement with Mr. Chadha” below). The fair value of the awards as reported in the table and as accounted for in the Company’s financial statements was determined as of the grant date by application of the Monte Carlo simulation model. For additional information, including a discussion of the assumptions used to calculate these values, please see note 16 to our consolidated financial statements included in our Original Report. To date, this award has not vested and, as of December 30, 2022 (the last trading day of 2022), the fair market value of the shares underlying this award (determined by multiplying our closing price on December 30, 2022 times the number of shares subject to the award) was $34,000. Mr. Chadha has not received any cash compensation in respect of these performance units.

(4)	The amount reported in this column for Mr. Chadha in 2022 includes the “True-Up Payment” paid to Mr. Chadha in respect of his 2021 equity grant for board services and described in the footnotes to the Director Compensation Table below. The amount reported in this column for Mr. Chadha in 2021 reflects the amounts paid to him for his service on the board of directors prior to becoming Executive Chairman in September 2021, other than base director fees, which are included in Mr. Chadha’s salary information for 2021. For a description of our non-employee director compensation policy, please see “—Director Remuneration” below.

(5)	Mr. Cogburn ceased to serve as our Chief Executive Officer on May 15, 2022 and continues to serve as a member of our Board of Directors. The amounts reported in this column for Mr. Cogburn reflect all severance and consulting payments payable to Mr. Cogburn pursuant to his transition agreement, which payments are comprised of (i) a cash severance payment of $565,000.00, paid in a lump sum in connection with his entry into the agreement (ii) consulting fees payable in two installments of $562,500.00, the first installment was paid in November 2022, and the second installment is to be paid during May of 2023, and (iii) an amount up to $30,000 ($1,250 per month) as reimbursement for certain insurance expenses for 24 months following Mr. Cogburn’s last date of employment. For additional information, please see “Narrative to Summary Compensation Table – Executive Employment Agreements – Transition Agreement with Mr. Cogburn” below.

(6)	Mr. Yannamani was not a named executive officer in the prior year and, therefore, in accordance with SEC regulations, only compensation information for the fiscal year in which he became a named executive officer is included in the Summary Compensation Table.

Narrative to Summary Compensation Table

Executive Employment Agreements

We have not entered into an employment agreement with Mr. Sortur. In September 2021 we entered into a letter agreement regarding Mr. Chadha’s appointment as Executive Chairman, and in July 2022 we entered into an employment agreement with Mr. Yannamani. In March 2022, we entered into an agreement with Mr. Cogburn regarding his transition from the CEO role. For a discussion of the severance pay and other benefits to be provided to our current named executive officers, including Mr. Sortur, generally in connection with a termination of employment and/or a change in control, please see “- Potential Payments Upon Termination or Change In Control” below. Please also refer to the discussion of Mr. Chadha’s letter agreement and Mr. Yannamani’s employment agreement immediately following. In addition, Mr. Cogburn’s transition agreement summary below details the severance pay and other benefits provided to him in connection with his transition from CEO.

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

Upon his appointment, Mr. Chadha also received 425,000 “performance units”, which are notional units representing the right to receive one share of common stock of the Company (or the cash value of one share of common stock) which may be earned upon the achievement of the performance metrics described below. The acquisition of the performance units was unanimously approved by the Board of Directors of the Company other than Mr. Chadha, who recused himself from the discussion, including each of the independent directors. At the election of the Compensation Committee of the Company, Mr. Chadha’s performance units may be settled in cash or in shares of common stock of the Company. Mr. Chadha is also entitled to dividend equivalents in respect of any dividends paid, which will be subject to the same vesting and settlement terms as the performance units to which they relate.

Mr. Chadha will vest in one-half of the performance units (the “Tranche 1 PSUs”) if at any time following the appointment date and prior to June 30, 2024, the volume weighted average of the reported closing prices of the Company’s common stock is $200 per share of common stock or greater on (x) sixty (60) consecutive trading days or (y) ninety (90) non-consecutive trading days in any period of one hundred and eighty (180) days. In addition, Mr. Chadha will vest in the remaining one-half of the performance units (the “Tranche 2 PSUs”) if at any time following the appointment date and prior to June 30, 2025, the volume weighted average of the reported closing prices of the Company’s common stock is $400 per share of common stock or greater on (x) sixty (60) consecutive trading days or (y) ninety (90) non-consecutive trading days in any period of one hundred and eighty (180) days. Mr. Chadha will remain eligible to earn his performance units so long as he remains employed with the Company as Executive Chairman through December 31, 2023 and following such date he remains engaged with the Company in any capacity, including as a non-employee director. Any Tranche 1 PSUs and Tranche 2 PSUs that are not earned by June 30, 2024 and June 30, 2025, respectively, will be forfeited for no consideration and will no longer be eligible to vest.

Mr. Chadha’s performance units will remain eligible to vest based on the stock price criteria above if his employment is terminated by the Company without “cause” prior to December 31, 2023, or his employment is terminated due to death or disability, in which case the requirement of continued service will be deemed met. In addition, if a “change in control” (as defined in the Equity Plan) occurs prior to the applicable expiration date, if the performance units are assumed by the acquiror, the units will remain outstanding and eligible to vest based solely on Mr. Chadha’s continued service to the Company. If, in connection with such change in control, the performance units are not assumed by an acquiror, a number of performance units will vest based on the per share price paid in the transaction, with 0% vesting if the per share price is equal to or less than $40.00 per share, and 100% of the Tranche 1 PSUs vesting if the per share price is equal to or greater than $200 and 100% of the Tranche 2 PSUs vesting if the per share price is equal to or greater than $400, and a number of Tranche 1 PSUs and Tranche 2 PSUs vesting determined based on a straight line interpolation if the share price is between $40.00 and $200.00 or $400.00, respectively. In addition, if there is a change in control that is principally negotiated and approved by, and recommended to the Company’s shareholders by a special committee of independent directors, which committee does not include Mr. Chadha, and neither Mr. Chadha or any of its affiliates is directly or indirectly an equity holder of the acquiring company, and the Tranche 1 PSUs are not assumed by an acquiror in connection with such transaction, all of his then unvested Tranche 1 PSUs will vest, and the Tranche 2 PSUs would be eligible for the pro rata vesting described above.

Employment Agreement with Mr. Yannamani

On July 26, 2022, Exela Technologies BPA, LLC, a subsidiary of Exela Technologies, Inc., entered into an employment agreement with Suresh Yannamani, pursuant to which Mr. Yannamani serves as the subsidiary’s chief executive officer.  The agreement provides for an initial one-year term, with automatic renewals thereafter. While employed, Mr. Yannamani will be paid an annual base salary of $422,500, subject to annual review, and is eligible to participate in the Exela Technologies, Inc. Executive Bonus Plan with a bonus target of 100% of his annual base salary, and a maximum bonus of 250% of his annual base salary, subject to the achievement of applicable performance objectives and the other terms and conditions of the bonus plan. In addition, the agreement provides that in the event of Mr. Yannamani’s termination of employment by the Company without cause or if he resigns with good reason (as each such term is defined in his employment agreement), and executes a release of claims, he will be entitled to: (i) an amount equal to two times his annual base salary payable over a 12 month period, (ii) an amount equal to two times his target bonus amount payable on the first to occur of: (A) when executive bonuses are paid to similarly situated executives of the subsidiary and (B) March 15th of the calendar year following the year of his termination of employment, and (iii) up to 18 months continuation of medical coverage at the subsidiary’s expense.  If he experiences a qualifying termination of employment within one year of a change of control (as defined in the agreement), Mr. Yannamani is entitled to the forgoing severance benefits, as well as a lump sum amount equal to his prorated target bonus through his termination date for the year of his qualifying termination. In addition, in the event of his qualifying termination of employment, any equity awards granted to Mr. Yannamani during the term of his employment will immediately vest and become exercisable. The agreement also subjects Mr. Yannamani to an indefinite confidentiality provision and covenants not to solicit any employees, officers, and current or prospective customers of the subsidiary during the term of his employment and for one year after the termination of his employment for any reason. In connection with his entry into the agreement, Mr. Yannamani ceased being President of the registrant.  .

Transition Agreement with Mr. Cogburn

The Company and Mr. Cogburn entered into a transition agreement dated March 31, 2022, pursuant to which Mr. Cogburn transitioned his role, and which provided for his entry into a consulting agreement whereby he agreed to provide consulting services as reasonably requested by the Company from time to time through April 30, 2023. In consideration for these services among other things, Mr. Cogburn was entitled to: (i) a cash severance payment of $565,000.00, less all applicable withholdings and deductions payable within five business days, (ii) consulting fees that are to be paid in two installments of $562,500.00, the first installment was paid in November 2022, and the second installment is to be paid during May 2023, and (iii) an amount of up to $30,000 ($1,250 per month) as reimbursement for certain insurance expenses for up to 24 months following Mr. Cogburn’s last date of employment. The transition agreement also provides that Mr. Cogburn will not be deemed to have experienced a termination of service with respect to (and will continue to vest in) his outstanding stock options until such time as he ceases to serve as a member of the Board, and the expiration date of such options will be extended until the earlier to occur of (x) two years following his last date of service on the Board, and (y) the original expiration date of such options. As a member of the Board, Mr. Cogburn is also entitled to receive compensation in accordance with the Company’s non-employee director compensation policy (except that Mr. Cogburn was not entitled to the initial equity grant that is provided to newly appointed non-employee directors and his remuneration for 2022 was pro-rated based on the number of days he was not an employee).

Short-Term Incentives

The Company has adopted the Executive Officer Annual Bonus Plan. The plan first became effective November 6, 2019 and provides for potential awards of up to 100% of a participant’s base salary based on attainment of performance goals tied to Company performance and payable in the calendar year following the year in which performance is measured. With respect to our 2021 or 2022 fiscal years, none of our named executive officers received such a performance-based bonus under the Annual Bonus Plan.

There have been no other bonuses approved for the named executive officers for 2022, however, the Compensation Committee has not determined whether any discretionary bonuses for 2022 may be awarded later in 2023. In 2022, the Compensation Committee approved bonuses to be paid to the named executive officers other than Mr. Cogburn in respect of their services in 2021, and also approved transaction bonuses of $922,000 and $461,040 for each of Messrs. Chadha and Sortur for their work on the debt exchange transactions that closed in December 2021 as well as certain other strategic initiatives on behalf of the Company, and the transaction bonuses were paid during 2022. All such bonuses in respect of 2021 that were paid in 2022 were reported in the bonus column of the Summary Compensation Table for 2021.

Stock Plans, Health and Welfare Plans, and Retirement Plans

2018 Stock Incentive Plan

The Company currently maintains the 2018 Stock Incentive Plan, which was approved by our Board of Directors on December 19, 2017 and subsequently approved by a majority of our stockholders by written consent on December 20, 2017. The 2018 Stock Incentive Plan became effective on January 17, 2018, and there were originally 138,729 shares of our Common Stock reserved for issuance under our 2018 Stock Incentive Plan. On December 31, 2021, the shareholders of the Company approved our Amended and Restated 2018 Stock Incentive Plan, increasing the number of shares of Common Stock reserved for issuance from an original 138,729 shares to 892,404, which amendment and restatement was subsequently rescinded by the Company following a lawsuit that was filed against the Company alleging that the Company did not properly count the broker non-votes on such matter, and that as a result the 2018 Stock Incentive Plan in its amended and restated form was not properly approved. Although the Company believed that it had meritorious defenses to such suit, the Company determined that it would be less expensive to ask our stockholders to reapprove the amendment and restatement of the 2018 Stock Incentive Plan at the June 27, 2022 Annual Meeting, than to litigate the suit through to vindication of the Company’s position. As a consequence, the increased 892,404 share reserve was approved by our stockholders at our 2022 Annual Meeting thereby mooting the lawsuit.

The 2018 Plan is administered by the Compensation Committee of our Board of Directors. Under the 2018 Plan, the Company is authorized to issue shares of our Common Stock to eligible participants in the form of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards and other awards that may be settled in or based on our Common Stock. We did not issue any equity awards under the 2018 Plan during 2022.

Health and Welfare Plans

Our named executive officers are eligible to participate in our employee benefits plans, including our medical, dental, vision, life, disability, health and dependent care flexible spending accounts and accidental death and dismemberment benefit plans, in each case on the same basis as all of our other employees.

Retirement Plan

We sponsor a retirement plan intended to qualify for favorable tax treatment under Section 401(a) of the Internal Revenue Code of 1986, as amended, or the Code, containing a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. Employees who meet the eligibility requirements may make pre-tax contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit on pre-tax contributions under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. All employee and employer contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participant’s directions. Pre-tax contributions by participants and contributions that we may make to the plan and the income earned on those contributions are generally not taxable to participants until withdrawn, and all contributions are generally deductible by us when made. Participant contributions are held in trust as required by law. No minimum benefit is provided under the plan. An employee is 100% vested in his or her pre-tax deferrals when contributed and any employer contributions vest ratably over four years. The plan provides for a discretionary employer matching contribution; however, we currently do not make any matching contributions to the plan and did not make any matching contributions with respect to the 2022 plan year.

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

Outstanding Equity Awards at Fiscal Year End

The following table contains information regarding outstanding equity awards of Exela held by our named executive officers as of December 31, 2022.

	Number of securities underlying unexercised options (#) exercisable(1)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)(2)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(3)	Market value of shares of units of stock that have not vested ($)(3)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(4)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(5)
Par Chadha	-	-	-	-	-	-	425,000	$34,000
Shrikant Sortur	1,280	-	$358.80	8/31/28	-	-	-	-
	512	768	$78.00	8/26/29	-	-	-	-
Suresh Yannamani	1,850	-	$358.80	8/31/28	-	-	-	-
	740	1,110	$78.00	8/26/29	-	-	-	-
Ronald Cogburn	1,850	-	$358.80	8/31/28	-	-	-	-
	740	1,110	$78.00	8/26/29	-	-	-	-

(1)	The number of shares and exercise price reported reflect the equitable adjustments made to the options to reflect the reverse splits of our shares that have occurred following the date of issue.

(2)	The unvested stock options will vest and become exercisable on August 31, 2023, subject to continued employment or service with us through such date.

(3)	The named executive officers were not issued any new grants during 2022 and there were no outstanding unit grants held by the named executive officers at the end of 2022.

(4)	The Company issued 425,000 performance units to Mr. Chadha in September 2021 that have not vested. For a description of the vesting conditions for Mr. Chadha’s performance units please see “- Narrative to Summary Compensation Table - Letter Agreement with Par Chadha” above.

(5)	Based on $0.08 closing share price of Common Stock on December 30, 2022.

Potential Payments Upon Termination or Change in Control

The following summaries describe the potential payments and benefits that we would provide to our named executive officers who do not have employment agreements or transition agreements with us in connection with a termination of employment and/or a change in control, assuming the applicable triggering event occurred on December 31, 2022.

For a description of the severance payments and benefits made available to each of Mr. Chadha and Mr. Yannamani, and the amount of severance payments and benefits paid to Mr. Cogburn in connection with his termination of employment, please see “- Narrative to Summary Compensation Table - Executive Employment Agreements - Letter Agreement with Par Chadha”, “- Narrative to Summary Compensation Table - Executive Employment Agreements – Employment Agreement with Suresh Yannamani” and “- Narrative to Summary Compensation Table -  Executive Employment Agreements - Transition Agreement with Ron Cogburn” above.

Severance Benefits

Although we have not entered into a written agreement providing Mr. Sortur severance benefits, upon a termination of his employment by us without cause, Mr. Sortur would be eligible for severance benefits pursuant to our current severance policy equal to continued payment of his base salary for a period of three weeks for each year of service, up to a maximum of 16 weeks. Our severance policy may be amended or terminated at any time in our sole discretion.

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

Director Remuneration

Director Compensation Table

The following table sets forth information concerning director compensation for services performed during the year ended December 31, 2022.

Name	Fees earned or paid in cash ($)(1)	All other Compensation ($)(2)	Total ($)
Martin Akins	$239,500	$101,062	$340,562
Marc Beilinson	$887,000	$101,062	$988,062
Sharon Chadha	$227,000	$22,423	$249,423
J. Coley Clark	$259,500	$101,062	$360,562
John Rexford (3)	$146,333	$101,062	$247,395
James Reynolds	$552,344	-	$552,344
William Transier	$887,000	-	$887,000

(1)	In August 2022, the Compensation Committee had recommended, and the Board approved, a special bonus in the amount of $500,000 for each of Messrs. Beilinson and Transier for the additional substantial and unexpected burdens faced by them in dealing with strategic transactions and capital transactions during the course of their tenure as Board members. These bonuses have been declared, but have not yet been paid and are expected to be paid in 2023.

(2)	Pursuant to the 2021 Non-Employee Director Compensation Policy, each of the above listed Directors was given the option, subject to the approval of the amendment to the 2018 Stock Incentive Plan, to receive equity valued at $110,000 or an equivalent amount of cash for their 2021 service on the Board (with Mrs. Chadha receiving a prorated award given her service began in October 2021). Messrs. Reynolds and Transier elected to receive this amount in cash, which was paid in February 2022. Compensation in respect of these awards (cash and equity) was already reported for 2021. The stock awards vested on the first business day of January 2022, however the delivery of shares under the 2018 Stock Incentive Plan to settle such restricted stock units was rescinded to address the shareholder lawsuit described above. The Compensation Committee determined in August 2022 to settle those restricted stock awards in cash rather than equity. At the same time, the Compensation Committee recommended that the Board approve, and the Board approved, a one-time cash payment payable to each director that had elected to receive such 2021 equity awards in stock equal to the difference between (x) the value they would have received had their award been settled in cash on January 3, 2022 and (y) the actual cash value received upon the settlement of the award (the “True-Up Payments”) as follows:

Name	2021 Vested RSU Cash Settlement	True-Up Payments
Martin Akins	$8,938	$101,062
Marc Beilinson	$8,938	$101,062
Sharon Chadha	$1,983	$22,423
J. Coley Clark	$8,938	$101,062
John Rexford	$8,938	$101,062
Par Chadha	$11,374	$128,626

Mr. Chadha did not receive additional compensation for his service as a director during 2022 however, his True-Up Payment which was based on an initial $140,000 Chairman grant for 2021 is included under the All Other Compensation column for 2022 in the Summary Compensation Table above.

Mr. Cogburn did receive Board compensation following his stepping down as Chief Executive Officer in May 2022, however his Board compensation is included in his salary information above. Descriptions of Mr. Chadha’s and Cogburn’s total compensation can be found under “Executive Compensation” above.

(3)	Mr. Rexford resigned from the Board and its Committees in August 2022.

Restricted Stock Units Outstanding

Name	Aggregate Number of Restricted Stock Units Outstanding as of December 31, 2022(1)
Sharon Chadha	1,515

(1)	Mrs. Chadha received a restricted stock award for 4,545 shares upon joining the Board, which vests in equal installments immediately prior to the first, second and third Annual Meetings subsequent to October 11, 2021 (thus two-thirds of such shares have vested). No other members of the Board had outstanding equity awards at the end of 2022 other than Messrs. Chadha and Cogburn as described above in the Outstanding Equity Awards at Fiscal Year Table.

Non-Employee Director Cash Compensation Policy

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

In March 2021, the Compensation Committee recommended and the Board approved a new non-employee director compensation policy for 2021 (which was amended with clarifying amendments in August 2021) designed to provide equity in lieu of cash once the shareholders approved additional shares for the 2018 Stock Incentive Plan.

In August 2022, with many of the same factors present as in early 2020, the Board approved, on the recommendation of the Compensation Committee, a new all cash non-employee director compensation policy for 2022 that was based on the 2020 Non-Employee Director Compensation Plan.

Name	Annual Retainer
Annual Cash Retainer for Board Membership	$207,000	(1)
Audit Committee Member (other than the Chair)	$20,000
Audit Committee Chair	$52,500
Compensation Committee Member (other than the Chair)	$12,500
Compensation Committee Chair	$20,000
Nominating and Corporate Governance Committee Member (other than the Chair)	$12,500
Nominating and Corporate Governance Committee Chair	$20,000
Corporate Social Responsibility Committee Chair	$20,000
Corporate Social Responsibility Committee Member (other than the Chair)	$12,500
Strategic Planning Committee Member	$180,000	(2)

(1)	In addition, each non-employee director, will receive a payment of (x) five thousand dollars ($5,000) for each day in which such director is required to spend more than four (4) hours addressing matters that are outside of routine board matters and (y) an additional payment of two thousand five hundred dollars ($2,500) for each day in which such director is required to spend more than eight (8) hours addressing matters that are outside of routine board matters.

(2)	The members of the Strategic Planning Committee receive an annual fee of $180,000 in lieu of all other Committee compensation that might otherwise be payable to them in respect of committee service.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Common Stock

Based upon public filings and other information available to the Company, as of April 28, 2023, the Company is not aware of any person who may be deemed to be a beneficial owner of 5% or more of the outstanding shares of Common Stock because they possessed or shared voting or investment power with respect to the shares of Common Stock.

Common Stock Ownership by Directors and Executive Officers

The following table presents the number of shares of Common Stock beneficially owned by the directors, the nominees for director, the named executive officers and all directors, nominees for director and named executive officers as a group as of April 28, 2023. Individuals have sole voting and dispositive power over the stock unless otherwise indicated in the footnotes.

Name of Individual	Ownership (1)	Percent of Class (1)
Par S. Chadha(2)	681,940	*
Sharon Chadha(3)	681,940	*
James G. Reynolds(4)	61,143	*
Martin P. Akins(5)	5,824	*
Marc A. Beilinson(6)	5,058	*
J. Coley Clark(7)	4,008	*
William L. Transier(8)	8,250	*
Ronald C. Cogburn(9)	8,998	*
Shrikant Sortur(10)	6,644	*
Suresh Yannamani (11)	13,201	*
All directors, named executive officers and other executive officers as a group (13 persons)	815,509	*

*	Represents holdings of less than one percent.

(1)	Percent of class refers to percentage of class beneficially owned as the term “beneficial ownership” is defined in Rule 13d-3 under the Securities Exchange Act of 1934 and is based upon the 1,274,204,054 shares of Common Stock outstanding as of April 28, 2023. Shares of our Common Stock issuable upon exercise of options, warrants, vesting of restricted stock units or other rights or the conversion of other convertible securities beneficially owned that are exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage ownership of the person holding such securities and rights and all executive officers and directors as a group. For purposes of this table, Series A Perpetual Convertible Preferred Stock (“Series A Preferred Stock”) converting at a rate of 0.0272 per share and Series B Preferred Stock converting at a rate of 1.035 per share as of April 28, 2023 and held by the applicable holder are reported on an as converted to Common Stock basis.

(2)	Mr. Chadha individually owns 70,921 shares. Mr. Chadha is a member of HGM (as defined below) or its affiliates and may be deemed to beneficially own the shares of Common Stock, Series A Preferred Stock and Series B Preferred Stock beneficially owned by HandsOn Global Management, LLC and its affiliates, including Adesi 234 LLC, HandsOn 3, LLC, HOF 2 LLC, and HOVS LLC (collectively, “HGM”) under Rule 13d-3. By virtue of his control of HGM, Mr. Chadha, may be deemed to beneficially own, and the table above reflects, shares of Common Stock attributable to HGM, in addition to shares of Common Stock issuable upon conversion of 1,412,897 shares of the Series A Preferred Stock and 535,262 shares of the Series B Preferred Stock held by HGM. In addition, Mr. Chadha may also be deemed to beneficially own the shares beneficially owned by Mrs. Chadha, which shares are also included in his total in the table above.

(3)	Mrs. Chadha individually owns 1,515 shares of Common Stock and is eligible to receive 1,515 shares upon vesting RSUs at the next annual meeting. Her shares may be deemed to be included in the numbers of shares attributed to Mr. Chadha due to their marriage (and have been included in his total above), and due to their marriage, Mrs. Chadha may be deemed to beneficially own the shares controlled by him, thus she reports the same number of shares as Mr. Chadha without duplication in the total.

(4)	Shares reported include shares issuable upon conversion of 114,770 shares of Series A Preferred Stock and 37,500 shares of Series B Preferred Stock. Except for any shares of Common Stock owned individually by Mr. Reynolds and vested options to purchase 2,590 shares of Common Stock, shares are held by SoNino LLC, which Mr. Reynolds controls.

(5)	Shares reported include shares issuable upon conversion of 1,270 shares of Series B Preferred Stock. Mr. Akins owns certain shares of Common Stock jointly with his spouse, which he is deemed to beneficially own.

(6)	Shares reported include shares issuable upon conversion of 1,425 shares of Series B Preferred Stock.

(7)	Shares reported include shares issuable upon conversion of 1,131 shares of Series B Preferred Stock.

(8)	Shares reported include shares issuable upon conversion of 2,000 shares of Series B Preferred Stock. Shares reported were purchased through T2 Interests, Ltd., a limited partnership of which Mr. Transier and his spouse are the sole limited partners and of which T2 GP, Inc., an entity wholly owned by them, is the sole general partner.

(9)	Shares reported include vested options to purchase 2,590 shares of Common Stock and shares issuable upon conversion of 10,494 shares of Series A Preferred Stock and 3,847 shares of Series B Preferred Stock.

(10)	Shares reported include vested options to purchase 1,792 shares of Common Stock and shares issuable upon conversion of 393 shares of Series A Preferred Stock and 1,366 shares of Series B Preferred Stock.

(11)	Shares reported include vested options to purchase 2,590 shares of Common Stock and shares issuable upon conversion of 17,836 shares of Series A Preferred Stock and 9,784 shares of Series B Preferred Stock.

Series A Preferred Stock

The following table presents the number of shares of Series A Preferred Stock beneficially owned by the directors, the named executive officers and all directors, named executive officers as a group as of April 28, 2023. Individuals have sole voting and dispositive power over the stock unless otherwise indicated in the footnotes.

Name of Individual	Ownership	Percent of Class (1)
Par S. Chadha(2)	1,412,897	50.9%
Sharon Chadha(2)	1,412,897	50.9%
James G. Reynolds(3)	114,770	4.1%
Martin P. Akins	-	-
Marc A. Beilinson	-	-
J. Coley Clark	-	-
William L. Transier(4)	-	-
Ronald C. Cogburn	10,494	*
Shrikant Sortur	393	*
Suresh Yannamani	17,836
All directors, named executive officers and other executive officers as a group (13 persons)	1,559,795	56.1%

*	Represents holdings of less than one percent.

(1)	Percent of class refers to percentage of class beneficially owned as the term “beneficial ownership” is defined in Rule 13d-3 under the Exchange Act and is based upon the 2,778,111 shares of Series A Preferred Stock outstanding as of April 28, 2023.

(2)	Includes 1,412,897 shares owned by HGM.

(3)	Shares are held by SoNino LLC, which Mr. Reynolds controls.

Series B Preferred Stock and Tandem Preferred Stock

The following table presents the number of shares of Series B Preferred Stock and Tandem Preferred Stock beneficially owned by the directors, the named executive officers and all directors, named executive officers as a group as of April 28, 2023. Individuals have sole voting and dispositive power over the stock unless otherwise indicated in the footnotes.

Name of Individual	Ownership	Percent of Class (1)
Par S. Chadha(2)	550,340	18.2%
Sharon Chadha(2)	550,340	18.2%
James G. Reynolds(3)	37,500	1.2%
Martin P. Akins	1,270	*
Marc A. Beilinson	1,425	*
J. Coley Clark	1,131	*
William L. Transier(4)	2,000	*
Ronald C. Cogburn	3,847	*
Shrikant Sortur	1,366	*
Suresh Yannamani	9,784	*
All directors, named executive officers and other executive officers as a group (13 persons)	613,198	20.2%

*	Represents holdings of less than one percent.

(1)	Percent of class refers to percentage of class beneficially owned as the term “beneficial ownership” is defined in Rule 13d-3 under the Exchange Act and is based upon the 3,029,900 shares of Series B Preferred Stock outstanding as of April 28, 2023.

(2)	Includes 535,262 shares owned by HGM.

(3)	Shares are held by SoNino LLC, which Mr. Reynolds controls.

(4)	Shares reported were purchased through T2 Interests, Ltd., a limited partnership of which Mr. Transier and his spouse are the sole limited partners and of which T2 GP, Inc., an entity wholly owned by them, is the sole general partner.

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

Subscription, Voting and Redemption Agreement

On May 19, 2022, the Company issued 1,000,000 shares of special voting preferred stock, par value $0.0001 per share (“Redeemable Special Voting Preferred Stock”) at par value of $100 to GP-HGM LLC, an entity affiliated with the Executive Chairman of the Company, pursuant to a certain subscription, voting and redemption agreement (the “Subscription, Voting and Redemption Agreement”). The Company designated 1,000,000 shares of its authorized and unissued preferred stock as special voting preferred stock and filed a certificate of designations, preferences, rights and limitations for the special voting preferred stock. The Executive Chairman of the Company was the designated manager of GP-HGM LLC. As a sole holder of the Redeemable Special Voting Preferred Stock, GP-HGM LLC was entitled to 20,000 votes per share, to be voted together and in proportion with the holders of the Company’s voting capital stock as a single class at the Company’s 2022 annual meeting of the stockholders on two specific proposals: (a) approval of the adoption of an amendment to the Company’s certificate of incorporation to effect a reverse split of its outstanding Common Stock (the “Reverse Stock Split Proposal”) and (b) approval of an amendment to the Company’s certificate of incorporation to increase the number of authorized shares of preferred stock from 20,000,000 shares to 40,000,000 shares (the “Preferred Stock Increase Proposal”). The shares of Redeemable Special Voting Preferred Stock were redeemed at par on June 28, 2022.

Employment Relationships

We have entered into the following related party employment relationships: Matt Reynolds, the brother of James Reynolds, our former chief financial officer and current director, is employed as our Vice President—Finance, and received a base salary of $169,067 for 2022; Andrej Jonovic, the son-in-law of the Executive Chairman and Mrs. Chadha, is employed as our Executive Vice President, Business Strategy and Corporate Affairs, and received a base salary of $408,140 for 2022. Neither of Messrs. Reynolds or Jonovic has received a bonus or incentive based compensation in respect of their services during 2022.

Director Independence

The Company’s Common Stock is listed on Nasdaq, and the Company is required to comply with the Nasdaq listing requirements regarding independent directors. Under Nasdaq’s Marketplace Rules, the definition of an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, under the Nasdaq rules a director (A) who at any time during the past three years was employed by the Company or (B) who accepted, or who has a family member who accepted, compensation from the Company in excess of $120,000 (other than compensation for board and committee service, compensation paid to a family member who is an employee (other than an executive officer), benefits under a tax-qualified retirement plan, or non-discretionary compensation) during any period of twelve consecutive months within the three years preceding the determination of independence, shall not be considered independent.

Our Board of Directors has reviewed the Nasdaq rules and such information as the Board has deemed appropriate for purposes of determining whether any of the directors has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, including the beneficial ownership by our directors of Common Stock (see “Ownership of Common Stock-Common Stock Ownership by Directors and Executive Officers”) and transactions between the Company, on the one hand, and our directors and their affiliates, on the other hand (see “Certain Relationships and Related Party Transactions”). Based on such review, the Board of Directors has determined that we have four “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules: Messrs. Akins, Beilinson, Clark and Transier. Non-management directors meet periodically in executive session without members of the Company’s management at the conclusion of regularly scheduled Board meetings. In addition, Messrs. Akins, Beilinson, Clark and Transier qualify as independent directors for the purpose of serving on the audit committee of the Company under SEC rules, if they are appointed to do so (Messrs. Transier, Beilinson, and Clark being the current members of the audit committee).

On August 10, 2022, our former director, John Rexford, resigned from the Board of the Company and all committees of the Board. Mr. Rexford did not resign due to any disagreement with the Company on any matter relating to its operations, policies or practices. The Company notified Nasdaq that as a result of Mr. Rexford’s resignation from the Company’s Board, the Company was no longer in compliance with Nasdaq Listing Rule 5605(b)(1), which requires the Company’s Board to be composed of a majority of independent directors. Pursuant to Nasdaq Listing Rule 5605(b)(1)(A), the Company is entitled to a cure period to regain compliance with Listing Rule 5605(b)(1), which cure period will expire upon the earlier of the Company’s next annual stockholders’ meeting and August 10, 2023. The Company expects to be compliant with the Board composition requirements of Nasdaq Listing Rule 5605(b)(1) by or before the end of the cure period.

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

Audit Fees

The aggregate fees billed or expected to be billed by KPMG for professional services rendered for the audit of the Company’s annual consolidated financial statements, the audit of the Company’s internal controls over financial reporting, the reviews of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q and accounting research and consultation related to the audits and reviews totaled approximately $8.7 million and $7.2 million for fiscal years ended 2021 and 2022, respectively. These fees were pre-approved by the Audit Committee.

Audit-Related Fees

The aggregate fees billed by KPMG for audit-related services for the fiscal years ended 2021 and 2022 were $0.5 million and less than $0.1 million, respectively. These fees related to reimbursement of out-of-pocket expenses related to certain legal matters were pre-approved by the Audit Committee.

Tax Fees

The aggregate fees billed by KPMG for tax services for the fiscal year ended 2021 was less than $0.1 million. These fees related to local tax compliance and consulting were pre-approved by the Audit Committee. There were no fees billed by KPMG for tax services for the fiscal year ended 2022.

All Other Fees

The aggregate fees billed by KPMG for services rendered to the Company other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal year ended 2021 and 2022 was less than $0.1 million which were related to the Company’s customer learning portal in 2021 and 2022 and financial due diligence advisory services in India in 2021.

In its approval of these non-audit services, the Audit Committee has considered whether the provision of non-audit services is compatible with maintaining KPMG’s independence.

Auditor Name: KPMG LLP

Auditor Location: Detroit, Michigan

PCAOB ID: 185

* * *

PART IV

Item 15. Exhibits

Exhibits. The following exhibits are included herein or incorporated herein by reference:

Exhibit No.	Description	Filed or Furnished Herewith
2.1	Novitex Business Combination Agreement, dated as of February 21, 2017, by and among Quinpario Acquisition Corp. 2, Quinpario Merger Sub I, Inc., Quinpario Merger Sub II, Inc., Novitex Holdings, Inc., SourceHOV Holdings, Inc., Novitex Parent, L.P., HOVS LLC and HandsOn Fund 4 I, LLC (2)
3.1	Restated Certificate of Incorporation, dated July 12, 2017 (4)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective January 25, 2021 (12)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective July 25, 2022. (25)
3.4	Third Amended and Restated Bylaws. (22)
3.5	Amendment to Bylaws of Exela Technologies, Inc. (24)
3.6	Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock (4)
3.7	Certificate of Decrease of Series A Perpetual Convertible Preferred Stock. (22)
3.8	Certificate of Designations, Preferences, Rights and Limitations of Series B Cumulative Convertible Perpetual Preferred Stock, dated March 10, 2022. (20)
3.9	Certificate of Increase of Authorized Number of Shares of Series B Cumulative Convertible Perpetual Preferred Stock of Exela Technologies, Inc., effective July 25, 2022. (25)
3.10	Certificate of Decrease of Series B Perpetual Convertible Preferred Stock. (27)

Exhibit No.	Description	Filed or Furnished Herewith
3.11	Certificate of Designations, Preferences, Rights and Limitations of Tandem Preferred Stock. (22)
3.12	Certificate of Increase of Authorized Number of Shares of Tandem Preferred Stock of Exela Technologies, Inc., effective July 25, 2022. (25)
3.13	Certificate of Decrease of Tandem Preferred Stock. (27)
3.14	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock. (22)
3.15	Certificate of Elimination of Special Voting Preferred Stock of Exela Technologies, Inc., effective July 25, 2022. (25)
3.16	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock. (27)
4.1	Specimen Common Stock Certificate (1)
4.2	Specimen Warrant Certificate (1)
4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
4.4	Form of Common Stock Purchase Warrant (13)
4.5	Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee (4)
4.6	First Supplemental Indenture, dated July 12, 2017, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, the Subsidiary Guarantors set forth therein and Wilmington Trust, National Association, as Trustee (4)
4.7	Second Supplemental Indenture, dated May 20, 2020, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, Merco Holdings, LLC as Subsidiary Guarantor and Wilmington Trust, National Association, as Trustee. (10)
4.8	Third Supplemental Indenture, dated as of December 1, 2021, by and among Exela Intermediate LLC, Exela Finance Inc. and Wilmington Trust, National Association, as trustee (17)
4.9	Indenture, dated December 9, 2021, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, the Subsidiary Guarantors set forth therein and U.S.Bank, National Association, as Trustee. (19)
4.10	Supplemental Indenture, dated December 20, 2021, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, and U.S. Bank, National Association, as Trustee. (19)
4.11	Second Supplemental Indenture, dated February 24, 2022, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, and U.S. Bank, National Association, as Trustee. (19)
4.12	At Market Issuance Sales Agreement, dated September 30, 2021, by and among Exela Technologies, Inc. and B. Riley Securities, Inc., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Mizuho Securities USA LLC and Needham & Company, LLC (16)

Exhibit No.	Description	Filed or Furnished Herewith
4.13	Description of Securities (1)
10.1	Modification Agreement, dated as of June 15, 2017 (3)
10.2	Amended & Restated Registration Rights Agreement, dated July 12, 2017, by and among the Company and the Holders (4)
10.3	Securities Purchase Agreement (13)
10.4	Registration Rights Agreement (13)
10.5	First Lien Credit Agreement, dated July 12, 2017, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, the Lenders Party Thereto, Royal Bank of Canada, RBC Capital Markets, Credit Suisse Securities (USA) LLC, Natixis, New York Branch and KKR Capital Markets LLC (4)
10.6	First Amendment to First Lien Credit Agreement, dated July 13, 2018, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, the Lenders Party Thereto, Royal Bank of Canada, RBC Capital Markets, Credit Suisse Securities (USA) LLC, Natixis, New York Branch and KKR Capital Markets LLC (5)
10.7	Second Amendment to First Lien Credit Agreement, dated as of April, 16, 2019, by and among Exela Intermediate Holdings LLC, Exela Intermediate, LLC, each Subsidiary Loan Party listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto. (6)
10.8	Transition Agreement, dated as of May 15, 2020, by and between Exela Technologies, Inc. and James G. Reynolds. (10)
10.9	Transition Agreement, dated as of March 31, 2022, by and between Exela Technologies, Inc. and Ronald C. Cogburn. (21)
10.10	Third Amendment to First Lien Credit Agreement and First Amendment to Collateral Agency and Security Agreement (First Lien), dated as of May 15, 2020, by and among Exela Intermediate Holdings LLC, Exela Intermediate LLC, each Subsidiary Loan Party thereto, the Lenders party thereto and Wilmington Savings Fund Society, FSB (9)
10.11	Fourth Amendment to First Lien Credit Agreement, dated as of December 9, 2021. (19)
10.12	Revolving Loan Exchange and Prepayment Agreement, dated March 7, 2022, by and among Exela Intermediate Holdings, LLC, Exela Intermediate LLC, and the revolving lenders party thereto. (19)
10.13	Loan and Security Agreement, dated as of December 10, 2020, by and among the Borrower, the Company, as initial servicer, Alter Domus (US) LLC, as administrative agent and the lenders from time to time party thereto. (12)
10.14	First Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among Parent SPE, and certain other indirect, wholly-owned subsidiaries of the Company listed therein, and the Company, as initial servicer. (11)

Exhibit No.	Description	Filed or Furnished Herewith
10.15	Amended and Restated First Tier Receivable Purchase and Sale Agreement, dated as of June 17, 2022, by and among Parent SPE, and certain other indirect, wholly-owned subsidiaries of the Company listed therein, and the Company, as initial servicer. (23)
10.16	Second Tier Receivables Purchase and Sale Agreement, dated as of December 17, 2020, by and among, the Borrower, the Parent SPE and the Company, as initial servicer, pursuant to which the Parent SPE has sold or contributed and will sell or contribute to the Borrower certain receivables and related assets in consideration for a combination of cash and equity in the Borrower SPE (11)
10.17	Amended and Restated Second Tier Receivables Purchase and Sale Agreement, dated as of June 17, 2022, by and among, the Seller, the Parent SPE and the Company, as initial servicer, pursuant to which Parent SPE has sold or contributed and will sell or contribute to the Seller certain receivables and related assets in consideration for a combination of cash and equity in the Seller. (23)
10.18	Amended and Restated Receivables Purchase Agreement, dated as of June 17, 2022, by and among the Seller, the Purchasers, PNC Bank, National Association, as administrative agent and the Company, as initial servicer.(23)
10.19	Amended and Restated Sub-Servicing Agreement, dated as of June 17, 2022, by and among the Company as initial servicer, and BancTec, Inc., Economic Research Services, Inc., Exela Enterprise Solutions, Inc., SourceHOV Healthcare, Inc., United Information Services, Inc., HOV Enterprise Services, Inc., HOV Services, Inc., HOV Services, LLC, J&B Software, Inc., Novitex Government Solutions, LLC, Regulus Group II LLC, Regulus Group LLC, Regulus Integrated Solutions LLC, SourceCorp BPS Inc., Sourcecorp Management, Inc., as sub-servicers. (23)
10.20	Amended and Restated Pledge and Guaranty, dated as of the June 17, 2022, between the Parent SPE and PNC Bank, National Association, the administrative agent. (23)
10.21	Performance Guaranty, dated as of December 17, 2020, between the Company, as performance guarantor, and Alter Domus (US) LLC, as the administrative agent. (11)
10.22	Amended and Restated Performance Guaranty, dated as of June 17, 2022, between the Company, as performance guarantor, and PNC Bank, National Association, as administrative agent. (23)
10.23	Second Amendment to Loan Agreement, dated April 11, 2021 (14)
10.24	Amended and Restated Secured Promissory Note, dated as of December 7, 2021 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC. (21)
10.25	Amendment No. 1 to Amended and Restated Secured Promissory Note, dated as of January 13, 2022 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC. (21)

Exhibit No.	Description	Filed or Furnished Herewith
10.26	Amendment No. 2 to Amended and Restated Secured Promissory Note, dated as of March 31, 2022 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC. (21)
10.27	Amendment No. 3 to Amended and Restated Secured Promissory Note, dated as of May 9, 2022 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC.(26)
10.28	Amended and Restated Exela Technologies Inc. 2018 Stock Incentive Plan.(18)
10.29	Form of Option Grant Notice and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan. (7)
10.30	Form of Restricted Stock Unit Grant and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan. (7)
10.31	Exela Technologies, Inc. Executive Officer Annual Bonus Plan. (8)
10.32	Letter Agreement dated as of September 14, 2021 by and between Exela Technologies, Inc. and Par Chadha. (15)
10.33	Subscription, Voting and Redemption Agreement, dated as of May 19, 2022, by and between Exela Technologies, Inc. and GP-HGM LLC. (22)
10.34	Subscription, Voting and Redemption Agreement, dated as of March 7, 2023, by and between Exela Technologies, Inc. and GP-HGM LLC. (27)
10.35	Employment Agreement, dated as of July 26, 2022, between Exela Technologies BPA, LLC and Suresh Yannamani. (26)
21.1	Subsidiaries of Exela Technologies Inc.	Filed
23.1	Consent of KPMG LLP	Filed
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed
31.2	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed
32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
101.INS	Inline XBRL Instance Document	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed

Exhibit No.	Description	Filed or Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-198988).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2017.

(3)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on June 21, 2017.

(4)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 18, 2017.

(5)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 17, 2018.

(6)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on April 17, 2019.

(7)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on May 10, 2019.

(8)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on November 12, 2019.

(9)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on May 21, 2020.

(10)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on August 10, 2020.

(11)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on December 17, 2021.

(12)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on January 25, 2021.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 19, 2021.

(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 15, 2021.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 16, 2021.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 30, 2021.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 2, 2021.

(18)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed on February 16, 2022.

(19)	Incorporated by reference to the Registrants’ Annual Report on Form 10-K, filed on March 16, 2022.

(20)	Incorporated by reference from Exhibit (a)(1)(N) to Amendment No. 11 to Schedule TO, filed by the Company with the Securities and Exchange Commission on March 11, 2022.

(21)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on May 10, 2022.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 19, 2022.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 21, 2022

(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 29, 2022.

(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 26, 2022.

(26)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on August 12, 2022.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 13, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Par Chadha
May 1, 2023		Par Chadha, Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Par Chadha
May 1, 2023		Par Chadha,
Executive Chairman (Principal Executive Officer)

Dated:	By:	/s/ Shrikant Sortur
May 1, 2023		Shrikant Sortur, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Dated:	By:	/s/ Martin P. Akins
May 1, 2023		Martin P. Akins, Director

Dated:	By:	/s/ Marc A. Beilinson
May 1, 2023		Marc A. Beilinson, Director

Dated:	By:	/s/ Sharon Chadha
May 1, 2023		Sharon Chadha, Director

Dated:	By:	/s/ J. Coley Clark
May 1, 2023		J. Coley Clark, Director

Dated:	By:	/s/ Ronald C. Cogburn
May 1, 2023		Ronald C. Cogburn, Director

Dated:	By:	/s/ James G. Reynolds
May 1, 2023		James G. Reynolds, Director

Dated:	By:	/s/ William L. Transier
May 1, 2023		William L. Transier, Director