Form 10-Q
period 2023-03-31
Exela Technologies, Inc.
filed 2023-05-10
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, the registrant had 1,274,204,054 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended March 31, 2023

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022

(in thousands of United States dollars except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$9,908	$15,073
Restricted cash	40,911	29,994
Accounts receivable, net of allowance for credit losses of $8,263 and $6,402, respectively	99,322	101,616
Related party receivables and prepaid expenses	741	759
Inventories, net	16,913	16,848
Prepaid expenses and other current assets	28,020	26,206
Total current assets	195,815	190,496
Property, plant and equipment, net of accumulated depreciation of $213,178 and $207,520, respectively	68,518	71,694
Operating lease right-of-use assets, net	40,109	40,734
Goodwill	186,877	186,802
Intangible assets, net	191,121	200,982
Deferred income tax assets	1,578	1,483
Other noncurrent assets	29,084	29,721
Total assets	$713,102	$721,912

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$72,047	$79,249
Related party payables	2,548	2,473
Income tax payable	421	2,045
Accrued liabilities	63,459	61,340
Accrued compensation and benefits	51,134	54,143
Accrued interest	31,629	60,901
Customer deposits	19,090	16,955
Deferred revenue	18,278	16,405
Obligation for claim payment	58,413	44,380
Current portion of finance lease liabilities	5,167	5,485
Current portion of operating lease liabilities	11,373	11,867
Current portion of long-term debts	136,696	154,802
Total current liabilities	470,255	510,045
Long-term debt, net of current maturities	953,432	942,035
Finance lease liabilities, net of current portion	9,055	9,448
Pension liabilities, net	17,098	16,917
Deferred income tax liabilities	11,702	11,180
Long-term income tax liabilities	2,809	2,742
Operating lease liabilities, net of current portion	30,663	31,030
Other long-term liabilities	6,168	6,104
Total liabilities	1,501,182	1,529,501
Commitments and Contingencies (Note 8)

Stockholders' equity (deficit)
Common Stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 1,274,326,639 shares issued and 1,274,204,054 shares outstanding at March 31, 2023 and 278,777,820 shares issued and 278,655,235 shares outstanding at December 31, 2022	261	162
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively
Series A Preferred Stock, 2,778,111 shares issued and outstanding at March 31, 2023 and December 31, 2022	1	1
Series B Preferred Stock, 3,029,900 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Additional paid in capital	1,169,548	1,102,619
Less: Common Stock held in treasury, at cost; 122,585 shares at March 31, 2023 and December 31, 2022	(10,949)	(10,949)
Equity-based compensation	57,069	56,958
Accumulated deficit	(1,993,445)	(1,948,009)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(6,893)	(4,788)
Unrealized pension actuarial losses, net of tax	(3,672)	(3,583)
Total accumulated other comprehensive loss	(10,565)	(8,371)
Total stockholders’ deficit	(788,080)	(807,589)
Total liabilities and stockholders’ deficit	$713,102	$721,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$273,620	$279,398
Cost of revenue (exclusive of depreciation and amortization)	216,467	223,504
Selling, general and administrative expenses (exclusive of depreciation and amortization)	44,381	43,040
Depreciation and amortization	16,560	18,212
Related party expense	3,112	1,987
Operating profit (loss)	(6,900)	(7,345)
Other expense (income), net:
Interest expense, net	44,180	39,760
Debt modification and extinguishment costs (gain), net	(8,773)	884
Sundry expense, net	748	307
Other expense (income), net	(282)	6,159
Net loss before income taxes	(42,773)	(54,455)
Income tax expense	(2,663)	(2,501)
Net loss	$(45,436)	$(56,956)
Cumulative dividends for Series A Preferred Stock	(954)	(864)
Cumulative dividends for Series B Preferred Stock	(1,153)	(75)
Net loss attributable to common stockholders	$(47,543)	$(57,895)
Loss per share:
Basic and diluted	$(0.05)	$(3.37)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(45,436)	$(56,956)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(2,105)	1,477
Unrealized pension actuarial gains (losses), net of tax	(89)	308
Total other comprehensive loss, net of tax	$(47,630)	$(55,171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three months ended March 31, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2022	13,259,748	$37	2,778,111	$1	—	$—	122,585	$(10,949)	$838,853	$56,123	$(7,463)	$(10,946)	$(1,532,428)	$(666,772)
Net loss January 1 to March 31, 2022	—	—	—	—	—	—	—	—	—	—	—	—	(56,956)	(56,956)
Equity-based compensation	—	—	—	—	—	—	—	—	—	302	—	—	—	302
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,477	—	—	1,477
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	308	—	308
Common Stock exchanged for Series B Preferred Stock	(900,328)	(2)	—	—	900,328	—	—	—	2	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	11,814,075	24	—	—	—	—	—	—	114,509	—	—	—	—	114,533
Withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	(190)	—	—	—	(190)
Common Stock issued for vested RSUs	54,360	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances at March 31, 2022	24,227,855	$59	2,778,111	$1	900,328	$—	122,585	$(10,949)	$953,364	$56,235	$(5,986)	$(10,638)	$(1,589,384)	$(607,298)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2023	278,655,235	$162	2,778,111	$1	3,029,900	$—	122,585	$(10,949)	$1,102,619	$56,958	$(4,788)	$(3,583)	$(1,948,009)	$(807,589)
Net loss January 1 to March 31, 2023	—	—	—	—	—	—	—	—	—	—	—	—	(45,436)	(45,436)
Equity-based compensation	—	—	—	—	—	—	—	—	—	111	—	—	—	111
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,105)	—	—	(2,105)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	(89)	—	(89)
Issuance of Common Stock from at the market offerings, net of offering costs	995,548,819	99	—	—	—	—	—	—	66,929	—	—	—	—	67,028
Balances at March 31, 2023	1,274,204,054	$261	2,778,111	$1	3,029,900	$—	122,585	$(10,949)	$1,169,548	$57,069	$(6,893)	$(3,672)	$(1,993,445)	$(788,080)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(45,436)	$(56,956)
Adjustments to reconcile net loss
Depreciation and amortization	16,560	18,212
Original issue discount and debt issuance cost amortization	7,456	3,531
Debt modification and extinguishment costs (gain), net	(9,760)	196
Credit loss expense	1,983	61
Deferred income tax provision	521	635
Share-based compensation expense	111	308
Unrealized foreign currency losses (gain)	238	(180)
Loss (Gain) on sale of assets	88	(41)
Change in operating assets and liabilities, net of effect from acquisitions
Accounts receivable	950	(6,146)
Prepaid expenses and other assets	(1,494)	(8,858)
Accounts payable and accrued liabilities	(24,232)	5,345
Related party payables	94	(12)
Additions to outsource contract costs	(116)	(140)
Net cash used in operating activities	(53,037)	(44,045)
Cash flows from investing activities
Purchase of property, plant and equipment	(1,888)	(7,728)
Additions to patents	—	(25)
Additions to internally developed software	(1,014)	(829)
Proceeds from sale of assets	—	175
Net cash used in investing activities	(2,902)	(8,407)
Cash flows from financing activities
Proceeds from issuance of Common Stock from at the market offerings	69,260	119,196
Cash paid for equity issuance costs from at the market offerings	(2,232)	(4,664)
Borrowings under factoring arrangement and Securitization Facility	31,985	35,837
Principal repayment on borrowings under factoring arrangement and Securitization Facility	(31,325)	(34,144)
Cash paid for withholding taxes on vested RSUs	—	(195)
Lease terminations	—	(15)
Cash paid for debt issuance costs	(6,308)	(5,615)
Principal payments on finance lease obligations	(1,137)	(1,516)
Borrowings from senior secured revolving facility and BRCC revolver	9,600	—
Repayments on senior secured revolving facility	—	(49,477)
Proceeds from issuance of 2026 Notes	—	55,364
Borrowings from other loans	12,152	1,865
Cash paid for debt repurchases	(3,633)	—
Proceeds from Second Lien Note	31,500	—
Repayment of BRCC term loan	(34,204)	(22,675)
Principal repayments on senior secured term loans and other loans	(14,107)	(7,544)
Net cash provided by financing activities	61,551	86,417
Effect of exchange rates on cash	140	(50)
Net increase in cash and cash equivalents	5,752	33,915
Cash, restricted cash, and cash equivalents
Beginning of period	45,067	48,060
End of period	$50,819	$81,975
Supplemental cash flow data:
Income tax payments, net of refunds received	$1,147	$1,486
Interest paid	65,300	9,941
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	405	50
Accrued capital expenditures	1,945	1,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

1.     General

These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2022 included in the Exela Technologies, Inc. (the “Company,” “Exela,” “we,” “our” or “us”) annual report on Form 10-K for such period (as amended, the “2022 Form 10-K”).

The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission (“SEC”) Regulation S-X, as they apply to interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.

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

In performing this evaluation, we concluded that under the standards of ASC 205-40 the following conditions raised substantial doubt about our ability to continue as a going concern: a history of net losses, net operating cash outflows, working capital deficits and significant cash payments for interest on our long-term debt in addition to $43.9 million principal amount of indebtedness due to B. Riley Commercial Capital, LLC for revolver and term loans, $9.4 million principal amount of 2023 Notes, $67.5 million principal amount of senior secured term loans and $17.8 million principal amount of other debt (all as described in Note 5) which mature within the next twelve months from the filing date of this report. Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before May 10, 2024. As required under ASC 205-40, management’s evaluation does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented or are not within control of the Company, such as access to debt or equity financing that has not been committed.

The Company has undertaken and completed the following plans and actions to improve its available cash balances, liquidity or cash generated from operations, over the twelve month period from the date these financial statements are issued:

●	executed a $150.0 million financing with PNC Bank to replace the existing securitization facility that generated annual interest rate savings of approximately $5.0 million;

●	obtained $51.0 million of new funding from BRCC, consisting of $35.0 million of junior secured financing, a separate sale of receivables and an increase in availability under a revolving line of credit;
●	raised proceeds of $69.3 million from the sale of equity during the three months ended March 31, 2023;
●	repurchased $13.4 million of senior notes due 2023 during the three months ended March 31, 2023; and
●	identified and in the process of executing on estimated cost savings in the range of $65-$75 million for fiscal year 2023.

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

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Perpetual Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”), was calculated using the if-converted method. As of March 31, 2023, the outstanding shares of the Company’s Series A Preferred Stock and Series B Preferred Stock, if converted would have resulted in an additional 74,884 shares and 3,121,479 shares of our common stock (“Common Stock”) outstanding, respectively, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive (i.e., if included, would reduce the net loss per share).

Similarly, the Company also did not include the effect of 486,591 shares of Common Stock issuable upon exercise of 9,731,819 warrants sold in a private placement of securities on March 18, 2021 or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units, performance units and options (495,363 and 500,293 as of March 31, 2023 and 2022, respectively) in the calculation of diluted loss per share for the three months ended March 31, 2023 and 2022, because their effects were also anti-dilutive.

	Three Months Ended March 31,
	2023	2022
Net loss attributable to common stockholders (A)	$(47,543)	$(57,895)
Weighted average common shares outstanding – basic and diluted (B)	962,830,380	17,186,649
Loss Per Share:
Basic and diluted (A/B)	$(0.05)	$(3.37)

Merger Agreement

On October 9, 2022, the Company entered into a definitive merger agreement to merge our European business with CF Acquisition Corp. VIII (“CFFE”), a special purpose acquisition company, to form a new publicly-traded company which will be called XBP Europe Holdings, Inc. Upon closing of the transaction, we will indirectly own a majority of the outstanding capital stock of XBP Europe Holdings, Inc. The completion of these transactions is subject to customary closing conditions, several of which are outside the control of the parties, and there can be no assurance as to whether or when a closing will occur. These contemplated transactions are not reflected in these condensed consolidated financial statements.

2.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2023, the Company adopted ASU no. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. This ASU along with related additional clarificatory guidance in the ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326)” and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, was also adopted. Adoption of the standard was applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company has performed its analysis of the impact on its financial instruments that are within the scope of this guidance, primarily cash and cash equivalents, restricted cash and accounts receivable, based on class of financing receivables which share the same or similar risk characteristics such as customer type and geographic location, among others. For accounts receivable, the Company applied this methodology using aging schedules reflecting how long the receivables have been outstanding, historical collection experience, current and future economic and market conditions. There was no impact to the Company’s opening retained earnings or its condensed consolidated balance sheet upon adoption and as a result, the balances presented for December 31,2022, which were derived under the incurred loss model are comparable to March 31, 2023.

The following table describes the changes in the allowance for expected credit losses for the three months ended March 31, 2023 (all related to accounts receivables):

Balance at January 1, 2023 of the allowance for expected credit losses	$6,402
Change in the provision for expected credit losses for the period	1,861
Balance at March 31, 2023 of the allowance for expected credit losses	$8,263

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) no. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. While primarily related to contract assets and contract liabilities that were accounted for by the acquiree in accordance with ASC 606, the amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20. The ASU was applied prospectively. The adoption had no material impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures.

Recently Issued Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB-issued guidance clarifies the accounting for leasehold improvements associated with common control leases by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term), as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity, if, and when, the lessee no longer controls the use of the underlying asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

3.     Significant Accounting Policies

The information presented below supplements the Significant Accounting Policies information presented in our 2022 Form 10-K.

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

Disaggregation of Revenues

The Company is organized into three segments: Information & Transaction Processing Solutions (“ITPS”), Healthcare Solutions (“HS”), and Legal & Loss Prevention Services (“LLPS”) (See Note 13). The following tables disaggregate revenue from contracts by segment and by geographic region for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023				2022
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$146,025	$63,043	$16,869	$225,937	$148,344	$56,596	$17,795	$222,735
EMEA	42,778	—	—	42,778	51,978	—	—	51,978
Other	4,905	—	—	4,905	4,685	—	—	4,685
Total	$193,708	$63,043	$16,869	$273,620	$205,007	$56,596	$17,795	$279,398

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Accounts receivable, net	$99,322	$101,616
Deferred revenues	19,475	17,585
Customer deposits	19,090	16,955
Costs to obtain and fulfill a contract	1,575	1,674

Accounts receivable, net includes $24.9 million and $25.7 million as of March 31, 2023 and December 31, 2022, respectively, representing amounts not yet billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $6.8 million during the three months ended March 31, 2023 that had been deferred as of December 31, 2022.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. We recognized $0.2 million and 0.3 million of amortization for these costs for the three months ended March 31, 2023 and 2022, respectively within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred, if the amortization period would have been one year or less. These costs are included in selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of March 31, 2023 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2023	$29,649
2024	31,922
2025	26,870
2026	1,516
2027	617
2028 and thereafter	8
Total	$90,582

4.     Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	March 31, 2023
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,780	$(359,636)	$148,144
Developed technology	88,553	(88,087)	466
Patent	15	(6)	9
Trade names (b)	8,400	(3,101)	5,299
Outsource contract costs	17,305	(15,729)	1,576
Internally developed software	53,512	(37,055)	16,457
Purchased software	26,749	(7,579)	19,170
Intangibles, net	$702,314	$(511,193)	$191,121

	December 31, 2022
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,723	$(351,240)	$156,483
Developed technology	88,553	(88,000)	553
Patent	15	(6)	9
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	17,184	(15,509)	1,675
Internally developed software	52,441	(35,095)	17,346
Purchased software	26,749	(7,133)	19,616
Intangibles, net	$701,065	$(500,083)	$200,982

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2023 and 2022 is net of accumulated impairment losses of $44.1 million. Carrying amount of $5.3 million as at March 31, 2023 represents indefinite-lived intangible assets.

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approach the markets and interacts with customers. The Company is organized into three segments: ITPS, HS, and LLPS (See Note 13).

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2022 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at December 31, 2022 (a)
ITPS	$252,672	$—	$—	$(171,182)	$(339)	$81,151
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$358,323	$—	$—	$(171,182)	$(339)	$186,802

	Balances as at January 1, 2023 (a)	Additions	Deletions	Impairments	Currency Translation Adjustments	Balances as at March 31, 2023 (a)
ITPS	$81,151	$—	$—	$—	$75	$81,226
HS	86,786	—	—	—	—	86,786
LLPS	18,865	—	—	—	—	18,865
Total	$186,802	$—	$—	$—	$75	$186,877

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to ITPS was $487.7 million, $487.7 million and $316.5 million as at March 31, 2023, December 31, 2022 and December 31, 2021, respectively. Accumulated impairment relating to LLPS was $243.4 million as at March 31, 2023, December 31, 2022 and December 31, 2021.

The Company tests for goodwill impairment at the reporting unit level on October 1 of each year and on an interim basis, between annual tests, if a triggering event indicates the possibility of an impairment. The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. During the third quarter of 2022, the Company evaluated factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, and concluded that a triggering event for an interim impairment analysis had occurred. As part of that assessment, long-term projections were revised resulting in lower than previously projected long-term future cash flows for the reporting units which reduced the estimated fair value to below the carrying value. As a result of the interim impairment analysis at September 30, 2022, the Company recorded an impairment charge of $29.6 million, including taxes, to goodwill relating to ITPS.

Additionally, later during the fourth quarter of 2022, the Company conducted its annual budgeting process along with an update to its long-range plan. Following the completion of that process, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, concluding that a third triggering event for an impairment analysis had occurred. Revised long-term projections coupled with a decline in the market capitalization, resulted in lower than previously projected long-term future cash flows for the reporting units which reduced the estimated fair value to below carrying value. Accordingly, we performed another quantitative impairment test as of December 31, 2022, resulting in an additional impairment charge of $141.6 million, including taxes, to goodwill relating to ITPS. Therefore, as a result of these two interim impairment assessments in the third and fourth quarters of 2022, impairment charges totaling $171.2 million, including taxes, were recorded to goodwill for the year ended December 31, 2022.

5.     Long-Term Debt and Credit Facilities

Senior Credit Facilities

On July 12, 2017, subsidiaries of the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility scheduled to mature on July 12, 2022 (the “Revolving Credit Facility”).

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

The Repricing Term Loans bear interest at a rate per annum of, at the borrower’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans. The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the senior secured term loans that were incurred on July 12, 2017 pursuant to the Credit Agreement. The Repricing Term Loans will mature on July 12, 2023, the same maturity date as the prior senior secured term loans.

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

As a result of the Private Exchange, repurchases and periodic principal repayments, $67.5 million aggregate principal amount of the Term Loans maturing July 12, 2023 remains outstanding as of March 31, 2023.

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

The Exchange Notes were subject to a guarantee in the form of a true-up mechanism whereby the Company was responsible to make a payment to the holders of the Exchange Notes to true-up the shortfall below certain agreed thresholds, if holders of the Exchange Notes sold their notes at a price below that threshold during agreed periods in 2022. As security for the true-up obligation under the Revolver Exchange, the Company issued $10.0 million of principal amount of 2026 Notes as collateral (the “Collateral Notes”). The Collateral Notes were not reflected in the consolidated financial statements unless and until they were sold to third parties. On March 7, 2022, we recognized $17.4 million (the fair value of the true-up obligation as accounted for under ASC 450, Contingencies and ASC 460, Guarantees) as a liability with an offsetting debit to the original issuance discount of the issued Exchange Notes on the closing date of the Revolver Exchange. We remeasured our obligation under the true-up mechanism as of March 31, 2022 and accrued an additional $6.2 million liability based on the fair value of our obligation in other expense, net on the condensed consolidated statements of operations during first quarter of 2022.

On May 6, 2022, subsidiaries of the Company amended the true-up mechanism and placed an additional $20.0 million of principal amount of Collateral Notes and paid $5.0 million against the true-up amount payable. We remeasured our obligation under the amended terms of the true-up mechanism for the remainder of 2022 and accrued a net additional $6.3 million liability based on the fair value of our obligation. In July 2022, $9.0 million of principal amount of the Collateral Notes were sold by the holders of the Exchange Notes for net proceeds of $2.6 million and the proceeds were applied against the true-up amount payable. Additionally, in July 2022, the Company made a cash payment of $2.1 million which was applied against the true-up amount payable. In August 2022, the remaining balance of $20.2 million of net true-up liability was settled with cash payments of $9.9 million and by permitting the holders of the Exchange Notes to keep the $21.0 million of principal amount of 2026 Notes previously placed as Collateral Notes constituting an issuance.

Senior Secured 2023 Notes

On July 12, 2017, subsidiaries of the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2023 Notes bear interest at a rate of 10.0% per year. The issuers pay interest on the 2023 Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The 2023 Notes mature on July 15, 2023. As a result of the Public Exchange and repurchases (as discussed below), $9.4 million aggregate principal amount of the 2023 Notes remains outstanding as of March 31, 2023 maturing on July 15, 2023.

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

Senior Secured 2026 Notes

As of December 31, 2022, subsidiaries of the Company had $980.0 million aggregate principal amount of the 2026 Notes outstanding including $790.5 million in aggregate principal amount issued under the Public Exchange and Private Exchange transactions described above.

During the three months ended March 31, 2023, no 2026 Notes were sold by subsidiaries of the Company. The 2026 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2026 Notes bear interest at a rate of 11.5% per year. We pay interest on the 2026 Notes on January 15 and July 15 of each year, and commenced on July 15, 2022. The 2026 Notes mature on July 12, 2026.

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

$980.0 million aggregate principal amount of 2026 Notes were outstanding as of March 31, 2023.

Repurchases

In July 2021 the Company commenced a debt buyback program to repurchase senior secured indebtedness, which is ongoing. During the year ended December 31, 2022, we repurchased $15.0 million principal amount of the

Exchange Notes issued under the Revolver Exchange (as discussed above) for a net cash consideration of $4.7 million. These repurchase resulted in an early extinguishment of the Exchange Notes.

During the three months ended March 31, 2023, we repurchased $13.4 million principal amount of 2023 Notes for a net cash consideration of $4.2 million. The gain on early extinguishment of debt for the Exchange Notes during the three months ended March 31, 2023 totaled $9.8 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. Gain on the early extinguishment of debt during the three months ended March 31, 2023 is reported within debt modification and extinguishment costs (gain), net within our condensed consolidated statements of operations.

BRCC Facility

On November 17, 2021, GP2 XCV, LLC, a subsidiary of the Company (“GP2 XCV”), entered into a borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company was able to borrow an original principal amount of $75.0 million, which was later increased to $115.0 million as of December 7, 2021 (as the same may be amended from time to time, the “BRCC Term Loan”). On March 31, 2022, GP2 XCV entered into an amendment to the borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company was able to borrow up to $51.0 million under a separate revolving loan (the “BRCC Revolver”, collectively with the BRCC Term Loan, the “BRCC Facility”).

The BRCC Facility is secured by a lien on all the assets of GP2 XCV and by a pledge of the equity of GP2 XCV. GP2 XCV is a bankruptcy-remote entity and as such its assets are not available to other creditors of the Company or any of its subsidiaries other than GP2 XCV. The BRCC Facility will mature on June 10, 2023 with the BRCC Revolver being payable in 12 monthly installments so long as the borrower is in compliance with the BRCC Facility. Interest under the BRCC Facility accrues at a rate of 11.5% per annum (13.5% per annum default rate) and is payable quarterly on the last business day of each March, June, September and December. The purpose of BRCC Term Loan was to fund certain repurchases of the secured indebtedness and to provide funding for the Public Exchange transaction and Private Exchange transaction described above. The purpose of BRCC Revolver is to fund general corporate purposes.

During the three months ended March 31, 2023, we repaid $34.2 million of outstanding principal amount under the BRCC Term Loan along with $1.0 million of exit fees and borrowed $9.6 million of principal amount under BRCC Revolver. The exit fees paid on the partial prepayment of BRCC Term Loan were treated as a debt extinguishment cost under ASC 470-50 and reported within debt modification and extinguishment costs (gain), net in our condensed consolidated statements of operations. As of March 31, 2023, there were borrowings of $14.3 million and $29.6 million outstanding under the BRCC Term Loan and BRCC Revolver, respectively, maturing June 10, 2023. There was no availability under the BRCC Revolver as of March 31, 2023. GP 2XCV did not make a mandatory prepayment of approximately $3.2 million on BRCC Term Loan due for the month of March 2023.

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

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (the “Amended Receivables Purchase Agreement”) under its accounts receivable securitization facility among certain of the Company’s subsidiaries, its wholly-owned, “bankruptcy remote” special purpose subsidiaries (“SPEs”) and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. On June 17, 2022, the Company sold $85.0 million of its accounts receivable and used the whole proceeds from this sale to repay part of the borrowings from the Securitization Facility (as discussed above). These sales were transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s consolidated balance sheet. The Company de-recognized $408.9 million of accounts receivable under this agreement during the year ended December 31, 2022. The amount remitted to the Purchaser during fiscal year 2022 was $308.7 million. The Company de-recognized $140.0 million of accounts receivable under this agreement during the three months ended March 31, 2023. The amount remitted to the Purchasers during the three months ended March 31, 2023 was $141.3 million. Unsold accounts receivable of $48.1 million and $46.5 million were pledged by the SPEs as collateral to the Purchasers as of March 31, 2023 and December 31, 2022, respectively. These pledged accounts receivables are included in accounts receivable, net in the condensed consolidated balance sheets. The program resulted in a pre-tax loss of $1.9 million for the three months ended March 31, 2023.

The fair value of the sold accounts receivable approximated their book value due to their short-term nature. Sold accounts receivable are presented as a change in receivables within operating activities in the condensed consolidated statements of cash flows.

Second Lien Note

On February 27, 2023, Exela Receivables 3 Holdco, LLC and its subsidiary the Securitization Borrower and B. Riley Commercial Capital, LLC entered into a new Secured Promissory Note pursuant to which B. Riley Commercial Capital, LLC agreed to lend up to $35.0 million secured by a second lien pledge of the Securitization Borrower (the “Second Lien Note”). The Second Lien Note matures on June 17, 2025 and bears interest at a per annum rate of one-month Term SOFR plus 7.5%. Both subsidiaries are party to the Amended Receivables Purchase Agreement with PNC Bank, thus the transactions necessitated amendments to that agreement and related documents to permit the addition of subordinated debt and additional borrowing capacity into that transaction structure, in addition to providing for a $5.0 million fee to PNC for facilitating the transaction. In connection with the above-described facility, we also amended the BRCC Term Loan and BRCC Revolver to provide for $9.6 million of borrowing capacity, which was drawn as described above.

As of March 31, 2023, there were borrowings of $31.5 million outstanding under the Second Lien Note.

Long-Term Debt Outstanding

As of March 31, 2023 and December 31, 2022, the following long-term debt instruments were outstanding:

	March 31,	December 31,
	2023	2022
Other (a)	$31,586	25,117
Term loan under first lien credit agreement (b)	66,872	71,470
2023 notes (c)	9,395	22,762
2026 notes (d)	912,747	908,959
Secured borrowings under BRCC Facility	43,925	68,529
Second Lien Note (e)	25,603	—
Total debt	1,090,128	1,096,837
Less: Current portion of long-term debt	(136,696)	(154,802)
Long-term debt, net of current maturities	$953,432	$942,035

(a)	Other debt represents outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $0.1 million and $0.5 million as of March 31, 2023 and $0.2 million and $0.9 million as of December 31, 2022.
(c)	Net of unamortized original issue discount and debt issuance costs of $0.1 million and less than $0.1 million as of March 31, 2023 and $0.1 million and less than $0.1 million as of December 31, 2022.
(d)	Net of unamortized net original issue discount and debt issuance costs of $55.7 million and $11.5 million as of March 31, 2023; and unamortized net original issue discount and debt issuance costs of $58.8 million and $12.1 million as of December 31, 2022.
(e)	Net of unamortized debt issuance costs of $5.9 million as of March 31, 2023.

6.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded income tax expense of $2.7 million and $2.5 million for the three months ended March 31, 2023 and 2022, respectively.

The Company's ETR of (6.2)% for the three months ended March 31, 2023 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three months ended March 31, 2022, the Company’s ETR of (4.6)% differed from the expected U.S. statutory tax rate of 21.0%, and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of the TCJA.

As of March 31, 2023, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2022.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of March 31, 2023 and December 31, 2022 the Company recorded actuarial losses of $3.7 million and $3.6 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2023	2022
Service cost	$10	$16
Interest cost	749	517
Expected return on plan assets	(667)	(772)
Amortization:
Amortization of prior service cost	88	56
Amortization of net loss	385	688
Net periodic benefit cost	$565	$505

The Company records pension interest cost within interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within other income, net. Service cost is recorded within cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $0.6 million and $0.7 million to its pension plans during the three months ended March 31, 2023 and 2022, respectively. The Company has funded the pension plans with the required contributions for 2023 based on current plan provisions.

8.     Commitments and Contingencies

Adverse Arbitration Order

In April 2020, one of the Company's Nordic subsidiaries commenced an arbitration in Finland against a customer alleging breach of contract and other damages in connection with an outsourcing services agreement and transition services agreement executed in 2017. In September 2020, the customer submitted counterclaims against the Company in an aggregate amount in excess of €10.0 million. Following an expedited arbitration, in late November 2020, the arbitrator awarded the customer approximately $13.0 million in the aggregate for the counterclaimed damages and costs. The Company filed an application to annul the award in late January 2021 with the relevant court asserting, among other bases, that the arbitrator violated due process and procedural rules by disallowing the Company’s witness and expert testimony and maintaining the expedited format following the assertion of significant counterclaims which would ordinarily have required the application of normal rather than expedited rules. On May 28, 2021, the parties entered into a settlement agreement resolving this dispute for a total of $8.8 million including the reimbursement of certain third party charges. As of March 31, 2023, there was a net outstanding balance of $1.3 million for this matter included in accrued liabilities on the condensed consolidated balance sheet.

Contract-Related Contingencies

The Company has certain contingent obligations that arise in the ordinary course of providing services to its customers. These contingencies are generally the result of contracts that require the Company to comply with certain performance measurements or the delivery of certain services to customers by a specified deadline. The Company believes the adjustments to the transaction price, if any, under these contract provisions will not result in a significant revenue reversal or have a material adverse effect on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations or condensed consolidated statements of cash flows.

9.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including cash and cash equivalents, accounts receivable, accounts payable and current portion of other debt approximated their fair value as of March 31, 2023 and December 31, 2022, due to the relative short maturity of these instruments. Management estimates the fair values of the secured term loan, secured 2023 notes and secured 2026 notes at approximately 40.0%, 30.0% and 12.0% respectively, of the respective principal balances outstanding as of March 31, 2023 and approximately 64.0%, 65.0% and 15.5% respectively, of the respective principal balance outstanding as of December 31, 2022. The fair values of secured borrowings under the Company’s securitization facility, BRCC facility and Second Lien Note are equal to the respective carrying values. Other debt represents the Company’s outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt and current portion of long-term debts using Level 2 inputs, including any recent issuance of the debt, the Company’s credit rating, and the current risk-free rate.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2023 and December 31, 2022:

	Carrying	Fair	Fair Value Measurements
As of March 31, 2023	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$953,432	$158,281	$—	$158,281	$—
Current portion of long-term debts	136,696	90,239	—	90,239	—
Nonrecurring assets and liabilities:
Goodwill	186,877	186,877	—	—	186,877

	Carrying	Fair	Fair Value Measurements
As of December 31, 2022	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$942,035	$184,968	$—	$184,968	$—
Current portion of long-term debts	154,802	121,893	—	121,893	—
Nonrecurring assets and liabilities:
Goodwill	186,802	186,802	—	—	186,802

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

A summary of restricted stock unit activities under the 2018 Plan for the three months ended March 31, 2023 is summarized in the following table:

Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life	Aggregate
	of Units	Date Fair Value	(Years)	Intrinsic Value
Outstanding Balance as of December 31, 2022	1,515	$33.00	0.41	$50
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding Balance as of March 31, 2023	1,515	$33.00	0.17	$50

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the three months ended March 31, 2023 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period	Aggregate
	Outstanding	Date Fair Value	Exercise Price	(Years)	Intrinsic Value (2)
Outstanding Balance as of December 31, 2022	70,384	$112.77	$235.59	0.20	$—
Granted	—	—
Exercised	—	—
Forfeited	(1,536)	121.07
Expired	—	—
Outstanding Balance as of March 31, 2023 (1)	68,848	$112.59	$235.59	0.14	$—

(1) 50,622 of the outstanding options are exercisable as of March 31, 2023.

(2) Exercise prices of all of the outstanding options as of March 31, 2023 were higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value is zero.

As of March 31, 2023, there was approximately $0.1 million of total unrecognized compensation expense related to non-vested restricted stock unit awards and stock option awards under the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general, and administrative expenses. The Company incurred total compensation expense of $0.1 million and $0.1 million related to restricted stock unit awards and stock option awards under the 2018 Plan for the three months ended March 31, 2023 and 2022, respectively.

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

The following table summarizes the activity for the market performance restricted stock units for the three months ended March 31, 2023:

Weighted Average
		Weighted	Period Over
	Number	Average	Which Expected
	of Units	Fair Value	to be Recognized
Outstanding Balance as of December 31, 2022	425,000	$9.10	2.98
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding Balance as of March 31, 2023	425,000	$9.10	2.98

As of March 31, 2023, there was approximately $1.5 million of total unrecognized compensation expense related to non-vested performance unit awards, which will be recognized over the requisite service period. We recognized $0.2 million and $0.2 million compensation expense associated with the performance unit award for the three months ended March 31, 2023 and 2022, respectively.

11.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of our Common Stock and Tandem Preferred Stock (that provides a vote to holders of our Series B Preferred Stock, as described below) possess all voting power for the election of our Board of Directors (the “Board”) and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the Board in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. As of March 31, 2023 and December 31, 2022, there were 1,274,204,054 and 278,655,235 shares of Common Stock outstanding, respectively.

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

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100.0 million (“Common ATM Program–1”)	May 28, 2021 through July 1, 2021	2,471,185	$40.164	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150.0 million (“Common ATM Program–2”)	June 30, 2021 through September 2, 2021	2,879,023	$52.069	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through March 31, 2022	16,743,797	$14.931	$250.0 million	$241.0 million
Prospectus supplement dated May 23, 2022 with an aggregate offering price of up to $250.0 million (“Common ATM Program–4”)	May 24, 2022 through March 31, 2023	1,252,436,438	$0.181	$226.4 million	$219.3 million

Due to the late filing of our 2022 Form 10-K the Company lost eligibility to use Form S-3 (and thereby the ability to conduct at the market offerings) for twelve full calendar months following the date the Annual Report was due.

Share Buyback Program

On August 10, 2022, the Company’s Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company is permitted to repurchase up to 10,000,000 shares of Common Stock over the next two-year period. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares of Common Stock. No shares were repurchased under the 2022 Share Buyback Program during the three months ended March 31, 2023. As of March 31, 2023, we had repurchased and concurrently retired a total of 357,461 shares of Common Stock pursuant to the 2022 Share Buyback Program.

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

Series A Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board. The Company has designated 2,800,000 shares of its authorized preferred stock as Series A Preferred Stock. At March 31, 2023 and December 31, 2022, the Company had 2,778,111 shares of Series A Preferred Stock outstanding. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of March 31, 2023, each outstanding share of Series A Preferred Stock was convertible into 0.0270 shares of Common Stock using this conversion formula. Accordingly, as of March 31, 2023, 74,884 shares of Common Stock were issuable upon conversion of the remaining 2,778,111 shares of Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series A Liquidation Preference”) per share of Series A Preferred Stock, paid or accrued quarterly in arrears on the 15th day of each March, June, September and December. From the issue date through December 31, 2022, the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Series A Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series A Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series A Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation for the three months ended March 31, 2023 and 2022 was $1.0 million and $0.9, respectively. As of March 31, 2023, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 was $16.9 million. The per share average of cumulative preferred dividends for the three months ended March 31, 2023 and 2022 is $0.3 and $0.3, respectively.

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

Series B Preferred Stock and Tandem Preferred Stock

The Company has designated 8,100,000 shares of its authorized and unissued preferred stock as Series B Preferred Stock. At March 31, 2023 and December 31, 2022, the Company had 3,029,900 shares of Series B Preferred Stock outstanding. The par value of the Series B Preferred Stock is $0.0001 per share. Each share of Series B Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of liquidation preference per share as adjusted for accrued but unpaid dividends, as described below. As of March 31, 2023, after taking into account the payment of the accrued dividend, each outstanding share of Series B Preferred Stock was convertible into 1.0302 share of Common Stock using this conversion formula. Accordingly, as of March 31, 2023, 3,121,479 shares of Common Stock were issuable upon conversion of 3,029,900 shares of outstanding Series B Preferred Stock. The Series B Preferred Stock are listed on the Nasdaq under the symbol “XELAP”.

Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 6% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series B Liquidation Preference”) per share of Series B Preferred Stock, paid or accrued quarterly in arrears on the last day of each of March, June, September and December. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series B Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series B Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series B Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation for the three months ended March 31, 2023 and 2022 was $1.2 million and less than $0.1 million, respectively as reflected on the condensed consolidated statement of operations. As of March 31, 2023, the total accumulated but unpaid dividends on the Series B Preferred Stock since inception on March 23, 2022 was $2.3 million. The per share average of cumulative preferred dividends for the three months ended March 31, 2023 and 2022 was $0.38 and $0.08, respectively.

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

Redeemable Special Voting Preferred Stock

On March 7, 2023, the Company issued 1,000,000 shares of special voting preferred stock, par value $0.0001 per share (“Redeemable Special Voting Preferred Stock”) at par value of $100 to GP-HGM LLC, an entity affiliated to the Executive Chairman of the Company, pursuant to a certain subscription, voting and redemption agreement (the “Subscription, Voting and Redemption Agreement”). The Executive Chairman of the Company was the designated manager of GP-HGM LLC. As a sole holder of the Redeemable Special Voting Preferred Stock, GP-HGM LLC is entitled to 75,000 votes per share, to be voted together and in proportion with the holders of the Company’s voting capital stock as a single class at the Special Meeting of our Stockholders originally scheduled for May 4, 2023 (but adjourned to May 11, 2023). At the Special Meeting, stockholders will be asked to approve the adoption of an amendment to the Company’s certificate of incorporation to effect a reverse split of the Company’s outstanding Common Stock at a ratio in the range of 1-for-100 to 1-for-200, to be determined at the discretion of the Company’s board of directors and publicly disclosed prior to the effectiveness of such reverse stock split (the “2023 Reverse Stock Split Proposal”), whereby each outstanding 100 to 200 shares would be reclassified and combined into 1 share of Common Stock, with the primary intent of increasing the price of the Common Stock in order to meet the Nasdaq Capital Market $1 minimum bid price listing requirement, without which the Company’s equity securities may be delisted from Nasdaq. The Company has further agreed to redeem the shares of Special Voting Stock for an aggregate price of $100 on the first business day following the date on which the voting on the 2023 Reverse Stock Split Proposal has concluded.

Treasury Stock

As of March 31, 2023, the Company has 46,452 shares repurchased and held as treasury stock under a prior expired share buyback program authorized on November 8, 2017. The Company records treasury stock using the cost method.

Warrants

At March 31, 2023, there were warrants outstanding to purchase 486,591 shares of our Common Stock, consisting of 9,731,819 warrants to purchase one-twentieth of one share from the private placement that was completed in March 2021.

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

Each private placement warrant entitles the holder to purchase one-twentieth of one share of Common Stock, at an exercise price of $80.00 per share and will expire on September 19, 2026. The private placement warrants are not traded as of March 31, 2023 and are not subject to redemption by the Company.

12.   Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, and together with certain of their affiliated entities managed by HandsOn Global Management LLC, including such entity, “HGM”) of less than $0.1 million for each of the three months ended March 31, 2023 and 2022. Certain members of our Board, including our Executive Chairman, Par Chadha, Sharon Chadha, Ron Cogburn, and James Reynolds are, have been, or may be deemed to be affiliated with HGM.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees relating to these agreements of $2.4 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was less than $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively. These expenses are included in cost of revenue in the condensed consolidated statements of operations.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between our Executive Chairman and the president of Oakana Holdings, Inc. The expense recognized for these services was less than $0.1 million for each of the three months ended March 31, 2023 and 2022.

Subscription Agreements

On July 21, 2022, the Company entered into a subscription agreement with its Executive Chairman. Pursuant to this subscription agreement, on August 11, 2022, the Company issued and sold 70,921 shares of Common Stock of the Company to Par Chadha for a purchase price of $0.1 million.

Subscription, Voting and Redemption Agreement

As described above, on March 7, 2023, the Company issued 1,000,000 shares of Redeemable Special Voting Preferred Stock for $100 to GP-HGM LLC, pursuant to a certain subscription, voting and redemption agreement. The Company has further agreed to redeem the shares of Special Voting Stock for an aggregate price of $100 on the first business day following the date on which the voting on the 2023 Reverse Stock Split Proposal has concluded.

Payable and Receivable/Prepayment Balances with Affiliates

Payable and receivable/prepayment balances with affiliates as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$649	$—	$412	$—
Rule 14	—	2,548	—	2,473
HGM	92	—	347	—
	$741	$2,548	$759	$2,473

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

	Three months ended March 31, 2023
	ITPS	HS	LLPS	Total
Revenue	$193,708	$63,043	$16,869	$273,620
Cost of revenue (exclusive of depreciation and amortization)	158,511	46,736	11,220	216,467
Segment profit	35,197	16,307	5,649	57,153
Selling, general and administrative expenses (exclusive of depreciation and amortization)				44,381
Depreciation and amortization				16,560
Related party expense				3,112
Interest expense, net				44,180
Debt modification and extinguishment costs (gain), net				(8,773)
Sundry expense, net				748
Other income, net				(282)
Net loss before income taxes				$(42,773)

	Three months ended March 31, 2022
	ITPS	HS	LLPS	Total
Revenue	$205,007	$56,596	$17,795	$279,398
Cost of revenue (exclusive of depreciation and amortization)	163,586	46,731	13,187	223,504
Segment profit	41,421	9,865	4,608	55,894
Selling, general and administrative expenses (exclusive of depreciation and amortization)				43,040
Depreciation and amortization				18,212
Related party expense				1,987
Interest expense, net				39,760
Debt modification and extinguishment costs (gain), net				884
Sundry expense, net				307
Other expense, net				6,159
Net loss before income taxes				$(54,455)

14. Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when these condensed consolidated financial statements were issued to determine if they must be reported. The Management of the Company determined that except as set forth below there were no separately reportable subsequent event(s) to be disclosed.

On May 2, 2023, B. Riley Commercial Capital, LLC provided notice to GP 2XCV and GP 2XCV Holdings LLC, bankruptcy remote subsidiaries of the Company, claiming that GP 2XCV failed to timely make certain payments due for the months of March and April 2023 and provide notice of those failures, all as required by the BRCC Facility. On May 10, 2023, B. Riley Commercial Capital, LLC agreed to waive these defaults based on GP 2XCV’s agreement to pay $1.6 million by May 17, 2023 and $1.6 million by May 26, 2023, subject to accrual of interest on the BRCC Facility at the default rate of 13.5% beginning from March 31, 2023, through the date of payment.

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

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, estimated or anticipated future results and benefits, future opportunities for Exela, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; the impact of the COVID-19 pandemic; the impact of the 2022 network outage, cyber incidents such as a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this quarterly report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”) under the heading “Risk Factors”, and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on any websites that may be referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide our expectations, plans or forecasts of future events and views as of the date of this quarterly report. We anticipate that subsequent events and developments may cause our assessments to change. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this quarterly report.

Overview

Exela Technologies, Inc. (“Exela”, the “Company”, “we” or “us”) is a business process automation leader leveraging a global footprint and proprietary technology to help turn the complex into the simple through user friendly software platforms and solutions that enable our customers’ digital transformation. We have decades of expertise earned from serving more than 4,000 customers worldwide, including many of the world’s largest enterprises and over 60% of the Fortune® 100, in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. Our technology-enabled solutions allow global organizations to address critical challenges resulting from the massive amounts of data obtained and created through their daily operations. Our solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. Through cloud-enabled platforms, built on a configurable stack of automation modules, and approximately 15,000 employees operating in 21 countries, Exela rapidly deploys integrated technology and operations as an end-to-end digital journey partner.

We believe our process expertise, information technology capabilities and operational insights enable our customers’ organizations to more efficiently and effectively execute transactions, make decisions, drive revenue and profitability, and communicate critical information to their employees, customers, partners, and vendors. Our solutions are location agnostic, and we believe the combination of our hybrid hosted solutions and global work force in the Americas, EMEA and Asia offers meaningful differentiation in the industries we serve and services we provide.

History

We are a former special purpose acquisition company that completed an initial public offering on January 22, 2015. In July 2017, Exela, formerly known as Quinpario Acquisition Corp. 2 (“Quinpario”), completed its acquisition of SourceHOV Holdings, Inc. (“SourceHOV”) and Novitex Holdings, Inc. (“Novitex”) pursuant to a business combination agreement dated February 21, 2017 (“Novitex Business Combination”). In conjunction with the completion of the Novitex Business Combination, Quinpario was renamed Exela Technologies, Inc.

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

As of March 31, 2023, we had approximately 15,000 employees globally, with 56% located in the Americas and EMEA, and the remainder located primarily in India, the Philippines and China.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $129.4 million and $132.9 million for the three months ended March 31, 2023 and 2022, respectively. The majority of our personnel costs are variable and incurred only while we are providing our services.

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

Results of Operations

Three Months ended March 31, 2023 Compared to Three Months Ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Change	% Change
Revenue:
ITPS	$193,708	$205,007	$(11,299)	(5.51)%
HS	63,043	56,596	6,447	11.39%
LLPS	16,869	17,795	(926)	(5.20)%
Total revenue	273,620	279,398	(5,778)	(2.07)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	158,511	163,586	(5,075)	(3.10)%
HS	46,736	46,731	5	0.01%
LLPS	11,220	13,187	(1,967)	(14.92)%
Total cost of revenues	216,467	223,504	(7,037)	(3.15)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	44,381	43,040	1,341	3.12%
Depreciation and amortization	16,560	18,212	(1,652)	(9.07)%
Related party expense	3,112	1,987	1,125	56.62%
Operating profit (loss)	(6,900)	(7,345)	445	(6.06)%
Interest expense, net	44,180	39,760	4,420	11.12%
Debt modification and extinguishment costs (gain), net	(8,773)	884	(9,657)	(1092.42)%
Sundry expense, net	748	307	441	143.65%
Other expense (income), net	(282)	6,159	(6,441)	(104.58)%
Net loss before income taxes	(42,773)	(54,455)	11,682	(21.45)%
Income tax expense	(2,663)	(2,501)	(162)	6.48%
Net loss	$(45,436)	$(56,956)	$11,520	(20.23)%

Revenue

For the three months ended March 31, 2023, our revenue on a consolidated basis decreased by $5.8 million, or 2.1%, to $273.6 million from $279.4 million for the three months ended March 31, 2022. We experienced revenue decline in the ITPS and LLPS segments and revenue growth in the HS segment. Our ITPS, HS, and LLPS segments constituted 70.8%, 23.0%, and 6.2% of total revenue, respectively, for the three months ended March 31, 2023, compared to 73.4%, 20.3%, and 6.4%, respectively, for the three months ended March 31, 2022. The revenue changes by reporting segment were as follows:

ITPS— For the three months ended March 31, 2023, revenue attributable to our ITPS segment decreased by $11.3 million, or 5.5% compared to the same period in the prior year. This revenue decline is attributable to transition revenue and other customer losses. The reported ITPS segment revenue decline was also impacted by $3.2 million from currency conversion attributable to the depreciation of the Euro and U.K. pound sterling against the U.S. dollar during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

HS— For the three months ended March 31, 2023, revenue attributable to our HS segment increased by $6.4 million, or 11.4% compared to the same period in the prior year primarily due to higher volumes from our existing healthcare customers.

LLPS— For the three months ended March 31, 2023, revenue attributable to our LLPS segment decreased by $0.9 million, or 5.2% compared to the same period in the prior year primarily due to a decrease in project based engagements in legal claims administration services.

Cost of Revenue

For the three months ended March 31, 2023, our cost of revenue decreased by $7.0 million, or 3.1%, compared to the three months ended March 31, 2022. Costs in our ITPS segment decreased by $5.1 million, or 3.1%, primarily attributable to the corresponding decline in revenues and cost savings flow through. HS segment costs remained flat even though revenue was higher primarily due to savings flowthrough from automation related productivity improvements. LLPS segment cost of revenue decreased by $2.0 million, or 14.9%.

The decrease in cost of revenues on a consolidated basis was primarily due to decrease in employee-related costs of $3.5 million, lower infrastructure and maintenance costs of $2.4 million, lower operating costs of $1.7 million offset by higher travel costs of $0.2 million and higher pass through costs of $0.4 million.

Cost of revenue for the three months ended March 31, 2023 was 79.1% of revenue compared to the 80.0% for the comparable same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses increased $1.3 million, or 3.1%, to $44.4 million for the three months ended March 31, 2023, compared to $43.0 million for the three months ended March 31, 2022. The increase was primarily attributable to higher legal and professional fees of $2.3 million and higher other SG&A expenses of $1.9 million offset by lower employee related costs by $1.0 million, lower travel costs of $0.3 million and lower infrastructure, maintenance and operating costs of $1.6 million. SG&A expenses increased as a percentage of revenues to 16.2% for the three months ended March 31, 2023 as compared to 15.4% for the three months ended March 31, 2022.

Depreciation & Amortization

Total depreciation and amortization expense was $16.6 million and $18.2 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in total depreciation and amortization expense by $1.7 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Related Party Expenses

Related party expense was $3.1 million for the three months ended March 31, 2023 compared to $2.0 million for the three months ended March 31, 2022.

Interest Expense

Interest expense was $44.2 million for the three months ended March 31, 2023 compared to $39.8 million for the three months ended March 31, 2022. The increase in total interest expense by $4.4 million was primarily due to $3.8 million of original issue discount amortization.

Debt modification and extinguishment costs (gain), net

Debt modification and extinguishment gain was $8.8 million for the three months ended March 31, 2023 compared to a loss of $0.9 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, we repurchased $13.4 million principal amount of 2023 Notes for a net cash consideration of $4.2 million. The gain on early extinguishment of debt for the Exchange Notes during the three months ended March 31, 2023 totaled $9.8 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the three months ended March 31, 2023, we paid $1.0 million of exit fee on the partial prepayment of BRCC Term Loan which was treated as a debt extinguishment cost.

Sundry Expense, net

Sundry expense, net was $0.7 million for the three months ended March 31, 2023 compared to sundry expense, net of 0.3 million for the three months ended March 31, 2022.  The change over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense (Income), net

Other income, net was $0.3 million for the three months ended March 31, 2023 compared to other expense, net of $6.2 million for the three months ended March 31, 2022. For the three months ended March 31, 2022, the expenses were primarily attributable to remeasurement of our true-up guarantee obligation under the Revolver Exchange (as defined below) and accrual of true-up liability based on the market price for the 2026 Notes.

Income Tax Expense

The company recorded income tax expense of $2.7 million for the three months ended March 31, 2023 and an income tax expense of $2.5 million for the three months ended March 31, 2022. The tax expense is primarily impacted by permanent tax adjustments, state and local current expense, foreign operations and valuation allowances. The tax expense for three months ending March 31, 2023 is slightly higher than the three months ending March 31, 2022 primarily because of in an increase in foreign expense relating for foreign exchange gains.

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

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net Loss	$(45,436)	$(56,956)
Taxes	2,663	2,501
Interest expense	44,180	39,760
Depreciation and amortization	16,560	18,212
EBITDA	17,967	3,517
Optimization and restructuring expenses (1)	6,168	6,837
Transaction and integration costs (2)	5,156	3,704
Non-cash equity compensation (3)	111	317
Other charges including non-cash (4)	8,514	13,233
Loss/(Gain) on sale of assets (5)	199	(115)
Debt modification and extinguishment costs (gain), net	(8,773)	884
Contract costs (6)	5,353	7,751
Adjusted EBITDA	$34,695	$36,128

(1)	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
(2)	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
(3)	Represents the non-cash charges related to restricted stock units and options.
(4)	Represents fair value adjustments to guaranteed true up of settlement notes, accelerated ASC842 amortization of operating lease ROU asset and other non-cash charges. Other charges include severance, retention bonus, facility consolidation, relocation and recruitment costs, loss contracts, network outage related costs and other transition costs.
(5)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(6)	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Liquidity and Capital Resources

Overview

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The following conditions raised substantial doubt about our ability to continue as a going concern: a history of net losses, net operating cash outflows, working capital deficits and significant cash payments for interest on our long-term debt in addition to the principal payments due on our indebtedness due in June and July of 2023 (described below). Going concern matters are more fully discussed in Note 1, General.

Liquidity is the availability of adequate amounts of cash with an enterprise to meet its needs for cash requirements. At March 31, 2023, cash and cash equivalents totaled $50.8 million, including restricted cash of $40.9 million. As of March 31, 2023, our working capital deficit amounted to $274.4 million, a decrease of $45.1 million as compared to working capital deficit of $319.5 million as of December 31, 2022. This decrease in working capital deficit is primarily a result of decreases in accrued interest and current portion of long-term debts and increase in restricted cash.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments and taxes. Specifically, $14.3 million of BRCC Term Loan and $29.6 million outstanding under the BRCC Revolver both mature in June 2023 (with the BRCC Revolver being payable in 12 monthly installments so long as the borrower is in compliance with the BRCC Facility). Also, maturing in July 2023 are $9.4 million aggregate principal amount of the 2023 Notes and $67.5 million aggregate principal amount of the Term Loans. The current maturity of the other debts is $17.8 million. The Company’s Term Loans also require us to make periodic principal repayments. See Note 5 – Long-Term Debt and Credit Facilities, Note 7 – Employee Benefit Plans, and Note 8 – Commitments and Contingencies, to our condensed consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.

We currently expect to spend approximately $15.0 to $20.0 million on total capital expenditures over the next twelve months. We will continue to evaluate additional capital expenditure needs that may arise due to changes in the business model. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives, applications or technologies, operation centers and acquisition of complementary businesses, which may require the use of significant cash resources and/or additional financing. During the fourth quarter of 2022 one of our subsidiaries that is not bound by the 2026 Indenture purchased a portion of the onsite business and certain related assets from another subsidiary that is bound by the 2026 Indenture generating net proceeds to the seller of approximately $125.0 million. If the Company does not reinvest or otherwise utilize such proceeds as contemplated by the 2026 Indenture within one year of this transaction, then the Issuers of the 2026 Notes may be required to make an “Asset Sales Offer” with the unused proceeds to the extent they exceed $75.0 million as described in the 2026 Indenture. If such proceeds are not available to the Company to satisfy this obligation at the date required, the Company would not be in compliance with the 2026 Indenture at that time.

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

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100.0 million (“Common ATM Program–1”)	May 28, 2021 through July 1, 2021	2,471,185	$40.164	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150.0 million (“Common ATM Program–2”)	June 30, 2021 through September 2, 2021	2,879,023	$52.069	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through March 31, 2022	16,743,797	$14.931	$250.0 million	$241.0 million
Prospectus supplement dated May 23, 2022 with an aggregate offering price of up to $250.0 million (“Common ATM Program–4”) (1)	May 24, 2022 through March 31, 2023	1,252,436,438	$0.181	$226.4 million	$219.3 million
(1)	Due to the late filing of its Annual Report the Company lost eligibility to use Form S-3 (and thereby the ability to conduct at the market offerings) for twelve full calendar months following the date the Annual Report was due.

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (the “Amended Receivables Purchase Agreement”) under the Securitization Facility among certain of the Company’s subsidiaries, its wholly-owned, “bankruptcy remote” special purpose subsidiaries (“SPEs”) and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company de-recognized $408.9 million of accounts receivable under this agreement during the year ended December 31, 2022. The amount remitted to the Purchasers during fiscal year 2022 was $308.7 million. The Company de-recognized $140.0 million of accounts receivable under this agreement during the three months ended March 31, 2023. The amount remitted to the Purchasers during the three months ended March 31, 2023 was $141.3 million. Unsold accounts receivable of $48.1 million and $46.5 million were pledged by the SPEs as collateral to the Purchasers as of March 31, 2023 and December 31, 2022, respectively.

On August 10, 2022, the Company’s board of directors authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company is authorized to repurchase, from time to time, up to 10,000,000 shares of its Common Stock over the following two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. No shares were repurchased under the 2022 Share Buyback Program during the three months ended March 31, 2023. As of March 31, 2023, we had repurchased and concurrently retired a total of 357,461 shares of Common Stock pursuant to the 2022 Share Buyback Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
Net cash used in operating activities	$(53,037)	$(44,045)	$(8,992)
Net cash used in investing activities	(2,902)	(8,407)	5,505
Net cash provided by financing activities	61,551	86,417	(24,866)
Subtotal	$5,612	33,965	$(28,353)
Effect of exchange rates on cash	140	(50)	190
Net increase in cash and cash equivalents	$5,752	$33,915	$(28,163)

Analysis of Cash Flow Changes between the three months ended March 31, 2023 and March 31, 2022

Operating Activities—The increase of $9.0 million in net cash used in operating activities for the three months ended March 31, 2023 was primarily due to increase in cash outflow for accounts payable and accrued liabilities. This increase in cash used in operating activities was partially offset by lower cost of revenue and other expenses and cash inflow from the sale of accounts receivable during the three months ended March 31, 2023.

Investing Activities—The decrease of $5.5 million in net cash used in investing activities for the three months ended March 31, 2023 was primarily due to lower additions to property, plant and equipment and patents in 2023 offset by higher additions to internally developed software and a decrease in proceeds from the sale of assets.

Financing Activities— Cash provided by financing activities during the three months ended March 31, 2023 was $61.5 million, primarily as a result of $67.0 million of net proceeds from equity offerings, $31.5 million of proceeds from Second Lien Note, $12.1 million of proceeds from borrowings from other loans offset by debt issuance costs of $6.3 million, repayments on the BRCC Facility and senior secured term loans and other loans of $48.3 million and cash outflow of $3.6 million for 2023 Notes repurchases.

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

Senior Credit Facilities

On July 12, 2017, subsidiaries of the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan maturing July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility scheduled to mature on July 12, 2022 (the “Revolving Credit Facility”).

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

The Term Loans bear interest at a rate per annum of, at the borrower’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans. The Term Loans will mature on July 12, 2023. As of March 31, 2023, the interest rate applicable for the first lien senior secured term loan was 11.661%.

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

As a result of the Private Exchange, repurchases (as discussed below) and periodic principal repayments, $67.5 million aggregate principal amount of the Term Loans maturing July 12, 2023 remains outstanding as of March 31, 2023.

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

The Exchange Notes were subject to a guarantee in the form of a true-up mechanism whereby the Company was responsible to make a payment to the holders of the Exchange Notes if holders of the Exchange Notes sold their notes at a price below certain agreed thresholds during agreed periods in 2022. The Company settled the true-up obligation with total cash payments of $16.9 million and by permitting the holders of the Exchange Notes to keep the $21.0 million of principal amount of 2026 Notes previously placed as Collateral Notes constituting an issuance. In addition, $9.0 million of principal amount of 2026 Notes, which had been placed as Collateral Notes with the holders of the Exchange Notes, were sold by the holders for net proceeds of $2.6 million which was applied against the true-up obligation.

Senior Secured 2023 Notes

Upon the closing of the Novitex Business Combination on July 12, 2017, subsidiaries of the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 10.0% per year. We pay interest on the 2023 Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The 2023 Notes are jointly and severally guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2023 Notes mature on July 15, 2023. As a result of the Public Exchange and repurchases (as discussed below), $9.4 million aggregate principal amount of the 2023 Notes remains outstanding as of March 31, 2023.

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

Senior Secured 2026 Notes

As of December 31, 2022, subsidiaries of the Company had $980.0 million aggregate principal amount of the 2026 Notes outstanding including $790.5 million in aggregate principal amount issued under the Public Exchange and Private Exchange transactions described above.

During the three months ended March 31, 2023, no 2026 Notes were sold by subsidiaries of the Company. The 2026 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2026 Notes bear interest at a rate of 11.5% per year. We pay interest on the 2026 Notes on January 15 and July 15 of each year, and commenced on July 15, 2022. The 2026 Notes mature on July 12, 2026.

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

$980.0 million aggregate principal amount of 2026 Notes were outstanding as of March 31, 2023.

Repurchases

In July 2021 the Company commenced a debt buyback program to repurchase senior secured indebtedness, which is ongoing. During the year ended December 31, 2022, we repurchased $15.0 million principal amount of Exchange Notes issued under the Revolver Exchange (as discussed above) for a net cash consideration of $4.7 million. These repurchase resulted in an early extinguishment of the Exchange Notes.

During the three months ended March 31, 2023, we repurchased $13.4 million principal amount of 2023 Notes for a net cash consideration of $4.2 million. The gain on early extinguishment of debt for the Exchange Notes during the three months ended March 31, 2023 totaled $9.8 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs.

BRCC Facility

On November 17, 2021, GP2 XCV, LLC, a subsidiary of the Company (“GP2 XCV”), entered into a borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company was able to borrow an original principal amount of $75.0 million, which was later increased to $115.0 million as of December 7, 2021 (as the same may be amended from time to time, the “BRCC Term Loan”). On March 31, 2022, GP2 XCV entered into an amendment to the borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company was able to borrow up to $51.0 million under a separate revolving loan (the “BRCC Revolver”, collectively with the BRCC Term Loan, the “BRCC Facility”).

The BRCC Facility is secured by a lien on all the assets of GP2 XCV and by a pledge of the equity of GP2 XCV. GP2 XCV is a bankruptcy-remote entity and as such its assets are not available to other creditors of the Company or any of its subsidiaries other than GP2 XCV. The BRCC Facility will mature on June 10, 2023 with the BRCC Revolver being payable in 12 monthly installments so long as the borrower is in compliance with the BRCC Facility. Interest under the BRCC Facility accrues at a rate of 11.5% per annum (13.5% per annum default rate) and is payable quarterly on the last business day of each March, June, September and December. The purpose of BRCC Term Loan was to fund certain repurchases of our secured indebtedness and to provide funding for the Public Exchange transaction and Private Exchange transaction described above. The purpose of BRCC Revolver is to fund general corporate purposes.

During the three months ended March 31, 2023, we repaid $34.2 million of outstanding principal amount under the BRCC Term Loan along with $1.0 million of exit fees and borrowed $9.6 million of principal amount under BRCC Revolver. As of March 31, 2023, there were borrowings of $14.3 million and $29.6 million outstanding under the BRCC Term Loan and BRCC Revolver, respectively, maturing June 10, 2023. There was no availability under the BRCC

Revolver as of March 31, 2023. GP 2XCV did not make a mandatory prepayment of approximately $3.2 million on BRCC Term Loan due for the month of March 2023. On May 2, 2023, B. Riley Commercial Capital, LLC provided notice to GP 2XCV and GP 2XCV Holdings LLC, bankruptcy remote subsidiaries of the Company, claiming that GP 2XCV failed to timely make a certain payments due for the months of March and April 2023 and provide notice of those failures, all as required by the BRCC Facility. On May 10, 2023, B. Riley Commercial Capital, LLC agreed to waive these defaults based on GP 2XCV’s agreement to pay $1.6 million by May 17, 2023 and $1.6 million by May 26, 2023, subject to accrual of interest on the BRCC Facility at the default rate of 13.5% beginning from March 31, 2023, through the date of payment.

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

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (the “Amended Receivables Purchase Agreement”) under the Securitization Facility among certain of the Company’s subsidiaries, its wholly-owned, “bankruptcy remote” special purpose subsidiaries (“SPEs”) and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. On June 17, 2022, the Company sold $85.0 million of its accounts receivable and used the whole proceeds from this sale to repay part of the borrowings from the Securitization Facility (as discussed above). These sales were transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s consolidated balance sheet. The Company de-recognized $408.9 million of accounts receivable under this agreement during the year ended December 31, 2022. The amount remitted to the Purchasers during fiscal year 2022 was $308.7 million. The Company de-recognized $140.0 million of accounts receivable under this agreement during the three months ended March 31, 2023. The amount remitted to the Purchasers during the three months ended March 31, 2023 was $141.3 million. Unsold accounts receivable of $48.1 million and $46.5 million were pledged by the SPEs as collateral to the Purchasers as of March 31, 2023 and December 31, 2022, respectively. These pledged accounts receivables are included in accounts receivable, net in the condensed consolidated balance sheets. The program resulted in a pre-tax loss of $1.9 million for the three months ended March 31, 2023.

Second Lien Note

On February 27, 2023, Exela Receivables 3 Holdco, LLC and its subsidiary the Securitization Borrower and B. Riley Commercial Capital, LLC entered into a new Secured Promissory Note pursuant to which B. Riley Commercial Capital, LLC agreed to lend up to $35.0 million secured by a second lien pledge of the Securitization Borrower (the “Second Lien Note”). The Second Lien Note matures on June 17, 2025 and bears interest at a per annum rate of one-month Term SOFR plus 7.5%. Both subsidiaries are party to the Amended Receivables Purchase Agreement with PNC Bank, thus the transactions necessitated amendments to that agreement and related documents to permit the addition of subordinated debt and additional borrowing capacity into that transaction structure, in addition to providing for a $5.0 million fee to PNC for facilitating the transaction. In connection with the above-described facility, we also amended the BRCC Term Loan and BRCC Revolver to provide for $9.6 million of borrowing capacity, which was drawn as described above.

As of March 31, 2023, there were borrowings of $31.5 million outstanding under the Second Lien Note.

Potential Future Transactions

We may, from time to time explore and evaluate possible strategic transactions, which may include joint ventures, as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, additional funds will likely be required. Subject to applicable contractual restrictions, to obtain such financing, we may seek to use cash on hand, or we may seek to raise additional debt or equity financing through private placements or through underwritten offerings. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all. In addition, pursuant to the Registration Rights Agreement that we entered into in connection with the closing of the Novitex Business Combination, certain of our stockholders may have the right to demand underwritten offerings of our Common Stock. We may from time to time in the future explore, with certain of those stockholders the possibility of an underwritten public offering of our Common Stock held by those stockholders. There can be no assurance as to whether or when an offering may be commenced or completed, or as to the actual size or terms of the offering.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At March 31, 2023, we had $1,165.2 million of principal amount of debt outstanding, with a weighted average interest rate of 11.4%. Interest is calculated under the terms of our credit agreements based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the principal amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $11.7 million per year.

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

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our Executive Chairman and Chief Financial Officer, has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Quarterly Report, in conformity with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter-ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10‑K for the fiscal year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks described in those Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 10, 2022, the Company’s board of directors authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company was authorized to repurchase, from time to time, up to 10,000,000 shares of its Common Stock over a two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. No shares were repurchased under the 2022 Share Buyback Program during the three months ended March 31, 2023. As of March 31, 2023, we had repurchased and concurrently retired a total of 357,461 shares of Common Stock pursuant to the 2022 Share Buyback Program.

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our Common Stock during the period of August 10, 2022 through the quarter ended March 31, 2023:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
		Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
Year Ended December 31, 2022
Third Quarter	357,461	$1.348	357,461	9,642,539
Fourth Quarter	—	—	357,461	9,642,539
Year Ended December 31, 2023
First Quarter	—	—	357,461	9,642,539
Total	357,461	$1.348	357,461

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of May 2023.

EXELA TECHNOLOGIES, INC.

By:	/s/ Par Chadha
Par Chadha
Executive Chairman (Principal Executive Officer)

By:	/s/ Shrikant Sortur
Shrikant Sortur
Chief Financial Officer (Principal Financial and Accounting Officer)