Form 10-Q
period 2023-06-30
Exela Technologies, Inc.
filed 2023-11-30
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of November 30, 2023, the registrant had 6,365,353 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended June 30, 2023

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2023 and December 31, 2022

(in thousands of United States dollars except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$10,718	$15,073
Restricted cash	42,792	29,994
Accounts receivable, net of allowance for credit losses of $6,927 and $6,402, respectively	106,831	101,616
Related party receivables and prepaid expenses	463	759
Income tax receivable	539	—
Inventories, net	11,055	16,848
Prepaid expenses and other current assets	21,463	26,206
Total current assets	193,861	190,496
Property, plant and equipment, net of accumulated depreciation of $214,611 and $207,520, respectively	62,972	71,694
Operating lease right-of-use assets, net	37,400	40,734
Goodwill	170,391	186,802
Intangible assets, net	182,350	200,982
Deferred income tax assets	1,584	1,483
Other noncurrent assets	26,785	29,721
Total assets	$675,343	$721,912

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Accounts payable	$64,105	$79,249
Related party payables	1,773	2,473
Income tax payable	—	2,045
Accrued liabilities	69,324	61,340
Accrued compensation and benefits	50,691	54,143
Accrued interest	60,103	60,901
Customer deposits	15,906	16,955
Deferred revenue	12,039	16,405
Obligation for claim payment	62,294	44,380
Current portion of finance lease liabilities	5,469	5,485
Current portion of operating lease liabilities	11,079	11,867
Current portion of long-term debt	103,409	154,802
Total current liabilities	456,192	510,045
Long-term debt, net of current maturities	960,968	942,035
Finance lease liabilities, net of current portion	7,745	9,448
Pension liabilities, net	17,732	16,917
Deferred income tax liabilities	11,968	11,180
Long-term income tax liabilities	3,801	2,742
Operating lease liabilities, net of current portion	27,991	31,030
Other long-term liabilities	5,955	6,104
Total liabilities	1,492,352	1,529,501
Commitments and Contingencies (Note 8)
Stockholders' equity (deficit)
Common Stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 6,365,965 shares issued and 6,365,353 shares outstanding at June 30, 2023 and 1,393,889 shares issued and 1,393,276 shares outstanding at December 31, 2022	261	162
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively
Series A Preferred Stock, 2,778,111 shares issued and outstanding at June 30, 2023 and December 31, 2022	1	1
Series B Preferred Stock, 3,029,900 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Additional paid in capital	1,169,517	1,102,619
Less: Common Stock held in treasury, at cost; 612 shares at June 30, 2023 and December 31, 2022	(10,949)	(10,949)
Equity-based compensation	57,272	56,958
Accumulated deficit	(2,024,331)	(1,948,009)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,992)	(4,788)
Unrealized pension actuarial losses, net of tax	(3,788)	(3,583)
Total accumulated other comprehensive loss	(8,780)	(8,371)
Total stockholders’ deficit	(817,009)	(807,589)
Total liabilities and stockholders’ deficit	$675,343	$721,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$272,938	$266,770	$546,558	$546,168
Cost of revenue (exclusive of depreciation and amortization)	212,059	217,277	428,526	440,781
Selling, general and administrative expenses (exclusive of depreciation and amortization)	32,026	50,195	76,407	93,235
Depreciation and amortization	14,890	17,993	31,450	36,205
Related party expense	2,739	2,186	5,851	4,173
Operating profit (loss)	11,224	(20,881)	4,324	(28,226)
Other expense (income), net:
Interest expense, net	45,092	42,271	89,272	82,031
Debt modification and extinguishment costs (gain), net	(6,785)	8,117	(15,558)	9,001
Sundry expense (income), net	1,500	(741)	2,248	(434)
Other expense (income), net	(232)	7,375	(514)	13,534
Net loss before income taxes	(28,351)	(77,903)	(71,124)	(132,358)
Income tax expense	(2,535)	(1,296)	(5,198)	(3,797)
Net loss	$(30,886)	$(79,199)	$(76,322)	$(136,155)
Cumulative dividends for Series A Preferred Stock	(967)	(876)	(1,921)	(1,740)
Cumulative dividends for Series B Preferred Stock	(1,171)	(1,317)	(2,324)	(1,392)
Net loss attributable to common stockholders	$(33,024)	$(81,392)	$(80,567)	$(139,287)
Loss per share:
Basic and diluted	$(5.19)	$(643.71)	$(14.40)	$(1,310.32)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(30,886)	$(79,199)	$(76,322)	$(136,155)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,901	1,133	(204)	2,610
Unrealized pension actuarial gains (losses), net of tax	(116)	802	(205)	1,110
Total other comprehensive loss, net of tax	$(29,101)	$(77,264)	$(76,731)	$(132,435)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2022	66,300	$37	2,778,111	$1	—	$—	612	$(10,949)	$838,853	$56,123	$(7,463)	$(10,946)	$(1,532,428)	$(666,772)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(56,956)	(56,956)
Equity-based compensation	—	—	—	—	—	—	—	—	—	302	—	—	—	302
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,477	—	—	1,477
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	308	—	308
Common Stock exchanged for Series B Preferred Stock	(4,502)	(2)	—	—	900,328	—	—	—	2	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	59,070	24	—	—	—	—	—	—	114,509	—	—	—	—	114,533
Withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	(190)	—	—	—	(190)
Common Stock issued for vested RSUs	272	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances at March 31, 2022	121,140	$59	2,778,111	$1	900,328	$—	612	$(10,949)	$953,364	$56,235	$(5,986)	$(10,638)	$(1,589,384)	$(607,298)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(79,199)	(79,199)
Equity-based compensation	—	—	—	—	—	—	—	—	—	528	—	—	—	528
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,133	—	—	1,133
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	802	—	802
Dividend declared and paid on Series B Preferred Stock ($0.46 per share)	—	—	—	—	—	—	—	—	(1,396)	—	—	—	—	(1,396)
Common Stock exchanged for Series B Preferred Stock	(10,648)	(4)	—	—	2,129,572	—	—	—	4	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	90,948	36	—	—	—	—	—	—	56,328	—	—	—	—	56,364
Withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	(2)	—	—	—	(2)
Common Stock issued for vested RSUs	12	—	—	—	—	—	—	—	—	—	—	—	—	—
Agreed cancellation of Common Stock issued for Director's vested RSUs	(155)	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances at June 30, 2022	201,297	$91	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,008,300	$56,761	$(4,853)	$(9,836)	$(1,668,583)	$(629,068)

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2023	1,393,276	$162	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,102,619	$56,958	$(4,788)	$(3,583)	$(1,948,009)	$(807,589)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(45,436)	(45,436)
Equity-based compensation	—	—	—	—	—	—	—	—	—	111	—	—	—	111
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,105)	—	—	(2,105)
Net realized pension actuarial loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(89)	—	(89)
Issuance of Common Stock from at the market offerings, net of offering costs	4,977,744	99	—	—	—	—	—	—	66,929	—	—	—	—	67,028
Balances at March 31, 2023	6,371,020	$261	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,169,548	$57,069	$(6,893)	$(3,672)	$(1,993,445)	$(788,080)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(30,886)	(30,886)
Equity-based compensation	—	—	—	—	—	—	—	—	—	203	—	—	—	203
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,901	—	—	1,901
Net realized pension actuarial loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(116)	—	(116)
Payment for fractional shares on reverse stock split in May 2023	(5,667)	—	—	—	—	—	—	—	(31)	—	—	—	—	(31)
Balances at June 30, 2023	6,365,353	$261	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,169,517	$57,272	$(4,992)	$(3,788)	$(2,024,331)	$(817,009)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(76,322)	$(136,155)
Adjustments to reconcile net loss
Depreciation and amortization	31,450	36,205
Original issue discount and debt issuance cost amortization	16,064	5,804
Debt modification and extinguishment costs (gain), net	(16,964)	3,533
Credit loss expense	2,865	285
Deferred income tax provision	776	1,383
Share-based compensation expense	314	836
Unrealized foreign currency losses (gain)	521	(989)
Loss (gain) on sale of assets	(5,831)	508
Change in operating assets and liabilities
Accounts receivable	(7,703)	80,674
Prepaid expenses and other current assets	6,495	(10,870)
Accounts payable and accrued liabilities	(639)	45,148
Related party payables	(403)	(23)
Additions to outsource contract costs	(298)	(199)
Net cash (used in) provided by operating activities	(49,675)	26,140

Cash flows from investing activities
Purchase of property, plant and equipment	(3,357)	(10,689)
Additions to patents	—	(15)
Additions to internally developed software	(1,976)	(1,736)
Proceeds from sale of assets	29,811	194
Net cash provided by (used in) investing activities	24,478	(12,246)

Cash flows from financing activities
Proceeds from issuance of Common Stock from at the market offerings	69,260	177,388
Cash paid for equity issuance costs from at the market offerings	(2,232)	(6,493)
Dividend paid on Series B Preferred Stock	—	(1,396)
Payment for fractional shares on reverse stock split	(31)	—
Borrowings under factoring arrangement and Securitization Facility	62,858	69,143
Principal repayment on borrowings under factoring arrangement and Securitization Facility	(63,577)	(160,684)
Cash paid for withholding taxes on vested RSUs	—	(195)
Lease terminations	—	(15)
Cash paid for debt issuance costs	(6,398)	(7,125)
Principal payments on finance lease obligations	(2,150)	(2,884)
Borrowings from senior secured revolving facility and BRCC revolver	9,600	12,500
Repayments on senior secured revolving facility	—	(49,477)
Proceeds from issuance of 2026 Notes	—	56,583
Borrowings from other loans	24,289	5,491
Cash paid for debt repurchases	(11,858)	—
Proceeds from Second Lien Note	31,500	—
Repayment of BRCC term loan	(44,775)	(46,202)
Principal repayments on senior secured term loans and other loans	(32,991)	(15,007)
Net cash provided by financing activities	33,495	31,627
Effect of exchange rates on cash, restricted cash and cash equivalents	145	(404)
Net increase in cash, restricted cash and cash equivalents	8,443	45,117
Cash, restricted cash, and cash equivalents
Beginning of period	45,067	48,060
End of period	$53,510	$93,177
Supplemental cash flow data:
Income tax payments, net of refunds received	$2,898	$4,453
Interest paid	72,608	19,103
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	405	231
Accrued capital expenditures	$2,167	$1,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

1.     General

These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2022 included in the Exela Technologies, Inc. (the “Company,” “Exela,” “we,” “our” or “us”) annual report on Form 10-K for such period (as amended, the “2022 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on April 3, 2023 and May 1, 2023 and available at the SEC’s website at http://www.sec.gov.

The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”), as they apply to interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.

The condensed consolidated financial statements are unaudited, but in our opinion include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim period. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

On May 12, 2023, we effected a one-for-two hundred reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of common stock, par value $0.0001 per share (“Common Stock”). As a result of the Reverse Stock Split, every two hundred (200) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. All information related to Common Stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

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

In performing this evaluation, the Company concluded that under the standards of ASC 205-40 the following conditions raised substantial doubt about its ability to continue as a going concern:

●	history of net losses, including net losses of $76.3 million for the six months ended June 30, 2023;
●	net operating cash outflow of $49.7 million for the six months ended June 30, 2023;
●	working capital deficits of $262.3 million as of June 30, 2023; and
●	an accumulated deficit of $2,024.3 million as of June 30, 2023.

The Company has undertaken and/or completed the following plans and actions to improve its available cash balances, liquidity or cash generated from operations:

●	identified and in the process of executing on significant cost savings for fiscal year 2024;
●	issued approximately $764.8 million aggregate principal amount of New Notes (as defined in Note 14 – Subsequent Events) in exchange for $956.0 million aggregate principal amount of existing 2026 Notes that provide flexibility to pay up to 50% of the interest payments in 2024 in New Notes.
●	executed a $40.0 million financing agreement with certain lenders with Blue Torch Finance LLC acting as an administrative agent and used proceeds to repay existing debt;
●	fully discharged $47.3 million of outstanding principal amount of 2023 Term Loans by issuing $3.0 million aggregate principal amount of New Notes and making cash payments for the remainder;
●	fully repaid $9.0 million of outstanding principal amount of 2023 Notes in cash (see Note 14 – Subsequent Events for further details); and
●	completed the merger of its European business with CFFE on November 29, 2023 (see Note 14 – Subsequent Events for further details)

In addition to these actions, management has reviewed the Company's operational plans which include executing on price increases, acquisition of new customers, projected growth of margins and cost containment activities. The Company will have to restore positive operating cash flows and profitability over the next twelve months and/or raise additional capital to fund its operational plans and otherwise execute its business plan. There can be no assurance that it will be successful in restoring positive cash flows, or that it can raise additional financing when needed, and obtain it on terms acceptable or favorable to the Company.

The Company’s plans to further enhance liquidity include the potential sale of certain non-core assets that are not central to the Company’s long-term strategic vision, and any potential action with respect to these operations would be intended to allow the Company to better focus on its core businesses. The Company has retained financial advisors to assist with the sale of select assets. The Company expects to use the potential net proceeds from this initiative for the pay down of debt. These plans are subject to inherent risks and uncertainties and subject to several factors, including market and economic conditions that are outside of the Company’s control. Accordingly, there can be no assurance that these plans can be effectively implemented and, therefore, that the conditions can be effectively mitigated.

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

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Perpetual Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”), was calculated using the if-converted method. As of June 30, 2023, the outstanding shares of the Company’s Series A Preferred Stock and Series B Preferred Stock, if converted would have resulted in an additional 384 shares and 15,842 shares of our Common Stock outstanding, respectively, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive (i.e., if included, would reduce the net loss per share).

Similarly, the Company also did not include the effect of 2,433 shares of Common Stock issuable upon exercise of 9,731,819 warrants sold in a private placement of securities on March 18, 2021 or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units, performance units and options (2,472 and 2,487 as of

June 30, 2023 and 2022, respectively) in the calculation of diluted loss per share for the three and six months ended June 30, 2023 and 2022, because their effects were also anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders (A)	$(33,024)	$(81,392)	$(80,567)	$(139,287)
Weighted average common shares outstanding – basic and diluted (B)	6,367,969	126,442	5,595,352	106,300
Loss Per Share:
Basic and diluted (A/B)	$(5.19)	$(643.71)	$(14.40)	$(1,310.32)

Merger Agreement

On October 9, 2022, the Company entered into a definitive merger agreement to merge its European business with CF Acquisition Corp. VIII (“CFFE”), a special purpose acquisition company, to form a new publicly-traded company which will be called XBP Europe, Inc. (“XBP Europe”). Following the closing of the transaction, which occurred on November 29, 2023, the Company indirectly owns a majority of the outstanding capital stock of XBP Europe. The effects of these transactions are not reflected in these condensed consolidated financial statements (see Note 14 – Subsequent Events for further details).

Sale of Non-core Assets

On June 8, 2023, the Company completed the sale of its high-speed scanner business, which was a part of its ITPS segment (as defined in Note 13 – Segment and Geographic Area Information), for a purchase price of approximately $30.1 million, subject to final working capital adjustments. The sale of the high-speed scanner business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result of this transaction, the Company disposed of $16.5 million of goodwill based on the relative fair value of the high-speed scanner business to the total fair value of the ITPS reporting unit. This transaction resulted in a total pre-tax gain of $7.2 million, of which $6.5 million was recorded in June 2023 and included in selling, general and administrative expenses (exclusive of depreciation and amortization) in the condensed consolidated statements of operations for the three and six months ended June 30, 2023. The remaining pre-tax gain of $0.7 million was recorded subsequent to June 30, 2023. Per the terms of the sales agreement, the Company may receive additional cash consideration (“Contingent Consideration”) upon the future occurrence of certain earn out events described in the sales agreement. The Contingent Consideration, if any, will be recognized in the period the earn out event occurs, and the Contingent Consideration is realizable.

2.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. This ASU along with related additional clarificatory guidance in the ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326)” and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, was also adopted. Adoption of the standard was applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company has performed its analysis of the impact on its financial instruments that are within the scope of this guidance, primarily cash and cash equivalents, restricted cash and accounts receivable, based on class of financing receivables which share the same or similar risk characteristics such as customer type and geographic location, among others. For accounts receivable, the Company applied this methodology using aging schedules reflecting how long the receivables have been outstanding, historical collection experience, current and future economic and market conditions. There was no impact to the Company’s opening retained earnings or its condensed consolidated balance sheet upon adoption and as a result, the balances presented for December 31, 2022, which were derived under the incurred loss model, are comparable to June 30, 2023.

The following table describes the changes in the allowance for expected credit losses for the six months ended June 30, 2023 (all related to accounts receivables):

Balance at January 1, 2023 of the allowance for expected credit losses	$6,402
Change in the provision for expected credit losses for the period	525
Balance at June 30, 2023 of the allowance for expected credit losses	$6,927

Effective January 1, 2023, the Company adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. While primarily related to contract assets and contract liabilities that were accounted for by the acquiree in accordance with ASC 606, the amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20. The ASU was applied prospectively. The adoption had no material impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures.

Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB-issued guidance clarifies the accounting for leasehold improvements associated with common control leases by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term), as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity, if, and when, the lessee no longer controls the use of the underlying asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

3.     Significant Accounting Policies

The information presented below supplements the Significant Accounting Policies information presented in the 2022 Form 10-K.

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

Disaggregation of Revenues

The Company is organized into three segments: Information & Transaction Processing Solutions (“ITPS”), Healthcare Solutions (“HS”), and Legal & Loss Prevention Services (“LLPS”) (See Note 13 – Segment and Geographic Area Information). The following tables disaggregate revenue from contracts by segment and by geographic region for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023				2022
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$137,498	$63,608	$24,340	$225,446	$139,732	$56,390	$20,375	$216,497
EMEA	42,294	—	—	42,294	45,691	—	—	45,691
Other	5,198	—	—	5,198	4,582	—	—	4,582
Total	$184,990	$63,608	$24,340	$272,938	$190,005	$56,390	$20,375	$266,770

	Six Months Ended June 30,
	2023				2022
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$283,523	$126,650	$41,210	$451,383	$288,076	$112,986	$38,170	$439,232
EMEA	85,072	—	—	85,072	97,669	—	—	97,669
Other	10,103	—	—	10,103	9,267	—	—	9,267
Total	$378,698	$126,650	$41,210	$546,558	$395,012	$112,986	$38,170	$546,168

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at June 30, 2023 and December 31, 2022:

	June 30,	December 31,	January 1,
	2023	2022	2022
Accounts receivable, net	$106,831	$101,616	$184,102
Deferred revenues	13,262	17,585	17,518
Customer deposits	15,906	16,955	17,707
Costs to obtain and fulfill a contract	$1,563	$1,674	$2,328

Accounts receivable, net includes $30.8 million and $25.7 million as of June 30, 2023 and December 31, 2022, respectively, representing amounts not yet billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $8.0 million and $14.8 million during the three and six months ended June 30, 2023, respectively that had been deferred as of December 31, 2022. We recognized revenue of $4.8 million and $13.5 million during the three and six months ended June 30, 2022, respectively that had been deferred as of January 1, 2022. We recognized revenue of $16.5 million during the year ended December 31, 2022 that had been deferred as of January 1, 2022.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. We recognized $0.2 million and $0.3 million of amortization for these costs for the three months ended June 30, 2023 and 2022, respectively, within depreciation and amortization expense. We recognized $0.4 million and $0.6 million of amortization for these costs for the six months ended June 30, 2023 and 2022, respectively, within depreciation and amortization expense. We recognized $1.1 million of amortization for these costs in 2022 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred, if the amortization period would have been one year or less. These costs are included in selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of June 30, 2023 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2023	$20,596
2024	35,340
2025	30,139
2026	3,520
2027	2,014
2028 and thereafter	1,217
Total	$92,826

4.     Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	June 30, 2023
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,889	$(366,998)	$140,891
Developed technology	88,553	(87,967)	586
Patent	15	(6)	9
Trade names (b)	8,400	(3,106)	5,294
Outsource contract costs	17,489	(15,926)	1,563
Internally developed software	54,210	(38,927)	15,283
Purchased software	26,749	(8,025)	18,724
Intangibles, net	$703,305	$(520,955)	$182,350

	December 31, 2022
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,723	$(351,240)	$156,483
Developed technology	88,553	(88,000)	553
Patent	15	(6)	9
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	17,184	(15,509)	1,675
Internally developed software	52,441	(35,095)	17,346
Purchased software	26,749	(7,133)	19,616
Intangibles, net	$701,065	$(500,083)	$200,982

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2023 and 2022 is net of accumulated impairment losses of $44.1 million. Carrying amount of $5.3 million as at June 30, 2023 represents indefinite-lived intangible assets.

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with customers. The Company is organized into three segments: ITPS, HS, and LLPS (See Note 13 – Segment and Geographic Area Information).

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2023 (a)	Additions	Deletions		Impairments	Currency Translation Adjustments	Balances as at June 30, 2023 (a)
ITPS	$81,151	$—	$(16,500)	(b)	$—	$89	$64,740
HS	86,786	—	—		—	—	86,786
LLPS	18,865	—	—		—	—	18,865
Total	$186,802	$—	$(16,500)		$—	$89	$170,391

	Balances as at January 1, 2022 (a)	Additions	Deletions		Impairments	Currency Translation Adjustments	Balances as at December 31, 2022 (a)
ITPS	$252,672	$—	$—		$(171,182)	$(339)	$81,151
HS	86,786	—	—		—	—	86,786
LLPS	18,865	—	—		—	—	18,865
Total	$358,323	$—	$—		$(171,182)	$(339)	$186,802

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to ITPS was $487.7 million, $487.7 million and $316.5 million as at June 30, 2023, December 31, 2022 and December 31, 2021, respectively. Accumulated impairment relating to LLPS was $243.4 million as at June 30, 2023, December 31, 2022 and December 31, 2021.
(b)	The deletion in goodwill is due to derecognition of allocated goodwill on sale of the high-speed scanner business in the second quarter of 2023. Refer to Note 1—General.

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

Term Loan Repricing

On July 13, 2018, subsidiaries of the Company executed a transaction to reprice the $343.4 million of term loans outstanding under its senior secured credit facilities (the “Repricing”). The Repricing was accomplished pursuant to a First Amendment to the Credit Agreement (the “First Amendment”), dated as of July 13, 2018, by and among the Company’s subsidiaries Exela Intermediate Holdings LLC, Exela Intermediate, LLC, each “Subsidiary Loan Party” listed on the signature pages thereto, Royal Bank of Canada, as administrative agent, and each of the lenders party thereto, whereby such subsidiaries borrowed $343.4 million of refinancing term loans (the “Repricing Term Loans”) to refinance their existing senior secured term loans.

The Repricing Term Loans bore interest at a rate per annum of, at the borrower’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans. The interest rates applicable to the Repricing Term Loans are 100 basis points lower than the interest rates applicable to the senior secured term loans that were incurred on July 12, 2017 pursuant to the Credit Agreement. The Repricing Term Loans were also scheduled to mature on July 12, 2023, the same maturity date as the prior senior secured term loans.

2018 Incremental Term Loans

On July 13, 2018, the Company’s subsidiaries borrowed an additional $30.0 million pursuant to incremental term loans (the “Incremental Term Loans”) under the First Amendment. The proceeds of the Incremental Term Loans were used for general corporate purposes and to pay fees and expenses in connection with the First Amendment. The interest rates applicable to the Incremental Term Loans are the same as those for the Repricing Term Loans.

The borrower may voluntarily repay the Repricing Term Loans and the Incremental Term Loans at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans. The Incremental Term Loans were scheduled to mature on July 12, 2023, the same maturity date as the Repricing Term Loans and prior senior secured term loans.

Other than as described above, the terms, conditions and covenants applicable to the Repricing Term Loans and the Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the existing senior secured loans under the Credit Agreement.

2019 Incremental Term Loan

On April 16, 2019, the Company’s subsidiaries borrowed an additional $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”) under the Second Amendment to Credit Agreement (the “Second Amendment”). The proceeds of the 2019 Incremental Term Loans were used to replace the cash spent for acquisitions, pay related fees, expenses and related borrowings and for general corporate purposes. The 2019 Incremental Term Loans matured on July 12, 2023, the same maturity date as the Incremental Term Loans, Repricing Term Loans and prior senior secured term loans under the Credit Agreement (collectively, the “2023 Term Loans”).

The 2019 Incremental Term Loans bore interest at a rate per annum that is the same as the Repricing Term Loans under the senior credit facility. The borrower may voluntarily repay the 2019 Incremental Term Loans at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans.

Other than as described above, the terms, conditions and covenants applicable to the 2019 Incremental Term Loans are consistent with the terms, conditions and covenants that are applicable to the Repricing Term Loans and the 2018 Incremental Term Loans under the Credit Agreement.

Third Amendment

On May 18, 2020, subsidiaries of the Company amended the Credit Agreement (the “Third Amendment”) to, among other things, extend the time for delivery of its audited financial statements for the year ended December 31, 2019 and its financial statements for the quarter ended March 31, 2020. Upon delivery of the Company’s annual and quarterly financial statements within the time frames stated therein (which were satisfied during the month of June 2020), the borrower became in compliance with respect to the financial statement delivery requirements set forth in the Credit Agreement. Pursuant to the Third Amendment, the borrowers also amended the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. Further, pursuant to the Third Amendment, the borrower was also required to maintain a minimum Liquidity (as defined in the amendment) of $35.0 million. In connection with the Third Amendment, the borrower paid a forbearance fee of $5.0 million to the consenting lenders. The Company concluded that the amendment represents modification of debt under ASC 470-50. Accordingly, the forbearance fee paid was added to unamortized debt issuance cost which shall be amortized using updated effective interest rate based on modified cash flows.

Private Exchange

On December 9, 2021, in a separate transaction referred to here as the “Private Exchange” (as distinguished from the “Public Exchange” described below), subsidiaries of the Company agreed with three (3) of their 2023 Term Loan lenders to exchange $212.1 million of 2023 Term Loans under the Credit Agreement for $84.3 million in cash and in $127.8 million principal amount of new 11.500% First-Priority Senior Secured Notes due 2026 (the “2026 Notes”). In connection with the Private Exchange, the exchanging lenders provided consents to amend the Credit Agreement to (i) eliminate all affirmative covenants, (ii) eliminate all negative covenants and (iii) eliminate certain events of default (other than events of default relating to payment obligations).

As a result of the Private Exchange, repurchases and periodic principal repayments, $47.2 million aggregate principal amount of the 2023 Term Loans maturing July 12, 2023 remained outstanding as of June 30, 2023.

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

The Exchange Notes were subject to a guarantee in the form of a true-up mechanism whereby subsidiaries of the Company were responsible to make a payment to the holders of the Exchange Notes to true-up the shortfall below certain agreed thresholds, if holders of the Exchange Notes sold their notes at a price below that threshold during agreed periods in 2022. As security for the true-up obligation under the Revolver Exchange, subsidiaries of the Company issued $10.0 million of principal amount of 2026 Notes as collateral (the “Collateral Notes”). The Collateral Notes were not reflected in the consolidated financial statements unless and until they were sold to third parties. On March 7, 2022, we recognized $17.4 million (the fair value of the true-up obligation as accounted for under ASC 450, Contingencies and ASC 460, Guarantees) as a true-up liability with an offsetting debit to the original issuance discount of the issued Exchange Notes on the closing date of the Revolver Exchange. On May 6, 2022, subsidiaries of the Company amended the true-up mechanism and placed an additional $20.0 million of principal amount of Collateral Notes and paid $5.0 million against the true-up amount payable. We remeasured our obligation under the true-up mechanism as of June 30, 2022 and accrued an additional $13.6 million of true-up liability based on the fair value of our obligation in other expense, net on the condensed consolidated statements of operations for the six months ended June 30, 2022.

In July 2022, $9.0 million of principal amount of the Collateral Notes were sold by the holders of the Exchange Notes for net proceeds of $2.6 million and the proceeds were applied against the true-up amount payable. Additionally, in July 2022, the Company made a cash payment of $2.1 million which was applied against the true-up amount payable. In August 2022, the remaining balance of $20.2 million of net true-up liability was settled with cash payments of $9.9 million and by permitting the holders of the Exchange Notes to keep the $21.0 million of principal amount of 2026 Notes previously placed as Collateral Notes constituting an issuance. The Company made a net reversal of $1.1 million of accrued true-up liability during third quarter of 2022.

Senior Secured 2023 Notes

On July 12, 2017, subsidiaries of the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2023 Notes bear interest at a rate of 10.0% per year. The issuers pay interest on the 2023 Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The 2023 Notes matured on July 15, 2023. As a result of the Public Exchange and repurchases (as discussed below), $9.0 million aggregate principal amount of the 2023 Notes remained outstanding as of June 30, 2023 maturing on July 15, 2023.

Public Exchange

On October 27, 2021, subsidiaries of the Company launched an offer to exchange (the “Public Exchange”) up to $225.0 million in cash and new 2026 Notes for the outstanding 2023 Notes. The Public Exchange was for $900 in cash per $1,000 principal amount of 2023 Notes tendered subject to proration. The maximum amount of cash to be paid was $225.0 million and the offer was not subject to any minimum participation condition. In case of oversubscription to the cash offer, tendered 2023 Notes would be accepted for cash on a pro rata basis (as a single class). The balance of any tendered 2023 Notes not accepted for cash would be exchanged into 2026 Notes on the basis of $1,000 principal amount of new 2026 Notes for each $1,000 principal amount of outstanding 2023 Notes tendered.

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

Third Supplemental Indenture

In conjunction with the Public Exchange, subsidiaries of the Company also solicited consents to amend certain provisions in the indenture governing the 2023 Notes (“Notes Amendments”). On December 1, 2021, on receipt of the requisite consents to the Notes Amendments, subsidiaries of the Company, and Wilmington Trust, National Association, as trustee (the “2023 Notes Trustee”), entered into a third supplemental indenture (the “Third Supplemental Indenture”) to the indenture, dated as of July 12, 2017 (as amended and supplemented by (i) the first supplemental indenture, dated as of July 12, 2017 and (ii) the second supplemental indenture, dated as of May 20, 2020, the “2023 Notes Indenture”) governing the outstanding 2023 Notes. The Third Supplemental Indenture amends the 2023 Notes Indenture and the 2023 Notes to eliminate substantially all of the restrictive covenants, eliminate certain events of default, modify covenants regarding mergers and consolidations and modify or eliminate certain other provisions, including certain provisions relating to future guarantors and defeasance, contained in the 2023 Notes Indenture and the 2023 Notes. In addition, all of the collateral securing the 2023 Notes was released pursuant to the Third Supplemental Indenture.

Senior Secured 2026 Notes

As of December 31, 2022, subsidiaries of the Company had $980.0 million aggregate principal amount of the 2026 Notes outstanding, including $790.5 million in aggregate principal amount issued under the Public Exchange and Private Exchange transactions described above.

During the six months ended June 30, 2023, no 2026 Notes were sold by subsidiaries of the Company. The 2026 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2026 Notes bear interest at a rate of 11.5% per year. We are required to pay interest on the 2026 Notes on January 15 and July 15 of each year, and commenced such interest payments on July 15, 2022. The 2026 Notes mature on July 12, 2026.

The subsidiaries of the Company may redeem the 2026 Notes in whole or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, but excluding, the applicable redemption date.

$980.0 million aggregate principal amount of 2026 Notes were outstanding as of June 30, 2023.

Repurchases

In July 2021, the Company commenced a debt buyback program to repurchase senior secured indebtedness, which is ongoing. During the year ended December 31, 2022, we repurchased $15.0 million principal amount of the Exchange Notes issued under the Revolver Exchange (as discussed above) for a net cash consideration of $4.7 million. These repurchases resulted in an early extinguishment of the Exchange Notes.

During the six months ended June 30, 2023, we repurchased $13.8 million principal amount of 2023 Notes for a cash consideration of $4.4 million. The gain on early extinguishment of debt for the 2023 Notes during the six months ended June 30, 2023 totaled $9.9 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the six months ended June 30, 2023, we repurchased $15.1 million principal amount of the 2023 Term Loans outstanding under the Credit Agreement for a cash consideration of $8.0 million. The gain on early extinguishment of debt for the 2023 Term Loans during the six months ended June 30, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. Gain on the early extinguishment of debt during the six months ended June 30, 2023 is reported within debt modification and extinguishment costs (gain), net within our condensed consolidated statements of operations.

BRCC Facility

On November 17, 2021, GP2 XCV, LLC, a subsidiary of the Company (“GP2 XCV”), entered into a borrowing facility with B. Riley Commercial Capital, LLC (which was subsequently assigned to BRF Finance Co., LLC (“BRF Finance”)) pursuant to which such subsidiary was able to borrow an original principal amount of $75.0 million, which was later increased to $115.0 million as of December 7, 2021 (as the same may be amended from time to time, the “BRCC Term Loan”). On March 31, 2022, GP2 XCV entered into an amendment to the borrowing facility with B. Riley

Commercial Capital, LLC pursuant to which GP2 XCV was able to borrow up to $51.0 million under a separate revolving loan (the “BRCC Revolver”, collectively with the BRCC Term Loan, the “BRCC Facility”).

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

During the six months ended June 30, 2023, we repaid $44.8 million of outstanding principal amount under the BRCC Term Loan along with $1.4 million of exit fees and borrowed $9.6 million of principal amount under the BRCC Revolver. The exit fees paid on the partial prepayment of the BRCC Term Loan were treated as a debt extinguishment cost under ASC 470-50 and reported within debt modification and extinguishment costs (gain), net in our condensed consolidated statements of operations. As of June 30, 2023, there were borrowings of $3.8 million and $29.6 million outstanding under the BRCC Term Loan and the BRCC Revolver, respectively. The BRCC Facility matured on June 10, 2023 and the BRCC Revolver became payable in twelve (12) monthly installments of approximately $2.5 million and the BRCC Term Loan became payable in three (3) monthly installments of approximately $1.3 million in each case commencing July 31, 2023.

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

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are identified as variable interest entities (“VIE”) and consolidated into the Company’s financial statements following VIE consolidation model under ASC 810. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bears interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%.

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

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (the “Amended Receivables Purchase Agreement”) under its accounts receivable securitization facility among certain of the Company’s subsidiaries, its wholly-owned, “bankruptcy remote” special purpose subsidiaries (“SPEs”) and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. On June 17, 2022, the Company sold $85.0 million of its accounts receivable and used the whole proceeds from this sale to repay part of the borrowings from the Securitization Facility (as discussed above). These sales were transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s consolidated balance sheet. The Company de-recognized $408.9 million of accounts receivable under this agreement during the year ended December 31, 2022. The amount remitted to the Purchaser during fiscal year 2022 was $308.7 million. The Company de-recognized $122.9 million and $262.9 million of accounts receivable under this agreement during the three and six months ended June 30, 2023, respectively. The amount remitted to the Purchasers during the three and six months ended June 30, 2023 was $125.2 and $266.5 million, respectively. Unsold accounts receivable of $49.4 million and $46.5 million were pledged by the SPEs as collateral to the Purchasers as of June 30,

2023 and December 31, 2022, respectively. These pledged accounts receivables are included in accounts receivable, net in the condensed consolidated balance sheets. The program resulted in a pre-tax loss of $2.0 million and $3.9 million for the three and six months ended June 30, 2023, respectively.

The fair value of the sold accounts receivable approximated their book value due to their short-term nature. Sold accounts receivable are presented as a change in receivables within operating activities in the condensed consolidated statements of cash flows.

Second Lien Note

On February 27, 2023, Exela Receivables 3 Holdco, LLC and its subsidiary, the Securitization Borrower, and B. Riley Commercial Capital, LLC entered into a new Secured Promissory Note (which was subsequently assigned to BRF Finance) pursuant to which B. Riley Commercial Capital, LLC agreed to lend up to $35.0 million secured by a second lien pledge of the Securitization Borrower (the “Second Lien Note”). The Second Lien Note matures on June 17, 2025 and bears interest at a per annum rate of one-month Term SOFR plus 7.5%. Both subsidiaries are party to the Amended Receivables Purchase Agreement with PNC Bank, thus the transactions necessitated amendments to that agreement and related documents to permit the addition of subordinated debt and additional borrowing capacity into that transaction structure, in addition to providing for a $5.0 million fee to PNC for facilitating the transaction. In connection with the above-described facility, we also amended the BRCC Term Loan and BRCC Revolver to provide for $9.6 million of borrowing capacity, which was drawn as described above.

As of June 30, 2023, there were borrowings of $31.5 million outstanding under the Second Lien Note.

Long-Term Debt Outstanding

As of June 30, 2023 and December 31, 2022, the following long-term debt instruments were outstanding:

	June 30,	December 31,
	2023	2022
Other (a)	$31,780	$25,117
Term loan under first lien credit agreement (b)	47,239	71,470
2023 notes (c)	9,012	22,762
2026 notes (d)	916,725	908,959
Secured borrowings under BRCC Facility	33,354	68,529
Second Lien Note (e)	26,267	—
Total debt	1,064,377	1,096,837
Less: Current portion of long-term debt	(103,409)	(154,802)
Long-term debt, net of current maturities	$960,968	$942,035

(a)	Other debt represents outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of less than $0.1 million each as of June 30, 2023, and $0.2 million and $0.9 million as of December 31, 2022.
(c)	Net of unamortized original issue discount and debt issuance costs of less than $0.1 million each as of June 30, 2023, and $0.1 million and less than $0.1 million as of December 31, 2022.
(d)	Net of unamortized net original issue discount and debt issuance costs of $52.4 million and $10.8 million as of June 30, 2023, respectively; and unamortized net original issue discount and debt issuance costs of $58.8 million and $12.1 million as of December 31, 2022, respectively.
(e)	Net of unamortized debt issuance costs of $5.2 million as of June 30, 2023.

6.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $2.5 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively. The Company recorded an income tax expense of $5.2 million and $3.8 million for the six months ended June 30, 2023 and 2022, respectively.

The Company's ETR of (8.9)% and (7.3)% for the three and six months ended June 30, 2023, respectively, differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three and six months ended June 30, 2022, the Company's ETR of (1.7)% and (2.9)%, respectively, differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of the TCJA.

As of June 30, 2023, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2022.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of June 30, 2023 and December 31, 2022 the Company recorded actuarial losses of $3.8 million and $3.6 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service cost	$10	$16	$20	$32
Interest cost	760	501	1,509	1,002
Expected return on plan assets	(676)	(748)	(1,343)	(1,496)
Amortization:
Amortization of prior service cost	89	55	177	110
Amortization of net loss	391	667	776	1,334
Net periodic benefit cost	$574	$491	$1,139	$982

The Company records pension interest cost within interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within other expense (income), net. Service cost is recorded within cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $1.2 million and $1.3 million to its pension plans during the six months ended June 30, 2023 and 2022, respectively. The Company has funded the pension plans with the required contributions for 2023 based on current plan provisions.

8.     Commitments and Contingencies

Adverse Arbitration Order

In April 2020, one of the Company's Nordic subsidiaries commenced an arbitration in Finland against a customer alleging breach of contract and other damages in connection with an outsourcing services agreement and transition services agreement executed in 2017. In September 2020, the customer submitted counterclaims against the Company in an aggregate amount in excess of €10.0 million. Following an expedited arbitration, in late November 2020, the arbitrator awarded the customer approximately $13.0 million in the aggregate for the counterclaimed damages and costs. The Company filed an application to annul the award in late January 2021 with the relevant court asserting, among other bases, that the arbitrator violated due process and procedural rules by disallowing the Company’s witness and expert testimony and maintaining the expedited format following the assertion of significant counterclaims which would ordinarily have required the application of normal rather than expedited rules. On May 28, 2021, the parties entered into a settlement agreement resolving this dispute for a total of $8.8 million including the reimbursement of certain third party charges. As of June 30, 2023, there was a net outstanding balance of $1.1 million for this matter included in accrued liabilities on the condensed consolidated balance sheet.

Class Action

On March 23, 2020, the Plaintiff, Bo Shen, filed a putative class action against the Company, Ronald Cogburn, the Company’s former Chief Executive Officer, and James Reynolds, the Company’s former Chief Financial Officer. Plaintiff claims to have been a holder of 4,000 shares of Company stock, purchased on October 4, 2019 at $1.34/share (in the case of the number of shares and share price without adjusting for any of the reverse stock splits occurring after that date). Plaintiff asserts two claims covering the purported class period of March 16, 2018 to March 16, 2020: (1) a violation of Section 10(b) and Rule 10b-5 of the Exchange Act against all defendants; and (2) a violation of Section 20(a) of the Exchange Act against Mr. Cogburn and Mr. Reynolds. The allegations stem from the Company’s press release, dated March 16, 2020 (announcing the postponement of the earnings call and delay in filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019), and press release and related SEC filings, dated March 17, 2020 (announcing its intent to restate its financial statements for 2017, 2018 and interim periods through September 30, 2019) and certain other matters. On July 27, 2023, the parties submitted a settlement agreement to the Court that, if approved, will result in the dismissal of the action with prejudice in exchange for a settlement payment of $5.0 million, which the Company anticipates will be funded by the Company’s insurance carrier to the extent the payment exceeds any remaining deductible under the applicable insurance policy. The settlement agreement was preliminary approved by the Court on August 21, 2023 and the final approval hearing is scheduled for December 7, 2023.

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

9.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including current portion of other debt approximated their fair value as of June 30, 2023 and December 31, 2022, due to the relative short maturity of these instruments. Management estimates the fair values of the 2023 Term Loans, 2023 Notes and 2026 Notes at approximately 47.0%, 60.0% and 8.0%, respectively, of the respective principal balances outstanding as of June 30, 2023 and approximately 64.0%, 65.0% and 15.5%, respectively, of the respective principal balance outstanding as of December 31, 2022. The fair values of secured borrowings under the Company’s securitization facility, BRCC Facility and Second Lien Note are equal to the respective carrying values. Other debt represents the Company’s outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt and current portion of long-term debts using Level 2 inputs, including any recent issuance of the debt, the Company’s credit rating, and the current risk-free rate.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2023 and December 31, 2022:

	Carrying	Fair	Fair Value Measurements
As of June 30, 2023	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$960,968	$121,070	$—	$121,070	$—
Current portion of long-term debts	103,409	76,355	—	76,355	—
Nonrecurring assets and liabilities:
Goodwill	$170,391	$170,391	$—	$—	$170,391

	Carrying	Fair	Fair Value Measurements
As of December 31, 2022	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$942,035	$184,968	$—	$184,968	$—
Current portion of long-term debts	154,802	121,893	—	121,893	—
Nonrecurring assets and liabilities:
Goodwill	$186,802	$186,802	$—	$—	$186,802

10.   Stock-Based Compensation

Exela 2018 Stock Incentive Plan

On January 17, 2018, Exela’s 2018 Stock Incentive Plan (the “2018 Plan”) became effective. The 2018 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based compensation to eligible participants. The Company was initially authorized to issue up to 694 shares of Common Stock under the 2018 Plan. On June 27, 2022, the shareholders of the Company approved our Amended and Restated 2018 Stock Incentive Plan increasing the number of shares of Common Stock reserved for issuance from an original 694 shares to 4,462.

Restricted Stock Unit

Restricted stock unit awards generally vest ratably over a one to two year period. Restricted stock units are subject to forfeiture if employment or service terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the 2018 Plan for the six months ended June 30, 2023 is summarized in the following table:

Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Outstanding Balance as of December 31, 2022	8	$6,600.00	1.00
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding Balance as of June 30, 2023	8	$6,600.00	0.50

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the six months ended June 30, 2023 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period
	Outstanding	Date Fair Value	Exercise Price	(Years)
Outstanding Balance as of December 31, 2022	352	$22,554.25	$47,117.77	0.20
Granted	—	—
Exercised	—	—
Forfeited	(13)	27,559.86
Expired	—	—
Outstanding Balance as of June 30, 2023 (1)	339	$22,359.49	$46,602.64	0.07

(1) 248 of the outstanding options are exercisable as of June 30, 2023.

As of June 30, 2023, there was approximately less than $0.1 million of total unrecognized compensation expense related to non-vested stock unit awards and stock option awards under the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general and administrative expenses. The Company recorded net reversal of compensation expense of less than $0.1 million and $0.1 million related to stock option awards under the 2018 Plan for the three and six months ended June 30, 2023, respectively, due to forfeiture of options. The Company incurred total compensation expense of $0.5 million and $0.8 million related to restricted stock unit awards and stock option awards under the 2018 Plan for the three and six months ended June 30, 2022, respectively.

Market Performance Units

On September 14, 2021, the Company granted its Executive Chairman performance units with a market performance condition, which are notional units representing the right to receive one share of Common Stock (or the cash value of one share of Common Stock). At the election of the compensation committee of the Company, these performance units might be settled in cash or in shares of Common Stock.

Fifty percent of the performance units covered by the award will vest if, at any time during the period commencing September 14, 2021 and ending June 30, 2024, the volume weighted average of the reported closing price of the Common Stock is $40,000 per share or greater on (x) 60 consecutive trading days or (y) 90 non-consecutive trading days in any 180 day period (the “Tranche 1”). In addition, the remaining 50% of the performance units will vest if, at any time during the period commencing September 14, 2021 and ending June 30, 2025, the volume weighted average of the reported closing prices of the Common Stock is $80,000 per share or greater on (x) 60 consecutive trading days or (y) 90 non-consecutive trading days in any 180 day period (the “Tranche 2”). Any Tranche 1 and Tranche 2 units that are not earned by June 30, 2024 and June 30, 2025, respectively, will be forfeited for no consideration and will no longer be eligible to vest. In addition, if a change in control occurs prior to the applicable expiration date, if the performance units are assumed by the acquirer, the units will remain outstanding and eligible to vest based solely on his continued service to the Company. If in connection with such change in control the performance units are not assumed by an acquirer, a number of performance units will vest based on the per share price paid in the transaction, with 0% vesting if the per share price is equal to or less than $8,000 per share, and 100% of the Tranche 1 vesting if the per share price is equal to or greater than $40,000 and 100% of the Tranche 2 vesting if the per share price is equal to or greater than $80,000, and a number of Tranche 1 and Tranche 2 vesting determined based on a straight line interpolation if the share price is between $8,000 and $40,000 or $80,000, respectively. In addition, if there is a change in control that is principally negotiated and approved by, and recommended to the Company’s shareholders by, a special committee of independent directors which committee does not include the Executive Chairman, and neither he nor any of his affiliates is directly or indirectly an equity holder of the acquiring Company, and the Tranche 1 are not assumed by an acquirer in connection with such transaction, all of his then unvested Tranche 1 will vest, and the Tranche 2 would be eligible for the pro rata vesting described above. The Executive Chairman will remain eligible to earn his performance units so long as he remains engaged with the Company in any capacity, including as a non-employee director.

The fair value per unit of the awards was determined to be $5,920 and $6,040 for Tranche 1 and Tranche 2, respectively, on the grant date by application of the Monte Carlo simulation model. On December 31, 2021, the modification date fair value per unit of the awards was determined to be $1,760 and $1,880 for Tranche 1 and Tranche 2, respectively, by application of the Monte Carlo simulation model.

The following table summarizes the activity for the market performance restricted stock units for the six months ended June 30, 2023:

Weighted Average
		Weighted	Period Over
	Number	Average	Which Expected
	of Units	Fair Value	to be Recognized
Outstanding Balance as of December 31, 2022	2,125	$1,820.00	2.98
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding Balance as of June 30, 2023	2,125	$1,820.00	2.98

As of June 30, 2023, there was approximately $1.3 million of total unrecognized compensation expense related to non-vested performance unit awards, which will be recognized over the requisite service period. We recognized $0.2 million and $0.4 million compensation expense associated with the performance unit award for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively.

11.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of our Common Stock and Tandem Preferred Stock (that provides a vote to holders of our Series B Preferred Stock, as described below) possess all voting power for the election of our Board of Directors (the “Board”) and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the Board in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. As of June 30, 2023 and December 31, 2022, there were 6,365,353 and 1,393,276 shares of Common Stock outstanding, respectively.

Reverse Stock Split

On May 12, 2023, we effected the Reverse Stock Split of our issued and outstanding shares of Common Stock. As a result of the Reverse Stock Split every two hundred (200) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. All information related to Common Stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Giving effect to the Reverse Stock Split issued and outstanding Common Stock decreased from 278,655,235 to 1,393,276 at December 31, 2022.

Common Stock At-The-Market Sales Program

On May 27, 2021, the Company entered into an At Market Issuance Sales Agreement (“First ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”), as distribution agents, under which the Company may offer and sell shares of the Common Stock from time to time through the Distribution Agents, acting as sales agent or principal. On September 30, 2021, the Company entered into a second At Market Issuance Sales Agreement with B. Riley, BNP Paribas Securities Corp., Cantor, Mizuho Securities USA LLC and Needham & Company, LLC, as distribution agents (together with the First ATM Agreement, the “ATM Agreement”).

Sales of the shares of Common Stock under the ATM Agreement have been in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the Nasdaq or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the ATM Agreement have been offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-255707), filed with the SEC on May 3, 2021 and declared effective on May 12, 2021, and the Company’s Registration Statement on Form S-3 (File No. 333-263909), filed with the SEC on March 28, 2022 and declared effective on May 10, 2022, and the prospectuses and related prospectus supplements included therein for sales of shares of Common Stock as follows:

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100.0 million (“Common ATM Program–1”)	May 28, 2021 through July 1, 2021	12,356	$8,032.74	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150.0 million (“Common ATM Program–2”)	June 30, 2021 through September 2, 2021	14,395	$10,413.79	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through March 31, 2022	83,719	$2,986.18	$250.0 million	$241.0 million
Prospectus supplement dated May 23, 2022 with an aggregate offering price of up to $250.0 million (“Common ATM Program–4”)	May 24, 2022 through March 31, 2023	6,262,182	$36.15	$226.4 million	$219.3 million

Due to the late filing of the 2022 Form 10-K the Company lost eligibility to use Form S-3 (and thereby the ability to conduct at the market offerings) for twelve full calendar months following the date the 2022 Form 10-K was due.

Share Buyback Program

On August 10, 2022, the Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company is permitted to repurchase up to 50,000 shares of Common Stock over the next two-year period. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares of Common Stock. No shares were repurchased under the 2022 Share Buyback Program during the six months ended June 30, 2023. As of June 30, 2023, we had repurchased and concurrently retired a total of 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program.

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

Series A Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board. The Company has designated 2,800,000 shares of its authorized preferred stock as Series A Preferred Stock. At June 30, 2023 and December 31, 2022, the Company had 2,778,111 shares of Series A Preferred Stock outstanding. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of June 30, 2023, after taking into account the effect of the Reverse Stock Split, each outstanding share of Series A Preferred Stock was convertible into 0.00014 shares of Common Stock using this conversion formula. Accordingly, as of June 30, 2023, 384 shares of Common Stock were issuable upon conversion of 2,778,111 shares of outstanding Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series A Liquidation Preference”) per share of Series A Preferred Stock, paid or accrued quarterly in arrears on the 15th day of each March, June, September and December. From the issue date through June 30, 2023, the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Series A Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series A Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series A Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation for the three and six months ended June 30, 2023 was $1.0 million and $1.9 million, respectively. The gross dividend accumulation for the three and six months ended June 30, 2022 was $0.9 million and $1.7 million, respectively. As of June 30, 2023, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 was $17.8 million. The per share average of cumulative preferred dividends for the three and six months ended June 30, 2023 was $0.3 and $0.7, respectively. The per share average of cumulative preferred dividends for the three and six months ended June 30, 2022 was $0.3 and $0.6, respectively.

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

Series B Preferred Stock and Tandem Preferred Stock

The Company has designated 8,100,000 shares of its authorized and unissued preferred stock as Series B Preferred Stock. At June 30, 2023 and December 31, 2022, the Company had 3,029,900 shares of Series B Preferred Stock outstanding. The par value of the Series B Preferred Stock is $0.0001 per share. Each share of Series B Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of liquidation preference per share as adjusted for accrued but unpaid dividends, as described below. As of June 30, 2023, after taking into account the effect of the Reverse Stock Split and payment of the accrued dividend, each outstanding share of Series B Preferred Stock was convertible into 0.00523 of one share of Common Stock using this conversion formula. Accordingly, as of June 30, 2023, 15,842 shares of Common Stock were issuable upon conversion of 3,029,900 shares of outstanding Series B Preferred Stock. The shares of Series B Preferred Stock are listed on the Nasdaq under the symbol “XELAP.”

Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 6% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series B

Liquidation Preference”) per share of Series B Preferred Stock, paid or accrued quarterly in arrears on the last day of each of March, June, September and December. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series B Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series B Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series B Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accrued for the three and six months ended June 30, 2023 was $1.2 million and $2.3 million, respectively. The gross dividend accrued for the three and six months ended June 30, 2022 was $1.3 million and $1.4 million, respectively. As of June 30, 2023, the total accumulated but unpaid dividends on the Series B Preferred Stock since inception on March 23, 2022 was $3.5 million. The per share average of accrued preferred dividends for the three and six months ended June 30, 2023 was $0.39 and $0.77, respectively. The per share average of accrued preferred dividends for the three and six months ended June 30, 2022 was $0.43 and $0.46, respectively.

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

Treasury Stock

As of June 30, 2023, the Company had 612 shares of Common Stock held as treasury stock, 232 shares of which were repurchased under a prior expired share buyback and 380 shares that were returned to the Company pursuant to a contractual obligation. The Company records treasury stock using the cost method.

Warrants

At June 30, 2023, there were warrants outstanding to purchase 2,433 shares of our Common Stock, consisting of 9,731,819 warrants to purchase one-four thousandth of one share of Common Stock from the private placement that was completed in March 2021.

Private Placement of Unregistered Shares and Warrants

On March 15, 2021, the Company, entered into a securities purchase agreement with certain accredited institutional investors pursuant to which the Company issued and sold to ten accredited institutional investors in a private placement an aggregate of 2,433 unregistered shares of the Common Stock at a price of $11,000.00 per share and an equal number of warrants, generating gross proceeds to the Company of $26.8 million. Cantor Fitzgerald acted as placement agent in connection with such sale of unregistered securities and received a placement fee of 5.5% of gross proceeds in connection with such service. In selling the shares without registration, the Company relied on exemptions from registration available under Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. The Company filed a registration statement on Form S-3 on May 3, 2021 that registered for resale of these shares and the shares underlying these private placement warrants.

Each private placement warrant entitles the holder to purchase one-four thousandth of one share of Common Stock, at an exercise price of $16,000.00 per share and will expire on September 19, 2026. The private placement warrants are not listed or traded as of June 30, 2023, and are not subject to mandatory redemption by the Company.

12.   Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, and together with certain of their affiliated entities managed by HandsOn Global Management LLC, including such entity, “HGM”) of $0 and less than $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and less than $0.1 million for each of the six months ended June 30, 2023 and 2022. Certain members of our Board, including our Executive Chairman, Par Chadha, Sharon Chadha, Ron Cogburn, and James Reynolds are or have been affiliated with HGM. Our Executive Chairman, Par Chadha and his wife, Sharon Chadha, are currently affiliated with HGM. Messrs. Cogburn and Reynolds were affiliated with HGM until 2020.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees of $2.1 million and $1.6 million relating to these agreements for the three months ended June 30, 2023 and 2022, respectively. The Company incurred fees of $4.5 million and $3.1 million relating to these agreements for the six months ended June 30, 2023 and 2022, respectively.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was less than $0.1 million for each of the three months ended June 30, 2023 and 2022, and $0.1 million for each of the six months ended June 30, 2023 and 2022. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $0.5 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.8 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. These expenses are included in cost of revenue in the condensed consolidated statements of operations.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between our Executive Chairman and the president of Oakana Holdings, Inc. The expense recognized for these services was $0 and less than $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and less than $0.1 million for each of the six months ended June 30, 2023 and 2022.

Subscription Agreements

On July 21, 2022, the Company entered into a subscription agreement with its Executive Chairman. Pursuant to this subscription agreement, on August 11, 2022, the Company issued and sold 355 shares of Common Stock to Par Chadha for an aggregate purchase price of $0.1 million.

Payable and Receivable/Prepaid Balances with Affiliates

Payable and receivable/prepaid balances with affiliates as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$416	$—	$412	$—
Rule 14	—	1,773	—	2,473
HGM	47	—	347	—
	$463	$1,773	$759	$2,473

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

	Three months ended June 30, 2023
	ITPS	HS	LLPS	Total
Revenue	$184,990	$63,608	$24,340	$272,938
Cost of revenue (exclusive of depreciation and amortization)	150,035	47,016	15,008	212,059
Segment profit	34,955	16,592	9,332	60,879
Selling, general and administrative expenses (exclusive of depreciation and amortization)				32,026
Depreciation and amortization				14,890
Related party expense				2,739
Interest expense, net				45,092
Debt modification and extinguishment costs (gain), net				(6,785)
Sundry expense, net				1,500
Other income, net				(232)
Net loss before income taxes				$(28,351)

	Three months ended June 30, 2022
	ITPS	HS	LLPS	Total
Revenue	$190,005	$56,390	$20,375	$266,770
Cost of revenue (exclusive of depreciation and amortization)	156,704	45,719	14,854	217,277
Segment profit	33,301	10,671	5,521	49,493
Selling, general and administrative expenses (exclusive of depreciation and amortization)				50,195
Depreciation and amortization				17,993
Related party expense				2,186
Interest expense, net				42,271
Debt modification and extinguishment costs (gain), net				8,117
Sundry income, net				(741)
Other expense, net				7,375
Net loss before income taxes				$(77,903)

	Six months ended June 30, 2023
	ITPS	HS	LLPS	Total
Revenue	$378,698	$126,650	$41,210	$546,558
Cost of revenue (exclusive of depreciation and amortization)	308,546	93,752	26,228	428,526
Segment profit	70,152	32,898	14,982	118,032
Selling, general and administrative expenses (exclusive of depreciation and amortization)				76,407
Depreciation and amortization				31,450
Related party expense				5,851
Interest expense, net				89,272
Debt modification and extinguishment costs (gain), net				(15,558)
Sundry expense, net				2,248
Other income, net				(514)
Net loss before income taxes				$(71,124)

	Six months ended June 30, 2022
	ITPS	HS	LLPS	Total
Revenue	$395,012	$112,986	$38,170	$546,168
Cost of revenue (exclusive of depreciation and amortization)	320,290	92,450	28,041	440,781
Segment profit	74,722	20,536	10,129	105,387
Selling, general and administrative expenses (exclusive of depreciation and amortization)				93,235
Depreciation and amortization				36,205
Related party expense				4,173
Interest expense, net				82,031
Debt modification and extinguishment costs (gain), net				9,001
Sundry income, net				(434)
Other expense, net				13,534
Net loss before income taxes				$(132,358)

14. Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when these condensed consolidated financial statements were issued to determine if they must be reported.

2026 Notes Exchange

On July 11, 2023, Exela Intermediate LLC and Exela Finance Inc. (together, the “Issuers”), wholly-owned subsidiaries of the Company, certain guarantors and U.S. Bank Trust Company, National Association, as trustee (in such capacity, the “New Notes Trustee”), entered into an indenture (the “New Notes Indenture”) governing the Company’s new 11.500% First-Priority Senior Secured Notes due 2026 (the “New Notes”) and issued approximately $767.8 million aggregate principal amount of the New Notes (which does not take into account $314.4 million aggregate principal amount of the New Notes issued to affiliates of the Issuers, which will be eliminated for the purpose of consolidated financial statements of the Company, in exchange for 2026 Notes, 2023 Notes and 2023 Term Loans held by them and in satisfaction of amounts owed to such affiliates as a result of prior cash payments made by such affiliates to or on behalf of the Issuers), which includes (i) $764.8 million aggregate principal amount of the New Notes issued as consideration for the exchange of $956.0 million aggregate principal amount of the Issuers’ existing 2026 Notes pursuant to a public exchange offer (the “2023 Exchange Offer”), which is equivalent to $800 of the New Notes per $1,000 principal amount of the existing 2026 Notes and (ii) $3.0 million aggregate principal amount of the New Notes issued as consideration for the private exchange of certain of the Company’s 2023 Term Loans. Following this issuance and related transactions, approximately $24.0 million of 2026 Notes and no 2023 Term Loans or 2023 Notes remain outstanding.

The Issuers’ obligations under the New Notes and the New Notes Indenture are irrevocably and unconditionally guaranteed, jointly and severally, by the same guarantors (the “Guarantors”) that guarantee the 2026 Notes other than certain guarantors that have ceased to have operations or assets and by certain of the Issuers’ other affiliates. The New Notes and the related guarantees are first-priority senior secured obligations of the Issuers and the Guarantors.

The New Notes will mature on April 15, 2026. Interest on the New Notes will accrue at 11.500% per annum and will be paid semi-annually, in arrears, on January 15 and July 15 of each year, beginning July 15, 2023. Interest will be payable in cash or in kind by issuing additional New Notes (or increasing the principal amount of the outstanding New Notes) (“PIK Interest”); provided that (i) with respect to the New Notes held by Affiliates (as defined in the New Notes Indenture) of the Issuers, for interest payment dates through and including the January 15, 2025 interest payment date, such interest shall be paid only in kind as PIK Interest and (ii) with respect to all other New Notes, (A) for the July 15, 2023 interest payment date, such interest shall be paid in kind as PIK Interest, (B) for each interest payment date from and including the January 15, 2024 interest payment date through and including the July 15, 2024 interest payment date, such interest shall be paid in cash in an amount equal to (i) 50% of such interest plus (ii) an amount not to exceed an amount that, pro forma for such payment, would leave the issuers with Unrestricted Cash (as defined in the New Notes Indenture) of at least $15 million, with the remaining interest paid in kind as PIK Interest, and (C) for interest payment dates falling on or after January 15, 2025, such interest shall be paid in cash.

The issuers may redeem the New Notes at their option, in whole at any time or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, the New Notes will be mandatorily redeemable in part upon the sale of certain assets that constitute additional credit support.

The New Notes Indenture contains covenants that limit the Issuers’ and the Affiliated Guarantors (as defined below) and their respective subsidiaries’ ability to, among other things, (i) incur or guarantee additional indebtedness, (ii) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments, (iii) make investments, (iv) consummate certain asset sales, (v) engage in certain transactions with affiliates, (vi) grant or assume certain liens and (vii) consolidate, merge or transfer all or substantially all of their assets. These covenants are subject to a number of important limitations and exceptions. In addition, upon the occurrence of specified change of control events, the Issuers must offer to repurchase the New Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The New Notes Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding New Notes to be due and payable immediately.

On July 11, 2023, we entered into a seventh supplemental indenture to the 2026 Notes Indenture which eliminated substantially all of the restrictive covenants, eliminated certain events of default, modified covenants regarding mergers and consolidations and modified or eliminated certain other provisions, including certain provisions relating to future guarantors and defeasance, contained in the 2026 Notes Indenture and the 2026 Notes. In addition, all of the collateral securing the 2026 Notes was released pursuant to the seventh supplemental indenture.

The Company expects to account for the Note Exchange as a troubled debt restructuring under ASC 470-60 in the third quarter 2023.

Senior Secured Term Loan

On July 11, 2023, the Company entered into a financing agreement with certain lenders and Blue Torch Finance LLC, as administrative agent, pursuant to which the lenders extended a term loan of principal amount of $40.0 million to the Company. On the same date, the Company used proceeds of this term loan and cash on hand to repay its outstanding 2023 Notes and 2023 Term Loans.

Special Voting Preferred Stock

On October 9, 2023, the Company entered into the Subscription, Voting and Redemption Agreement with GP-HGM LLC (“GP-HGM”), an entity controlled by our Executive Chairman, pursuant to which GP-HGM purchased 1,000,000 shares of a new class of preferred stock designated as “Special Voting Stock” for an aggregate purchase price of $100 and agreed to vote all of the shares of Special Voting Stock at the annual meeting of stockholders, scheduled for December 5, 2023 (the “Annual Meeting"), in proportion to the votes cast at the Annual Meeting. Each share of Special Voting Stock is entitled to 20,000 votes per share. The Company has further agreed to redeem the shares of Special Voting Stock for an aggregate price of $100 on the first business day following the date on which the voting on the Amendment to Series B Certificate of Designations Proposal has concluded.

At the Annual Meeting, stockholders will be asked to approve an amendment to the Certificate of Designations of the Company’s Series B Preferred Stock to allow the Company to have the ability to (a) pay dividends in shares of Common Stock, (b) pay less than all of the accrued dividends, and (c) pay dividends on any date designated by the Company’s board of directors for the payment of dividends.

Completion of the Merger

On November 29, 2023, the Company completed the merger of its European business with CFFE. The combined company now operates as XBP Europe and, beginning on November 30, 2023, XBP Europe shares started trading on the Nasdaq Stock Market under the ticker symbol “XBP” and its warrants started trading on the Nasdaq Stock Market under the ticker symbol “XBPEW”.

The business combination will be accounted for as a reverse capitalization in accordance with FASB’s ASC Topic 805, Business Combinations (“ASC 805”). Under this method of accounting, CFFE will be treated as the “acquired” company for financial reporting purposes with XBP Europe surviving as a direct wholly-owned subsidiary of CFFE.

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

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, estimated or anticipated future results and benefits, future opportunities for Exela, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; cyber incidents such as a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this quarterly report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (as amended, the “2022 Form 10-K”) under the heading “Risk Factors”, and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on any websites that may be referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide our expectations, plans or forecasts of future events and views as of the date of this quarterly report. We anticipate that subsequent events and developments may cause our assessments to change. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this quarterly report.

Overview

Exela Technologies, Inc. (“Exela”, the “Company”, “we”, “our” or “us”) is a business process automation leader leveraging a global footprint and proprietary technology to help turn the complex into the simple through user friendly software platforms and solutions that enable our customers’ digital transformation. We have decades of expertise earned from serving more than 4,000 customers worldwide, including many of the world’s largest enterprises and over 60% of the Fortune® 100, in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. Our technology-enabled solutions allow global organizations to address critical challenges resulting from the massive amounts of data obtained and created through their daily operations. Our solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. Through cloud-enabled platforms, built on a configurable stack of automation modules, and approximately 15,400 employees operating in 21 countries, Exela rapidly deploys integrated technology and operations as an end-to-end digital journey partner.

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

The Novitex Business Combination was accounted for as a reverse merger for which SourceHOV was determined to be the accounting acquirer. Outstanding shares of SourceHOV were converted into shares of our common stock (“Common Stock”), presented as a recapitalization, and the net assets of Quinpario were acquired at historical cost, with no goodwill or other intangible assets recorded. The acquisition of Novitex was treated as a business combination under ASC 805 and was accounted for using the acquisition method. The strategic combination of SourceHOV and Novitex formed Exela, which is one of the largest global providers of information processing solutions based on revenues.

On May 12, 2023, we effected a one-for-two hundred reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of our Common Stock. At the effective time of the Reverse Stock Split, every two hundred (200) shares of Common Stock issued and outstanding were automatically combined into one (1) share of issued and outstanding Common Stock, without any change in the par value per share. Our Common Stock began trading on The Nasdaq Capital Market on a Reverse Stock Split-adjusted basis on May 15, 2023. There was no change in our ticker symbol as a result of the Reverse Stock Split. All information related to Common Stock, stock options, restricted stock units, warrants and earnings per share have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented.

Merger Agreement

On October 9, 2022, the Company entered into a definitive merger agreement to merge its European business with CF Acquisition Corp. VIII (“CFFE”), a special purpose acquisition company, to form a new publicly-traded company which will be called XBP Europe, Inc. (“XBP Europe”). On November 29, 2023, the Company completed the merger of its European business with CFFE. Following the closing of the transaction, the Company indirectly owns a majority of the outstanding capital stock of XBP Europe. The combined company now operates as XBP Europe and, beginning on November 30, 2023, XBP Europe shares started trading on the Nasdaq Stock Market under the ticker symbol “XBP” and its warrants started trading on the Nasdaq Stock Market under the ticker symbol “XBPEW”.

Sale of Non-core Assets

On June 8, 2023, the Company completed the sale of the high-speed scanner business, which was a part of its Information & Transaction Processing Solutions segment, for a purchase price of approximately $30.1 million, subject to final working capital adjustments. This transaction resulted in a pre-tax gain of $7.2 million.

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

As of June 30, 2023, we had approximately 15,400 employees globally, with 53% located in the Americas and EMEA, and the remainder located primarily in India, Philippines and China.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $125.2 million and $136.6 million for the three months ended June 30, 2023 and 2022, respectively. We incurred personnel costs of $254.6 million and $269.6 million for the six months ended June 30, 2023 and 2022, respectively. The majority of our personnel costs are variable and incurred only while we are providing our services.

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

Results of Operations

Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Change	% Change
Revenue:
ITPS	$184,990	$190,005	$(5,015)	(2.64)%
HS	63,608	56,390	7,218	12.80%
LLPS	24,340	20,375	3,965	19.46%
Total revenue	272,938	266,770	6,168	2.31%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	150,035	156,704	(6,669)	(4.26)%
HS	47,016	45,719	1,297	2.84%
LLPS	15,008	14,854	154	1.04%
Total cost of revenues	212,059	217,277	(5,218)	(2.40)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	32,026	50,195	(18,169)	(36.20)%
Depreciation and amortization	14,890	17,993	(3,103)	(17.25)%
Related party expense	2,739	2,186	553	25.30%
Operating profit (loss)	11,224	(20,881)	32,105	(153.75)%
Interest expense, net	45,092	42,271	2,821	6.67%
Debt modification and extinguishment costs (gain), net	(6,785)	8,117	(14,902)	(183.59)%
Sundry expense (income), net	1,500	(741)	2,241	(302.43)%
Other expense (income), net	(232)	7,375	(7,607)	(103.15)%
Net loss before income taxes	(28,351)	(77,903)	49,552	(63.61)%
Income tax expense	(2,535)	(1,296)	(1,239)	95.60%
Net loss	$(30,886)	$(79,199)	$48,313	(61.00)%

Revenue

For the three months ended June 30, 2023, our revenue on a consolidated basis increased by $6.2 million, or 2.3%, to $272.9 million from $266.8 million for the three months ended June 30, 2022. We experienced revenue decline in the ITPS segment and revenue growth in the HS and LLPS segments. Our ITPS, HS, and LLPS segments constituted 67.8%, 23.3%, and 8.9% of total revenue, respectively, for the three months ended June 30, 2023, compared to 71.2%, 21.1%, and 7.6%, respectively, for the three months ended June 30, 2022. The revenue changes by reporting segment were as follows:

ITPS— For the three months ended June 30, 2023, revenue attributable to our ITPS segment decreased by $5.0 million, or 2.6% compared to the same period in the prior year. This revenue decline is attributable to lower volumes, transition revenue and other customer losses. The reported ITPS segment revenue decline was also impacted by $0.4 million from currency conversion during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

HS— For the three months ended June 30, 2023, revenue attributable to our HS segment increased by $7.2 million, or 12.8% compared to the same period in the prior year, primarily due to higher volumes from our existing healthcare customers.

LLPS— For the three months ended June 30, 2023, revenue attributable to our LLPS segment increased by $4.0 million, or 19.5% compared to the same period in the prior year, primarily due to an increase in project based engagements in legal claims administration services.

Cost of Revenue

For the three months ended June 30, 2023, our cost of revenue decreased by $5.2 million, or 2.4%, compared to the three months ended June 30, 2022. Costs in our ITPS segment decreased by $6.7 million, or 4.3%, primarily attributable to the corresponding decline in revenues and cost savings flow through. HS segment cost of revenue increased by $1.3 million, or 2.8%. LLPS segment cost of revenue increased by $0.2 million, or 1.0%.

The decrease in cost of revenues on a consolidated basis was primarily due to decrease in employee-related costs of $6.7 million, lower infrastructure and maintenance costs of $1.5 million, lower operating costs of $2.1 million offset by higher travel costs of $0.1 million and higher pass through costs of $5.0 million.

Cost of revenue for the three months ended June 30, 2023 was 77.7% of revenue compared to 81.4% for the comparable period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses decreased by $18.2 million, or 36.2%, to $32.0 million for the three months ended June 30, 2023, compared to $50.2 million for the three months ended June 30, 2022. The decrease was primarily attributable to a pre-tax gain of $6.5 million recorded in June 2023 on the sale of the high-speed scanner business, lower employee related costs by $5.5 million, lower travel costs of $0.2 million, lower infrastructure, maintenance and operating costs of $0.7 million and lower professional and legal fees of $6.3 million offset by higher other SG&A expenses of $1.1 million. SG&A expenses decreased as a percentage of revenues to 11.7% for the three months ended June 30, 2023 as compared to 18.8% for the three months ended June 30, 2022.

Depreciation & Amortization

Total depreciation and amortization expense was $14.9 million and $18.0 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in total depreciation and amortization expense by $3.1 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Related Party Expenses

Related party expense was $2.7 million for the three months ended June 30, 2023 compared to $2.2 million for the three months ended June 30, 2022.

Interest Expense

Interest expense was $45.1 million for the three months ended June 30, 2023 compared to $42.3 million for the three months ended June 30, 2022. The increase in total interest expense by $2.8 million was primarily due to higher original issue discount amortization during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Debt modification and extinguishment costs (gain), net

Debt modification and extinguishment gain was $6.8 million for the three months ended June 30, 2023 compared to a loss of $8.1 million for the three months ended June 30, 2022. During the three months ended June 30, 2023, we repurchased $0.4 million principal amount of 2023 Notes for a cash consideration of $0.3 million. The gain on early extinguishment of debt for the 2023 Notes during the three months ended June 30, 2023 totaled $0.1 million. During the three months ended June 30, 2023, we repurchased $15.1 million principal amount of the term loans outstanding under the Credit Agreement (the “2023 Term Loans”) for a cash consideration of $8.0 million. The gain on early extinguishment of debt for the 2023 Term Loans during the three months ended June 30, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the three months ended June 30, 2023, we paid $0.4 million of exit fees on the partial prepayment of the BRCC Term Loan which was treated as a debt extinguishment cost.

Sundry Expense (Income), net

Sundry expense, net was $1.5 million for the three months ended June 30, 2023 compared to sundry income, net of $0.7 million for the three months ended June 30, 2022. The change over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense (Income), net

Other income, net was $0.2 million for the three months ended June 30, 2023 compared to other expense, net of $7.4 million for the three months ended June 30, 2022. For the three months ended June 30, 2022, the expenses were primarily attributable to remeasurement of our true-up guarantee obligation under the Revolver Exchange (as defined below) and accrual of true-up liability based on the market price for the 2026 Notes.

Income Tax Expense

The company recorded income tax expense of $2.5 million for the three months ended June 30, 2023 and an income tax expense of $1.3 million for the three months ended June 30, 2022. The tax expense is primarily impacted by permanent tax adjustments, state and local current expense, foreign operations and valuation allowances. The tax expense for three months ended June 30, 2023 is slightly higher than the three months ended June 30, 2022 primarily because of in an increase in foreign tax expense relating for foreign exchange gains and the impact of foreign withholding tax.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Change	% Change
Revenue:
ITPS	$378,698	$395,012	$(16,314)	(4.13)%
HS	126,650	112,986	13,664	12.09%
LLPS	41,210	38,170	3,040	7.96%
Total revenue	546,558	546,168	390	0.07%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	308,546	320,290	(11,744)	(3.67)%
HS	93,752	92,450	1,302	1.41%
LLPS	26,228	28,041	(1,813)	(6.47)%
Total cost of revenues	428,526	440,781	(12,255)	(2.78)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	76,407	93,235	(16,828)	(18.05)%
Depreciation and amortization	31,450	36,205	(4,755)	(13.13)%
Related party expense	5,851	4,173	1,678	40.21%
Operating profit (loss)	4,324	(28,226)	32,550	(115.32)%
Interest expense, net	89,272	82,031	7,241	8.83%
Debt modification and extinguishment costs (gain), net	(15,558)	9,001	(24,559)	(272.85)%
Sundry expense (income), net	2,248	(434)	2,682	(617.97)%
Other expense (income), net	(514)	13,534	(14,048)	(103.80)%
Net loss before income taxes	(71,124)	(132,358)	61,234	(46.26)%
Income tax expense	(5,198)	(3,797)	(1,401)	36.90%
Net loss	$(76,322)	$(136,155)	$59,833	(43.94)%

Revenue

For the six months ended June 30, 2023, our revenue on a consolidated basis increased by $0.4 million, or 0.1%, to $546.6 million from $546.2 million for the six months ended June 30, 2022. We experienced revenue decline in ITPS segment and revenue growth in HS and LLPS segments. Our ITPS, HS, and LLPS segments constituted 69.3%, 23.2%, and 7.5% of total revenue, respectively, for the six months ended June 30, 2023, compared to 72.3%, 20.7%, and 7.0%, respectively, for the six months ended June 30, 2022. The revenue changes by reporting segment were as follows:

ITPS— For the six months ended June 30, 2023, revenue attributable to our ITPS segment decreased by $16.3 million, or 4.1% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”). In addition, lower volumes and staffing shortages during the six months ended June 30, 2023 impacted revenue during the period. ITPS segment revenue was also impacted adversely by $3.6 million attributable to the depreciation of the Euro and U.K. pound sterling against the U.S. dollar during the six months ended June 30, 2023, compared to the six months ended June 30, 2022

HS— For the six months ended June 30, 2023, revenue attributable to our HS segment increased by $13.7 million, or 12.1% compared to the same period in the prior year primarily due to higher volumes from our new and existing healthcare customers.

LLPS— For the six months ended June 30, 2023, revenue attributable to our LLPS segment increased by $3.0 million, or 8.0% compared to the same period in the prior year primarily due to an increase in project based engagements in legal claims administration services.

Cost of Revenue

For the six months ended June 30, 2023, our cost of revenue decreased by $12.3 million, or 2.8%, compared to the six months ended June 30, 2022. Costs in our ITPS segment decreased by $11.7 million, or 3.7%, primarily attributable to the corresponding decline in revenues. HS segment costs increased by $1.3 million, or 1.4% primarily due to increases in employee-related cost. LLPS segment cost of revenue decreased by $1.8 million, or 6.5% primarily due to higher margin project engagements.

The decrease in cost of revenues on a consolidated basis was primarily due to a decrease in employee-related costs of $10.2 million, lower infrastructure and maintenance costs of $3.8 million and lower other operating costs of $3.9 million offset by higher pass through costs of $5.3 million and higher travel costs of $0.3 million

Cost of revenue for the six months ended June 30, 2023 was 78.4% of revenue compared to 80.7% for the comparable period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses decreased $16.8 million, or 18.1%, to $76.4 million for the six months ended June 30, 2023, compared to $93.2 million for the six months ended June 30, 2022. The decrease was primarily attributable to a pre-tax gain of $6.5 million recorded in June 2023 on sale of the high-speed scanner business, lower employee related costs by $6.5 million, lower travel costs of $0.5 million, lower infrastructure, maintenance and operating costs of $2.1 million and lower legal and professional fees of $4.0 million offset by higher other SG&A expenses of $2.8 million. SG&A expenses decreased as a percentage of revenues to 14.0% for the six months ended June 30, 2023 as compared to 17.1% for the six months ended June 30, 2022.

Depreciation & Amortization

Total depreciation and amortization expense was $31.4 million and $36.2 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in total depreciation and amortization expense by $4.8 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Related Party Expenses

Related party expense was $5.9 million for the six months ended June 30, 2023 compared to $4.2 million for the six months ended June 30, 2022.

Interest Expense

Interest expense was $89.3 million for the six months ended June 30, 2023 compared to $82.0 million for the six months ended June 30, 2022. The increase in total interest expense by $7.2 million was primarily due to higher original issue discount amortization during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Debt modification and extinguishment costs (gain), net

Debt modification and extinguishment gain was $15.6 million for the six months ended June 30, 2023 compared to a loss of $9.0 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, we repurchased $13.8 million principal amount of 2023 Notes for a cash consideration of $4.4 million. The gain on early extinguishment of debt for the 2023 Notes during the six months ended June 30, 2023 totaled $9.9 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the six months ended June 30, 2023, we repurchased $15.1 million principal amount of the 2023 Term Loans outstanding under the Credit Agreement for a cash consideration of $8.0 million. The gain on early extinguishment of debt for the 2023 Term Loans during the six months ended June 30, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the six months ended June 30, 2023, we paid $1.4 million of exit fees on the partial prepayment of the BRCC Term Loan which was treated as a debt extinguishment cost.

Sundry Expense (Income), net

The increase in sundry expenses by $2.7 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense (Income), net

Other income, net was $0.5 million for the six months ended June 30, 2023 compared to other expense, net of $13.5 million for the six months ended June 30, 2022. Remeasurement of our true-up guarantee obligation under the Revolver Exchange for the 2026 Notes was the primary driver of the $13.5 million net expense for the six months ended June 30, 2022.

Income Tax Expense

The Company recorded income tax expense of $5.2 million for the six months ended June 30, 2023 and an income tax expense of $3.8 million for the six months ended June 30, 2022. The tax expense for the six months ended June 30, 2023 is higher than the six months ended June 30, 2022 largely due to an increase in foreign expense relating for foreign exchange gains and the impact of foreign withholding tax.

Other Financial Information (Non-GAAP Financial Measures)

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus optimization and restructuring charges, including severance and retention expenses; transaction and integration costs; other non-cash charges, including non-cash compensation, (gain) or loss from sale or disposal of assets, and impairment charges; and management fees and expenses. We add back certain expenses, costs and charges in determining Adjusted EBITDA under our secured debt agreements which is used thereunder in determining various calculations. We have reported on these items in a consistent manner since our business combination in 2017.

We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations as our Board of Directors (the “Board”) and management use EBITDA and Adjusted EBITDA to assess our financial performance, because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team. Net loss is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non GAAP financial measures have important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. These non GAAP financial measures are not required to be uniformly applied, are not audited and should not be considered in isolation or as substitutes for results prepared in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023	2022
Net Loss	$(30,886)	$(79,199)
Taxes	2,535	1,296
Interest expense	45,092	42,271
Depreciation and amortization	14,890	17,993
EBITDA	31,631	(17,639)
Optimization and restructuring expenses (1)	6,131	6,570
Transaction and integration costs (2)	2,905	8,622
Non-cash equity compensation (3)	202	528
Other charges including non-cash (4)	8,793	24,797
Loss/(gain) on sale of assets (5)	739	636
Loss/(gain) on business disposals (6)	(6,473)	—
Debt modification and extinguishment costs (gain), net	(6,785)	8,117
Contract costs (7)	3,891	4,826
Adjusted EBITDA	$41,034	$36,457

(1)	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
(2)	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
(3)	Represents the non-cash charges related to restricted stock units and options.
(4)	Represents fair value adjustments to guaranteed true up of settlement notes, accelerated ASC 842 amortization of operating lease right-of-use asset and other non-cash charges. Other charges include severance, retention bonus, facility consolidation, relocation and recruitment costs, loss contracts, network outage related costs and other transition costs.
(5)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(6)	Represents a loss/(gain) recognized on the sale of high-speed scanner business in the second quarter of 2023.
(7)	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
Net Loss	$(76,322)	$(136,155)
Taxes	5,198	3,797
Interest expense	89,272	82,031
Depreciation and amortization	31,450	36,205
EBITDA	49,598	(14,122)
Optimization and restructuring expenses (1)	12,299	13,407
Transaction and integration costs (2)	8,061	12,327
Non-cash equity compensation (3)	313	845
Other charges including non-cash (4)	17,307	38,030
Loss/(gain) on sale of assets (5)	938	522
Loss/(gain) on business disposals (6)	(6,473)	—
Debt modification and extinguishment costs (gain), net	(15,558)	9,001
Contract costs (7)	9,244	12,577
Adjusted EBITDA	$75,729	$72,587

(1)	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation, customer transformation and post-merger or acquisition integration.
(2)	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
(3)	Represents the non-cash charges related to restricted stock units and options.
(4)	Represents fair value adjustments to guaranteed true up of settlement notes, accelerated ASC 842 amortization of operating lease right-of-use asset and other non-cash charges. Other charges include severance, retention bonus, facility consolidation, relocation and recruitment costs, loss contracts, network outage related costs and other transition costs.
(5)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(6)	Represents a loss/(gain) recognized on the sale of high-speed scanner business in the second quarter of 2023.
(7)	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Liquidity and Capital Resources

Overview

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The following conditions raised substantial doubt about our ability to continue as a going concern: a history of net losses, net operating cash outflows, working capital deficits and accumulated deficit. Going concern matters are more fully discussed in Note 1, General of the condensed consolidated financial statements.

Liquidity is the availability of adequate amounts of cash with an enterprise to meet its needs for cash requirements. At June 30, 2023, cash, restricted cash, and cash equivalents totaled $53.5 million, including restricted cash of $42.8 million. As of June 30, 2023, our working capital deficit amounted to $262.3 million, a decrease of $57.2 million as compared to working capital deficit of $319.5 million as of December 31, 2022. This decrease in working capital deficit is primarily a result of decreases in the current portion of long-term debts and an increase in restricted cash.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments and taxes. Specifically, $3.8 million of the BRCC Term Loan and $29.6 million outstanding under the BRCC Revolver both matured in June 2023 (with the BRCC Revolver being payable in twelve (12) monthly installments of approximately $2.5 million and the BRCC Term Loan being payable in three (3) monthly installments of approximately $1.3 million in each case commencing July 31, 2023). Also, $9.0 million aggregate principal amount of the 2023 Notes and $47.3 million aggregate principal amount of the 2023 Term Loan matured and were paid in July 2023. The current maturity of the other debts is $18.8 million. See Note 5 – Long-Term Debt and Credit Facilities, Note 7 – Employee Benefit Plans, and Note 8 – Commitments and Contingencies, to our condensed consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has implemented favorable provisions of the CARES Act, including the refundable payroll tax credits and the deferment of employer social security payments. At the end of 2021, the Company paid a portion of the deferred employer social security due as per Internal Revenue Services guidance. The remaining balance of deferred employer social security taxes will be paid by fiscal year 2023. The Company has similarly utilized COVID-19 relief measures in various European jurisdictions, including permitted deferrals of certain payroll, social security and value added taxes. At the end of 2021, the Company paid a portion of these deferred payroll taxes, social security and value added taxes. The remaining balance of deferred payroll taxes, social security and value added taxes will be paid by fiscal year 2025 as per deferment timeline.

On May 27, 2021, the Company entered into an At Market Issuance Sales Agreement (“First ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) and Cantor Fitzgerald & Co. (“Cantor”), as distribution agents under which the Company may offer and sell shares of the Common Stock from time to time through the Distribution Agents, acting as sales agent or principal. On September 30, 2021, the Company entered into a second At Market Issuance Sales Agreement with B. Riley, BNP Paribas Securities Corp., Cantor, Mizuho Securities USA LLC and Needham & Company, LLC, as distribution agents (together with the First ATM Agreement, the “ATM Agreement”).

Sales of the shares of Common Stock under the ATM Agreement, have been in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the Nasdaq or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the ATM Agreement have been offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-255707), filed with the SEC on May 3, 2021 and declared effective on May 12, 2021, and the Company’s Registration Statement on Form S-3 (File No. 333-263909), filed with the SEC on March 28, 2022 and declared effective on May 10, 2022 , and the prospectuses and related prospectus supplements included therein for sales of shares of Common Stock as follows:

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100.0 million (“Common ATM Program–1”)	May 28, 2021 through July 1, 2021	12,356	$8,032.74	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150.0 million (“Common ATM Program–2”)	June 30, 2021 through September 2, 2021	14,395	$10,413.79	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through March 31, 2022	83,719	$2,986.18	$250.0 million	$241.0 million
Prospectus supplement dated May 23, 2022 with an aggregate offering price of up to $250.0 million (“Common ATM Program–4”) (1)	May 24, 2022 through March 31, 2023	6,262,182	$36.15	$226.4 million	$219.3 million
(1)	Due to the late filing of the 2022 Form 10-K the Company lost eligibility to use Form S-3 (and thereby the ability to conduct at the market offerings) for twelve full calendar months following the date the 2022 Form 10-K was due.

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (the “Amended Receivables Purchase Agreement”) under the Securitization Facility among certain of the Company’s subsidiaries, its wholly-owned, “bankruptcy remote” special purpose subsidiaries (“SPEs”) and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company de-recognized $408.9 million of accounts receivable under this agreement during the year ended December 31, 2022. The amount remitted to the Purchasers during fiscal year 2022 was $308.7 million. The Company de-recognized $122.9 million and $262.9 million of accounts receivable under this agreement during the three and six months ended June 30, 2023, respectively. The amount remitted to the Purchasers during the three and six months ended June 30, 2023 was $125.2 and $266.5 million, respectively. Unsold accounts receivable of $49.4 million and $46.5 million were pledged by the SPEs as collateral to the Purchasers as of June 30, 2023 and December 31, 2022, respectively.

On August 10, 2022, the Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company is authorized to repurchase, from time to time, up to 50,000 shares of Common Stock over the following two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Common Stock, general business and market conditions and other investment considerations and factors. No shares were repurchased under the 2022 Share Buyback Program during the six months ended June 30, 2023. As of June 30, 2023, we had repurchased and concurrently retired a total of 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change
Net cash (used in) provided by operating activities	$(49,675)	$26,140	$(75,815)
Net cash provided by (used in) investing activities	24,478	(12,246)	36,724
Net cash provided by financing activities	33,495	31,627	1,868
Subtotal	$8,298	45,521	$(37,223)
Effect of exchange rates on cash, restricted cash and cash equivalents	145	(404)	549
Net increase in cash, restricted cash and cash equivalents	$8,443	$45,117	$(36,674)

Analysis of Cash Flow Changes between the six months ended June 30, 2023 and June 30, 2022

Operating Activities—The increase of $75.8 million in net cash used in operating activities for the six months ended June 30, 2023 was primarily due to increase in cash outflow for accounts payable and accrued liabilities and interest expense. This increase in cash used in operating activities was partially offset by lower cost of revenue, lower selling, general and administrative expenses and other expenses and cash inflow from the sale of accounts receivable during the six months ended June 30, 2023.

Investing Activities—The increase of $36.7 million in net cash provided by investing activities for the six months ended June 30, 2023 was primarily due to $29.4 million of net cash proceeds from sale of the high-speed scanner business and lower additions to property, plant and equipment and patents in 2023 offset by higher additions to internally developed software.

Financing Activities— Cash provided by financing activities during the six months ended June 30, 2023 was $33.5 million, primarily as a result of $67.0 million of net proceeds from equity offerings, $31.5 million of proceeds from the Second Lien Note, $9.6 million of proceeds from borrowings under the BRCC revolver and $24.3 million of proceeds from borrowings from other loans, partially offset by debt issuance costs of $6.4 million, repayments on the BRCC Facility and senior secured term loans and other loans of $77.8 million and cash outflow of $11.9 million for debt repurchases.

Cash provided by financing activities during the six months ended June 30, 2022 was $31.6 million, primarily as a result of $170.9 million of net proceeds from equity offerings and $51.0 million of net proceeds from the issuance of 2026 Notes offset by repayments of our senior secured revolving facility, Securitization Facility and BRCC Facility of $188.1 million.

Indebtedness

Following is a description of the Company’s material credit facilities since the Novitex Business Combination, when we acquired debt facilities and issued notes totaling $1.4 billion. Proceeds from the indebtedness were used to pay off credit facilities existing immediately before the Novitex Business Combination. On July 11, 2023, we repaid the outstanding 2023 Term Loans and 2023 Notes described below, and effected an exchange for nearly all of the 2026 Notes described below. See Note 14 – Subsequent Events of the condensed consolidated financial statements for a description of that transaction and the new indebtedness obligations of the Company.

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

On April 16, 2019, subsidiaries of the Company borrowed a further $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”, and, together with the 2018 Incremental Terms Loans and Repricing Term Loans, referred to herein as the “2023 Term Loans”). The proceeds of the 2019 Incremental Term Loans were used to replace cash spent for acquisitions, pay related fees, expenses and related borrowings for general corporate purposes.

The 2023 Term Loans bore interest at a rate per annum of, at the borrower’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans. The 2023 Term Loans matured on July 12, 2023. As of June 30, 2023, the interest rate applicable for the 2023 Term Loans was 11.661%.

The 2023 Term Loans were jointly and severally, irrevocably and unconditionally guaranteed by the certain of Company’s U.S. subsidiaries, as primary obligors and not merely as sureties.

The borrower was entitled to voluntarily repay the 2023 Term Loans at any time, without prepayment premium or penalty, subject to customary “breakage” costs with respect to LIBOR rate loans. Other than as described above, the terms, conditions and covenants applicable to the Incremental Term Loans are consistent with the terms, conditions and covenants that were applicable to the Repricing Term Loans under the Credit Agreement.

On May 18, 2020, we amended the Credit Agreement to, among other things, extend the time for delivery of audited financial statements for the year ended December 31, 2019 and financial statements for the quarter ended March 31, 2020. Pursuant to the amendment, we also agreed to amend the Credit Agreement to, among other things: restrict the borrower and its subsidiaries’ ability to designate or invest in unrestricted subsidiaries; incur certain debt; create certain liens; make certain investments; pay certain dividends or other distributions on account of its equity interests; make certain asset sales or other dispositions (or utilize the proceeds of certain asset sales to reinvest in the business); or enter into certain affiliate transactions pursuant to the negative covenants under the Credit Agreement. In addition, pursuant to the amendment, the borrower under the Credit Agreement was required to maintain minimum Liquidity (as defined in the amendment) of $35.0 million.

On December 9, 2021, in a separate transaction referred to here as the “Private Exchange” (as distinguished from the “Public Exchange” described below), subsidiaries of the Company agreed with three (3) of their 2023 Term Loan lenders to exchange $212.1 million of 2023 Term Loans for $84.3 million in cash and in $127.8 million principal amount of new 11.500% First-Priority Senior Secured Notes due 2026 (the “2026 Notes”). In connection with the Private Exchange, the exchanging lenders provided consents to amend the Credit Agreement to (i) eliminate all affirmative covenants, (ii) eliminate all negative covenants and (iii) eliminate certain events of default (other than events of default relating to payment obligations).

As a result of the Private Exchange, repurchases (as discussed below) and periodic principal repayments, $47.2 million aggregate principal amount of the 2023 Term Loans remained outstanding as of June 30, 2023.

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

Senior Secured 2023 Notes

Upon the closing of the Novitex Business Combination on July 12, 2017, subsidiaries of the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes bear interest at a rate of 10.0% per year. We pay interest on the 2023 Notes on January 15 and July 15 of each year, commencing on January 15, 2018. The 2023 Notes are jointly and severally guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2023 Notes matured July 15, 2023. As a result of the Public Exchange and repurchases (as discussed below), $9.0 million aggregate principal amount of the 2023 Notes remained outstanding as of June 30, 2023.

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

Senior Secured 2026 Notes

As of December 31, 2022, subsidiaries of the Company had $980.0 million aggregate principal amount of the 2026 Notes outstanding, including $790.5 million in aggregate principal amount issued under the Public Exchange and Private Exchange transactions described above.

During the six months ended June 30, 2023, no 2026 Notes were sold by subsidiaries of the Company. The 2026 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2026 Notes bear interest at a rate of 11.5% per year. We are required to pay interest on the 2026 Notes on January 15 and July 15 of each year, and such interest payments commenced on July 15, 2022. The 2026 Notes mature on July 12, 2026.

We may redeem the 2026 Notes in whole or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

$980.0 million aggregate principal amount of 2026 Notes were outstanding as of June 30, 2023.

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

During the six months ended June 30, 2023, we repurchased $13.8 million principal amount of 2023 Notes for a cash consideration of $4.4 million. The gain on early extinguishment of debt for the 2023 Notes during the six months ended June 30, 2023 totaled $9.9 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the six months ended June 30, 2023, we repurchased $15.1 million principal amount of the 2023 Term Loans for a cash consideration of $8.0 million. The gain on early extinguishment of debt for the 2023 Term Loans during the six months ended June 30, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs.

BRCC Facility

On November 17, 2021, GP2 XCV, LLC, a subsidiary of the Company (“GP2 XCV”), entered into a borrowing facility with B. Riley Commercial Capital, LLC (which was subsequently assigned to BRF Finance Co., LLC (“BRF Finance”)) pursuant to which the Company was able to borrow an original principal amount of $75.0 million, which was later increased to $115.0 million as of December 7, 2021 (as the same may be amended from time to time, the “BRCC Term Loan”). On March 31, 2022, GP2 XCV entered into an amendment to the borrowing facility with B. Riley Commercial Capital, LLC pursuant to which the Company was able to borrow up to $51.0 million under a separate revolving loan (the “BRCC Revolver”, collectively with the BRCC Term Loan, the “BRCC Facility”).

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

During the six months ended June 30, 2023, we repaid $44.8 million of outstanding principal amount under the BRCC Term Loan along with $1.4 million of exit fees and borrowed $9.6 million of principal amount under the BRCC

Revolver. As of June 30, 2023, there were borrowings of $3.8 million and $29.6 million outstanding under the BRCC Term Loan and the BRCC Revolver, respectively. The BRCC Facility matured on June 10, 2023 and the BRCC Revolver became payable in twelve (12) monthly installments of approximately $2.5 million and the BRCC Term Loan became payable in three (3) monthly installments of approximately $1.3 million in each case commencing July 31, 2023.

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

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (the “Amended Receivables Purchase Agreement”) under the Securitization Facility among certain of the Company’s subsidiaries, its wholly-owned, “bankruptcy remote” special purpose subsidiaries (“SPEs”) and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the securitization facility such that the SPE may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company or the related subsidiaries. On June 17, 2022, the Company sold $85.0 million of its accounts receivable and used the whole proceeds from this sale to repay part of the borrowings from the Securitization Facility (as discussed above). These sales were transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s consolidated balance sheet. The Company de-recognized $408.9 million of accounts receivable under this agreement during the year ended December 31, 2022. The amount remitted to the Purchasers during fiscal year 2022 was $308.7 million. The Company de-recognized $122.9 million and $262.9 million of accounts receivable under this agreement during the three and six months ended June 30, 2023, respectively. The amount remitted to the Purchasers during the three and six months ended June 30, 2023 was $125.2 and $266.5 million, respectively. Unsold accounts receivable of $49.4 million and $46.5 million were pledged by the SPEs as collateral to the Purchasers as of June 30, 2023 and December 31, 2022, respectively. These pledged accounts receivables are included in accounts receivable, net in the condensed consolidated balance sheets. The program resulted in a pre-tax loss of $2.0 million and $3.9 million for the three and six months ended June 30, 2023, respectively.

Second Lien Note

On February 27, 2023, Exela Receivables 3 Holdco, LLC and its subsidiary the Securitization Borrower and B. Riley Commercial Capital, LLC entered into a new Secured Promissory Note (which was subsequently assigned to BRF Finance) pursuant to which B. Riley Commercial Capital, LLC agreed to lend up to $35.0 million secured by a second lien pledge of the Securitization Borrower (the “Second Lien Note”). The Second Lien Note matures on June 17, 2025 and bears interest at a per annum rate of one-month Term SOFR plus 7.5%. Both subsidiaries are party to the Amended Receivables Purchase Agreement with PNC Bank, thus the transactions necessitated amendments to that agreement and related documents to permit the addition of subordinated debt and additional borrowing capacity into that transaction structure, in addition to providing for a $5.0 million fee to PNC for facilitating the transaction. In connection with the above-described facility, we also amended the BRCC Term Loan and BRCC Revolver to provide for $9.6 million of borrowing capacity, which was drawn as described above.

As of June 30, 2023, there were borrowings of $31.5 million outstanding under the Second Lien Note.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At June 30, 2023, we had $1,134.9 million of principal amount of debt outstanding, with a weighted average interest rate of 11.4%. Interest is calculated under the terms of our credit agreements based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the principal amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $11.3 million per year.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Executive Chairman and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Executive Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting that are described in the 2022 Form 10-K.

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

Remediation

As previously described in Part II—Item 9A – Controls and Procedures of the 2022 Form 10-K, we continue to implement a remediation plan to address the material weaknesses mentioned above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Class Action

On March 23, 2020, the Plaintiff, Bo Shen, filed a putative class action against the Company, Ronald Cogburn, the Company’s former Chief Executive Officer, and James Reynolds, the Company’s former Chief Financial Officer. Plaintiff claims to have been a holder of 4,000 shares of Company stock, purchased on October 4, 2019 at $1.34/share (in the case of the number of shares and share price without adjusting for any of the reverse stock splits occurring after that date). Plaintiff asserts two claims covering the purported class period of March 16, 2018 to March 16, 2020: (1) a violation of Section 10(b) and Rule 10b-5 of the Exchange Act against all defendants; and (2) a violation of Section 20(a) of the Exchange Act against Mr. Cogburn and Mr. Reynolds. The allegations stem from the Company’s press release, dated March 16, 2020 (announcing the postponement of the earnings call and delay in filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019), and press release and related SEC filings, dated March 17, 2020 (announcing its intent to restate its financial statements for 2017, 2018 and interim periods through September 30, 2019) and certain other matters. On July 27, 2023, the parties submitted a settlement agreement to the Court that, if approved, will result in the dismissal of the action with prejudice in exchange for a settlement payment of $5.0 million, which the Company anticipates will be funded by the Company’s insurance carrier to the extent the payment exceeds any remaining deductible under the applicable insurance policy. The settlement agreement was preliminary approved by the Court on August 21, 2023 and the final approval hearing is scheduled for December 7, 2023.

Derivative Actions

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

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in the 2022 Form 10‑K, which could materially affect our business, financial condition and/or operating results. The risks described in those Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities.

On August 10, 2022, the Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company was authorized to repurchase, from time to time, up to 50,000 shares of the Common

Stock over a two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Common Stock, general business and market conditions and other investment considerations and factors. No shares were repurchased under the 2022 Share Buyback Program during the six months ended June 30, 2023. As of June 30, 2023, we had repurchased and concurrently retired a total of 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program.

Share repurchase activity during the three months ended June 30, 2023 was as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
		Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
April 1 – April 30, 2023	—	$—	1,787	48,213
May 1 – May 31, 2023	—	—	1,787	48,213
June 1 – June 30, 2023	—	—	1,787	48,213
Total	—	$

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Third Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective May 12, 2023. (1)
3.2	Certificate of Elimination of Special Voting Preferred Stock of Exela Technologies, Inc., effective May 12, 2023. (1)
10.1	Restructuring Support Agreement, dated June 8, 2023, by and between the Company and the Company Parties. (2)
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

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

* Filed herewith.

** Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 12, 2023.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 9, 2023.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of November 2023.

EXELA TECHNOLOGIES, INC.

By:	/s/ Par Chadha
Par Chadha
Executive Chairman (Principal Executive Officer)

By:	/s/ Matthew T. Brown
Matthew T. Brown
Interim Chief Financial Officer (Principal Financial and Accounting Officer)