Form 10-Q
period 2023-09-30
Exela Technologies, Inc.
filed 2024-01-05
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of January 5, 2024, the registrant had 6,365,353 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended September 30, 2023

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2023 and December 31, 2022

(in thousands of United States dollars except share and per share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$6,142	$15,073
Restricted cash	39,352	29,994
Accounts receivable, net of allowance for credit losses of $5,678 and $6,402, respectively	96,867	101,616
Related party receivables and prepaid expenses	117	759
Income tax receivable	129	—
Inventories, net	11,003	16,848
Prepaid expenses and other current assets	21,483	26,206
Total current assets	175,093	190,496
Property, plant and equipment, net of accumulated depreciation of $217,021 and $207,520, respectively	59,604	71,694
Operating lease right-of-use assets, net	38,557	40,734
Goodwill	170,262	186,802
Intangible assets, net	173,931	200,982
Deferred income tax assets	1,417	1,483
Other noncurrent assets	26,509	29,721
Total assets	$645,373	$721,912

Liabilities and Stockholders' Equity (Deficit)
Liabilities
Current liabilities
Current portion of long-term debt	$48,221	$154,802
Accounts payable	73,742	79,249
Related party payables	2,499	2,473
Income tax payable	—	2,045
Accrued liabilities	61,447	61,340
Accrued compensation and benefits	53,399	54,143
Accrued interest	24,463	60,901
Customer deposits	16,319	16,955
Deferred revenue	13,842	16,405
Obligation for claim payment	60,037	44,380
Current portion of finance lease liabilities	5,048	5,485
Current portion of operating lease liabilities	11,487	11,867
Total current liabilities	370,504	510,045
Long-term debt, net of current maturities	1,043,775	942,035
Finance lease liabilities, net of current portion	6,815	9,448
Pension liabilities, net	16,861	16,917
Deferred income tax liabilities	11,859	11,180
Long-term income tax liabilities	3,835	2,742
Operating lease liabilities, net of current portion	28,684	31,030
Other long-term liabilities	5,923	6,104
Total liabilities	1,488,256	1,529,501
Commitments and Contingencies (Note 8)
Stockholders' equity (deficit)
Common Stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 6,365,353 shares issued and outstanding at September 30, 2023 and 1,393,889 shares issued and 1,393,276 shares outstanding at December 31, 2022	261	162
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively
Series A Preferred Stock, 2,778,111 shares issued and outstanding at September 30, 2023 and December 31, 2022	1	1
Series B Preferred Stock, 3,029,900 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Additional paid in capital	1,169,517	1,102,619
Less: Common Stock held in treasury, at cost; 0 shares at September 30, 2023 and 612 shares at December 31, 2022	—	(10,949)
Equity-based compensation	57,524	56,958
Accumulated deficit	(2,058,388)	(1,948,009)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(8,157)	(4,788)
Unrealized pension actuarial losses, net of tax	(3,641)	(3,583)
Total accumulated other comprehensive loss	(11,798)	(8,371)
Total stockholders’ deficit	(842,883)	(807,589)
Total liabilities and stockholders’ deficit	$645,373	$721,912

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$253,125	$264,038	$799,683	$810,206
Cost of revenue (exclusive of depreciation and amortization)	198,450	217,842	626,976	658,623
Selling, general and administrative expenses (exclusive of depreciation and amortization)	35,367	44,369	111,774	137,604
Depreciation and amortization	14,398	17,737	45,848	53,942
Impairment of goodwill and other intangible assets	—	29,565	—	29,565
Related party expense	2,845	2,016	8,696	6,189
Operating profit (loss)	2,065	(47,491)	6,389	(75,717)
Other expense (income), net:
Interest expense, net	24,708	40,897	113,980	122,928
Debt modification and extinguishment costs (gain), net	(571)	(4,696)	(16,129)	4,305
Sundry expense, net	298	781	2,546	347
Other expense (income), net	(1,069)	(1,115)	(1,583)	12,419
Net loss before income taxes	(21,301)	(83,358)	(92,425)	(215,716)
Income tax expense	(1,807)	(1,924)	(7,005)	(5,721)
Net loss	$(23,108)	$(85,282)	$(99,430)	$(221,437)
Cumulative dividends for Series A Preferred Stock	(1,002)	(908)	(2,923)	(2,648)
Cumulative dividends for Series B Preferred Stock	(1,188)	(1,136)	(3,512)	(2,528)
Net loss attributable to common stockholders	$(25,298)	$(87,326)	$(105,865)	$(226,613)
Loss per share:
Basic and diluted	$(3.97)	$(276.59)	$(18.08)	$(1,281.20)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(23,108)	$(85,282)	$(99,430)	$(221,437)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,165)	1,978	(3,369)	4,588
Unrealized pension actuarial gains (losses), net of tax	147	824	(58)	1,934
Total other comprehensive loss, net of tax	$(26,126)	$(82,480)	$(102,857)	$(214,915)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2022	66,300	$37	2,778,111	$1	—	$—	612	$(10,949)	$838,853	$56,123	$(7,463)	$(10,946)	$(1,532,428)	$(666,772)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(56,956)	(56,956)
Equity-based compensation	—	—	—	—	—	—	—	—	—	302	—	—	—	302
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,477	—	—	1,477
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	308	—	308
Common Stock exchanged for Series B Preferred Stock	(4,502)	(2)	—	—	900,328	—	—	—	2	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	59,070	24	—	—	—	—	—	—	114,509	—	—	—	—	114,533
Withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	(190)	—	—	—	(190)
Common Stock issued for vested RSUs	272	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances at March 31, 2022	121,140	$59	2,778,111	$1	900,328	$—	612	$(10,949)	$953,364	$56,235	$(5,986)	$(10,638)	$(1,589,384)	$(607,298)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(79,199)	(79,199)
Equity-based compensation	—	—	—	—	—	—	—	—	—	528	—	—	—	528
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,133	—	—	1,133
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	802	—	802
Dividend declared and paid on Series B Preferred Stock ($0.46 per share)	—	—	—	—	—	—	—	—	(1,396)	—	—	—	—	(1,396)
Common Stock exchanged for Series B Preferred Stock	(10,648)	(4)	—	—	2,129,572	—	—	—	4	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	90,948	36	—	—	—	—	—	—	56,328	—	—	—	—	56,364
Withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	(2)	—	—	—	(2)
Common Stock issued for vested RSUs	12	—	—	—	—	—	—	—	—	—	—	—	—	—
Agreed cancellation of Common Stock issued for Director's vested RSUs	(155)	—	—	—	—	—	—	—	—	—	—	—	—	—
Balances at June 30, 2022	201,297	$91	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,008,300	$56,761	$(4,853)	$(9,836)	$(1,668,583)	$(629,068)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(85,282)	(85,282)
Equity-based compensation	—	—	—	—	—	—	—	—	—	(142)	—	—	—	(142)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,978	—	—	1,978
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	824	—	824
Dividend declared and paid on Series B Preferred Stock ($0.375 per share)	—	—	—	—	—	—	—	—	(1,136)	—	—	—	—	(1,136)
Common Stock repurchased and retired	(1,787)	—	—	—		—	—	—	(487)	—	—	—	—	(487)
Issuance of Common Stock from at the market offerings, net of offering costs	200,468	51	—	—	—	—	—	—	65,590	—	—	—	—	65,641
Reversal of excess withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	57	—	—	—	57
Issuance of Common Stock to Executive Chairman under certain subscription agreement	355	—	—	—	—	—	—	—	100	—	—	—	—	100
Cancellation of fractional Common Stock on Reverse Stock Split	(78)	—	—	—	—	—	—	—	(45)	—	—	—	—	(45)
Balances at September 30, 2022	400,255	$142	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,072,322	$56,676	$(2,875)	$(9,012)	$(1,753,865)	$(647,560)

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit (Continued)

For the three and nine months ended September 30, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2023	1,393,276	$162	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,102,619	$56,958	$(4,788)	$(3,583)	$(1,948,009)	$(807,589)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(45,436)	(45,436)
Equity-based compensation	—	—	—	—	—	—	—	—	—	111	—	—	—	111
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,105)	—	—	(2,105)
Net realized pension actuarial loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(89)	—	(89)
Issuance of Common Stock from at the market offerings, net of offering costs	4,977,744	99	—	—	—	—	—	—	66,929	—	—	—	—	67,028
Balances at March 31, 2023	6,371,020	$261	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,169,548	$57,069	$(6,893)	$(3,672)	$(1,993,445)	$(788,080)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(30,886)	(30,886)
Equity-based compensation	—	—	—	—	—	—	—	—	—	203	—	—	—	203
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,901	—	—	1,901
Net realized pension actuarial loss, net of tax	—	—	—	—	—	—	—	—	—	—	—	(116)	—	(116)
Payment for fractional shares on reverse stock split in May 2023	(5,667)	—	—	—	—	—	—	—	(31)	—	—	—	—	(31)
Balances at June 30, 2023	6,365,353	$261	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,169,517	$57,272	$(4,992)	$(3,788)	$(2,024,331)	$(817,009)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,108)	(23,108)
Equity-based compensation	—	—	—	—	—	—	—	—	—	252	—	—	—	252
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,165)	—	—	(3,165)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	147	—	147
Treasury stock retired	—	—	—	—	—	—	(612)	10,949	—	—	—	—	(10,949)	—
Balances at September 30, 2023	6,365,353	$261	2,778,111	$1	3,029,900	$—	—	$—	$1,169,517	$57,524	$(8,157)	$(3,641)	$(2,058,388)	$(842,883)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(99,430)	$(221,437)
Adjustments to reconcile net loss
Depreciation and amortization	45,848	53,942
Original issue discount, debt premium and debt issuance cost amortization	9,976	10,383
Debt modification and extinguishment gain, net	(17,534)	(1,803)
Impairment of goodwill and other intangible assets	—	29,565
Credit loss expense	1,818	704
Deferred income tax provision	680	2,492
Share-based compensation expense	566	694
Unrealized foreign currency gain	(143)	(1,503)
(Gain) loss on sale of assets	(6,579)	548
Change in operating assets and liabilities
Accounts receivable	2,954	83,282
Prepaid expenses and other current assets	8,732	(6,910)
Accounts payable and accrued liabilities	23,667	(37,004)
Related party payables	668	426
Additions to outsource contract costs	(443)	(330)
Net cash used in operating activities	(29,220)	(86,951)
Cash flows from investing activities
Purchase of property, plant and equipment	(5,585)	(14,208)
Additions to patents	—	(15)
Additions to internally developed software	(2,967)	(2,710)
Proceeds from sale of assets	29,811	194
Net cash provided by (used in) investing activities	21,259	(16,739)
Cash flows from financing activities
Proceeds from issuance of Common Stock from at the market offerings	69,260	245,073
Cash paid for equity issuance costs from at the market offerings	(2,232)	(8,480)
Dividend paid on Series B Preferred Stock	—	(2,532)
Payment for fractional shares on reverse stock split	(31)	—
Repurchases of Common Stock for retirement	—	(487)
Borrowings under factoring arrangement and Securitization Facility	87,653	93,867
Principal repayment on borrowings under factoring arrangement and Securitization Facility	(90,358)	(186,245)
Cash paid for withholding taxes on vested RSUs	—	(138)
Lease terminations	—	3
Cash paid for debt issuance costs	(8,273)	(7,125)
Principal payments on finance lease obligations	(3,477)	(4,342)
Borrowings from senior secured revolving facility and BRCC revolver	9,600	20,000
Repayments on senior secured revolving facility	—	(49,477)
Proceeds from issuance of 2026 Notes	—	80,620
Borrowings from other loans	41,843	7,500
Cash paid for debt repurchases	(11,858)	(4,712)
Proceeds from Senior secured term loan	40,000	—
Proceeds from Second Lien Note	31,500	—
Repayment of BRCC term loan	(48,529)	(59,209)
Principal repayments on senior secured term loans and other loans	(106,657)	(22,829)
Net cash provided by financing activities	8,441	101,487
Effect of exchange rates on cash, restricted cash and cash equivalents	(53)	(1,054)
Net increase in cash, restricted cash and cash equivalents	427	(3,257)
Cash, restricted cash, and cash equivalents
Beginning of period	45,067	48,060
End of period	$45,494	$44,803
Supplemental cash flow data:
Income tax payments, net of refunds received	$3,369	$5,267
Interest paid	80,156	93,405
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	405	958
Issuance of new notes in exchange of 2026 notes	764,800	—
Issuance of new notes in exchange of 2023 term loan	2,963	—
Accrued PIK interest paid through issuance of PIK Notes	44,146	—
Accrued capital expenditures	$1,778	$1,916

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

In performing this evaluation, the Company concluded that under the standards of ASC 205-40 the following conditions raised substantial doubt about its ability to continue as a going concern:

●	history of net losses, including net losses of $99.4 million for the nine months ended September 30, 2023;
●	net operating cash outflow of $29.2 million for the nine months ended September 30, 2023;
●	working capital deficit of $195.4 million as of September 30, 2023; and
●	an accumulated deficit of $2,058.4 million as of September 30, 2023.

The Company has undertaken and/or completed the following plans and actions to improve its available cash balances, liquidity or cash generated from operations:

●	identified and in the process of executing on significant cost savings for fiscal year 2024;
●	issued approximately $764.8 million aggregate principal amount of New Notes (as defined in Note 5 – Long-Term Debt and Credit Facilities) in exchange for $956.0 million aggregate principal amount of existing 2026 Notes that provide flexibility to pay up to 50% of the interest payments in 2024 in New Notes.
●	executed a $40.0 million financing agreement with certain lenders with Blue Torch Finance LLC acting as an administrative agent and used proceeds to repay existing debt;
●	fully discharged $48.4 million of outstanding principal amount of 2023 Term Loans by issuing $3.0 million aggregate principal amount of New Notes and making cash payment of $44.8 million resulting in a debt extinguishment gain of $0.6 million;
●	fully repaid $9.0 million of outstanding principal amount of 2023 Notes in cash (see Note 5 – Long-Term Debt and Credit Facilities); and
●	completed the merger of its European business with CFFE on November 29, 2023 (see Note 14 – Subsequent Events for further details).

In addition to these actions, management has reviewed the Company's operational plans which include executing on price increases, projected growth of margins and cost containment activities. The Company will have to continue to restore positive operating cash flows and profitability over the next twelve months and otherwise execute its business plan. The Company believes that the effective execution of management’s plans, as described above, will provide sufficient liquidity to meet its financial obligations and allievate substantial doubt. However, there can be no assurance that it will be successful in continuing to restore positive cash flows, or that it can raise additional financing when needed, and obtain it on terms acceptable or favorable to the Company. These factors and the execution risk currently raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date that the financial statements were issued.

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

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Perpetual Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”), was calculated using the if-converted method. As of September 30, 2023, the outstanding shares of the Company’s Series A Preferred Stock and Series B Preferred Stock, if converted would have resulted in an additional 393 shares and 16,079 shares of our Common Stock outstanding, respectively, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive (i.e., if included, would reduce the net loss per share).

Similarly, the Company also did not include the effect of 2,433 shares of Common Stock issuable upon exercise of 9,731,819 warrants sold in a private placement of securities on March 18, 2021 or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units, performance units and options (2,471 and 2,486 as of September 30, 2023 and 2022, respectively) in the calculation of diluted loss per share for the three and nine months ended September 30, 2023 and 2022, because their effects were also anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders (A)	$(25,298)	$(87,326)	$(105,865)	$(226,613)
Weighted average common shares outstanding – basic and diluted (B)	6,365,353	315,725	5,854,840	176,875
Loss Per Share:
Basic and diluted (A/B)	$(3.97)	$(276.59)	$(18.08)	$(1,281.20)

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

Sale of Non-core Assets

On June 8, 2023, the Company completed the sale of its high-speed scanner business, which was a part of its ITPS segment (as defined in Note 3 – Significant Accounting Policies), for a purchase price of approximately $30.1 million, subject to final working capital adjustments. The sale of the high-speed scanner business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result of this transaction, the Company disposed of $16.5 million of goodwill based on the relative fair value of the high-speed scanner business to the total fair value of the ITPS reporting unit. This transaction resulted in a total pre-tax gain of $7.2 million included in selling, general and administrative expenses (exclusive of depreciation and amortization) in the condensed consolidated statements of operations for the nine months ended September 30, 2023. Per the terms of the sales agreement, the Company may receive additional cash consideration (“Contingent Consideration”) upon the future occurrence of certain earn out events described in the sales agreement. The Contingent Consideration, if any, will be recognized in the period the earn out event occurs, and the Contingent Consideration is realizable.

2.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. This ASU along with related additional clarificatory guidance in the ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326)” and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, was also adopted. Adoption of the standard was applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company has performed its analysis of the impact on its financial instruments that are within the scope of this guidance, primarily cash equivalents, restricted cash and accounts receivable, based on class of financing receivables which share the same or similar risk characteristics such as customer type and geographic location, among others. For accounts receivable, the Company applied this methodology using aging schedules reflecting how long the receivables have been outstanding, historical collection experience, current and future economic and market conditions. There was no impact to the Company’s opening retained earnings or its condensed consolidated balance sheet upon adoption and as a result, the balances presented for December 31, 2022, which were derived under the incurred loss model, are comparable to September 30, 2023.

The following table describes the changes in the allowance for expected credit losses for the nine months ended September 30, 2023 (all related to accounts receivables):

Balance at January 1, 2023 of the allowance for expected credit losses	$6,402
Change in the provision for expected credit losses for the period	(724)
Balance at September 30, 2023 of the allowance for expected credit losses	$5,678

Effective January 1, 2023, the Company adopted ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The ASU amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. While primarily related to contract assets and contract liabilities that were accounted for by the acquiree in accordance with ASC 606, the amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20. The ASU was applied prospectively. The adoption had no material impact on the Company’s condensed consolidated results of operations, cash flows, financial position or disclosures.

Recently Issued Accounting Pronouncements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB-issued guidance clarifies the accounting for leasehold improvements associated with common control leases by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term), as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity, if, and when, the lessee no longer controls the use of the underlying asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023. The Company is currently evaluating the impact that adopting this standard will have on its condensed consolidated financial statements.

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

Disaggregation of Revenues

The Company is organized into three segments: Information & Transaction Processing Solutions (“ITPS”), Healthcare Solutions (“HS”), and Legal & Loss Prevention Services (“LLPS”) (See Note 13 – Segment and Geographic Area Information). The following tables disaggregate revenue from contracts by segment and by geographic region for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023				2022
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$127,074	$62,090	$18,885	$208,049	$141,904	$60,955	$17,774	$220,633
EMEA	40,035	—	—	40,035	39,053	—	—	39,053
Other	5,041	—	—	5,041	4,352	—	—	4,352
Total	$172,150	$62,090	$18,885	$253,125	$185,309	$60,955	$17,774	$264,038

	Nine Months Ended September 30,
	2023				2022
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$410,598	$188,740	$60,095	$659,433	$429,979	$173,940	$55,946	$659,865
EMEA	125,107	—	—	125,107	136,722	—	—	136,722
Other	15,143	—	—	15,143	13,619	—	—	13,619
Total	$550,848	$188,740	$60,095	$799,683	$580,320	$173,940	$55,946	$810,206

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at September 30, 2023 and December 31, 2022:

	September 30,	December 31,	January 1,
	2023	2022	2022
Accounts receivable, net	$96,867	$101,616	$184,102
Deferred revenues	14,881	17,585	17,518
Customer deposits	16,319	16,955	17,707
Costs to obtain and fulfill a contract	$1,485	$1,674	$2,328

Accounts receivable, net includes $29.7 million and $25.7 million as of September 30, 2023 and December 31, 2022, respectively, representing amounts not yet billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $1.6 million and $16.4 million during the three and nine months ended September 30, 2023, respectively that had been deferred as of December 31, 2022. We recognized revenue of $1.8 million and $15.3 million during the three and nine months ended September 30, 2022, respectively that had been deferred as of January 1, 2022. We recognized revenue of $16.5 million during the year ended December 31, 2022 that had been deferred as of January 1, 2022.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. We recognized $0.2 million and $0.2 million of amortization for these costs for the three months ended September 30, 2023 and 2022, respectively, within depreciation and amortization expense. We recognized $0.6 million and $0.8 million of amortization for these costs for the nine months ended September 30, 2023 and 2022, respectively, within depreciation and amortization expense. We recognized $1.1 million of amortization for these costs in 2022 within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred, if the amortization period would have been one year or less. These costs are included in selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of September 30, 2023 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2023	$10,169
2024	35,699
2025	30,338
2026	3,663
2027	2,041
2028 and thereafter	1,226
Total	$83,136

4.     Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	September 30, 2023
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,675	$(373,656)	$134,019
Developed technology	88,553	(88,026)	527
Patent	15	(14)	1
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	17,616	(16,131)	1,485
Internally developed software	55,107	(40,786)	14,321
Purchased software	26,749	(8,471)	18,278
Intangibles, net	$704,115	$(530,184)	$173,931

	December 31, 2022
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,723	$(351,240)	$156,483
Developed technology	88,553	(88,000)	553
Patent	15	(6)	9
Trade names (b)	8,400	(3,100)	5,300
Outsource contract costs	17,184	(15,509)	1,675
Internally developed software	52,441	(35,095)	17,346
Purchased software	26,749	(7,133)	19,616
Intangibles, net	$701,065	$(500,083)	$200,982

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2023 and 2022 is net of accumulated impairment losses of $44.1 million. Carrying amount of $5.3 million as at September 30, 2023 represents indefinite-lived intangible assets.

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with customers. The Company is organized into three segments: ITPS, HS, and LLPS (See Note 13 – Segment and Geographic Area Information).

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2023 (a)	Additions	Deletions		Impairments	Currency Translation Adjustments	Balances as at September 30, 2023 (a)
ITPS	$81,151	$—	$(16,500)	(b)	$—	$(40)	$64,611
HS	86,786	—	—		—	—	86,786
LLPS	18,865	—	—		—	—	18,865
Total	$186,802	$—	$(16,500)		$—	$(40)	$170,262

	Balances as at January 1, 2022 (a)	Additions	Deletions		Impairments	Currency Translation Adjustments	Balances as at December 31, 2022 (a)
ITPS	$252,672	$—	$—		$(171,182)	$(339)	$81,151
HS	86,786	—	—		—	—	86,786
LLPS	18,865	—	—		—	—	18,865
Total	$358,323	$—	$—		$(171,182)	$(339)	$186,802

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to ITPS was $487.7 million, $487.7 million and $316.5 million as at September 30, 2023, December 31, 2022 and December 31, 2021, respectively. Accumulated impairment relating to LLPS was $243.4 million as at September 30, 2023, December 31, 2022 and December 31, 2021, respectively.
(b)	The deletion in goodwill is due to derecognition of allocated goodwill on sale of the high-speed scanner business in the second quarter of 2023. Refer to Note 1—General.

5.     Long-Term Debt and Credit Facilities

Senior Credit Facilities

On July 12, 2017, subsidiaries of the Company entered into a First Lien Credit Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Credit Agreement”) providing Exela Intermediate LLC, a wholly owned subsidiary of the Company, upon the terms and subject to the conditions set forth in the Credit Agreement, (i) a $350.0 million senior secured term loan scheduled to mature July 12, 2023 with an original issue discount of $7.0 million, and (ii) a $100.0 million senior secured revolving facility scheduled to mature on July 12, 2022 (the “Revolving Credit Facility”).

On July 13, 2018, subsidiaries of the Company were able to refinance the $343.4 million of term loans then outstanding under the Credit Agreement (the “Repricing Term Loans”) and borrowed an additional $30.0 million pursuant to incremental term loans (the “2018 Incremental Term Loans”). On April 16, 2019, subsidiaries of the Company borrowed a further $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”, and, together with the 2018 Incremental Terms Loans and Repricing Term Loans, referred to herein as the “2023 Term Loans”). The subsidiaries of the Company made periodic interest and principal repayments on the 2023 Term Loan under the terms of the loan agreements.

On December 9, 2021, in a private exchange transaction, subsidiaries of the Company exchanged $212.1 million of 2023 Term Loans for $84.3 million in cash and $127.8 million principal amount of new 11.500% First-Priority Senior Secured Notes scheduled to mature July 12, 2026 (the “2026 Notes”) issued by Exela Intermediate LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company (together, the “Issuers”).

As a result of the private exchange, repurchases (as discussed below) and periodic principal repayments, $48.4 million aggregate principal amount of the 2023 Term Loans were outstanding as of July 11, 2023, the date the Company fully repaid and discharged the remaining outstanding balance of the 2023 Term Loans by making a cash payment of $44.8 million and by issuance of $3.0 million principal amount of new 11.500% First-Priority Senior Secured Notes scheduled to mature on April 15, 2026 (the “New Notes”) and issued by the Issuers in an exchange transaction (as discussed below). The Company recorded $0.6 million debt extinguishment gain on repayment of the 2023 Term Loans under ASC 470-50 and reported within debt modification and extinguishment costs (gain), net in our condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

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

Revolving Credit Facility; Letters of Credit

As of December 31, 2021, the $100 million Revolving Credit Facility was fully drawn taking into account approximately $0.5 million in letters of credit issued thereunder as of such date. As of December 31, 2022, the Revolving Credit Facility had been prepaid and terminated as described below.

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

The Exchange Notes were subject to a guarantee in the form of a true-up mechanism whereby subsidiaries of the Company were responsible to make a payment to the holders of the Exchange Notes to true-up the shortfall below certain agreed thresholds, if holders of the Exchange Notes sold their notes at a price below that threshold during agreed periods in 2022. As security for the true-up obligation under the Revolver Exchange, subsidiaries of the Company issued $10.0 million of principal amount of 2026 Notes as collateral (the “Collateral Notes”). The Collateral Notes were not reflected in the consolidated financial statements unless and until they were sold to third parties. On March 7, 2022, we recognized $17.4 million (the fair value of the true-up obligation as accounted for under ASC 450, Contingencies and ASC 460, Guarantees) as a true-up liability with an offsetting debit to the original issuance discount of the issued Exchange Notes on the closing date of the Revolver Exchange. On May 6, 2022, subsidiaries of the Company amended the true-up mechanism and placed an additional $20.0 million of principal amount of Collateral Notes and paid $5.0 million against the true-up amount payable. We remeasured our obligation under the true-up mechanism as of September 30, 2022 and accrued an additional $13.6 million of true-up liability based on the fair value of our obligation in other expense, net in the condensed consolidated statements of operations for the nine months ended September 30, 2022.

In July 2022, $9.0 million of principal amount of the Collateral Notes were sold by the holders of the Exchange Notes for net proceeds of $2.6 million and the proceeds were applied against the true-up amount payable. Additionally, in July 2022, the Company made a cash payment of $2.1 million which was applied against the true-up amount payable.

In August 2022, the remaining balance of $20.2 million of net true-up liability was settled with cash payments of $9.9 million and by permitting the holders of the Exchange Notes to keep the $21.0 million of principal amount of 2026 Notes previously placed as Collateral Notes constituting an issuance. The Company made a net reversal of $1.1 million of accrued true-up liability in other expense (income), net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

2023 Notes

On July 12, 2017, the Issuers issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes were guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2023 Notes bore interest at a rate of 10.0% per year. The issuers paid interest on the 2023 Notes on January 15 and July 15 of each year, commencing January 15, 2018.

On December 9, 2021, upon the settlement of a public exchange, $662.7 million aggregate principal amount of the 2026 Notes were issued and an aggregate $225.0 million in cash (plus accrued but unpaid interest) was paid to participating holders in respect of the validly tendered $912.7 million principal amount of outstanding 2023 Notes. The Company concluded that the public exchange of notes represented modification of debt under ASC 470-50.

As a result of the public exchange and repurchases (as discussed below), $9.0 million aggregate principal amount of the 2023 Notes remained outstanding as of July 11, 2023, the date the Company fully repaid the remaining outstanding balance of the 2023 Notes in cash.

2026 Notes

As of December 31, 2022, the Issuers had $980.0 million aggregate principal amount of the 2026 Notes outstanding. During the nine months ended September 30, 2023, no 2026 Notes were sold by subsidiaries of the Company. The 2026 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2026 Notes bear interest at a rate of 11.5% per year. We are required to pay interest on the 2026 Notes on January 15 and July 15 of each year, and commenced making such interest payments on July 15, 2022. The 2026 Notes are scheduled to mature on July 12, 2026. The Issuers may redeem the 2026 Notes in whole or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

On July 11, 2023, the Issuers, certain guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture (the “New Notes Indenture”) governing the Company’s New Notes and issued approximately $764.8 million aggregate principal amount of the New Notes as consideration for the exchange of $956.0 million aggregate principal amount of the Issuers’ existing 2026 Notes pursuant to a public exchange offer (the “2023 Exchange”), which was equivalent to issuing $800 of the New Notes per $1,000 principal amount of the existing 2026 Notes. The Company performed an assessment of the 2023 Exchange and determined that it met the criteria to be accounted for as a troubled debt restructuring under ASC 470-60. The undiscounted cash flows associated with the New Notes issued were compared to the carrying value of the exchanged 2026 Notes and since the undiscounted cash flows of the New Notes exceeded the carrying value of the exchanged 2026 Notes, the carrying value of the New Notes was established at the carrying value of the exchanged 2026 Notes and the Company established new effective interest rates based on the carrying value of the exchanged 2026 Notes prior to the 2023 Exchange. The difference between the principal amount of the issued New Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s condensed consolidated balance sheets. The Company recorded a premium of $142.3 million on the notes exchange, which will be reduced as contractual interest payments are made on the New Notes.

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

The July 11, 2023 transaction resulted in cancellation of debt income (“CODI”) for tax purposes. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than the outstanding debt. The Internal Revenue Code of 1986, as amended, (the “Code”), provides that a debtor may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of CODI. Pursuant to the US tax rules, the Company computes the final CODI calculation based on the tax basis as of the last day of the fiscal tax year (i.e., December 31, 2023) which includes the date in which the debt transaction occurred. As such, the Company applied its best estimate as of July 12, 2023 (transaction date) to compute the CODI impact knowing that certain amounts will change based on regular business operations. For the period ended September 30, 2023, the Company estimated CODI in the amount of $600 million will be excluded from taxable income and result in a partial reduction in the gross U.S. federal and state net operating losses. The Company will finalize the tax effects of CODI, including the estimated tax effects of tax basis and attribute reduction recognized as a result of the debt transaction in the final December 31, 2023 financial statements and subsequent tax return filings.

As a result of the 2023 Exchange and repurchases (as discussed below), $24.0 million aggregate principal amount of the 2026 Notes maturing July 12, 2026 remained outstanding as of September 30, 2023.

Senior Secured New Notes

On July 11, 2023, the Issuers issued approximately $767.8 million aggregate principal amount of the New Notes under the New Notes Indenture, which includes the New Notes issued under the 2023 Exchange (as described above) and as consideration for the exchange of certain of the Company’s outstanding 2023 Term Loans (as described above). The New Notes are scheduled to mature on April 15, 2026.

Interest on the New Notes will accrue at 11.500% per annum and will be paid semi-annually, in arrears, on January 15 and July 15 of each year, beginning July 15, 2023. Interest will be payable in cash or in kind by issuing additional New Notes (or increasing the principal amount of the outstanding New Notes) (“PIK Interest”) as described below: (A) for the July 15, 2023 interest payment date, such interest was paid in kind as PIK Interest, (B) for each interest payment date from and including the January 15, 2024 interest payment date through and including the July 15, 2024 interest payment date, such interest shall be paid in cash in an amount equal to (i) 50% of such interest plus (ii) an amount not to exceed an amount that, pro forma for such payment, would leave the issuers with Unrestricted Cash (as defined in the New Notes Indenture) of at least $15.0 million, with the remaining interest paid in kind as PIK Interest, and (C) for interest payment dates falling on or after January 15, 2025, such interest shall be paid in cash.

On July 15, 2023, the Company issued $44.1 million in aggregate principal amount of the New Notes as a payment for PIK Interest due on July 15, 2023. $811.9 million aggregate principal amount of the New Notes maturing April 15, 2026 remained outstanding as of September 30, 2023.

The Issuers’ obligations under the New Notes and the New Notes Indenture are irrevocably and unconditionally guaranteed, jointly and severally, by the same guarantors (the “Guarantors”) that guarantee the 2026 Notes (other than certain guarantors that have ceased to have operations or assets) and by certain of the Issuers’ other affiliates (the “Affiliated Guarantors”). The New Notes and the related guarantees are first-priority senior secured obligations of the Issuers, the Guarantors and Affiliated Guarantors.

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

Repurchases

In July 2021, the Company commenced a debt buyback program to repurchase senior secured indebtedness, which is ongoing. During the three and nine months ended September 30, 2022, we repurchased $15.0 million principal amount of the Exchange Notes issued under the Revolver Exchange (as discussed above) for a net cash consideration of $4.7 million. The gain on early extinguishment of debt for the Exchange Notes during the three and nine months ended September 30, 2022 totaled $5.3 million and is inclusive of $5.0 million and $0.1 million write off of original issue discount and debt issuance costs, respectively.

During the nine months ended September 30, 2023, we repurchased $13.8 million principal amount of the 2023 Notes for a cash consideration of $4.4 million. The gain on early extinguishment of debt for the 2023 Notes during the nine months ended September 30, 2023 totaled $9.9 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the nine months ended September 30, 2023, we repurchased $15.1 million principal amount of the 2023 Term Loans for a cash consideration of $8.0 million. The gain on early extinguishment of debt for the 2023 Term Loans during the nine months ended September 30, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. Gain on the early extinguishment of debt is reported within debt modification and extinguishment costs (gain), net within our condensed consolidated statements of operations.

BRCC Facility

On November 17, 2021, GP2 XCV, LLC, a subsidiary of the Company (“GP2 XCV”), entered into a borrowing facility with B. Riley Commercial Capital, LLC (which was subsequently assigned to BRF Finance Co., LLC (“BRF Finance”)) pursuant to which such subsidiary was able to borrow an original principal amount of $75.0 million, which was later increased to $115.0 million as of December 7, 2021 (as the same may be amended from time to time, the “BRCC Term Loan”). On March 31, 2022, GP2 XCV and B. Riley Commercial Capital, LLC amended this facility to permit GP2 XCV to borrow up to $51.0 million under a separate revolving loan (the “BRCC Revolver”, collectively with the BRCC Term Loan, the “BRCC Facility”).

The BRCC Facility is secured by a lien on all the assets of GP2 XCV and by a pledge of the equity of GP2 XCV. GP2 XCV is a bankruptcy-remote entity, and as such its assets are not available to other creditors of the Company or any of its subsidiaries other than GP2 XCV. Interest under the BRCC Facility accrues at a rate of 11.5% per annum (13.5% per annum default rate) and is payable quarterly on the last business day of each March, June, September and December. The purpose of BRCC Term Loan was to fund certain repurchases of the secured indebtedness and to provide funding for certain debt exchange transactions. The purpose of BRCC Revolver is to fund general corporate purposes.

During the nine months ended September 30, 2023, we borrowed $9.6 million of principal amount under the BRCC Revolver. During the nine months ended September 30, 2023, we repaid $48.5 million and $3.7 million of outstanding principal amount under the BRCC Term Loan and the BRCC Revolver, respectively along with $1.6 million of exit fees on the BRCC Term Loan. The exit fees paid on the prepayment of the BRCC Term Loan were treated as a debt extinguishment cost under ASC 470-50 and reported within debt modification and extinguishment costs (gain), net in our condensed consolidated statements of operations. The BRCC Facility matured on June 10, 2023. As of September 30, 2023, the Company had fully repaid the outstanding balance under the BRCC Term Loan. As of September 30, 2023, there were borrowings of $25.9 million outstanding under the BRCC Revolver. The outstanding principal amount under the BRCC Revolver is payable in eleven (11) monthly installments of $2.0 million commencing October 31, 2023, with the remaining outstanding principal balance of $3.9 million payable on September 30, 2024.

Senior Secured Term Loan

On July 11, 2023, Exela Intermediate LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company, entered into a financing agreement with certain lenders and Blue Torch Finance LLC, as administrative agent, pursuant to which the lenders extended a term loan of principal amount of $40.0 million (“Senior Secured Term Loan”). On the same date, the Company used proceeds of this term loan and cash on hand to repay its outstanding 2023 Notes and 2023 Term Loans.

The Senior Secured Term Loan shall be, at the option of the Company, either a Reference Rate Loan, or a SOFR Rate Loan. Each portion of the Senior Secured Term Loan that is a Reference Rate Loan bears interest on the principal amount outstanding from the date of the Senior Secured Term Loan until repaid, at a rate per annum equal to the Reference Rate plus the Applicable Margin. “Reference Rate” for any period means the greatest of (i) 4.00% per annum, (ii) the federal funds rate plus 0.50% per annum, (iii) the Adjusted Term SOFR (which rate shall be calculated based upon an interest period of 1 month and shall be determined on a daily basis) plus 1.00% per annum, and (iv) the rate last quoted by the Wall Street Journal as the "Prime Rate" in the United States. “Applicable Margin,” with respect to the interest rate of (a) any Reference Rate Loan is 10.39% per annum, and (b) any SOFR Rate Loan is 11.39% per annum. SOFR Rate Loans shall bear interest on the principal amount outstanding, at a rate per annum equal to the Adjusted Term SOFR rate for the Interest Period in effect for the Term Loan plus Applicable Margin. “Adjusted Term SOFR” means the rate per annum equal to Term SOFR for such calculation, plus 0.26161%. “Term SOFR,” for calculation with respect to a SOFR Rate Loan, is the per annum forward-looking term rate based on secured overnight financing rate for a tenor comparable to the applicable interest period on the day that is two business days prior to the first day of such interest period. However, with respect to a Reference Rate Loan, “Term SOFR” means the per annum forward-looking term rate based on secured overnight financing rate for a tenor of three months on the day that is two business days prior to such day. If Term SOFR as so determined shall ever be less than 4.00%, then Term SOFR shall be deemed to be 4.00%.

The Company may, at any time, elect to have interest on all or a portion of the loans be charged at a rate of interest based upon Term SOFR (the “SOFR Option”) by notifying the administrative agent at least 3 business days. Such notice needs to be provided in the case of the continuation of a SOFR Rate Loan as a SOFR Rate Loan on the last day of the then current interest period. The Company shall have not more than 5 SOFR Rate Loans in effect at any given time, and only may exercise the SOFR Option for SOFR Rate Loans of at least $500,000 and integral multiples of $100,000 in excess thereof.

The outstanding principal amount of the Senior Secured Term Loan shall be repaid in eleven (11) equal quarterly installments of $0.5 million commencing December 31, 2023, with the remaining outstanding principal amount of $34.5 million payable at maturity along with accrued and unpaid interest. The maturity date of the Senior Secured Term Loan shall be the earlier of July 11, 2026 and the date that is 91 days prior to the earliest maturity of any of the New Notes or the 2026 Notes (after giving effect to any refinancing indebtedness).

The Company may, at any time, prepay the principal of the Senior Secured Term Loan. Each prepayment shall be accompanied by the payment of accrued interest and the applicable premium, if any. Each prepayment shall be applied against the remaining installments of principal due on the Senior Secured Term Loan in the inverse order of maturity. The applicable premium shall be payable in the form of a make-whole amount if prepayment is made within one year of the borrowing date (the “First Period”). If optional prepayment is made after the year one anniversary of the borrowing date to the date of the two-year anniversary (the “Second Period”), the applicable premium shall be an amount equal to 1% times the amount of the principal amount of the Senior Secured Term Loan being paid on such date. The applicable premium shall be zero in case of prepayment after the date of the two-year anniversary of the borrowing date. Further, during the Second Period, if the prepayment is because of an event of default or termination of contract for any reason, the applicable premium shall be 1% times the aggregate principal amount of the Senior Secured Term Loan outstanding on such date.

The Senior Secured Term Loan contains customary events of default, affirmative and negative covenants, including limitation on the Company’s and certain of its subsidiaries’ ability to create, incur or allow certain liens; enter into sale and lease-back transactions; make any restricted payments; undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of September 30, 2023.

Securitization Facility

On December 17, 2020, certain subsidiaries of the Company entered into a $145.0 million securitization facility with a five year term (the “Securitization Facility”) with certain lenders and Alter Domus (US), LLC, as administrative agent (the “Securitization Administrative Agent”). The Securitization Facility provided for an initial funding of approximately $92.0 million supported by receivables, and, subject to contribution, a further funding of approximately $53.0 million to be supported by inventory and intellectual property. On December 17, 2020, Exela Receivables 3, LLC (the “Securitization Borrower”) made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay $83.0 million of the aggregate outstanding principal amount of loans as of December 17, 2020 under a previous $160.0 million accounts receivable securitization facility (“A/R Facility”) and used the remaining proceeds for general corporate purposes. On April 11, 2021, the Company amended the Securitization Facility to, among other things, extend the period during which the Company could access the approximately $53.0 million in additional borrowings upon the contribution of inventory and intellectual property to support the borrowing base from April 10, 2021 to September 30, 2021.

The Securitization Borrower, Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE,” and together with the Securitization Borrower, the “SPEs”), the Company, and certain of our operating subsidiaries that agreed to sell receivables in connection with the Securitization Facillity (the “Securitization Originators”) provided customary representations and covenants under the agreements underlying the Securitization Factility. The Securitization Facility identified certain events of default upon the occurrence of which the Securitization Administrative Agent may declare the facility’s termination date to have occurred and declare the outstanding Securitization Loan and all other obligations of the Securitization Borrower to be immediately due and payable, however the Securitization Facility does not include an ongoing liquidity covenant like the A/R Facility and aligns reporting obligations with the Company’s other material indebtedness agreements.

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are identified as variable interest entities (“VIE”) and consolidated into the Company’s financial statements following VIE consolidation model under ASC 810. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bore interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%.

On June 17, 2022, the Company repaid in full the approximately $91.9 million principal amount of loans outstanding under the Securitization Facility,triggered a prepayment premium of $2.7 million and a required payment of approximately $0.5 million and $1.3 million in respect of accrued interest and fees, respectively. All obligations under the Securitization Facility (other than contingent indemnification obligations that expressly survive termination) terminated upon repayment. The Securitization Facility was replaced by the Amended Receivables Purchase Agreement and related agreements described below. Repayment of the Securitization Facility was treated as an extinguishment of debt under ASC 470-50. Accordingly, the Company wrote off the unamortized balance of $3.3 million of debt issuance costs related to the Securitization Facility.

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (as amended, the “Amended Receivables Purchase Agreement”) under the Securitization Facility among certain of the Company’s subsidiaries, the SPEs and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the Securitization Facility such that the SPEs may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable, because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company, the Securitization Originators, or any other relevant subsidiaries.

On June 17, 2022, the Company sold $85.0 million of its accounts receivable and used the whole proceeds from this sale to repay part of the $91.9 million borrowings under the Securitization Facility (as discussed above). These sales were transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s condensed consolidated balance sheet. The Company de-recognized $408.9 million of accounts receivable under this agreement during the year ended December 31, 2022. The amount remitted to the Purchasers during fiscal year 2022 was $308.7 million. The Company de-recognized $119.3 million and $382.2 million of accounts receivable under this agreement during the three and nine months ended September 30, 2023, respectively. The amount remitted to the Purchasers during the three and nine months ended September 30, 2023 was $119.0 million and $385.5 million, respectively. Unsold accounts receivable of $47.1 million and $46.5 million were pledged by the SPEs as collateral to the Purchasers as of September 30, 2023 and December 31, 2022, respectively. These pledged accounts receivables are included in accounts receivable, net in the condensed consolidated balance sheets. The program resulted in a pre-tax loss of $2.0 million and $5.9 million for the three and nine months ended September 30, 2023, respectively.

The fair value of the sold accounts receivable approximated their book value due to their short-term nature. Sold accounts receivable are presented as a change in receivables within operating activities in the condensed consolidated statements of cash flows.

Second Lien Note

On February 27, 2023, the SPEs and B. Riley Commercial Capital, LLC entered into a new Secured Promissory Note (which was subsequently assigned to BRF Finance) pursuant to which B. Riley Commercial Capital, LLC agreed to lend up to $35.0 million secured by a second lien pledge of the Securitization Borrower (the “Second Lien Note”). The Second Lien Note is scheduled to mature on June 17, 2025 and bears interest at a per annum rate of one-month Term SOFR plus 7.5%. The SPEs are party to the Amended Receivables Purchase Agreement, thus the transactions necessitated amendments to that agreement and related documents to permit the addition of subordinated debt and additional borrowing capacity into that transaction structure, in addition to providing for a $5.0 million fee to the lenders for facilitating the transaction. In connection with the above-described facility, we also amended the BRCC Term Loan and BRCC Revolver to provide for $9.6 million of borrowing capacity, which was drawn as described above.

As of September 30, 2023, there were borrowings of $31.5 million outstanding under the Second Lien Note payable at maturity.

Long-Term Debt Outstanding

As of September 30, 2023 and December 31, 2022, the following long-term debt instruments were outstanding:

	September 30,	December 31,
	2023	2022
Other (a)	$34,561	$25,117
2023 term loans (b)	—	71,470
Senior secured term loan maturing July 11, 2026 (c)	38,264	—
2023 notes (d)	—	22,762
2026 notes maturing July 12, 2026 (e)	22,693	908,959
New notes maturing April 15, 2026 (f)	943,642	—
Secured borrowings under BRCC Facility matured on June 10, 2023	25,899	68,529
Second lien note maturing June 17, 2025 (g)	26,937	—
Total debt	1,091,996	1,096,837
Less: Current portion of long-term debt	(48,221)	(154,802)
Long-term debt, net of current maturities	$1,043,775	$942,035

(a)	Other debt represents outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $0.2 million and $0.9 million as of December 31, 2022.
(c)	Net of unamortized debt issuance costs of $1.7 million as of September 30, 2023.
(d)	Net of unamortized original issue discount and debt issuance costs of $0.1 million and less than $0.1 million as of December 31, 2022.
(e)	Net of unamortized net original issue discount and debt issuance costs of $0.3 million and $1.0 million as of September 30, 2023, respectively; and unamortized net original issue discount and debt issuance costs of $58.8 million and $12.1 million as of December 31, 2022, respectively.
(f)	Net of unamortized net debt exchange premium of $131.7 million as of September 30, 2023.
(g)	Net of unamortized debt issuance costs of $4.6 million as of September 30, 2023.

6.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $1.8 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded an income tax expense of $7.0 million and $5.7 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company's ETR of (8.5)% and (7.6)% for the three and nine months ended September 30, 2023, respectively, differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three and nine months ended September 30, 2022, the Company's ETR of (2.3)% and (2.7)%, respectively, differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of the TCJA.

As of September 30, 2023, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2022.

During the three months ended September 30, 2023, the Company entered into an indenture agreement for the Company's New Notes resulting in cancelation of debt income (CODI). Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than the outstanding debt. The Code provides that a debtor may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of CODI. Pursuant to the US tax rules, the Company computes the final CODI calculation based on the tax basis as of the last day of the fiscal tax year (i.e., December 31, 2023) which includes the date in which the debt transaction occurred. As such, the Company applied its best estimate as of July 12, 2023 (transaction date) to compute the CODI impact knowing that certain amounts will change based on regular business operations. For the period ended September 30, 2023, the Company estimated CODI in the amount of $600 million will be excluded from taxable income and result in a partial reduction in the gross U.S. federal and state net operating losses, on which there is a full valuation allowance and as such there is no financial statement impact. The Company will finalize the tax effects of CODI, including the estimated tax effects of tax basis and attribute reduction recognized as a result of the debt transaction in the final December 31, 2023 financial statements and subsequent tax return filings.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of September 30, 2023 and December 31, 2022 the Company recorded actuarial losses of $3.6 million and $3.6 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service cost	$10	$15	$30	$45
Interest cost	766	486	2,275	1,458
Expected return on plan assets	(682)	(724)	(2,025)	(2,172)
Amortization:
Amortization of prior service cost	89	53	266	159
Amortization of net loss	395	646	1,171	1,938
Net periodic benefit cost	$578	$476	$1,717	$1,428

The Company records pension interest cost within interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within other expense (income), net. Service cost is recorded within cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $1.9 million and $1.9 million to its pension plans during the nine months ended September 30, 2023 and 2022, respectively. The Company has funded the pension plans with the required contributions for 2023 based on current plan provisions.

8.     Commitments and Contingencies

Adverse Arbitration Order

In April 2020, one of the Company's Nordic subsidiaries commenced an arbitration in Finland against a customer alleging breach of contract and other damages in connection with an outsourcing services agreement and transition services agreement executed in 2017. In September 2020, the customer submitted counterclaims against the Company in an aggregate amount in excess of €10.0 million. Following an expedited arbitration, in late November 2020, the arbitrator awarded the customer approximately $13.0 million in the aggregate for the counterclaimed damages and costs. The Company filed an application to annul the award in late January 2021 with the relevant court asserting, among other bases, that the arbitrator violated due process and procedural rules by disallowing the Company’s witness and expert testimony and maintaining the expedited format following the assertion of significant counterclaims which would ordinarily have required the application of normal rather than expedited rules. On May 28, 2021, the parties entered into a settlement agreement resolving this dispute for a total of $8.8 million including the reimbursement of certain third party charges. As of September 30, 2023, there was a net outstanding balance of $0.9 million for this matter included in accrued liabilities on the condensed consolidated balance sheet.

Class Action

On March 23, 2020, the Plaintiff, Bo Shen, filed a putative class action against the Company, Ronald Cogburn, the Company’s former Chief Executive Officer, and James Reynolds, the Company’s former Chief Financial Officer and current member of the Company’s board of directors (the “Board”). Plaintiff claims to have been a holder of 4,000 shares of Company stock, purchased on October 4, 2019 at $1.34/share (in the case of the number of shares and share price without adjusting for any of the reverse stock splits occurring after that date). Plaintiff asserts two claims covering the purported class period of March 16, 2018 to March 16, 2020: (1) a violation of Section 10(b) and Rule 10b-5 of the Exchange Act against all defendants; and (2) a violation of Section 20(a) of the Exchange Act against Mr. Cogburn and Mr. Reynolds. The allegations stem from the Company’s press release, dated March 16, 2020 (announcing the postponement of the earnings call and delay in filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019), and press release and related SEC filings, dated March 17, 2020 (announcing its intent to restate its financial statements for 2017, 2018 and interim periods through September 30, 2019) and certain other matters. On July 27, 2023, the parties submitted a settlement agreement to the Court that, if approved, will result in the dismissal of the action with prejudice in exchange for a settlement payment of $5.0 million, which the Company anticipates will be funded by the Company’s insurance carrier to the extent the payment exceeds any remaining deductible under the applicable insurance policy. The settlement agreement was preliminary approved by the Court on August 21, 2023 and the final approval hearing took place on December 7, 2023. The court granted the settlement in full and entered a final judgment of dismissal and final orders approving the plan of allocation and plaintiffs’ attorneys’ fee award, which will be paid entirely out of the existing settlement fund.

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

9.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including current portion of other debt approximated their fair value as of September 30, 2023 and December 31, 2022, due to the relative short maturity of these instruments. Management estimates the fair values of the 2026 Notes and New Notes at approximately 17.0% and 17.0%, respectively, of the respective principal balances outstanding as of September 30, 2023. Management estimated the fair values of the 2023 Term Loans, 2023 Notes and 2026 Notes at approximately 64.0%, 65.0% and 15.5%, respectively, of the respective principal balance outstanding as of December 31, 2022. The fair values of secured borrowings under the Company’s securitization facility, BRCC Facility, Second Lien Note and Senior Secured Term Loan are equal to the respective carrying values. Other debt represents the Company’s outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt and current portion of long-term debts using Level 2 inputs, including any recent issuance of the debt, the Company’s credit rating, and the current risk-free rate.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2023 and December 31, 2022:

	Carrying	Fair	Fair Value Measurements
As of September 30, 2023	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,043,775	$219,537	$—	$219,537	$—
Current portion of long-term debts	48,221	48,221	—	48,221	—

	Carrying	Fair	Fair Value Measurements
As of December 31, 2022	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$942,035	$184,968	$—	$184,968	$—
Current portion of long-term debts	154,802	121,893	—	121,893	—

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

A summary of restricted stock unit activities under the 2018 Plan for the nine months ended September 30, 2023 is summarized in the following table:

Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Outstanding Balance as of December 31, 2022	8	$6,600.00	1.00
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding Balance as of September 30, 2023	8	$6,600.00	0.25

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the nine months ended September 30, 2023 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period
	Outstanding	Date Fair Value	Exercise Price	(Years)
Outstanding Balance as of December 31, 2022	352	$22,554.25	$47,117.77	0.20
Granted	—	—
Exercised	—	—
Forfeited	(14)	27,703.04
Expired	—	—
Outstanding Balance as of September 30, 2023 (1)	338	$22,347.33	$46,554.52	0.03

(1) 329 of the outstanding options are exercisable as of September 30, 2023.

As of September 30, 2023, there was approximately less than $0.1 million of total unrecognized compensation expense related to non-vested restricted stock unit awards and stock option awards under the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general and administrative expenses. The Company recorded compensation expense of less than $0.1 million and net reversal of compensation expense of $0.1 million related to restricted stock unit awards and stock option awards under the 2018 Plan for the three and nine months ended September 30, 2023, respectively, due to forfeiture of options. The Company incurred total compensation expense of $0.2 million and $0.6 million related to restricted stock unit awards and stock option awards under the 2018 Plan for the three and nine months ended September 30, 2022, respectively.

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

The following table summarizes the activity for the market performance restricted stock units for the nine months ended September 30, 2023:

Weighted Average
		Weighted	Period Over
	Number	Average	Which Expected
	of Units	Fair Value	to be Recognized
Outstanding Balance as of December 31, 2022	2,125	$1,820.00	2.98
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding Balance as of September 30, 2023	2,125	$1,820.00	2.98

As of September 30, 2023, there was approximately $1.1 million of total unrecognized compensation expense related to non-vested performance unit awards, which will be recognized over the requisite service period. We recognized $0.2 million and $0.7 million compensation expense associated with the performance unit award for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.

11.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of our Common Stock and Tandem Preferred Stock (that provides a vote to holders of our Series B Preferred Stock, as described below) possess all voting power for the election of the Board and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the Board in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. As of September 30, 2023 and December 31, 2022, there were 6,365,353 and 1,393,276 shares of Common Stock outstanding, respectively.

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

Due to the late filing of the 2022 Form 10-K, the Company lost eligibility to use Form S-3 (and thereby the ability to conduct at the market offerings). As a result of subsequent delinquent quarterly reports on Form 10-Q, including for the period ended September 30, 2023 (the “Q3 Form 10-Q”), the Company will not regain eligibility to use Form S-3 until twelve full calendar months following the date the Q3 Form 10-Q was due. Any future delinquency with respect to the filing of a Form 10-K, Form 10-Q, or certain Form 8-Ks will cause the Company to lose Form S-3 eligibility for at least 12 calendar months from the due date of the delinquent filing.

Share Buyback Program

On August 10, 2022, the Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company is permitted to repurchase up to 50,000 shares of Common Stock over the next two-year period. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares of Common Stock. No shares were repurchased under the 2022 Share Buyback Program during the nine months ended September 30, 2023. As of September 30, 2023, we had repurchased and concurrently retired a total of 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program.

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

Series A Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board. The Company has designated 2,800,000 shares of its authorized preferred stock as Series A Preferred Stock. At September 30, 2023 and December 31, 2022, the Company had 2,778,111 shares of Series A Preferred Stock outstanding. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of September 30, 2023, after taking into account the effect of the Reverse Stock Split, each outstanding share of Series A Preferred Stock was convertible into 0.00014 shares of Common Stock using this conversion formula. Accordingly, as of September 30, 2023, 393 shares of Common Stock were issuable upon conversion of 2,778,111 shares of outstanding Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series A Liquidation Preference”) per share of Series A Preferred Stock, paid or accrued quarterly in arrears on the 15th day of each March, June, September and December. From the issue date through September 30, 2023, the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Series A Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series A Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series A Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation for the three and nine months ended September 30, 2023 was $1.0 million and $2.9 million, respectively. The gross dividend accumulation for the three and nine months ended September 30, 2022 was $0.9 million and $2.6 million, respectively. As of September 30, 2023, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 was $18.8 million. The per share average of cumulative preferred dividends for the three and nine months ended September 30, 2023 was $0.36 and $1.05, respectively. The per share average of cumulative preferred dividends for the three and nine months ended September 30, 2022 was $0.33 and $0.95, respectively.

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

Series B Preferred Stock and Tandem Preferred Stock

The Company has designated 8,100,000 shares of its authorized and unissued preferred stock as Series B Preferred Stock. At September 30, 2023 and December 31, 2022, the Company had 3,029,900 shares of Series B Preferred Stock outstanding. The par value of the Series B Preferred Stock is $0.0001 per share. Each share of Series B Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of liquidation preference per share as adjusted for accrued but unpaid dividends, as described below. As of September 30, 2023, after taking into account the effect of the Reverse Stock Split and payment of the accrued dividend, each outstanding share of Series B Preferred Stock was convertible into 0.00531 of one share of Common Stock using this conversion formula. Accordingly, as of September 30, 2023, 16,079 shares of Common Stock were issuable upon conversion of 3,029,900 shares of outstanding Series B Preferred Stock. The shares of Series B Preferred Stock are listed on the Nasdaq under the symbol “XELAP.”

Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 6% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series B Liquidation Preference”) per share of Series B Preferred Stock, paid or accrued quarterly in arrears on the last day of each of March, June, September and December. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series B Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series B Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series B Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accrued for the three and nine months ended September 30, 2023 was $1.2 million and $3.5 million, respectively. The gross dividend accrued for the three and nine months ended September 30, 2022 was $1.1 million and $2.5 million, respectively. During the nine months ended September 30, 2022, the Company paid accumulated dividend of $2.5 million. As of September 30, 2023, the total accumulated but unpaid dividends on the Series B Preferred Stock since inception on March 23, 2022 was $4.6 million. The per share average of accrued preferred dividends for the three and nine months ended September 30, 2023 was $0.39 and $1.16, respectively. The per share average of accrued preferred dividends for the three and nine months ended September 30, 2022 was $0.38 and $0.83, respectively.

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

Treasury Stock

The Company had 612 shares of Common Stock held as treasury stock, 232 shares of which were repurchased under a prior expired share buyback and 380 shares that were returned to the Company pursuant to a contractual obligation. The Company recorded treasury stock using the cost method. On September 30, 2023, the Company retired all of 612 shares of the Common Stock held as treasury stock and charged the excess of the repurchase cost over the par value of the shares to accumulated deficit.

Warrants

At September 30, 2023, there were warrants outstanding to purchase 2,433 shares of our Common Stock, consisting of 9,731,819 warrants to purchase one-four thousandth of one share of Common Stock from the private placement that was completed in March 2021.

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

Each private placement warrant entitles the holder to purchase one-four thousandth of one share of Common Stock, at an exercise price of $16,000.00 per share and will expire on September 19, 2026. The private placement warrants are not listed or traded as of September 30, 2023, and are not subject to mandatory redemption by the Company.

12.   Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, and together with certain of their affiliated entities managed by HandsOn Global Management LLC, including such entity, “HGM”) of $0 and less than $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and less than $0.1 million for each of the nine months ended September 30, 2023 and 2022. Certain members of our Board, including our Executive Chairman, Par Chadha, Sharon Chadha, Ron Cogburn, and James Reynolds are or have been affiliated with HGM. Our Executive Chairman, Par Chadha and his wife, Sharon Chadha, are currently affiliated with HGM. Messrs. Cogburn and Reynolds were affiliated with HGM until 2020.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sale is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees of $2.2 million and $1.5 million relating to these agreements for the three months ended September 30, 2023 and 2022, respectively. The Company incurred fees of $6.7 million and $4.6 million relating to these agreements for the nine months ended September 30, 2023 and 2022, respectively.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was less than $0.1 million and $0.1 million for the three and the nine months ended September 30, 2023, respectively, and $0.1 million and $0.2 million for the three and the nine months ended September 30, 2022, respectively. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $0.5 million and $0.4 million for the three months ended September 30, 2023 and 2022, respectively, and $1.3 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively. These expenses are included in cost of revenue in the condensed consolidated statements of operations.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between our Executive Chairman and the president of Oakana Holdings, Inc. The expense recognized for these services was $0 and an expense reversal of less than $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and less than $0.1 million for each of the nine months ended September 30, 2023 and 2022.

Subscription Agreements

On July 21, 2022, the Company entered into a subscription agreement with its Executive Chairman. Pursuant to this subscription agreement, on August 11, 2022, the Company issued and sold 355 shares of Common Stock to Par Chadha for an aggregate purchase price of $0.1 million.

Payable and Receivable/Prepaid Balances with Affiliates

Payable and receivable/prepaid balances with affiliates as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$50	$—	$412	$—
Rule 14	—	2,499	—	2,473
HGM	67	—	347	—
	$117	$2,499	$759	$2,473

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

The chief operating decision maker reviews segment profit to evaluate operating segment performance and determine how to allocate resources to operating segments. “Segment profit” is defined as revenue less cost of revenue (exclusive of depreciation and amortization). The Company does not allocate selling, general, and administrative expenses, depreciation and amortization, interest expense, net and sundry expenses (income), net. The Company manages assets on a total company basis, not by operating segment, and therefore asset information and capital expenditures by operating segments are not presented. A reconciliation of segment profit to net loss before income taxes is presented below.

	Three months ended September 30, 2023
	ITPS	HS	LLPS	Total
Revenue	$172,150	$62,090	$18,885	$253,125
Cost of revenue (exclusive of depreciation and amortization)	141,808	45,430	11,212	198,450
Segment profit	30,342	16,660	7,673	54,675
Selling, general and administrative expenses (exclusive of depreciation and amortization)				35,367
Depreciation and amortization				14,398
Related party expense				2,845
Interest expense, net				24,708
Debt modification and extinguishment costs (gain), net				(571)
Sundry expense, net				298
Other income, net				(1,069)
Net loss before income taxes				$(21,301)

	Three months ended September 30, 2022
	ITPS	HS	LLPS	Total
Revenue	$185,309	$60,955	$17,774	$264,038
Cost of revenue (exclusive of depreciation and amortization)	157,269	48,316	12,257	217,842
Segment profit	28,040	12,639	5,517	46,196
Selling, general and administrative expenses (exclusive of depreciation and amortization)				44,369
Depreciation and amortization				17,737
Impairment of goodwill and other intangible assets				29,565
Related party expense				2,016
Interest expense, net				40,897
Debt modification and extinguishment costs (gain), net				(4,696)
Sundry expense, net				781
Other income, net				(1,115)
Net loss before income taxes				$(83,358)

	Nine months ended September 30, 2023
	ITPS	HS	LLPS	Total
Revenue	$550,848	$188,740	$60,095	$799,683
Cost of revenue (exclusive of depreciation and amortization)	450,353	139,182	37,441	626,976
Segment profit	100,495	49,558	22,654	172,707
Selling, general and administrative expenses (exclusive of depreciation and amortization)				111,774
Depreciation and amortization				45,848
Related party expense				8,696
Interest expense, net				113,980
Debt modification and extinguishment costs (gain), net				(16,129)
Sundry expense, net				2,546
Other income, net				(1,583)
Net loss before income taxes				$(92,425)

	Nine months ended September 30, 2022
	ITPS	HS	LLPS	Total
Revenue	$580,320	$173,940	$55,946	$810,206
Cost of revenue (exclusive of depreciation and amortization)	477,559	140,767	40,297	658,623
Segment profit	102,761	33,173	15,649	151,583
Selling, general and administrative expenses (exclusive of depreciation and amortization)				137,604
Depreciation and amortization				53,942
Impairment of goodwill and other intangible assets				29,565
Related party expense				6,189
Interest expense, net				122,928
Debt modification and extinguishment costs (gain), net				4,305
Sundry expense, net				347
Other expense, net				12,419
Net loss before income taxes				$(215,716)

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

Insurance Claim

The Company received an insurance claim settlement amount of $10.0 million in December 2023 under the business interruption claim filed for the cyber security incident which occurred during the second half of 2022.

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

Merger Agreement

On October 9, 2022, the Company entered into a definitive merger agreement to merge its European business with CF Acquisition Corp. VIII (“CFFE”), a special purpose acquisition company, to form a new publicly-traded company which will be called XBP Europe, Inc. (“XBP Europe”). Following the closing of the transaction, which occurred on November 29, 2023, we indirectly own a majority of the outstanding capital stock of the combined company, which now operates as XBP Europe. The shares and warrants of XBP Europe are listed on the Nasdaq Stock Market under the ticker symbols “XBP” and “XBPEW,” respectively.

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

As of September 30, 2023, we had approximately 15,000 employees globally, with 53% located in the Americas and EMEA, and the remainder located primarily in India, Philippines and China.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $121.9 million and $136.0 million for the three months ended September 30, 2023 and 2022, respectively. We incurred personnel costs of $376.5 million and $405.5 million for the nine months ended September 30, 2023 and 2022, respectively. The majority of our personnel costs are variable and incurred only while we are providing our services.

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

Results of Operations

Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Change	% Change
Revenue:
ITPS	$172,150	$185,309	$(13,159)	(7.10)%
HS	62,090	60,955	1,135	1.86%
LLPS	18,885	17,774	1,111	6.25%
Total revenue	253,125	264,038	(10,913)	(4.13)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	141,808	157,269	(15,461)	(9.83)%
HS	45,430	48,316	(2,886)	(5.97)%
LLPS	11,212	12,257	(1,045)	(8.53)%
Total cost of revenues	198,450	217,842	(19,392)	(8.90)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	35,367	44,369	(9,002)	(20.29)%
Depreciation and amortization	14,398	17,737	(3,339)	(18.83)%
Impairment of goodwill and other intangible assets	—	29,565	(29,565)	100.00%
Related party expense	2,845	2,016	829	41.12%
Operating profit (loss)	2,065	(47,491)	49,556	(104.35)%
Interest expense, net	24,708	40,897	(16,189)	(39.58)%
Debt modification and extinguishment costs (gain), net	(571)	(4,696)	4,125	(87.84)%
Sundry expense, net	298	781	(483)	(61.84)%
Other income, net	(1,069)	(1,115)	46	(4.13)%
Net loss before income taxes	(21,301)	(83,358)	62,057	(74.45)%
Income tax expense	(1,807)	(1,924)	117	(6.08)%
Net loss	$(23,108)	$(85,282)	$62,174	(72.90)%

Revenue

For the three months ended September 30, 2023, our revenue on a consolidated basis decreased by $10.9 million, or 4.1%  to $ 253.1 million from $264.0 million for the three months ended September 30, 2022. We experienced revenue decline in the ITPS segment and revenue growth in the HS and LLPS segments. Our ITPS, HS, and LLPS segments constituted 68.0%%, 24.5% and 7.5% of total revenue, respectively, for the three months ended September 30, 2023, compared to 70.2%, 23.1%, and 6.7%, respectively, for the three months ended September 30, 2022. The revenue changes by reporting segment were as follows:

ITPS— For the three months ended September 30, 2023, revenue attributable to our ITPS segment decreased by $13.2 million, or 7.1% compared to the same period in the prior year. This revenue decline is attributable to lower volumes, transition revenue and other customer losses. The reported ITPS segment revenue benefited by $2.3 million from currency conversion during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

HS— For the three months ended September 30, 2023, revenue attributable to our HS segment increased by $1.1 million, or 1.9 % compared to the same period in the prior year primarily due to higher volumes from our existing healthcare customers.

LLPS— For the three months ended September 30, 2023, revenue attributable to our LLPS segment increased by $1.1 million, or 6.3 % compared to the same period in the prior year primarily due to an increase in project based engagements in legal claims administration services.

Cost of Revenue

For the three months ended September 30, 2023, our cost of revenue decreased by $19.4 million, or 8.9%, compared to the three months ended September 30, 2022. Costs in our ITPS segment decreased by $15.5  million, or 9.8%, primarily attributable to the corresponding decline in revenues and cost savings flow through. HS segment cost of revenue decreased  by $2.9 million, or 6.0%. LLPS segment cost of revenue decreased  by $1.0 million, or 8.5%.

The decrease in cost of revenues on a consolidated basis was primarily due to decrease in employee-related costs of $11.7 million, lower infrastructure and maintenance costs of $1.9 million, lower travel costs of $0.1 million and lower pass through costs of $6.0 million which is offset by operating costs of $0.3  million.

Cost of revenue for the three months ended September 30, 2023 was 78.4% of revenue compared to the 82.5% for the comparable same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses decreased by $9.0  million, or 20.3%, to $35.4  million for the three months ended September 30, 2023, compared to $44.4 million for the three months ended September 30, 2022. The decrease was primarily attributable to a pre-tax gain of $0.7 million recorded for the three months ended September 30, 2023 on the sale of the high-speed scanner business, lower employee related costs by $2.9 million, lower travel costs of $0.3 million, lower infrastructure, maintenance and operating costs of $1.5 million and lower professional and legal fees of $1.3 million and lower other SG&A expenses of $2.3 million. SG&A expenses decreased as a percentage of revenues to 14.0 % for the three months ended September 30, 2023 as compared to 16.8% for the three months ended September 30, 2022.

Depreciation & Amortization

Total depreciation and amortization expense was $14.4  million and $17.7 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in total depreciation and amortization expense by $3.3 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets for the three months ended September 30, 2022 was $29.6 million. During the three months ended September 30, 2022, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, and concluded that a triggering event for an interim impairment analysis had occurred during the three months ended September 30, 2022. As a result of the interim impairment analysis at September 30, 2022, the Company recorded an impairment charge of $29.6 million, including taxes to goodwill relating to ITPS.

Related Party Expenses

Related party expense was $2.8 million for the three months ended September 30, 2023 compared to $2.0 million for the three months ended September 30, 2022.

Interest Expense

Interest expense was $24.7 million for the three months ended September 30, 2023 compared to $40.9 million for the three months ended September 30, 2022. The decrease in total interest expense by $16.2 million was primarily due to amortization of debt exchange premium during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Debt modification and extinguishment costs (gain), net

Debt modification and extinguishment gain was $0.6 million for the three months ended September 30, 2023 compared to a gain of $4.7 million for the three months ended September 30, 2022. In July 2023, the Company recorded a debt extinguishment gain of $0.6 million when the Company fully repaid and discharged the remaining outstanding balance of $48.4 million of the 2023 Term Loans by making a cash payment of $44.8 million and by issuance of $3.0 million principal amount of New Notes (as defined and described further in the description of “Indebtedness” below) in an exchange transaction.

Sundry Expense, net

Sundry expense, net was $0.3 million for the three months ended September 30, 2023 compared to sundry expense, net of $0.8 million for the three months ended September 30, 2022. The change over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Income, net

Other income, net was $1.1 million for the three months ended September 30, 2023 compared to other income, net of $1.1 million for the three months ended September 30, 2022. For the three months ended September 30, 2022, the expenses were primarily attributable to remeasurement of our true-up guarantee obligation under the Revolver Exchange (as defined below) and accrual of true-up liability based on the market price for the 2026 Notes.

Income Tax Expense

The company recorded income tax expense of $1.8 million for the three months ended September 30, 2023 and an income tax expense of $1.9 million for the three months ended September 30, 2022. The tax expense is primarily impacted by permanent tax adjustments, state and local current expense, foreign operations and valuation allowances. The tax expense for three months ended September 30, 2023 is comparable to the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to Nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Revenue:
ITPS	$550,848	$580,320	$(29,472)	(5.08)%
HS	188,740	173,940	14,800	8.51%
LLPS	60,095	55,946	4,149	7.42%
Total revenue	799,683	810,206	(10,523)	(1.30)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	450,353	477,559	(27,206)	(5.70)%
HS	139,182	140,767	(1,585)	(1.13)%
LLPS	37,441	40,297	(2,856)	(7.09)%
Total cost of revenues	626,976	658,623	(31,647)	(4.81)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	111,774	137,604	(25,830)	(18.77)%
Depreciation and amortization	45,848	53,942	(8,094)	(15.01)%
Impairment of goodwill and other intangible assets	—	29,565	(29,565)	100.00%
Related party expense	8,696	6,189	2,507	40.51%
Operating profit (loss)	6,389	(75,717)	82,106	(108.44)%
Interest expense, net	113,980	122,928	(8,948)	(7.28)%
Debt modification and extinguishment costs (gain), net	(16,129)	4,305	(20,434)	(474.66)%
Sundry expense, net	2,546	347	2,199	633.72%
Other expense (income), net	(1,583)	12,419	(14,002)	(112.75)%
Net loss before income taxes	(92,425)	(215,716)	123,291	(57.15)%
Income tax expense	(7,005)	(5,721)	(1,284)	22.44%
Net loss	$(99,430)	$(221,437)	$122,007	(55.10)%

Revenue

For the nine months ended September 30, 2023, our revenue on a consolidated basis decreased by $10.5 million, or 1.3% , to $799.7 million from $810.2 million for the nine months ended September 30, 2022. We experienced revenue decline in ITPS segment and revenue growth in HS and LLPS segments. Our ITPS, HS, and LLPS segments constituted 68.9%, 23.6%, and 7.5% of total revenue, respectively, for the nine months ended September 30, 2023, compared to 71.6%, 21.5%, and 6.9%, respectively, for the nine months ended September 30, 2022. The revenue changes by reporting segment were as follows:

ITPS— For the nine months ended September 30, 2023, revenue attributable to our ITPS segment decreased by $29.5 million, or 5.1% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success or unlikely to achieve the Company’s long-term target margins (“transition revenue”). In addition, lower volumes and staffing shortages during the nine months ended September 30, 2023 impacted revenue during the period. ITPS segment revenue was also impacted adversely by $1.3 million attributable to the depreciation of the Euro and U.K. pound sterling against the U.S. dollar during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022

HS— For the nine months ended September 30, 2023, revenue attributable to our HS segment increased by $14.8  million, or 8.5% compared to the same period in the prior year primarily due to higher volumes from our new and existing healthcare customers.

LLPS— For the nine months ended September 30, 2023, revenue attributable to our LLPS segment increased by $4.1 million, or 7.4% compared to the same period in the prior year primarily due to an increase in project based engagements in legal claims administration services.

Cost of Revenue

For the nine months ended September 30, 2023, our cost of revenue decreased by $31.6 million, or 4.8%, compared to the nine months ended September 30, 2022. Costs in our ITPS segment decreased by $27.2 million, or 5.7%, primarily attributable to the corresponding decline in revenues. HS segment costs decreased by $1.6 million, or 1.1% primarily due to decrease in employee-related cost. LLPS segment cost of revenue decreased by $2.9 million, or 7.1% primarily due to higher margin project engagements and saving in other operating costs.

The decrease in cost of revenues on a consolidated basis was primarily due to a decrease in employee-related costs of $21.8 million, lower infrastructure and maintenance costs of $5.8  million and lower other operating costs of $3.6 million, lower pass through costs of $0.6  million and higher travel costs of $0.2 million.

Cost of revenue for the nine months ended September 30, 2023 was 78.4% of revenue compared to the 81.3% for the comparable same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses decreased $25.8 million, or 18.8%, to $111.8 million for the nine months ended September 30, 2023, compared to $137.6 million for the nine months ended September 30, 2022. The decrease was primarily attributable to a gain of $7.2 million on sale of the high-speed scanner business, lower employee related costs by $9.4  million, lower travel costs of $0.8 million, lower infrastructure, maintenance and operating costs of $3.6 million, lower legal and professional fees of $5.3 million and higher other SG&A expenses of $0.4 million. SG&A expenses decreased as a percentage of revenues to 14.0% for the nine months ended September 30, 2023 as compared to 16.8% for the nine months ended September 30, 2022.

Depreciation & Amortization

Total depreciation and amortization expense was $45.8 million and $53.9 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in total depreciation and amortization expense by $8.1 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets for the nine months ended September 30, 2022 was $29.6 million. During the three months ended September 30, 2022, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, and concluded that a triggering event for an interim impairment analysis had occurred during the three months ended September 30, 2022. As a result of the interim impairment analysis at September 30, 2022, the Company recorded an impairment charge of $29.6 million, including taxes to goodwill relating to ITPS.

Related Party Expenses

Related party expense was $8.7 million for the nine months ended September 30, 2023 compared to $6.2 million for the nine months ended September 30, 2022.

Interest Expense

Interest expense was $114.0 million for the nine months ended September 30, 2023 compared to $122.9 million for the nine months ended September 30, 2022. The decrease in total interest expense by $8.9 million was primarily due to amortization of debt exchange premium during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Debt modification and extinguishment costs (gain), net

Debt modification and extinguishment gain was $16.1 million for the nine months ended September 30, 2023 compared to a loss of $4.3 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we repurchased $13.8 million principal amount of 2023 Notes for a cash consideration of $4.4 million. The gain on early extinguishment of debt for the 2023 Notes during the nine months ended September 30, 2023 totaled $9.9 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the nine months ended September 30, 2023, we repurchased $15.1 million principal amount of the 2023 Term Loans outstanding under the Credit Agreement for a cash consideration of $8.0 million. The gain on early extinguishment of debt for the 2023 Term Loans repurchases during the nine months ended September 30, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. In July 2023, the Company recorded an additional debt extinguishment gain of $0.6 million when the Company fully repaid and discharged the remaining outstanding balance of $48.4 million under the 2023 Term Loans by making a cash payment of $44.8 million and by issuance of $3.0 million principal amount of New Notes in an exchange transaction. During the nine months ended September 30, 2023, we paid $1.6 million of exit fees on the partial prepayment of the BRCC Term Loan (as defined and described further in the description of “Indebtedness” below) which was treated as a debt extinguishment cost.

Sundry Expense, net

The increase in sundry expense, net by $2.2 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense (Income), net

Other income, net was $1.6 million for the nine months ended September 30, 2023 compared to other expense, net of $12.4 million for the nine months ended September 30, 2022. Remeasurement of our true-up guarantee obligation under the Revolver Exchange for the 2026 Notes was the primary driver of the net expense for the nine months ended September 30, 2022.

Income Tax Expense

The Company recorded income tax expense of $7.0 million for the nine months ended September 30, 2023 and an income tax expense of $5.7 million for the nine months ended September 30, 2022. The tax expense for the nine months ended September 30, 2023 is higher than the nine months ended September 30, 2022 largely due to improvement in operating perfomance.

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

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023	2022
Net Loss	$(23,108)	$(85,282)
Taxes	1,807	1,924
Interest expense	24,708	40,897
Depreciation and amortization	14,398	17,737
EBITDA	17,805	(24,724)
Optimization and restructuring expenses (1)	5,440	6,252
Transaction and integration costs (2)	3,221	4,139
Non-cash equity compensation (3)	252	(142)
Other charges including non-cash (4)	7,034	16,479
Loss/(gain) on sale of assets (5)	208	54
Loss/(gain) on business disposals (6)	(750)	—
Debt modification and extinguishment costs (gain), net	(571)	(4,696)
Loss/(gain) on derivative instruments	—	(1,091)
Contract costs (7)	3,444	5,986
Impairment of goodwill and other intangible assets	—	29,565
Adjusted EBITDA	$36,083	$31,822

(1)	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation and customer transformation.
(2)	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
(3)	Represents the non-cash charges related to restricted stock units and options.
(4)	Represents fair value adjustments to guaranteed true up of settlement notes, accelerated ASC 842 amortization of operating lease right-of-use asset and other non-cash charges. Other charges include severance, retention bonus, facility consolidation, relocation and recruitment costs, loss contracts, network outage related costs and other transition costs.
(5)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.

(6)	Represents a loss/(gain) recognized on the sale of high-speed scanner business in the second quarter of 2023.
(7)	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

Nine months ended September 30, 2023 compared to the Nine months ended September 30, 2022

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Net Loss	$(99,430)	$(221,437)
Taxes	7,005	5,721
Interest expense	113,980	122,928
Depreciation and amortization	45,848	53,942
EBITDA	67,403	(38,846)
Optimization and restructuring expenses (1)	17,739	19,659
Transaction and integration costs (2)	11,282	16,466
Non-cash equity compensation (3)	565	703
Other charges including non-cash (4)	24,341	54,509
Loss/(gain) on sale of assets (5)	1,146	576
Loss/(gain) on business disposals (6)	(7,223)	—
Debt modification and extinguishment costs (gain), net	(16,129)	4,305
Loss/(gain) on derivative instruments	—	(1,091)
Contract costs (7)	12,688	18,563
Impairment of goodwill and other intangible assets	—	29,565
Adjusted EBITDA	$111,812	$104,409

(1)	Adjustment represents net salary and benefits associated with positions, current vendor expenses and existing lease contracts that are part of the on-going savings and productivity improvement initiatives in process transformation and customer transformation.
(2)	Represents costs incurred related to transactions for completed or contemplated transactions during the period.
(3)	Represents the non-cash charges related to restricted stock units and options.
(4)	Represents fair value adjustments to guaranteed true up of settlement notes, accelerated ASC 842 amortization of operating lease right-of-use asset and other non-cash charges. Other charges include severance, retention bonus, facility consolidation, relocation and recruitment costs, loss contracts, network outage related costs and other transition costs.
(5)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(6)	Represents a loss/(gain) recognized on the sale of high-speed scanner business in the second quarter of 2023.
(7)	Represents costs incurred on new projects, contract start-up costs and project ramp costs.

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

Liquidity is the availability of adequate amounts of cash with an enterprise to meet its needs for cash requirements. At September 30, 2023, cash, restricted cash, and cash equivalents totaled $45.5 million, including restricted cash of $39.4 million. As of September 30, 2023, our working capital deficit amounted to $195.4 million, a decrease of $124.1 million as compared to working capital deficit of $319.5 million as of December 31, 2022. This decrease in working capital deficit is primarily a result of decreases in the current portion of long-term debts and an increase in restricted cash.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments and taxes. Specifically, $25.9 million outstanding under the BRCC Revolver (as defined and described further in the description of “Indebtedness” below) is payable in eleven (11) monthly installments of $2.0 million commencing October 31, 2023, with the remaining outstanding principal balance of $3.9 million payable on September 30, 2024. The current maturities of the Senior Secured Term Loan and the other debts are $2.0 million and $20.3 million, respectively. See Note 5 – Long-Term Debt and Credit Facilities, Note 7 – Employee Benefit Plans, and Note 8 – Commitments and Contingencies, to our condensed consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.

We currently expect to spend approximately $10.0 to $15.0 million on total capital expenditures over the next twelve months. We will continue to evaluate additional capital expenditure needs that may arise due to changes in the business model. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives, applications or technologies, operation centers and acquisition of complementary businesses, which may require the use of significant cash resources and/or additional financing. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has implemented favorable provisions of the CARES Act, including the refundable payroll tax credits and the deferment of employer social security payments. At the end of 2021, the Company paid a portion of the deferred employer social security due as per Internal Revenue Services guidance. The remaining balance of deferred employer social security taxes will be paid by fiscal year 2024. The Company has similarly utilized COVID-19 relief measures in various European jurisdictions, including permitted deferrals of certain payroll, social security and value added taxes. At the end of 2021, the Company paid a portion of these deferred payroll taxes, social security and value added taxes. The remaining balance of European deferred payroll taxes, social security and value added taxes will be paid by fiscal year 2025 as per deferment timeline.

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

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100.0 million (“Common ATM Program–1”)	May 28, 2021 through July 1, 2021	12,356	$8,032.74	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150.0 million (“Common ATM Program–2”)	June 30, 2021 through September 2, 2021	14,395	$10,413.79	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through March 31, 2022	83,719	$2,986.18	$250.0 million	$241.0 million
Prospectus supplement dated May 23, 2022 with an aggregate offering price of up to $250.0 million (“Common ATM Program–4”) (1)	May 24, 2022 through March 31, 2023	6,262,182	$36.15	$226.4 million	$219.3 million
(1)	Due to the late filing of the 2022 Form 10-K, the Company lost eligibility to use Form S-3 (and thereby the ability to conduct at the market offerings and one of its sources of liquidity). As a result of subsequent delinquent quarterly reports on Form 10-Q, including for the period ended September 30, 2023 (the “Q3 Form 10-Q”), the Company will not regain eligibility to use Form S-3 until twelve full calendar months following the date the Q3 Form 10-Q was due. Any future delinquency with respect to the filing of a Form 10-K, Form 10-Q, or certain Form 8-Ks will cause the Company to lose Form S-3 eligibility for at least 12 calendar months from the due date of the delinquent filing.

The Amended Receivables Purchase Agreement (as defined and described further in the description of “Indebtedness” below) entered into on June 17, 2022 provides us access to liquidity through the sale of receivables. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the purchasers of the receivables. The Company de-recognized $408.9 million of accounts receivable under this agreement during the year ended December 31, 2022. The amount remitted to the Purchasers during fiscal year 2022 was $308.7 million. The Company de-recognized $119.3 million and $382.2 million of accounts receivable under this agreement during the three and nine months ended September 30, 2023, respectively. The amount remitted to the Purchasers during the three and nine months ended September 30, 2023 was $119.0 million and $385.5 million, respectively. Unsold accounts receivable of $47.1 million and $46.5 million were pledged by the SPEs as collateral to the Purchasers as of September 30, 2023 and December 31, 2022, respectively.

On August 10, 2022, the Company’s board of directors (the “Board”) authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company is authorized to repurchase, from time to time, up to 50,000 shares of Common Stock over the following two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Common Stock, general business and market conditions and other investment considerations and factors. No shares were repurchased under the 2022 Share Buyback Program during the nine months ended September 30, 2023. As of September 30, 2023, we had repurchased and concurrently retired a total of 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change
Net cash used in operating activities	$(29,220)	$(86,951)	$57,731
Net cash provided by (used in) investing activities	21,259	(16,739)	37,998
Net cash provided by financing activities	8,441	101,487	(93,046)
Subtotal	$480	(2,203)	$2,683
Effect of exchange rates on cash, restricted cash and cash equivalents	(53)	(1,054)	1,001
Net increase in cash, restricted cash and cash equivalents	$427	$(3,257)	$3,684

Analysis of Cash Flow Changes between the nine months ended September 30, 2023 and September 30, 2022

Operating Activities—The decrease of $57.7 million in net cash used in operating activities for the nine months ended September 30, 2023 was primarily due to lower cost of revenue, lower selling, general and administrative expenses and other expenses, improvement in operating cycle for accounts payable and accrued liabilities and prepaid exepense. This increase in cash generated in operating activities was partially offset by lower realization from accounts receivable during the nine months ended September 30, 2023.

Investing Activities—The increase of $38.0 million in net cash provided by investing activities for the nine months ended September 30, 2023 was primarily due to $29.4 million of net cash proceeds from sale of the high-speed scanner business and lower additions to property, plant and equipment and patents in 2023 offset by higher additions to internally developed software.

Financing Activities— Cash provided by financing activities during the nine months ended September 30, 2023 was $8.4 million, primarily as a result of $67.0 million of net proceeds from equity offerings, $31.5 million of proceeds from the Second Lien Note, $9.6 million of proceeds from borrowings under the BRCC Revolver which is offset by debt issuance costs of $8.3 million, repayments on the BRCC Facility, senior secured term loans and other loans of $80.0 million and cash outflow of $11.9 million for debt repurchases (all as defined and described further in the description of “Indebtedness” below).

Cash provided by financing activities during the nine months ended September 30, 2022 was $101.5 million, primarily as a result of $236.5 million of net proceeds from equity offerings, $75.0 million of net proceeds from the issuance of 2026 Notes offset by net repayments of our senior secured revolving facility, Securitization Facility, BRCC Facility, senior secured term loans and other loans of $203.4 million and debt repurchases of $4.7 million (all as defined and described further in the description of “Indebtedness” below).

Indebtedness

Following is a description of the Company’s key credit facilities since the Novitex Business Combination, when we acquired debt facilities and issued notes totaling $1.4 billion. Proceeds from the indebtedness were initially used to pay off credit facilities existing immediately before the Novitex Business Combination.

2023 Term Loans

On July 13, 2018, subsidiaries of the Company refinanced a $343.4 million of term loans then outstanding under that certain First Lien Credit Agreement, dated July 12, 2017, with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Repricing Term Loans”) and borrowed an additional $30.0 million pursuant to incremental term loans (the “2018 Incremental Term Loans”). On April 16, 2019, subsidiaries of the Company borrowed a further $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”, and, together with the 2018 Incremental Terms Loans and Repricing Term Loans,

referred to herein as the “2023 Term Loans”). The subsidiaries of the Company made periodic interest and principal repayments on the 2023 Term Loan under the term of the loan agreements.

On December 9, 2021, in a private exchange transaction, subsidiaries of the Company exchanged $212.1 million of 2023 Term Loans for $84.3 million in cash and in $127.8 million principal amount of new 11.500% First-Priority Senior Secured Notes scheduled to mature July 12, 2026 (the “2026 Notes”) issued by Exela Intermediate LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company (together, the “Issuers”).

As a result of the private exchange, repurchases (as discussed below) and periodic principal repayments, $48.4 million aggregate principal amount of the 2023 Term Loans were outstanding as of July 11, 2023, the date the Company fully repaid and discharged the remaining outstanding balance of the 2023 Term Loans by making a cash payment of $44.8 million and by issuance of $3.0 million principal amount of new 11.500% First-Priority Senior Secured Notes scheduled to mature April 15, 2026 (the “New Notes”) issued by the Issuers in exchange transaction (as discussed below).

2023 Notes

On July 12, 2017, subsidiaries of the Company issued $1.0 billion in aggregate principal amount of 10.0% First Priority Senior Secured Notes due 2023 (the “2023 Notes”). The 2023 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2023 Notes bore interest at a rate of 10.0% per year. The issuers pay interest on the 2023 Notes on January 15 and July 15 of each year, commencing on January 15, 2018.

On December 9, 2021, upon the settlement of a public exchange, $662.7 million aggregate principal amount of the 2026 Notes were issued and an aggregate $225.0 million in cash (plus accrued but unpaid interest) was paid to participating holders in respect of the validly tendered $912.7 million principal amount of outstanding 2023 Notes. The Company concluded that the public exchange of notes represented modification of debt under ASC 470-50.

As a result of the 2021 public exchange and repurchases (as discussed below), $9.0 million aggregate principal amount of the 2023 Notes remained outstanding as of July 11, 2023, the date the Company fully repaid and discharged the remaining outstanding balance of the 2023 Notes in cash.

2026 Notes

As of December 31, 2022, the Issuers had $980.0 million aggregate principal amount of the 2026 Notes outstanding. During the nine months ended September 30, 2023, no 2026 Notes were sold by subsidiaries of the Company. The 2026 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The 2026 Notes bear interest at a rate of 11.5% per year. We are required to pay interest on the 2026 Notes on January 15 and July 15 of each year, and commenced making such interest payments on July 15, 2022. The 2026 Notes are scheduled to mature on July 12, 2026. The Issuers may redeem the 2026 Notes in whole or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

On July 11, 2023, the Issuers, certain guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture (the “New Notes Indenture”) governing the Company’s New Notes and issued approximately $764.8 million aggregate principal amount of the New Notes as consideration for the exchange of $956.0 million aggregate principal amount of the Issuers’ existing 2026 Notes pursuant to a public exchange offer (the “2023 Exchange”). The Company performed an assessment of the 2023 Exchange and determined that it met the criteria to be accounted for as a troubled debt restructuring under ASC 470-60. The undiscounted cash flows associated with the New Notes issued were compared to the carrying value of the exchanged 2026 Notes and since the undiscounted cash flows of the New Notes exceeded the carrying value of the exchanged 2026 Notes, the carrying value of the New Notes was established at the carrying value of the exchanged 2026 Notes and the Company established new effective interest rates based on the carrying value of the exchanged 2026 Notes prior to the 2023 Exchange. The difference between the principal amount of the issued New Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s condensed consolidated balance sheets. The Compnay recorded a premium of $142.3 million on the notes exchange, which will be reduced as contractual interest payments are made on the New Notes.

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

As a result of the 2023 Exchange and repurchases (as discussed below), $24.0 million aggregate principal amount of the 2026 Notes maturing July 12, 2026 remained outstanding as of September 30, 2023.

Senior Secured New Notes

On July 11, 2023, the Issuers issued approximately $767.8 million aggregate principal amount of the New Notes under the New Notes Indenture, which includes (i) $764.8 million aggregate principal amount of the New Notes issued under the 2023 Exchange (as described above) and (ii) $3.0 million aggregate principal amount of the New Notes issued as consideration for the exchange of certain of the Company’s outstanding 2023 Term Loans (as described above).

The New Notes are scheduled to mature on April 15, 2026. Interest on the New Notes will accrue at 11.500% per annum and will be paid semi-annually, in arrears, on January 15 and July 15 of each year, beginning July 15, 2023. Interest will be payable in cash or in kind by issuing additional New Notes (or increasing the principal amount of the outstanding New Notes) (“PIK Interest”) as follows: (A) for the July 15, 2023 interest payment date, such interest was paid in kind as PIK Interest, (B) for each interest payment date from and including the January 15, 2024 interest payment date through and including the July 15, 2024 interest payment date, such interest shall be paid in cash in an amount equal to (i) 50% of such interest plus (ii) an amount not to exceed an amount that, pro forma for such payment, would leave the issuers with Unrestricted Cash (as defined in the New Notes Indenture) of at least $15 million, with the remaining interest paid in kind as PIK Interest, and (C) for interest payment dates falling on or after January 15, 2025, such interest shall be paid in cash.

On July, 15, 2023, the Company issued $44.1 million in aggregate principal amount of the New Notes as a payment for PIK Interest due on July 15, 2023. $811.9 million aggregate principal amount of the New Notes maturing April 15, 2026 remained outstanding as of September 30, 2023.

The Issuers’ obligations under the New Notes and the New Notes Indenture are irrevocably and unconditionally guaranteed, jointly and severally, by the same guarantors (the “Guarantors”) that guarantee the 2026 Notes (other than certain guarantors that have ceased to have operations or assets) and by certain of the Issuers’ other affiliates (“Affiliated Guarantors”). The New Notes and the related guarantees are first-priority senior secured obligations of the Issuers and the Guarantors.

The issuers may redeem the New Notes at their option, in whole at any time or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, the New Notes will be mandatorily redeemable in part upon the sale of certain assets that constitute additional credit support.

The New Notes Indenture contains covenants that limit the Issuers’ and the Affiliated Guarantors and their respective subsidiaries’ ability to, among other things, (i) incur or guarantee additional indebtedness, (ii) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments, (iii) make investments, (iv) consummate certain asset sales, (v) engage in certain transactions with affiliates, (vi) grant or assume certain liens and (vii) consolidate, merge or transfer all or substantially all of their assets. These covenants are subject to a number of important limitations and exceptions. In addition, upon the occurrence of specified change of control events, the Issuers must offer to repurchase the New Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The New Notes Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding New Notes to be due and payable immediately.

Repurchases

In July 2021, the Company commenced a debt buyback program to repurchase senior secured indebtedness, which is ongoing. During the three and nine months ended September 30, 2022, we repurchased $15.0 million principal amount of the 2026 Notes for a net cash consideration of $4.7 million. The gain on early extinguishment of debt for the 2026 Notes during the three and nine months ended September 30, 2022 totaled $5.3 million and is inclusive of $5.0 million and $0.1 million write off of original issue discount and debt issuance costs, respectively.

During the nine months ended September 30, 2023, we repurchased $13.8 million principal amount of the 2023 Notes for a cash consideration of $4.4 million. The gain on early extinguishment of debt for the 2023 Notes during the nine months ended September 30, 2023 totaled $9.9 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the nine months ended September 30, 2023, we repurchased $15.1 million principal amount of the 2023 Term Loans for a cash consideration of $8.0 million. The gain on early extinguishment of debt for the 2023 Term Loans during the nine months ended September 30, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs.

BRCC Facility

On November 17, 2021, GP2 XCV, LLC, a subsidiary of the Company (“GP2 XCV”), entered into a borrowing facility with B. Riley Commercial Capital, LLC (which was subsequently assigned to BRF Finance Co., LLC (“BRF Finance”)) pursuant to which the Company was able to borrow an original principal amount of $75.0 million, which was later increased to $115.0 million as of December 7, 2021 (as the same may be amended from time to time, the “BRCC Term Loan”). On March 31, 2022, GP2 XCV and B. Riley Commercial Capital, LLC amended this facility to permit GP2 XCV to borrow up to $51.0 million under a separate revolving loan (the “BRCC Revolver”, collectively with the BRCC Term Loan, the “BRCC Facility”).

The BRCC Facility is secured by a lien on all the assets of GP2 XCV and by a pledge of the equity of GP2 XCV. GP2 XCV is a bankruptcy-remote entity and as such its assets are not available to other creditors of the Company or any of its subsidiaries other than GP2 XCV. Interest under the BRCC Facility accrues at a rate of 11.5% per annum (13.5% per annum default rate) and is payable quarterly on the last business day of each March, June, September and December. The purpose of BRCC Term Loan was to fund certain repurchases of the secured indebtedness and to provide funding for certain debt exchange transactions. The purpose of BRCC Revolver is to fund general corporate purposes.

During the nine months ended September 30, 2023, we borrowed $9.6 million of principal amount under the BRCC Revolver. During the nine months ended September 30, 2023, we repaid $48.5 million and $3.7 million of outstanding principal amount under the BRCC Term Loan and the BRCC Revolver, respectively along with $1.6 million of exit fees on the BRCC Term Loan. The exit fees paid on the prepayment of the BRCC Term Loan were treated as a debt extinguishment cost under ASC 470-50 and reported within debt modification and extinguishment costs (gain), net in our condensed consolidated statements of operations. The BRCC Facility matured on June 10, 2023. As of September 30, 2023, the Company had fully repaid the outstanding balances under the BRCC Term Loan. As of September 30, 2023, there were borrowings of $25.9 million outstanding under the BRCC Revolver. The outstanding principal amount under the BRCC Revolver is payable in eleven (11) monthly installments of $2.0 million commencing October 31, 2023, with the remaining outstanding principal balance of $3.9 million payable on September 30, 2024.

Senior Secured Term Loan

On July 11, 2023, Exela Intermediate LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company, entered into a financing agreement with certain lenders and Blue Torch Finance LLC, as administrative agent, pursuant to which the lenders extended a term loan of principal amount of $40.0 million (“Senior Secured Term Loan”). On the same date, the Company used proceeds of this term loan and cash on hand to repay its outstanding 2023 Notes and 2023 Term Loans.

The Senior Secured Term Loan shall be, at the option of the Company, either a Reference Rate Loan, or a SOFR Rate Loan. Each portion of the Senior Secured Term Loan that is a Reference Rate Loan bears interest on the principal amount outstanding from the date of the Senior Secured Term Loan until repaid, at a rate per annum equal to the Reference Rate plus the Applicable Margin. “Reference Rate” for any period means the greatest of (i) 4.00% per annum, (ii) the federal funds rate plus 0.50% per annum, (iii) the Adjusted Term SOFR (which rate shall be calculated based upon an interest period of 1 month and shall be determined on a daily basis) plus 1.00% per annum, and (iv) the rate last quoted by the Wall Street Journal as the "Prime Rate" in the United States. “Applicable Margin,” with respect to the interest rate of (a) any Reference Rate Loan is 10.39% per annum, and (b) any SOFR Rate Loan is 11.39% per annum. SOFR Rate Loan shall bear interest on the principal amount outstanding, at a rate per annum equal to the Adjusted Term SOFR rate for the Interest Period in effect for the Term Loan plus Applicable Margin. “Adjusted Term SOFR” means the rate per annum equal to Term SOFR for such calculation, plus 0.26161%. “Term SOFR,” for calculation with respect to a SOFR Rate Loan, is the per annum forward-looking term rate based on secured overnight financing rate for a tenor comparable to the applicable interest period on the day that is two business days prior to the first day of such interest period. However, with respect to a Reference Rate Loan, “Term SOFR” means the per annum forward-looking term rate based on secured overnight financing rate for a tenor of three months on the day that is two business days prior to such day. If Term SOFR as so determined shall ever be less than 4.00%, then Term SOFR shall be deemed to be 4.00%.

The Company may, at any time, elect to have interest on all or a portion of the loans be charged at a rate of interest based upon Term SOFR (the “SOFR Option”) by notifying the administrative agent at least 3 business days. Such notice needs to be provided in the case of the continuation of a SOFR Rate Loan as a SOFR Rate Loan on the last day of the then current interest period. The Company shall have not more than 5 SOFR Rate Loans in effect at any given time, and only may exercise the SOFR Option for SOFR Rate Loans of at least $500,000 and integral multiples of $100,000 in excess thereof.

The outstanding principal amount of the Senior Secured Term Loan shall be repaid in eleven (11) equal quarterly installments of $0.5 million commencing December 31, 2023, with the remaining outstanding principal amount of $34.5 million payable at maturity along with accrued and unpaid interest. The maturity date of the Senior Secured Term Loan shall be the earlier of July 11, 2026 and the date that is 91 days prior to the earliest maturity of any of the New Notes or the 2026 Notes (after giving effect to any refinancing indebtedness).

The Company may, at any time, prepay the principal of the Senior Secured Term Loan. Each prepayment shall be accompanied by the payment of accrued interest and the applicable premium, if any. Each prepayment shall be applied against the remaining installments of principal due on the Senior Secured Term Loan in the inverse order of maturity. The applicable premium shall be payable in the form of a make-whole amount if prepayment is made within one year of the borrowing date (the “First Period”). If optional prepayment is made between after the year one anniversary of the borrowing date to the date of two-year anniversary (the “Second Period”), the applicable premium shall be an amount equal to 1% times the amount of the principal amount of the Senior Secured Term Loan being paid on such date. The applicable premium shall be zero in case of prepayment after the date of two-year anniversary of the borrowing date. Further, during the Second Period, if the prepayment is because of an event of default or termination of contract for any reason, the applicable premium shall be 1% times the aggregate principal amount of the Senior Secured Term Loan outstanding on such date.

Securitization Facility

On December 17, 2020, certain subsidiaries of the Company entered into a $145.0 million securitization facility with a five year term (the “Securitization Facility”) with certain lenders and Alter Domus (US), LLC, as administrative agent (the “Securitization Administrative Agent”). The Securitization Facility provided for an initial funding of approximately $92.0 million supported by receivables, and, subject to contribution, a further funding of approximately $53.0 million to be supported by inventory and intellectual property. On December 17, 2020, Exela Receivables 3, LLC (the “Securitization Borrower”) made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay $83.0 million of the aggregate outstanding principal amount of loans as of December 17, 2020 under a previous $160.0 million accounts receivable securitization facility (“A/R Facility”) and used the remaining proceeds for general corporate purposes. On April 11, 2021, the Company amended the Securitization Facility to, among other things, extend the period during which the Company could access the approximately $53.0 million in additional borrowings upon the contribution of inventory and intellectual property to support the borrowing base from April 10, 2021 to September 30, 2021.

The Securitization Borrower, Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE,” and together with the Securitizatin Borrower, the “SPEs”), the Company, and certain of our operating subsidiaries that agreed to sell receivables in connection with the Securitization

Facillity (the “Securitization Originators”) provided customary representations and covenants under the agreements underlying the Securitization Factility. The Securitization Facility identified certain events of default upon the occurrence of which the Securitization Administrative Agent may declare the facility’s termination date to have occurred and declare the outstanding Securitization Loan and all other obligations of the Securitization Borrower to be immediately due and payable, however the Securitization Facility does not include an ongoing liquidity covenant like the A/R Facility and aligns reporting obligations with the Company’s other material indebtedness agreements.

The Securitization Borrower and Securitization Parent SPE were formed in December 2020, and are consolidated into the Company’s financial statements. The Securitization Borrower and Securitization Parent SPE are bankruptcy remote entities and as such their assets are not available to creditors of the Company or any of its subsidiaries. Each loan under the Securitization Facility bore interest on the unpaid principal amount as follows: (i) if a Base Rate Loan, at a rate per annum equal to (x) the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 0.50% and (c) the Adjusted LIBOR Rate (as defined in the Securitization Loan Agreement) plus 1.00%, plus (y) 8.75%; or (ii) if a LIBOR Rate Loan, at the Adjusted LIBOR Rate plus 9.75%.

On June 17, 2022, the Company repaid in full the approximately $91.9 million principal amount of loans outstanding under the Securitization Facility, triggered a prepayment premium of $2.7 million and a required payment of approximately $0.5 million and $1.3 million in respect of accrued interest and fees, respectively. All obligations under the Securitization Facility (other than contingent indemnification obligations that expressly survive termination) terminated upon repayment. The Securitization Facility was replaced by the Amended Receivables Purchase Agreement and related agreements described below.

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (as amended, the “Amended Receivables Purchase Agreement”) under the Securitization Facility among certain of the Company’s subsidiaries, the SPEs and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the Securitization Facility such that the SPEs may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable, because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company, the Securitization Originators, or any other relevant subsidiaries.

On June 17, 2022, the Company sold $85.0 million of its accounts receivable and used the whole proceeds from this sale to repay part of the $91.9 million borrowings under the Securitization Facility (as discussed above). These sales were transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s condensed consolidated balance sheet. The Company de-recognized $408.9 million of accounts receivable under this agreement during the year ended December 31, 2022. The amount remitted to the Purchasers during fiscal year 2022 was $308.7 million. The Company de-recognized $119.3 million and $382.2 million of accounts receivable under this agreement during the three and nine months ended September 30, 2023, respectively. The amount remitted to the Purchasers during the three and nine months ended September 30, 2023 was $119.0 million and $385.5 million, respectively. Unsold accounts receivable of $47.1 million and $46.5 million were pledged by the SPEs as collateral to the Purchasers as of September 30, 2023 and December 31, 2022, respectively. These pledged accounts receivables are included in accounts receivable, net in the condensed consolidated balance sheets. The program resulted in a pre-tax loss of $2.0 million and $5.9 million for the three and nine months ended September 30, 2023, respectively.

Second Lien Note

On February 27, 2023, the SPEs and B. Riley Commercial Capital, LLC entered into a new Secured Promissory Note (which was subsequently assigned to BRF Finance) pursuant to which B. Riley Commercial Capital, LLC agreed to lend up to $35.0 million secured by a second lien pledge of the Securitization Borrower (the “Second Lien Note”). The Second Lien Note is scheduled to mature on June 17, 2025 and bears interest at a per annum rate of one-month Term SOFR plus 7.5%. The SPEs are party to the Amended Receivables Purchase Agreement, thus the transactions necessitated amendments to that agreement and related documents to permit the addition of subordinated debt and additional borrowing capacity into that transaction structure, in addition to providing for a $5.0 million fee to the lenders for facilitating the transaction. In connection with the above-described facility, we also amended the BRCC Term Loan and BRCC Revolver to provide for $9.6 million of borrowing capacity, which was drawn as described above.

As of September 30, 2023, there were borrowings of $31.5 million outstanding under the Second Lien Note payable at maturity.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

At September 30, 2023, we had $969.1 million of principal amount of debt outstanding, with a weighted average interest rate of 11.7%. Interest is calculated under the terms of our credit agreements based on the greatest of certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the principal amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $9.7 million per year.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Executive Chairman and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Executive Chairman and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting that are described in the 2022 Form 10-K.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our Executive Chairman and Interim Chief Financial Officer, has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this quarterly report, in conformity with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Class Action

On March 23, 2020, the Plaintiff, Bo Shen, filed a putative class action against the Company, Ronald Cogburn, the Company’s former Chief Executive Officer, and James Reynolds, the Company’s former Chief Financial Officer and current member of the Board. Plaintiff claims to have been a holder of 4,000 shares of Company stock, purchased on October 4, 2019 at $1.34/share (in the case of the number of shares and share price without adjusting for any of the reverse stock splits occurring after that date). Plaintiff asserts two claims covering the purported class period of March 16, 2018 to March 16, 2020: (1) a violation of Section 10(b) and Rule 10b-5 of the Exchange Act against all defendants; and (2) a violation of Section 20(a) of the Exchange Act against Mr. Cogburn and Mr. Reynolds. The allegations stem from the Company’s press release, dated March 16, 2020 (announcing the postponement of the earnings call and delay in filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019), and press release and related SEC filings, dated March 17, 2020 (announcing its intent to restate its financial statements for 2017, 2018 and interim periods through September 30, 2019) and certain other matters. On July 27, 2023, the parties submitted a settlement agreement to the Court that, if approved, will result in the dismissal of the action with prejudice in exchange for a settlement payment of $5.0 million, which the Company anticipates will be funded by the Company’s insurance carrier to the extent the payment exceeds any remaining deductible under the applicable insurance policy. The settlement agreement was preliminary approved by the Court on August 21, 2023 and the final approval hearing took place on December 7, 2023. The court granted the settlement in full and entered a final judgment of dismissal and final orders approving the plan of allocation and plaintiffs’ attorneys’ fee award, which will be paid entirely out of the existing settlement fund.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities.

On August 10, 2022, the Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company was authorized to repurchase, from time to time, up to 50,000 shares of the Common Stock over a two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Common Stock, general business and market conditions and other investment considerations and factors. No shares were repurchased under the 2022 Share Buyback Program during the nine months ended September 30, 2023. As of September 30, 2023, we had repurchased and concurrently retired a total of 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program.

Share repurchase activity during the three months ended September 30, 2023 was as follows::

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
		Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
July 1 – July 31, 2023	—	$—	1,787	48,213
August 1 – August 31, 2023	—	—	1,787	48,213
September 1 – September 30, 2023	—	$—	1,787	48,213
Total	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Restated Certificate of Incorporation, dated July 12, 2017. (1)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective January 25, 2021. (2)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective July 25, 2022. (6)
3.4	Third Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective May 12, 2023. (4)
3.5	Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock. (1)
3.6	Certificate of Decrease of Series A Perpetual Convertible Preferred Stock. (3)
3.7	Certificate of Designations, Preferences, Rights and Limitations of Series B Cumulative Convertible Perpetual Preferred Stock, dated March 10, 2022. (5)
3.8	Certificate of Increase of Authorized Number of Shares of Series B Cumulative Convertible Perpetual Preferred Stock of Exela Technologies, Inc., effective July 25, 2022. (6)
3.9	Certificate of Decrease of Series B Perpetual Convertible Preferred Stock. (7)
3.1	Certificate of Designations, Preferences, Rights and Limitations of Tandem Preferred Stock. (3)
3.11	Certificate of Increase of Authorized Number of Shares of Tandem Preferred Stock of Exela Technologies, Inc., effective July 25, 2022. (6)
3.12	Certificate of Decrease of Tandem Preferred Stock. (7)
3.13	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock. (3)
3.14	Certificate of Elimination of Special Voting Preferred Stock of Exela Technologies, Inc., effective July 25, 2022. (6)
3.15	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock. (7)
3.16	Certificate of Elimination of Special Voting Preferred Stock of Exela Technologies, Inc., effective May 12, 2023. (4)
3.17	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock. (8)
4.1

Indenture, dated as of July 11, 2023, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee. (9)

4.2

Seventh Supplemental Indenture, dated as of July 11, 2023, by and among Exela Intermediate LLC, Exela Finance Inc., U.S. Bank Trust Company, National Association, as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent. (9)

10.1	Subscription, Voting and Redemption Agreement, dated as of October 9, 2023, by and between Exela Technologies, Inc. and GP-HGM LLC. (8)
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

32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2**	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

* Filed herewith.

** Furnished herewith.

(1)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 18, 2017.
(2)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on January 25, 2021.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 19, 2022.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 12, 2023.
(5)	Incorporated by reference from Exhibit (a)(1)(N) to Amendment No. 11 to Schedule TO, filed by the Company with the Securities and Exchange Commission on March 11, 2022.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 26, 2022.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 13, 2023.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 10, 2023.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 17, 2023.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of January 2024.

EXELA TECHNOLOGIES, INC.

By:	/s/ Par Chadha
Par Chadha
Executive Chairman (Principal Executive Officer)

By:	/s/ Matthew T. Brown
Matthew T. Brown
Interim Chief Financial Officer (Principal Financial and Accounting Officer)