Form 10-K
period 2023-12-31
Exela Technologies, Inc.
filed 2024-04-03
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which such voting common equity was last sold as of June 30, 2023, was approximately $29,598,891 (based on a closing price of $4.65).

As of April 2, 2024, the Registrant had 6,365,351 shares of common stock outstanding.

____________________________________

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2023.

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

DEFINED TERMS

In this Annual Report, we use the terms “Company”, “we”, “us”, or “our” to refer to Exela Technologies, Inc. and its consolidated subsidiaries, and where applicable, our predecessors SourceHOV and Novitex prior to the closing of the Novitex Business Combination. Following is a glossary of other abbreviations and acronyms that are found in this Annual Report.

“Appraisal Action” means the petition for appraisal pursuant to 8 Del. C. § 262 in the Delaware Court of Chancery, captioned Manichaean Capital, LLC, et al. v. SourceHOV Holdings, Inc., C.A. No. 2017 0673 JRS. (pursuant to which former stockholders of SourceHOV sought, among other things, a determination of the fair value of their 10,304 SourceHOV shares at the time of the Novitex Business Combination).

“BPA” means business process automation.

“BPO” means business process outsourcing.

“Common Stock” means the common stock of Exela Technologies, Inc., par value $0.0001.

“EIM” means enterprise information management.

“EMEA” means Europe, Middle East, and Africa geographical region.

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

PART I

ITEM 1.   BUSINESS

Exela is a business process automation leader, leveraging a global footprint and proprietary technology to provide digital transformation solutions enhancing quality, productivity, and end-user experience. By connecting data through user friendly software platforms and solutions, we enable our employees with business process management and help accelerate our customers’ digital transformation. We have decades of expertise earned from serving many of the world’s largest enterprises, including over 60% of the Fortune® 100 and in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. For the fiscal year ended December 31, 2023, we generated $1.06 billion of revenue from over 4,000 customers throughout the world.

Our solutions and services touch multiple elements within a customer’s organization. We use a global delivery model and primarily host solutions in our data centers, on the cloud, or directly from our customers’ premises. As of December 31, 2023, half of our approximately 14,100 employees in 20 countries operate remotely, and the remainder operate from our business facilities or are co-located at our customers’ facilities. Our solutions are location agnostic, and we believe the combination of our hybrid hosted solutions and global work force in the Americas, EMEA and Asia offers a meaningful differentiation to the industries we serve and services we provide.

XHCM

John Smith
Manager

- Virtual Badge Swipe
- Employee Records
- Advanced Ticketing Solution
- Performance Assessment
- Collaborative Workflow Management
- Travel & Expense Managenet
- Procurement Management
- Learning & Development
- Organization Charts
- Data Visualization And Reporting Automation
- Complaint Management & Customer Engagement
- Digital Signature Solution
- Background Verification
- Ticket Management System
- SalesForce
- Member Enrollment
- Case Management
- Contract Database Management
- Applicant Tracking
- Pluggedin
- Exelarate
- Performance
- Enterprise Content Management
- Employee Induction
- AI-Powered Digital Mail Management
- AI-Powered AR/AP Automation
- Mass Emailing Tool

Above is an example of on-demand access to multi-factor authentication available to one of our employees working from anywhere. A similar portal is available to our customers for showing contracted for services.

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
Recruit-to-Retire
Legal
Enterprise Legal Management
F&A
Procure-to-Pay
Order-to-Cash
Industry Solutions
Banking Solutions
Insurance Solutions
Healthcare Solutions
Public Sector Solutions

Our Solutions and Services

We are a leading, global provider in the Business Process Management (“BPM”) industry. Our digital foundation has been shaped to deliver outsourced solutions for current and evolving customer needs. Specifically, our seven-layer technology stack enables easier integration to build digital bridges over broken processes. We derive all our revenue from BPM, including approximately $94.0 million (8.8% of total revenues) in 2023 from our digital assets group (“DAG”).

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

Our BPM solutions have expanded to include a suite of Work from Anywhere (“WFA”) applications to support a remote workforce with enterprise software for connectivity and productivity. Our current BPM solutions are grouped as follows:

◾	Finance & Accounting Services, including Procure-to-Pay, Order-to-Cash, Record-to-Report, FP&A and Expense Management
◾	Payment Technologies and Services
◾	Human Capital Management

◾	Healthcare Payers and Revenue Cycle Management (RCM)
◾	WFA Solutions
◾	Enterprise Information Management
◾	Integrated Communications and Marketing Automation Solutions
◾	Contact Center Services
◾	Reaktr.ai Solutions for Cyber security, Data Modernization and Cloud management, and generative AI
◾	Digital Storefront Solutions for Enterprise Customers

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

Integrated Communications and Marketing Automation Solutions

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

Exela Smart Office

In the second half of 2019, we launched a group of solutions that complement our existing offerings, labeled Exela Smart Office℠ (“Smart Office”). Smart Office seeks to improve employee and visitor experiences while optimizing facility management efficiency thereby contributing towards corporate sustainability standards. Smart Office is our enterprise IoT, which helps transform the front-office, energy and facilities management, logistics and fulfillment for our customers, and provides on-demand services with connected devices to facilitate green initiatives, and reduce waste. For example, our space management software uses sensors to detect facility utilization, which enables optimized space and energy usage and provides mobile workers directions to available work spaces, while our Contactless Entry and Exit (“CEE”) and lobby kiosk can be deployed to regulate facility access and track employee activities with automated time sheets. Our FYI platform connects our customers’ employees with AI assisted digital help desk channels across departments and a federated search forum to quickly explore related topics and discussions. Our Intelligent Lockers are available for visitor day storage of luggage and to provide a secure chain of custody for parcels and mail for employees using our hosted shipping and receiving tools. In June 2023, we sold our high-speed scanner business which accounted for approximately 1% of our 2022 revenue.

Human Capital Management (“HCM”)

We have on-boarded all of our employees to our proprietary human capital management platform, HCM. This platform integrates with our existing offerings and is designed to help an enterprise and its employees manage the data and processes relevant to the entire employment lifecycle from recruitment to retirement. By providing digital management and data tracking for human capital, we enable reduction in administrative overhead and enhanced management of human capital productivity while improving the overall experience. Our human capital management platform is available for sale. HCM has been supplemented by our human resource outsourcing solution, Exela HRS, launched in 2021. Exela HRS includes services such as recruitment, payroll and benefits administration, offered to SMBs and enterprises. Exela’s learning management platform, LYNX, launched as a SaaS offering in 2022.

Industry Specific Services and Solutions

While the above-described solutions and services can be leveraged across industries, over the years we have also developed services and solutions for specific industries which help our customers around the world better manage their liquidity. The most significant are summarized below.

Banking and Financial Industry Solutions and Services

Our banking and financial solutions consist of payment, mortgage, enrollment, lending and loan management, governance and information management solutions and accounted for approximately 24% of 2023 revenue. Exela’s payment operations and treasury management solutions are designed to improve digital engagement and transaction speed and compliance. We also provide mobile and remote deposit technologies to our banking and financial services customers.

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

Healthcare Industry Solutions and Services for Insurance Companies and Healthcare Providers

Exela’s healthcare industry customers include commercial and government sponsored healthcare plans, hospital networks and university hospital systems and large medical distribution systems and pharmacy networks, and accounted for approximately 26% of total revenues in 2023. We serve our customers using our proprietary technology and for some customers combined with their systems.

We bundle our core solutions and services with a suite of healthcare payer and provider specific services such as end-to-end revenue cycle management (RCM), including revenue integrity solutions, enrollments and credentialing, claims processing, adjudication, and payment operations. We specialize in simplifying complex transactions that require multiple layers of validation, supporting document digitization, reconciliation, and management of exceptions.

In 2020, the Company launched a cloud-based claims processing gateway for the healthcare industry. The platform – PCH Global – enables healthcare providers (physicians and other healthcare practitioners) to streamline submission of healthcare claims, and enables payers (health insurers) to more efficiently process claims and related payments. The real benefit of the platform is the expected reduction in claim denials, faster processing of payments to providers, and ultimately, a better healthcare experience for patients. Acting as a central hub, PCH Global streamlines the paper claims process efficiently across the healthcare ecosystem, while also providing a complete digital payment infrastructure. These innovative services directly address two of the most costly and time-consuming aspects of managing healthcare claims.

PCH Global leverages its distributed architecture to integrate Exela’s multiple industry offerings, including two industry leading edit engines to enable cleaner claims at point of service, reducing the risk of denial and delay. Along with processing and application of payments, the healthcare analytics feature generates insights, enabling further actions and process improvement. The platform also incorporates revenue integrity, denial and appeals management. Currently, PCH Global processes approximately 900,000 claims per day under this ecosystem and is available for deployment in various business models including SaaS and BpaaS.

Insurance Industry Solutions and Services

Exela offers a suite of insurance industry solutions aimed at providing digital engagements and rapid integration of disparate systems and silos. Our insurance industry solutions accounted for approximately 8% of total revenues in

2023. We provide applications and services to facilitate automation and digital transformation for underwriting and enrollments, premium payments, claims submission, first notification of loss, fraud, waste & abuse monitoring and integrated communications. Our solutions are aimed at improving the customer experience by providing digital pathways and transparency with web portals and integrated communications, while helping to improve quality and risk management.

Public Sector

We provide technology and solutions to public sector customers. Our public sector solutions accounted for approximately 10% of total revenues in 2023. Our mission is to help our public sector customers with their digital journey and meet their objectives of better serving the public. Exela solutions are primarily deployed across pension benefits and administration, tax return processing, payment operations, inter-agency information management and communications with citizens and employees of government institutions.

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

Commercial, Tech, Manufacturing, Telecommunication, Utilities, Pharma, Life Sciences and Legal Industries Solutions and Services

For the commercial, technology, manufacturing, telecommunication, utilities, pharma, life sciences and legal industries, we primarily provide multi-industry solutions described earlier. For 2023, our commercial industry revenue accounted for approximately 6% of total revenues, our revenues from the technology and manufacturing industry accounted for approximately 6%, our telecommunication and utilities industry revenue accounted for approximately 4% of total revenues, our pharma and life sciences industry revenue accounted for approximately 2% of total revenues, while our revenue from the legal industry accounted for approximately 5%.

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

Cyber Security, Data Modernization and Cloud Management, and Generative AI

In January 2024, Exela announced the formation of Reaktr.ai, a business unit aimed at addressing the evolving needs of our clients in the cyber security, data modernization and cloud management, and generative AI spaces. With the constant threat of cybersecurity attacks, our clients’ operations are in need of robust fortification. Digital transformation is a broad subject, however all digital transformations have a common denominator, which is data modernization. Our data modernization solutions enable clients’ data to be cloud ready. In cases where clients are cloud ready, Reaktr.ai is able to advise on the right solutions and to undertake the transition and subsequent management of the digital data. All of these solutions are complemented by AI-powered platforms that supplement operations which we believe provides a competitive edge.

Overview of Revenues

We provide services to our customers on a global basis. In 2023, our revenues by geography were as follows: $877.3 million in the United States (82.4% of total revenues), $166.6 million in EMEA (15.7% of total revenues), and $20.3 million from the rest of the world (1.9% of total revenues). We present additional geographical financial information in Note 19 – Segment and Geographic Area Information within our consolidated financial statements.

Our business consists of three reportable segments:

●	Information and Transaction Processing Solutions ("ITPS"). Our largest segment, ITPS, spans across wide range of our solutions and services designed to aid businesses in information capture, processing, decisioning and distribution to customers primarily in the financial services, commercial, public sector and legal industries. The ITPS segment is our largest segment, with $732.3 million of revenues for the fiscal year ended December 31, 2023, representing 68.8% of our revenues. We generate ITPS revenues primarily from a transaction-based pricing model for the various types of volumes processed, licensing and maintenance fees for technology sales, and a mix of fixed management fee and transactional revenue for document logistics and location services.
●	Healthcare Solutions ("HS"). HS segment includes our outsourcing business specializing in both the healthcare provider and payer markets. The HS segment generated $251.4 million of revenues for the fiscal year ended December 31, 2023, representing 23.6% of our revenues. We generate HS revenues primarily from a transaction-based pricing model for the various types of volumes processed for healthcare payers and providers.
●	Legal & Loss Prevention Services ("LLPS"). Our LLPS segment includes a broad array of our support services in connection with class action settlement administration, claims adjudication, labor, employment and other legal matters. The LLPS segment generated $80.4 million of revenues for the fiscal year ended December 31, 2023, representing 7.6% of our revenues. We generate LLPS revenues primarily based on time and materials pricing as well as through transactional services priced on a per item basis.

Additional financial information for our three business segments is included in Note 19 – Segment and Geographic Area Information within our consolidated financial statements.

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

On November 12, 2019 we announced that our Board of Directors (the “Board”) had adopted a debt reduction and liquidity improvement initiative (“Initiative”), the main goals of which was to increase the Company’s liquidity by $125 to $150 million and to reduce debt by $150 to $200 million in the subsequent two years. The Initiative was part of a strategic priority to position the Company for long-term success and increased stockholder value. As part of the Initiative, certain subsidiaries of the Company entered into accounts receivable securitization facilities during 2020 and we consummated the sale of our tax benefits consulting group in March 2020 and our physical records storage and logistics business in July 2020. The Company has continued to pursue the goals of the Initiative including through the sale of non-core assets that are not central to the Company’s long-term strategic vision and engaging in transactions to reduce indebtedness and enhance liquidity:

• In fiscal year 2021 by:

●	Raising $407 million of gross equity capital;
●	Reducing total long-term debt by $454 million;
●	Settling the Appraisal Action.

• In fiscal year 2022 by:

●	Raising additional $276 million of gross equity capital;
●	Extinguishing its long-term debt maturing in 2022;
●	Fully paying off the Appraisal Action; and
●	Paying off securitization facilities and switching over to an off-balance sheet AR securitization facility with PNC.

• In fiscal year 2023 by:

●	Issuing approximately $764.8 million aggregate principal amount of new notes in exchange for $956.0 million aggregate principal amount of existing 2026 notes;
●	Executing a $40.0 million financing agreement and using the proceeds to repay existing debt;
●	Fully discharging $48.4 million of outstanding principal amount of senior secured term loans scheduled to mature on July 12, 2023;
●	Fully repaying $9.0 million of outstanding principal amount of the Company’s notes due 2023;
●	Completing the sale of its high-speed scanner business on June 8, 2023 for a purchase price of approximately $30.1 million, subject to final working capital adjustments (the Company may also receive additional cash consideration upon the future occurrence of certain earn out events described in the sales agreement); and
●	Completing the merger of its European business with CF Acquisition Corp. VIII (“CFFE”).

On November 29, 2023, the Company completed the merger of its European business with CFFE. The combined company now operates as XBP Europe Holdings, Inc. (“XBP Europe”), a pan-European integrator of bills, payments and related solutions seeking to enable digital transformation of its more than 2,000 clients. Following the closing of the transaction the Company owns 72.3% of the outstanding capital stock of the combined company. The shares and warrants of XBP Europe are listed on the Nasdaq Stock Market under the ticker symbols “XBP” and “XBPEW,” respectively.

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

See diagram of 7 layers of solutions below:

Desktop
EDI
Web
Mobile
ERPs
Industry Platforms and Networks
Digital Mailroom
Email/Fax
EDI
Web Portal
Mail
Front-End Software (B2B/B2C/SaaS)
DigitalNow® End-to-End Process
Platform Integrations
Process Components
Intelligent Workflow Automation
Information Management
Data Fabric
7
6
5
4
3
2
1

●	Expand relationships with existing customers. We intend to continue aggressively pursuing cross-selling and up-selling opportunities within our existing customer base. With an existing base of over 4,000 customers, we believe we have meaningful opportunities to offer a bundled suite of services and be a "one-stop-shop" for our customers' information and transaction processing needs. Our sales force is organized on an industry basis and utilizes solutions and relationships to better serve our customers across all levels of their organizations. As an example, we now offer a full suite of healthcare-focused solutions by bundling enrollments, policy and plan management, claims processing, audit and recovery services, payment solutions, integrated accounts payable and receivable, medical records management, and unified communication services for payers and providers.
●	Expand XBP network of buyers and suppliers. The hundreds of millions of transactions we process globally present a significant opportunity to seamlessly connect all stakeholders with improved experience, lower cost, and value-added services. We intend to expand the scope and scale of services we offer to our customers by leveraging the integration value our existing network provides as we endeavor to further connect buyers and suppliers to communicate and transact digitally.
●	XBP for ERP Consolidation. Managing multiple ERPs presents complex challenges, from integration hurdles to cash flow management issues. We offer a cost-effective solution, seamlessly integrating existing ERPs with our XBP platform. With expert guidance and data-driven insights, we centralize and standardize finance functions for our customers, covering Accounts Payable, Accounts Receivable, General Accounting, and Financial Reporting. Through best practices, automation, and AI, we elevate shared services, streamlining operations for optimal performance.
●	Reaktr.ai - Taking the AI Plunge. Reaktr.AI was created as a direct result of the needs of our clients to fortify their operations and help them accelerate their digital transformation by serving as their data modernization and cloud migration partner, all of which are complemented by AI powered platforms. We have begun our outreach to clients and have commenced the investment cycle needed to make this a core offering.

●	Leverage BPA suite across on-site services. Approximately 2,490 of our employees currently work at customers in an on-site capacity. We believe this on-site presence is a competitive differentiator and a valuable asset as we pursue future growth opportunities. We have been deploying our BPA software across these customer locations, and we believe that by offering our customers enhanced productivity and quality through our onsite employees, we will continue to create additional opportunities to expand our footprint and wallet share across their organization. For example, in customers where we provide underwriting support and claims processing, we can enable our onsite employees to accelerate the aggregation and analysis of datasets while also increasing accuracy and automatically flagging deficiencies using our software. By enhancing the productivity and quality of our onsite employees, we believe we will increase the demand from our customers to replicate our processes across their organization, bolstering our cross-sell/up-sell initiatives. By having our BPA suite already approved and deployed within existing onsite engagements, we believe our ability to expand into new lines of business will be streamlined and accelerated.
●	Work-from-Anywhere (WFA) enablement – We believe the modern workforce will become more globalized, dynamic and distributed, demanding applications that support digital workflows, remote connectivity, productivity optimization and flexible facilities. We plan to continue expanding our WFA suite of enterprise and SMB software such as DMR, Drysign, Exela Remote Notarization and LYNX to meet the evolving needs of our customers and their employees.
●	Pursue new customer opportunities. We plan to continue to develop new long-term, strategic customer relationships, especially where we have an opportunity to deliver a wide range of our capabilities and can have a meaningful impact on our customers' business outcomes. For example, we plan to dedicate resources within the legal industry in order to pursue opportunities in e-discovery and contract management services.
●	Develop additional process capabilities and industry expertise. We will focus on developing additional process capabilities and market expertise for our core industries. We will continue to invest in technology and innovation that will accelerate the build-out of our portfolio of next-generation solutions, such as platform-based descriptive and predictive analytics services for processing flows of "Big Data" to help customers gain better insight into their processes and businesses. As an example, on behalf of our customers, we are deploying Big Data automation platforms to analyze individual consumer behavior and interaction patterns to identify opportunities for revenue enhancement and loss prevention, and configure optimal outreach campaigns to drive sales, loyalty, and profitability.
●	Pursue meaningful cost synergy opportunities, make strategic investments, reposition services and accelerate long-term profitability. We adopted the work from anywhere model since 2021 to provide a safe place for our employee's and maintain compliance with the needs of our customers. We adapted to this hybrid model leveraging hyper automation and remote working platforms hosted in the cloud. This has enabled us to pursue savings in facilities as we need less space with fewer employees working from the office. We continue to consolidate production platforms into smaller number of platforms leading to higher utilization and lower maintenance costs of platforms. Also, we continue to pursue renegotiation of our customer contracts to adjust to current cost of living adjustments as wage inflation in the past had impacted us adversely. We also invested in building a center of excellence for some services. Finance and accounting outsourcing is one such service, which we have built out not only to serve our needs but also enables us to offer an expanded bundle of services to our customers. Another example is reorganization of our cyber security, AI solutions, data modernization, IT and networks with additional investments branded as Reactr.AI.

We also reengineered processes to leverage our cloud and technology investments in mail rooms, digital exchange and public sector with a combination of AI solutions and the introduction of new digital imaging solutions built around scale hyper automation and work from anywhere cloud hosted platforms. To position the Company for growth and long-term profitability, we are investing in many key areas for example, business development, technology, new service offerings, sales functions and our finance organization to expand our pool of experienced and talented managers and execution bandwidth.

●	Capitalize on our enhanced scale and operating capacity. We intend to continue to utilize our global scale and brand recognition to strengthen our ability to bid on new opportunities. We plan to dedicate more resources to pursue whitespace coverage to expand our range of service offerings and pursue additional cross-selling opportunities. We will also look to use our increased scale and operations expertise to improve utilization of our assets.

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

Our solutions reach a majority of US population

We maintain a strong mix of diversified customers with low customer concentration. No customer accounts for more than 10% of 2023 revenue. The diversity of our customer base has contributed to the stability and predictability of our revenue streams and cash flows even as we face macroeconomic headwinds. We have been able to effectively balance our customer mix and reduce dependency on any single customer or vertical by penetrating a diverse set of end markets.

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

Our seven-layer technology model requires us to continue to harness our capabilities in each layer and the ultimate measure of success will be how many customers are in each layer. We believe that a greater customer concentration in the top layers will reflect the success of our R&D strategy. Additional financial information regarding our R&D expense is included in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies within our consolidated financial statements.

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

There has been increased public attention regarding the use of personal information and data transfer, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy laws in the U.S., the European Union (“E.U”) and elsewhere could impact our processing of personal information of our employees and on behalf of our customers. In the E.U. the comprehensive General Data Privacy Regulation (the "GDPR") went into effect in May 2018. The GDPR has introduced significant privacy-related changes for companies operating both in and outside the EU. In the U.S., California has adopted the California Consumer Privacy Act, which went into effect on January 1, 2020, and several states have adopted or are considering adopting similar laws imposing obligations regarding the handling of personal information. While we believe that we are compliant with our regulatory responsibilities, information security threats continue to evolve resulting in increased risk and exposure. In addition, legislation, regulation, litigation, court rulings, or other events could expose us to increased costs, liability, and possible damage to our reputation.

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

As of December 31, 2023, we had approximately 14,100 total employees, of which approximately 450 are part-time employees. We have a global workforce with approximately half of our employees located in Americas and EMEA, and the remainder located in India and the Philippines. Our employee count fluctuates from time to time based upon the timing and duration of our engagements. We consider our employees to be the foundation for our growth and success. As such, our future success as an organization depends in part on our ability to attract, train, retain, and motivate qualified personnel. We are also fully committed to developing and fostering a culture of diversity and inclusion, and understand that our ability to identify and hire talented individuals from all backgrounds and perspectives is key to our continued success.

●	Diversity and inclusion. We believe that a diverse workforce is critical to our success, and we continue to focus on the hiring, retention, and advancement of women and underrepresented populations. Our recent efforts have been focused in three areas: giving back and supporting the social issues impacting our communities and people, expanding our efforts to recruit and hire world-class diverse talent, and identifying strategic partners to accelerate our inclusion and diversity programs.
●	Compensation and benefits. We offer a complete set of benefits for our employees, including competitive base salaries and annual cash bonus opportunities, as well as comprehensive health benefits, retirement plans, and a generous time off policy. In addition, we have used targeted equity-based grants with vesting conditions to facilitate retention of personnel, particularly those with critical leadership skills and experience.
●	Health, safety, and wellness. Health, safety, and wellness. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible, and convenient health and wellness programs. These include benefits that provide protection and security so our people can have peace of mind concerning events that may require time away from work or that impact their financial well-being, benefits that support our people’s physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors, and benefits that offer choice, where possible, so our people can customize benefits to meet their needs and the needs of their families.
●	Talent development. We invest significant resources to develop the talent needed to continue to be a leader in our industry. We deliver numerous training opportunities, provide rotational assignment opportunities, have expanded our focus on continuous learning and development, and implemented industry leading methodologies to manage performance, provide feedback and develop talent. Our talent development programs provide employees with the resources they need to help achieve their career goals, build management skills and lead their organizations. We provide a series of employee workshops around the globe that support professional growth and development. Additionally, our manager and employee forum programs provide an ongoing opportunity for employees to practice and apply learning around conversations aligned with our annual review process. We leverage our proprietary learning management system LYNX to provide employees and leaders with quick access to learning resources that are personalized to the individual's development needs.
●	Building connections - with each other and our communities. We believe that building connections between our employees, their families, and our communities creates a more meaningful, fulfilling and enjoyable workplace. Our employees are passionate about many causes, so our corporate giving and volunteering programs support and encourage employees by engaging with those causes. We are active and involved members in the communities in which our employees live and work, and we promote a culture of volunteering and giving back. To support these efforts, exelashop.com offers an online portal where anyone can purchase eco-friendly and recycled Exela gear. All net proceeds from exelashop.com are donated to the #ExelaCares program. In coordination with exelashop.com, we also partnered with the Dian Fossey Gorilla fund to help fund conservation efforts, research, educational programs, and campus initiatives. We continued our efforts to support the Orthopaedic Institute for Children (OIC) to help fund diagnosis, treatment, and rehabilitation of kids all over the world with pediatric musculoskeletal conditions who may otherwise not have access to the necessary care. All net proceeds from Exela branded sales go toward helping these charities achieve their missions

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

Executive Officers

The following table sets forth information concerning our executive officers as of April 3, 2024:

Name	Age	Position
Par Chadha	68	Executive Chairman
Matthew Brown	38	Interim Chief Financial Officer
Suresh Yannamani	58	Chief Executive Officer, Exela Technologies BPA
Srini Murali	51	President, Exela Technologies BPA

Par Chadha is our Executive Chairman and is the founder, Chief Executive Officer and Chief Investment Officer of HGM, a family office, formed in 2001. Mr. Chadha brings over 46 years of experience in building businesses in the Americas, Europe and Asia, including execution of mergers and acquisitions, integration of businesses and public offerings. Mr. Chadha served as our Chairman from the Closing of the Business Combination and most recently became Executive Chairman in September 2021. He also served as Chairman of SourceHOV Holdings, Inc. from 2011 to July 2017 when it was acquired by Exela, and was Chairman of Lason Inc. from 2007 to 2011 until its merger with SourceCorp, a predecessor company of SourceHOV. Mr. Chadha is a Director and Chairman of HOV Services Limited (NSE:HOVS), a company listed on the National Stock exchange of India, since 2005, and served as its Chairman from 2009 to 2011. Mr. Chadha is co-founder of Rule 14, LLC, an artificial intelligence led automation company formed in 2011. During his career, Mr. Chadha has been a cofounder of technology companies in the fields of metro optical networks, systems-on-silicon, and communications. Mr. Chadha previously participated in director and executive roles in portfolio companies of HGM, and currently holds and manages investments in evolving financial technology, health technology and AI industries. Mr. Chadha is the husband of Sharon Chadha, a director. Mr. Chadha holds a B.S. degree in Electrical Engineering from the Punjab Engineering College, India.

Matthew Brown is the Interim Chief Financial Officer at Exela Technologies, Inc. Since May 2022, Mr. Brown served as President of ETI-MNA, the Company’s investment portfolio management entity, tasked with increasing shareholder value by strategically purchasing, developing, and selling operating businesses. Mr. Brown joined the Company in July 2017 as Global Head of Business Strategy to oversee the Company’s digital transformation strategy. Mr. Brown was also instrumental in identifying and leading the divestiture, acquisition, and integration of several operating businesses on behalf of the Company. As the Global Head of Business Strategy, Mr. Brown led the teams responsible for driving strategic initiatives and go-to-market priorities to deliver maximum value for the Company’s customers through integrated solution suites. Prior to joining the Company, from 2007 to 2017 Mr. Brown served in various roles at HGM, a family office and buyout fund with diversified professional capabilities, ultimately serving as a Senior Vice President at HGM from 2016 to 2017. In this role, Mr. Brown provided a broad range of services across strategy, financial, legal, consulting, digital transformation, and venture creation to HGM’s portfolio companies. During his tenure with HGM, Mr. Brown led all stages of the mergers and acquisitions life cycle, including supporting transitional operations and management of integration synergies, and participated in recapitalizations of over $4 billion in new equity and debt. Mr. Brown graduated summa cum laude from the University of California, San Diego, with a B.S. degree in electrical engineering.

Suresh Yannamani is Chief Executive Officer of Exela Technologies BPA since July 2022, and before that served as our President since the closing of the Novitex Business Combination and President, Americas of SourceHOV from 2011 until the closing of the Novitex Business Combination, and has been a part of companies that were predecessors to Exela since 1997. Mr. Yannamani oversees strategy for healthcare, financial services and commercial industries. Mr. Yannamani was also President of HOV Services, LLC from 2007 to 2011, serving customers in the healthcare, financial services, insurance and commercial industries. Mr. Yannamani was the Executive Vice President of BPO services for Lason from 1997 to 2007 prior to its acquisition by HOV Services, LLC. Mr. Yannamani also served in management roles at IBM from 1995 to 1997, managing the design, development, and implementation of financial management information systems for the public sector and worked for Coopers & Lybrand as a consultant in public audits from 1992 to 1994. Mr. Yannamani has a bachelor’s degree in Chemistry from the University of London and holds an MBA from Eastern Michigan University.

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

Reverse Stock Split

On May 12, 2023, the Company filed a Third Certificate of Amendment of the Company’s Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Amendment”), with the Secretary of State of Delaware, to effect a one (1) share for two hundred (200) shares reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the par value of the Common Stock and did not reduce the number of authorized shares. Fractional shares were not issued as a result of the Reverse Stock Split. Stockholders who would otherwise have been entitled to a fractional share of Common Stock instead received cash in lieu of fractional shares based on the closing sales price of the Company’s Common Stock as quoted on the Nasdaq on May 12, 2023. The reason for the reverse stock split was to maintain the Company’s listing on Nasdaq, which pursuant to Nasdaq Listing Rule 5550(a)(2)(the “Rule”) requires that if the closing bid price of the Common Stock is below $1.00 for 30 consecutive trading days, then the closing bid price must be $1.00 or more for 10 consecutive trading days during a grace period to regain compliance with the Rule.

The Reverse Stock Split resulted in a proportionate adjustment to the per share exercise price and the number of shares of Common Stock issuable upon the exercise of our outstanding stock options and warrants, as well as the number of shares of Common Stock eligible for issuance under the Company’s 2018 Stock Incentive Plan. In addition, the conversion rate of our Series A Preferred Stock was equitably adjusted following the Reverse Stock Split, such that the conversion rate is now 0.000077 (previously 0.0153) and the Conversion Price is $104,439.35 (previously $522.20), with the effect that immediately following the Reverse Stock Split, each share of Series A Preferred Stock converts into 1/200th of the number of shares of Common Stock into which it was convertible immediately prior to the Reverse Stock Split. Similarly, the conversion rate of our Series B Preferred Stock was equitably adjusted following the Reverse Stock Split, such that the Conversion Price is $5,000.00 (previously $25.00), with the effect that immediately following the Reverse Stock Split, each share of Series B Preferred Stock converts into 1/200th of the number of shares of Common Stock into which it was convertible immediately prior to the Reverse Stock Split. As a result of the Reverse Stock Split, the number of shares of Common Stock issuable on exercise of each of our warrants has been decreased in proportion to such decrease in outstanding shares of Common Stock. As a result, each warrant previously exercisable for one-twentieth of a share at $4.00 per one-twentieth of a share, is now exercisable for one-four thousandth of a share at $4.00 per one-four thousandth of a share ($16,000.00 per share).

Except as otherwise indicated, all share and per share information herein gives pro forma effect to the Reverse Stock Split.

Status as a Smaller Reporting Company

We are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act and have elected to take advantage of certain of the scaled disclosure available for smaller reporting companies.

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

Risks Related to our Business

We have substantial indebtedness and other obligations and failure to generate sufficient cash flow to satisfy our obligations or to refinance on commercially reasonable terms could have a material adverse effect on our business, financial condition, cash flows and results of operations, could cause the market value of our securities to decline and could impact our ability to continue as a going concern.

As of December 31, 2023, we had approximately $1.0 billion of long-term debt, excluding current maturities. While we aim to repay or refinance a material portion of this debt, there can be no assurance that we will be successful, and, even if we are successful, we will likely still have a substantial amount of indebtedness.

Our high degree of leverage and other obligations could: tie up a substantial portion of any cash flow from operations in servicing our indebtedness, limiting our ability to fund operations, capital expenditures, and future business opportunities; increase the risks of breaching other indebtedness agreements, such as failing to make required payments of principal or interest due; decrease our ability to obtain additional financing for working capital, capital expenditures, or other purposes; limit our flexibility to make acquisitions; require non-strategic divestitures; increase our cash requirements to support the payment of interest; limit our flexibility in planning for or responding to changes in our business; disadvantage us against competitors; and increase our vulnerability to economic and industry changes.

Our ability to make payments of principal and interest and our ability to comply with covenants in our various debt agreements depends upon our future performance, and subject to general economic conditions and other factors, many of which are beyond our control. If we are unable to generate cash flow sufficient to service our debt and meet our other cash requirements, we may be required to seek additional financing in the debt or equity markets, refinance or restructure our debt, sell assets (to the extent permitted under our debt agreements) or reduce or delay planned expenditures. Our ability to restructure or refinance our debt will depend on the capital markets and our financial condition at such time. Refinancing could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms. Failure to generate sufficient cash flow to satisfy our debt obligations or to refinance on commercially reasonable terms could have a material adverse effect on our business, financial condition, cash flows and results of operations, could cause the market value of our securities to decline and impact our ability to continue as a going concern.

We have a history of net losses and may continue to incur losses in the future. Our ability to continue as a going concern is highly dependent upon our ability to raise additional funds in the future. There can be no assurance that we will be able to raise any additional funds, or if we are able to raise additional funds, that such funds will be in the amounts required or on terms favorable to us. As a result of our financial condition and other factors described herein, the Company believes there is substantial doubt about our ability to continue as a going concern.

Our future profitability and ability to achieve positive cash flow is uncertain.

Our future profitability depends on our ability to generate revenue in excess of our expenses, including fixed costs relating to the maintenance of our business and debt service requirements. Our future profitability also may be impacted by non-cash charges such as stock-based compensation charges and potential impairment of goodwill, which has at times negatively affected our reported financial results. Even if we achieve profitability on an annual or quarterly basis, we may incur significant losses in the future for a number of reasons and risks described in this Annual Report and we may encounter unforeseen expenses, difficulties, complications, and delays that may cause our costs to exceed our expectations.

Generating positive cash flow depends on our ability to generate collections from sales in excess of our expenditures. Our ability to generate and collect on sales can be negatively affected by many factors, including our inability to sell to new customers or convince existing customers to renew or expand their services; the lengthening of sales cycles; failure of customers to pay our invoices on a timely basis or at all; a failure in the performance of our solutions or internal controls that adversely affects our reputation or results in loss of business; the loss of market share to competitors; the failure to enter or succeed in new markets; regional or global economic conditions or regulations affecting perceived need for or value of our services; or our inability to develop and sell new or expanded offerings to meet evolving market needs.

We anticipate that we will incur increased sales and marketing and general and administrative expenses as we continue to diversify our business into new industries and geographic markets and that we will require significant amounts of working capital to support our growth. We may not achieve collections from sales to offset these anticipated expenditures. An inability to generate positive cash flow as a result may decrease our long-term viability.

Our securities may be delisted from Nasdaq

Our Common Stock is currently listed for trading on the Nasdaq, and the continued listing of our Common Stock on the Nasdaq is subject to our compliance with a number of listing standards, including Nasdaq Listing Rule 5550(b)(2), which requires that the Company maintain a market value of listed securities (“MVLS”) of at least $35 million (the “MVLS requirement”) and Listing Rules 5620(a) and 5810(c)(2)(G), which require us to hold an annual shareholder meeting within twelve months of the December 31, 2022 fiscal year end (the “Annual Meeting Requirement”). On November 13, 2023, we received an anticipated notice (the “MVLS Notice”) from Nasdaq notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(2) because, for the last 30 consecutive business days, the Company’s MVLS was below the minimum requirement of $35 million. In the MVLS Notice, Nasdaq indicated that the Company has 180 calendar days from the date of the MVLS Notice (or until May 13, 2024) to regain compliance with the MVLS Rule by having our MVLS close at or above $35 million for a minimum of ten consecutive business days. On March 14, 2023, we received a second notice stating that the Company is not in compliance with the Annual Meeting Requirement and that the Company had 45 calendar days, or until April 29, 2024, to submit a plan to regain compliance.

There can be no assurance that we will remedy and continue to satisfy these and other continuing listing requirements and remain listed on the Nasdaq. If our Common Stock or Series B Preferred Stock were no longer listed on the Nasdaq, investors might only be able to trade on one of the over-the-counter markets. This would impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media and analyst coverage. In addition, we could face significant material adverse consequences, including limited availability of market quotations for our securities and a decreased ability to issue additional securities or obtain additional financing.

We substantially increased the outstanding number of shares during 2023, substantially diluting existing stockholders’ interests in Exela, and we may engage in dilutive transactions in the future.

In 2023 we increased the outstanding shares of Common Stock from 1,393,276 at January 1, 2023 (adjusted to give effect for the 1:200 stock split on May 12, 2023) to 6,365,353 at December 31, 2023. The increase in outstanding shares was due principally to the sale of additional shares for cash, which resulted in all the shares of Common Stock outstanding on January 1, 2023 representing less than 22% of the outstanding shares of Common Stock on December 31, 2023. Due to the need to repay existing indebtedness and fund operations, we may issue a material number of additional shares of Common Stock in the future, which would have the effect of further diluting existing shareholders. Such issuances, or market perception of the possibility of substantial future dilution, could make our stock less attractive to investors and could have a material adverse effect on the price of our stock.

We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or intangible assets become impaired.

As of December 31, 2023, our goodwill balance was $170.5 million which represented 26.8% of total consolidated assets. There was no impairment of goodwill and other intangible assets for the year ended December 31, 2023. Goodwill is required to be tested for impairment at least annually. We may be required to record additional charges to earnings during the period in which any impairment of our goodwill or other intangible assets is determined which could have a material adverse impact on our results of operations. Even though these charges may be non-cash items and may not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities, including our Common Stock.

The HGM Group has significant influence over us and our corporate governance.

Our Executive Chairman, Par Chadha, our Interim Chief Financial Officer, Matthew Brown, our director, Ms. Sharon Chadha, and several of our other executives have or have had affiliations with the HGM Group. The HGM Group’s interests may not align with the interests of our other stakeholders. The HGM Group is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. The HGM Group may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Certain of our contracts are subject to termination rights, audits and/or investigations, which, if exercised, could negatively impact our reputation and reduce our ability to compete for new contracts and have an adverse effect on our business, results of operations and financial condition.

Many of our customer contracts may be terminated by our customers without cause and without any fee or penalty, with only limited notice. We may not be able to replace a customer that elects to terminate or fails to renew its contract with us.

In addition, a portion of our revenues is derived from contracts with the U.S. federal and state governments and their agencies and from contracts with foreign governments and their agencies. Government entities typically finance projects through appropriated funds. The public procurement environment is unpredictable and this could adversely affect our ability to perform work under new and existing contracts, including as a result of our business being diverted to a small or disadvantaged or minority-owned business pursuant to set-aside programs.

Moreover, government contracts are generally subject to a right to conduct audits and investigations by government agencies. If the government finds that it was inappropriately charged any costs to a contract, the costs are not reimbursable or, if already reimbursed, the cost must be refunded to the government. Additionally, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions or debarment from doing business with the government. Further, the negative publicity that could arise from any such penalties, sanctions or findings in such audits or investigations could have an adverse effect on our reputation in the industry and reduce our ability to compete for new contracts and could materially adversely affect our results of operations and financial condition.

Downgrades in our credit ratings could impact our ability to access capital and materially adversely affect our business, financial condition and results of operations.

Credit rating agencies continually review their ratings for the companies that they follow, including us. Credit rating agencies also evaluate the industries in which we and our affiliates operate as a whole and may change their credit rating for us based on their overall view of such industries. There can be no assurance that any rating assigned to our currently outstanding public debt securities will remain in effect for any given period of time or that any such ratings will not be further lowered, suspended or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances so warrant. A further downgrade of our credit ratings could, among other things, limit our ability to access capital or otherwise adversely affect the availability of other new financing on favorable terms, which could materially adversely affect our results of operations and financial condition.

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

We often face long selling cycles to secure new contracts for our business process automation solutions. If we are successful in obtaining an engagement, the selling cycle can be followed by a long implementation period. Delays in internal approvals, technology implementations, or customer decisions can prolong these cycles. Even if we succeed in developing a relationship with a potential customer and begin to discuss the services in detail, the potential customer may choose a competitor or decide to retain the work in-house prior to the time a contract is signed. Additionally, we may not begin receiving revenue until after the implementation period and our solution is fully operational, leading to upfront expenses without immediate profits. These extended cycles can strain finances, especially when hiring new staff before revenue collection. Our inability to obtain contractual commitments after a selling cycle, maintain contractual commitments after the implementation period or limit expenses prior to the receipt of corresponding revenue may have a material adverse effect on our business, results of operations and financial condition.

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

Some of our competitors have stronger financial, marketing, and technological capabilities, larger customer bases, and better brand recognition. Expansion of competitors' global delivery centers or strategic partnerships with larger firms may increase competition. Further, we expect competition to intensify in the future as more companies enter our markets and customers consolidate the services they require among fewer vendors. Increased competition, our inability to compete successfully against competitors, pricing pressures or loss of market share could result in reduced operating margins, which could adversely affect our business, results of operations and financial condition.

Our industry is characterized by rapid technological change and failure to compete successfully within the industry and address rapid technological change could adversely affect our results of operations and financial condition.

The process of developing new services and solutions is inherently complex and uncertain, requiring accurate anticipation of customer needs and emerging trends. It requires that we make long-term investments and commit significant resources before knowing whether these investments will eventually result in services that achieve customer acceptance and generate the revenues required to provide desired returns. If we fail to accurately anticipate and meet our customers’ needs through the development of new technologies and service offerings or if our new services are not widely accepted, we could lose market share and customers to our competitors and that could materially adversely affect our results of operations and financial condition.

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

Although we developed our platform-driven solutions internally, we rely, in some cases, on third-party hardware and software in connection with our service offerings which we either purchase or lease from third-party vendors. While we are able to select from various competing hardware and software applications, detecting design defects or software errors is challenging due to complexity and unique specifications. Any errors or defects in third-party hardware or software incorporated into our service offerings, may result in a delay or loss of revenue, diversion of resources, damage to our reputation, or potential claims against us.

Further, this hardware and software may not continue to be available on commercially reasonable terms or at all. Any loss of the right to use any of this hardware or software, or any increases in the price charged by third-party vendors, could negatively affect our business until equivalent technology is either developed by us or, if available, is identified, obtained and integrated on commercially reasonable terms. Further, changing hardware vendors or software licensors could detract from management’s ability to focus on the ongoing operations of our business or could cause delays in the operations of our business.

Our ability to deliver our services is dependent on the development and maintenance of the infrastructure of the Internet by third parties.

The Internet’s infrastructure comprises many different networks and services that are highly fragmented and distributed by design. This infrastructure is run by a series of independent third-party organizations that work together to provide the infrastructure and supporting services of the Internet. The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, denial-of-service attacks or related cyber incidents, and it could face outages and delays in the future, potentially reducing the availability of the Internet to us or our customers for delivery of our Internet-based services. Any resulting interruptions in our services or the ability of our customers to access our services could result in a loss of potential or existing customers and harm our business. Additionally, regulatory actions in certain countries may limit access to the Internet or change the legal protections available to businesses that depend on the Internet for the delivery of their services, which would negatively impact access to our services, increase our risk or add liabilities, impede our growth, productivity and operational effectiveness, result in the loss of potential or existing customers and harm our business.

Some of the work we do involves greater risks than other types of claims processing or document management engagements.

We provide certain business process solutions for customers that, for financial, legal or other reasons, may present higher risks compared to other types of claims processing or document management engagements. Examples of higher risk engagements include class action and other legal distributions involving significant sums of money, economic analysis and expert testimony in high stakes legal matters, and engagements where we receive or process sensitive data, including personal consumer or private health information.

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

A substantial portion of our revenues are derived from three specific industry based segments: ITPS, HS, and LLPS. Customers in ITPS accounted for 68.8% and 71.0% of our revenues in 2023 and 2022, respectively. Customers in HS accounted for 23.6% and 22.2% of our revenues in 2023 and 2022, respectively. Customers in LLPS accounted for 7.6% and 6.8% of our revenues in 2023 and 2022, respectively. Our success largely depends on continued demand for our services from customers in these segments, and a downturn or reversal of the demand for business process solutions in any of these segments, or the introduction of regulations that restrict or discourage companies from engaging our services, could materially adversely affect our business, financial condition and results of operations. For example, consolidation in any of these industries or combinations or mergers, particularly involving our customers, may decrease the potential number of customers for our services. We have been affected by the worsening of economic conditions and significant consolidation in the financial services industry and continuation of this trend may negatively affect our revenues and profitability.

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

Many of the contracts we are awarded through competitive bidding procedures are extremely complex and require the investment of significant resources in order to prepare accurate bids and proposals. Competitive bidding imposes substantial costs and presents a number of risks that may adversely affect our financial position, including: (i) the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us; (ii) the need to estimate accurately the resources and costs that will be required to implement and service any contracts we are awarded, sometimes in advance of the final determination of their full scope and design; (iii) the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding and the risk that such protests or challenges could result in the requirement to resubmit bids and in the termination, reduction or modification of the awarded contracts, or may eventually lead to litigation; and (iv) the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

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

Defects or disruptions in our services could diminish demand for our services and subject us to substantial liability.

Since our customers use our services for important aspects of their business, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. As a result, customers could elect to not renew our services or delay or withhold payment to us. We could also lose future sales or customers may make warranty or other claims against us, which could result in an increase in our allowance for expected credit losses, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

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

We collect and retain large volumes of internal and customer data, including personally identifiable information and other sensitive data both physically and electronically, for business purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. Safeguarding customer, employee and our own data is a key priority for us, and our customers and employees have come to rely on us for the protection of their information. Despite our efforts to protect sensitive, confidential or personal data or information, we can provide no assurances that our security measures designed to protect our customers’ and our customers’ customers’ data will always be effective. Our services and underlying infrastructure may in the future be materially breached or compromised as a result of the following:

●	third-party attempts to fraudulently induce our employees, partners or customers to disclose sensitive information such as user names, passwords or other information to gain access to our customers’ data or IT systems, or our data or our IT systems;
●	efforts by individuals or groups of hackers and sophisticated organizations, such as state-sponsored organizations or nation-states, to launch coordinated attacks, including ransomware, destructive malware and distributed denial-of-service attacks;
●	third-party attempts to abuse our marketing, advertising, messaging or social products and functionalities to impersonate persons or organizations and disseminate information that is false, misleading or malicious;
●	cyberattacks on our internally built infrastructure on which many of our service offerings operate, or on third-party cloud-computing platform providers;
●	vulnerabilities resulting from enhancements and updates to our existing service offerings;
●	vulnerabilities in the products or components across the broad ecosystem that our services operate in conjunction with and are dependent on;
●	vulnerabilities existing within new technologies and infrastructures;
●	attacks on, or vulnerabilities in, the many different underlying networks and services that power the Internet that our products depend on, most of which are not under our control or the control of our vendors, partners or customers; and
●	employee or contractor errors or intentional acts that compromise our security systems.

These risks are mitigated, to the extent possible, by enhanced processes and internal security controls. However, our ability to mitigate these risks may be impacted by the following:

●	frequent changes to, and growth in complexity of, the techniques used to breach, obtain unauthorized access to, or sabotage IT systems and infrastructure, which are generally not recognized until launched against a target, and could result in our being unable to anticipate or implement adequate measures to prevent such techniques;
●	the continued evolution of our internal IT systems as we early adopt new technologies and new ways of sharing data and communicating internally and with partners and customers, which increases the complexity of our IT systems;
●	authorization by our customers to third-party technology providers to access their customer data, which may lead to our customers’ inability to protect their data that is stored on our servers; and

●	our limited control over our customers or third-party technology providers, or the processing of data by third-party technology providers, which may not allow us to maintain the integrity or security of such transmissions or processing.

Yet, we remain vulnerable to such threats. A security breach or incident could result in unauthorized parties obtaining access to, or the denial of authorized access to, our IT systems or data, or our customers’ systems or data, including intellectual property and proprietary, sensitive or other confidential information. A security breach could also result in a loss of confidence in the security of our services, damage our reputation, negatively impact our future sales, disrupt our business and lead to increases in insurance premiums and legal, regulatory and financial exposure and liability. As an example in June 2022 we experienced a network outage which required us, among other things, to incur costs to respond to the incident and to limit access to our applications and services by our employees and customers. We believe the June 2022 network outage caused some of our customers to reduce volumes, look for alternate vendors and consider other providers for new requirements resulting in claims against us and lost revenue. Finally, the detection, prevention and remediation of known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional financial burdens due to additional direct and indirect costs, such as additional infrastructure capacity spending to mitigate any system degradation and the reallocation of resources from development activities.

The use or capabilities of AI in our offerings may result in increased costs, and reputational harm and liability.

We are increasingly building AI into many of our offerings. As with many innovations, AI presents additional risks and challenges that could affect our business. If we enable or offer solutions that draw controversy due to their perceived or actual impact on human rights, privacy, employment, or in other social contexts, we may experience reputational harm, competitive harm or legal liability. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine the decisions, predictions or analysis AI applications produce, subjecting us to competitive harm, legal liability or reputational harm. The rapid evolution of AI will require the application of resources to develop, test and maintain our products and services to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact. Uncertainty around new and emerging AI applications such as generative AI content creation may require additional investment in the development of proprietary datasets, machine learning models and systems to test for accuracy, bias and other variables, which are often complex, may be costly and could impact our profit margin as we decide to further expand generative AI into our product offerings.

Currency fluctuations among the Euro, British Pound, Swedish Krona, Indian rupee, the Philippine Peso, the Mexican Peso, the Canadian Dollar and the U.S. Dollar could have a material adverse effect on our results of operations.

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

Although the vast majority of our revenues are denominated in U.S. dollars, a significant portion of our expenses are incurred and paid in Euros, British Pound Sterling, Swedish Krona, Indian rupees, and to a lesser extent in other currencies, including the Philippine Peso, the Mexican Peso and the Canadian dollar. We report our financial results in U.S. Dollars. The exchange rate between the Indian rupee and the U.S. Dollar has changed substantially in recent years and may fluctuate substantially in the future. Our results of operations may be adversely affected if such fluctuations continue, or increase, or other currencies fluctuate significantly against the U.S. Dollar. Further, although we do not currently take steps to hedge our foreign currency exposures, should we choose in the future to implement a hedging strategy, there can be no assurance that our hedging strategy will be successful.

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

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects and certain investors may find investing in our securities less attractive.

Currently, we are a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

Furthermore, we are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Because we are not required to, and have not, had our auditor’s provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal controls may remain undetected for a longer period. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and their market price may be more volatile.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 and based on its assessment, our management, including our Executive Chairman and Interim Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to material weaknesses in our internal control over financial reporting. For more information, see Part II—Item 9A—Controls and Procedures of the Annual Report.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and cause a decline in the price of our Common Stock.

Internal control matters are more fully discussed in Part II—Item 9A—Controls and Procedures of the Annual Report.

Certain of our subsidiaries completed a business combination with a SPAC, which resulted in our EMEA business operating as a separate public company.

On November 29, 2023, the Company completed the merger of its European business with CFFE. The combined company now operates as XBP Europe. We indirectly own a majority of the outstanding capital stock of XBP and control the majority of the board of directors of that entity. In addition certain of our employees and officers continue to serve our EMEA business. There can be no assurances that we will continue to own a control position in XPB Europe either as a result of dilution or a decision by us, in the future, to exit all or a portion of our position. Since XBP Europe has begun operating as a standalone public company, we have faced additional reporting and other obligations imposed by various rules and regulations applicable to public companies. Increased legal and financial compliance costs related to XBP Europe could potentially have an adverse effect on the Company’s revenue growth and profit margins.

General Risk Factors

Our results of operations could be adversely affected by economic and political conditions, creating complex risks, many of which are beyond our control.

Our business depends on the continued demand for our services. If global economic conditions worsen, our business could be adversely affected. Along with our customers we are subject to global political, economic and market conditions, including inflation, interest rates, energy costs, the impact of natural disasters, disease, military action and the threat of terrorism. Our revenue heavily depends on customers in North America and EMEA. Economic downturns like those we recently experienced as a result of COVID-19, could result in decreased demand for our services. Other developments such as consolidations, restructurings or reorganizations, particularly involving our customers, could also cause the demand for our services to decline. We may not be able to plan effectively for or respond to such impact. To adapt we have undertaken or may undertake initiatives to reduce our cost structure, such as consolidation of resources to provide region-wide support to our international subsidiaries in a centralized fashion. Any future workforce and/or facility reductions that may be implemented will be subject to local employment laws which may impose expenses and logistical challenges in connection with any such workforce reductions, and the costs actually incurred may prove higher than our anticipated cost savings in undertaking those initiatives. In addition, future disruptions in the global credit markets may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. Such disruptions may limit our ability to access or increase the cost of financing needed to meet liquidity needs and affect the ability of our customers to use credit to purchase our services or to make timely payments to us.

Our industry may be adversely impacted by a negative public reaction in the U.S. and elsewhere to providing certain of our services from outside the U.S. and related legislation.

We have based our strategy of future growth on certain assumptions regarding our industry and future demand in the market for the provision of business process solutions in part using offshore resources. However, providing services from offshore locations is a politically sensitive topic due to a perceived association between offshore service providers and the loss of jobs in their home countries. In addition, there has been some negative publicity about the experience of certain companies that provide their services offshore, particularly in India. The trend of providing business process solutions offshore may not continue and could reverse if companies elect to develop and perform their business processes internally or are discouraged from transferring these services to offshore service providers. Any slowdown or reversal of existing industry trends could harm our business and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we fail to attract, train and retain skilled professionals, including highly skilled technical personnel to satisfy customer demand and senior management to lead our business globally, or our labor expenses increase, our business and results of operations will be materially adversely affected.

Our success relies on our ability to retain skilled professionals, including project managers, IT engineers and senior technical personnel to meet sufficient to meet customer demand and on our ability to attract and retain senior management to lead our business globally. Competition for skilled labor is intense and the costs associated with recruiting and training employees can be significant. Increased labor costs due to competition, increased minimum wage or employee benefits costs (including various federal, state and local actions to increase minimum wages), unionization activity or other factors would adversely impact our cost of sales and operating expenses. For example, as minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage.

We are also subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime, and working conditions and immigration status. Legislated increases in the minimum wage and increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, as well as the cost of litigation in connection with these regulations, would increase our labor costs. Should employees become represented by unions, we would be obligated to bargain with those unions with respect to wages, hours, and other terms and conditions of employment, which could increase our labor costs. In addition, many employers have been subject to actions brought by governmental agencies and private individuals under wage-hour laws on a variety of claims, such as improper classification of workers as exempt from overtime pay requirements and failure to pay overtime wages or record breaks properly, with such actions sometimes brought as class actions or under “private attorney general” statutes. Employment litigation risks, including wage-hour disputes, could result in substantial liabilities and expenses, diverting management attention and elevating labor costs. If costs of labor increase significantly, our business, results of operations, and financial condition will be adversely affected.

Failure to comply with data privacy and data protection laws in processing and transferring personal data across jurisdictions may subject us to penalties and other adverse consequences, and the enactment of more stringent data privacy and data protection laws may increase its compliance costs.

Our failure to address privacy and security concerns could result in expenses and liabilities, and have an adverse impact on us. Privacy and data security regulations continue to become more complex and have greater consequences. For example, Europe’s General Data Protection Regulation, or GDPR, imposes several stringent requirements for controllers and processors of personal data, including, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, and shortened timelines for data breach notifications. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year.

In addition, new domestic data privacy laws, such as the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”), the Virginia Consumer Data Protection Act, the Colorado Privacy Act, the Connecticut Data Privacy Act and the Utah Consumer Privacy Act similarly impose or may impose new obligations on us and many of our customers, potentially as both businesses and service providers. These laws continue to evolve, and as various states introduce similar proposals, we and our customers could be exposed to additional regulatory burdens.

Although we monitor the regulatory, judicial and legislative environment and have invested in addressing these developments, these laws may require us to make additional changes to our practices and services to enable us or our customers to meet the new legal requirements, and may also increase our potential liability exposure through new or higher potential penalties for noncompliance. Furthermore, privacy laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions. In addition to government activity, privacy advocates and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certification and other standards established by third parties, such as PCIDSS. If we are unable to maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.

The costs of compliance with, and other burdens imposed by, privacy laws, regulations and standards may limit the use and adoption of our services, reduce overall demand for our services, make it more difficult to meet expectations from our commitments to customers and our customers’ customers, lead to significant fines, penalties or liabilities for noncompliance, impact our reputation, or slow the pace at which we close sales transactions, in particular where customers request specific warranties and unlimited indemnity for noncompliance with privacy laws, any of which could harm our business.

Furthermore, the uncertain and shifting regulatory environment may cause our customers or our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. In addition, new services we develop or acquire in connection with changing events may expose us to liability or regulatory risk. Even the perception that the privacy and security of personal information are not satisfactorily protected or do not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.

Failure to comply with the U.S. Foreign Corrupt Practices Act, or the FCPA, economic and trade sanctions, regulations, and similar laws could subject us to penalties and other adverse consequences.

We operate internationally and are subject to anti-corruption laws and regulations, including the FCPA, the U.K. Bribery Act and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures. These laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. We are also subject to certain economic and trade sanctions programs which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. We have implemented policies to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that all of our and our subsidiaries’ employees, consultants, and agents will not take actions in violation of our policies for which we may be ultimately responsible.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. Compliance with applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and any failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

In addition, our customers conduct business in a variety of industries, including financial services, the public sector, healthcare and telecommunications. Regulators have adopted and may in the future adopt regulations or interpretive positions regarding the use of cloud computing and other outsourced services. The costs of compliance with and other burdens imposed by industry-specific laws, regulations and interpretive positions may limit our customers’ use and adoption of our services and reduce overall demand for our services. Compliance with these regulations may also require us to devote greater resources to support certain customers increasing costs and lengthening sales cycles. If we are unable to comply with these guidelines or controls, or if our customers are unable to obtain regulatory approval to use our services where required, our business may be harmed.

We operate in a number of jurisdictions and, as a result, may incur additional expenses in order to comply with the laws of those jurisdictions.

Our business operates globally, and is required to comply with the laws of multiple jurisdictions. These laws regulating the internet, payments, payments processing, privacy, taxation, terms of service, website accessibility, consumer protection, intellectual property ownership, services intermediaries, labor and employment, wages and hours, worker classification, background checks, and recruiting and staffing companies, among others, could be interpreted to apply to us, and could result in greater rights to competitors, users, and other third parties. Compliance with these laws and regulations may be costly, and at times, may require us to change our business practices or restrict our product offerings, and the imposition of any such laws or regulations on us, our clients, or third parties that we or our clients utilize to provide or use our services, may adversely impact our revenue and business. In addition, we may be subject to multiple overlapping legal or regulatory regimes that impose conflicting requirements and enhanced legal risks.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Exela has developed and maintained a comprehensive cybersecurity program which is integrated within Exela’s enterprise risk management program and encompasses the corporate and operational technology environments, as well as client-facing products and services. Our cybersecurity program has implemented a governance structure and process to identify, assess, manage, mitigate, respond to and report on cybersecurity incidents and risks within an ever-changing threat landscape. We utilize cybersecurity policies and frameworks based on industry and government standards, including the National Institute of Standards and Technology Cyber Security Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity program includes an incident response plan, which establishes (1) a framework for classifying security incidents according to their severity level, taking into account the nature and scope of the incident; and (2) protocols for the escalation of incident. Exela owns and operates a 24 x 7 security operations center (“SOC”) which monitors our global cybersecurity solutions and production environments, and serves as a central location for the reporting of cybersecurity matters. The roles and responsibilities of the SOC and our cybersecurity team in the incident response context are established by the incident response plan, as well as in associated playbooks and other procedural documentation

We partner with third parties to support and evaluate our cybersecurity program including cybersecurity maturity assessments, incident response, penetration testing and consulting on best practices. Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including those who have access to our data or our systems. Third-party risks are included within our risk assessment of vendors, as well as our cybersecurity-specific risk identification program. In addition, cybersecurity considerations affect the selection and oversight of third-party service providers. We perform diligence on third parties, particularly those that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence.

The Company has implemented a cybersecurity awareness program which covers topics such as phishing, social networking safety, password security and mobile device usage. We regularly communicate these and other pertinent security issues or compliance across our organization. Additionally, Exela has mandatory security awareness training addressing cybersecurity, privacy and confidential information.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. In June 2022, we experienced a previously disclosed network outage which required us to, among other things, limit access to our applications and services by our employees and customers. In response, we incurred considerable costs to restore the security of our internal systems and networks and adopted various enhancements. Please refer to “Item 1A. Risk Factors” for further information about the material risks associated with various cybersecurity threats.

Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s ongoing activities related to our cybersecurity risk management and compliance programs.

Our cybersecurity program is led by our Chief Technology Officer (“CTO”), who has two decades of experience in various cybersecurity, software development, product management, and other technology-related roles. Our CTO oversees teams across the company supporting our security functions of identify, prevent, detect, respond, and recover. These teams are comprised of personnel with a broad range of experience across the private and public sectors, the technology industry, and different geographic regions.

Our Audit Committee receives periodic reports from our CTO and management on our cybersecurity risks and the current threat landscape trends. In addition, management will update the Board directly, as necessary, regarding cybersecurity incidents. The full Board also receives presentations on cybersecurity topics from our CTO and other security management staff as part of the Board’s continuing oversight of topics that impact the Company.

ITEM 2.   PROPERTIES

We lease and own numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, and the Philippines. The size of our active property portfolio as of December 31, 2023 was approximately 2.7 million square feet (sq. ft.) and comprised of 100 leased properties and 7 owned properties including offices, sales offices, service locations, and production facilities. Many of our operating facilities are equipped with fiber connectivity and have access to other power sources. Substantially all of our operations facilities are leased under long term leases with varying expiration dates, except for the following owned locations: (i) two operations facilities in India with a combined building area of approximately 78,000 sq. ft., respectively, (ii) an operating facility in Georgiana, Alabama with an approximate building area of 20,000 sq. ft., (iii) an operating facility in Troy, Michigan that serves as the Company’s primary data center with an approximate building area of 66,000 sq. ft. (iv) an operating facility in Egham, England with an approximate building area of 11,000 sq. ft. (v) an operating facility in Dublin, Ireland with an approximate building area of 25,000 sq. ft. and (vi) an innovation center in New York, New York with an approximate building area of 2,300 sq. ft. We also maintain an operating presence at 436 customer sites.

Our management believes that in all material respects our properties have been satisfactorily maintained, are in good condition and are suitable for our operations.

ITEM 3.   LEGAL PROCEEDINGS

Class Action

On March 23, 2020, the Plaintiff, Bo Shen, filed a putative class action against the Company, Ronald Cogburn, the Company’s former Chief Executive Officer and current member of the Board, and James Reynolds, the Company’s former Chief Financial Officer and current member of the Board. Plaintiff claimed to have been a holder of 4,000 shares of Company stock, purchased on October 4, 2019 at $1.34 per share (in the case of the number of shares and share price without adjusting for any of the reverse stock splits occurring after that date). Plaintiff asserted two claims covering the purported class period of March 16, 2018 to March 16, 2020: (1) a violation of Section 10(b) and Rule 10b-5 of the Exchange Act against all defendants; and (2) a violation of Section 20(a) of the Exchange Act against Mr. Cogburn and Mr. Reynolds. The allegations in the suit stemmed from the Company’s press release, dated March 16, 2020 (announcing the postponement of the earnings call and delay in filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019), and press release and related SEC filings, dated March 17, 2020 (announcing its intent to restate its financial statements for 2017, 2018 and interim periods through September 30, 2019) and certain other matters. On July 27, 2023, the parties submitted a settlement agreement to the Court that resulted in the dismissal of the action with prejudice in exchange for a settlement payment of $5.0 million, which was preliminarily approved by the Court on August 21, 2023, and on December 7, 2023, the Court granted final approval of the settlement and entered a final judgment of dismissal and final orders approving the plan of allocation and plaintiffs’ attorneys’ fee award, which was to be paid entirely out of the $5.0 million settlement fund.

Derivative Action

On July 8, 2020, Plaintiff Gregory McKenna filed a shareholder derivative action asserting the following claims against current and former directors and officers of Exela: (1) Violations of Section 14(a) of the Exchange Act; (2) Violations of Section 10(b) and Rule 10b-5 of the Exchange Act; (3) Violations of Section 20(a) of the Exchange Act; (4) breach of fiduciary duty; (5) unjust enrichment; and (6) waste of corporate assets. On December 21, 2020, Plaintiffs

Richard W. Moser and Jonathan Gonzalez filed a substantially similar shareholder derivative action, which has been consolidated with the McKenna action. The claims stem from substantially the same factual allegations set forth in the Shen securities class action lawsuit, described above. These claims have not been discharged by the above referenced settlement, and at this time, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to this matter; however, the Company believes it has meritorious defenses.

Contract Claim

On October 24, 2018, HOV Services, Inc., a subsidiary of the Company (“HOV Services”), filed a lawsuit against ASG Technologies Group, Inc. (“ASG”) that sought to terminate the renewal of licensing agreement between the parties. HOV Services alleged that the licensing agreement was renewed under duress and brought claims against ASG under the Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., the Stored Communications Act, 18 U.S.C. § 2701 et seq., and various common law doctrines. ASG subsequently brought counterclaims asserting breach of contract and other allegations. On February 27, 2024, a judge granted ASG’s motion for directed verdict on its breach of contract claim and awarded ASG $2.5 million in damages plus interest, for a total of $3,717,465. On February 29, 2024, the jury found in favor of ASG on all remaining claims and awarded ASG damages in the amount of $687,000 plus interest, for a total of $997,738. The parties have until April 15, 2024 to file post-judgment motions. HOV Services is currently evaluating its options.

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

Stockholders

As of April 2, 2024 we had 38 record holders of our Common Stock (which excludes the beneficial owners of shares held in “street” name or held through participants in depositories).

Dividends

We have not paid any cash dividends on shares of our Common Stock. The payment of cash dividends in the future will be dependent upon our revenues and earnings, capital requirements, general financial condition, and is within the discretion of our Board.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023, with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

	Number of Securities to		Number of Securities
	be Issued Upon		Remaining Available
	Exercise of Outstanding	Weighted Average	for Future Issuance
	Options, RSUs and	Exercise Price of	Under Equity
	Market Performance Units	Outstanding Options	Compensation Plans(1)
Plan Category
Equity compensation plans approved by stockholders	2,446	$46,485	1,808
Equity compensation plans not approved by stockholders	—	—	—
Total	2,446	$46,485	1,808

(1)	The Company currently maintains the 2018 Stock Incentive Plan, which was approved by our Board on December 19, 2017 and subsequently approved by a majority of our stockholders by written consent on December 20, 2017. The 2018 Stock Incentive Plan became effective on January 17, 2018 and there were originally 694 shares of our Common Stock reserved for issuance under our 2018 Stock Incentive Plan. On December 31, 2022, the shareholders of the Company approved our Amended and Restated 2018 Stock Incentive Plan increasing the number of shares of Common Stock reserved for issuance from an original 694 shares to 4,462.

Sale of Unregistered Securities

There were no unregistered sales of equity securities in 2023 that have not been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchases of Equity Securities During the Year Ended December 31, 2023

The table below sets forth information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) of shares of our Common Stock during the fourth quarter of 2023:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
		Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
October 1, 2023-October 31, 2023	—	$—	1,787	48,213
November 1, 2023-November 30, 2023	—	—	1,787	48,213
December 1, 2023-December 31, 2023	—	$—	1,787	48,213
Total	—

(1)	On August 10, 2022, the Company’s Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company was authorized to repurchase, from time to time, up to 50,000 shares of its Common Stock over a two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Company’s Common Stock, general business and market conditions and other investment considerations and factors. No shares were repurchased under the 2022 Share Buyback Program during the year ended December 31, 2023. As of December 31, 2023, the Company had repurchased and concurrently retired a total of 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program.

ITEM 6. [Reserved]

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the other Items included in this Annual Report and our December 31, 2023 Consolidated Financial Statements included elsewhere in this report. Certain statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

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

The Novitex Business Combination was accounted for as a reverse merger for which SourceHOV was determined to be the accounting acquirer. Outstanding shares of SourceHOV were converted into our Common Stock, presented as a recapitalization, and the net assets of Quinpario were acquired at historical cost, with no goodwill or other intangible assets recorded. The acquisition of Novitex was treated as a business combination under ASC 805, Business Combinations (“ASC 805”) and was accounted for using the acquisition method. The strategic combination of SourceHOV and Novitex formed Exela, which is one of the largest global providers of information processing solutions based on revenues.

On November 29, 2023, we completed the merger of our European business with CF Acquisition Corp. VIII. The combined company now operates as XBP Europe and, beginning on November 30, 2023, XBP Europe shares started trading on the Nasdaq Stock Market under the ticker symbol “XBP” and its warrants started trading on the Nasdaq Stock Market under the ticker symbol “XBPEW”. We own a majority of the outstanding capital stock of XBP Europe.

Reverse Stock Split

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

Sale of Non-core Assets

On June 8, 2023, the Company completed the sale of its high-speed scanner business for a purchase price of approximately $30.1 million, subject to final working capital adjustments. As a result of this transaction, the Company disposed of $16.5 million of goodwill based on the relative fair value of the high-speed scanner business to the total fair value of the ITPS reporting unit. This transaction resulted in a total pre-tax gain of $7.2 million included in selling, general and administrative expenses (exclusive of depreciation and amortization) in the consolidated statements of operations for the year ended December 31, 2023. Per the terms of the sales agreement, the Company may receive additional cash consideration upon the future occurrence of certain earn out events described in the sales agreement.

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

LLPS: Our LLPS segment provides a broad array of support services in connection with class action settlement administration, claims adjudication, labor, employment and other legal matters. Our customer base consists of corporate counsel, government attorneys, and law firms.

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

As of December 31, 2023, we had approximately 14,100 employees globally excluding China as the Company has closed its China operations, with 7,200 employees located in Americas and EMEA, and the remainder located primarily in India and the Philippines.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $509.7 million and $540.9 million for the years ended December 31, 2023 and 2022, respectively. The majority of our personnel costs are variable and are incurred only while we are providing our services. In certain jurisdictions, for example many countries in Europe, there is a statutory payment requirement for any people made redundant due to automation or relocation of delivery locations.

Facilities

We lease and own numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico, and the Philippines. Our owned and leased facilities house general offices, sales offices, service locations, and production facilities.

The size of our active property portfolio as of December 31, 2023 was approximately 2.7 million square feet. As of December 31, 2023, our active property portfolio comprised of 100 leased properties and 7 owned properties. We reduced our active portfolio of leased properties by 11 properties during 2023 with the continued adoption of our work from anywhere program.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance of our consolidated operations. We define EBITDA as net income, plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus transaction and integration costs; non-cash equity compensation, (gain) or loss from sale or disposal of assets or business, non-recurring charges and impairment charges; and other infrequent, or unusual costs and expenses. See “—Other Financial Information (Non-GAAP Financial Measures)” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

The following table sets forth our results of operation data for the year ended December 31, 2023 compared to the year ended December 31, 2022.

	Year Ended December 31,
	2023	2022
Revenue:
ITPS	$732,319	$765,134
HS	251,380	239,270
LLPS	80,425	72,753
Total revenue	1,064,124	1,077,157
Cost of revenue (exclusive of depreciation and amortization):
ITPS	599,320	633,673
HS	185,796	190,835
LLPS	48,306	52,966
Total cost of revenues	833,422	877,474
Selling, general and administrative expenses (exclusive of depreciation and amortization)	150,672	176,524
Depreciation and amortization	60,535	71,831
Impairment of goodwill and other intangible assets	—	171,182
Related party expense	11,444	8,923
Operating profit (loss)	8,051	(228,777)
Interest expense, net	139,656	164,870
Debt modification and extinguishment costs (gain), net	(16,129)	4,522
Sundry expense (income), net	973	(957)
Other expense (income), net	(884)	14,170
Net loss before income taxes	(115,565)	(411,382)
Income tax expense	(8,868)	(4,199)
Net loss	$(124,433)	$(415,581)

Revenue

For the year ended December 31, 2023, our revenue on a consolidated basis decreased by $13.0 million, or 1.2%, to $1,064.1 million from $1.077.2 million for the year ended December 31, 2022. We experienced revenue decline in our ITPS segment of $32.8 million while revenue increased in our HS segment and LLPS segment by $12.1 million and $7.7 million respectively. Our ITPS, HS, and LLPS segments constituted 68.8%, 23.6%, and 7.6% of total revenue, respectively, for the year ended December 31, 2023, compared to 71.0%, 22.2%, and 6.8%, respectively, for the year ended December 31, 2022. The revenue changes by reporting segment were as follows:

ITPS—Revenue attributable to our ITPS segment was $732.3 million for the year ended December 31, 2023 compared to $765.1 million for the year ended December 31, 2022. The majority of this revenue decline is attributable to exiting contracts and statements of work from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success. In June 2023, we sold our high-speed scanner business and this resulted in $6.8 million lower revenue in the current fiscal compared to the year ended December 31, 2022. The impact in revenue is also linked to market conditions including customer buying behavior, emerging technologies and market disruptors. The reported ITPS segment revenue benefited by $0.6 million from currency conversion during the year ended December 31, 2023, compared to the year ended December 31, 2022.

HS—For the year ended December 31, 2023, revenue attributable to our HS segment increased by $12.1 million, or 5.1%, to $251.4 million from $239.3 million for the year ended December 31, 2022. The increase in revenue was primarily due to higher volumes from our new and existing healthcare customers.

LLPS—Revenue attributable to our LLPS segment was $80.4 million for the year ended December 31, 2023 compared to $72.8 million for the year ended December 31, 2022. The increase in revenue by $7.7 million, or 10.5%, is primarily due to an increase in project based engagements in legal claims administration services.

Cost of Revenue

For the year ended December 31, 2023, our cost of revenue decreased by $44.1 million, or 5%, compared to the year ended December 31, 2022. Costs in our ITPS segment decreased by $34.4 million, or 5.4%, primarily attributable to the corresponding decline in revenues. HS segment costs decreased by $5.0 million, or 2.6% primarily due to decrease in employee-related cost. LLPS segment cost of revenue decreased by $4.7 million, or 8.8% primarily due to lower employee related costs and third party operating costs.

The decrease in cost of revenues on a consolidated basis was primarily due to a decrease in employee-related costs of $31.8 million, lower infrastructure and maintenance costs of $9.3 million, lower other operating costs of $7.0 million which primarily include supplies, cost of products, service expenses, offset by higher travel costs of $0.1 million and pass through cost of $4.0 million. The Company has also recorded an impairment charge of $1.9 million on right-of-use assets during the year ended December 31, 2023, which is part of infrastructure and maintenance cost.

Cost of revenue for the year ended December 31, 2023 was 78.3% of revenue compared to the 81.5% of revenue for the comparable same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) decreased by $25.9 million, or 14.6%, to $150.7 million for the year ended December 31, 2023, compared to $176.5 million for the year ended December 31, 2022. The decrease in our SG&A costs was primarily attributable to a gain of $7.2 million on sale of the high-speed scanner business, $10.8 million in business interruption insurance recoveries, lower employee related costs by $0.9 million, lower travel costs of $0.8 million, lower infrastructure, maintenance and operating costs of $3.4 million, lower legal and professional fees of $6.3 million and lower other SG&A expenses of $3.1 million partially offset by employee severances and facility exit costs of $4.3 million, including $1.8 million for exit costs related to China operations. SG&A expenses decreased as a percentage of revenues to 14.2% for the year ended December 31, 2023 as compared to 16.4% for the year ended December 31, 2022.

Depreciation & Amortization

Total depreciation and amortization expense was $60.5 million and $71.8 million for the years ended December 31, 2023 and 2022, respectively. The decrease in total depreciation and amortization expense by $11.3 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Impairment of Goodwill and Other Intangible Assets

There was no impairment of goodwill and other intangible assets for the year ended December 31, 2023. Impairment of goodwill and other intangible assets for the year ended December 31, 2022 was $171.2 million. During the three months ended September 30, 2022 and year ended December 31, 2022 the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, and concluded that a triggering event for an interim impairment analysis had occurred in the third quarter and fourth quarter of 2022. As a result of the interim impairment analysis at September 30, 2022, the Company recorded an impairment charge of $29.6 million and the interim impairment analysis at December 31, 2022, the Company recorded an additional impairment charge of $141.6 million including taxes to goodwill relating to ITPS.

Related Party Expenses

Related party expense was $11.4 million for the year ended December 31, 2023 compared to $8.9 million for the year ended December 31, 2022. The increase in related party expenses is on account of increase in our cloud solution consumption.

Interest Expense

Interest expense was $139.7 million for the year ended December 31, 2023 compared to $164.9 million for the year ended December 31, 2022. The decrease in interest expenses by $25.2 million was primarily due to amortization of debt exchange premium and reduction in interest costs due to exchange of July 2026 Notes for April 2026 Notes during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Debt Modification and Extinguishment Costs (Gain), net

Debt modification and extinguishment gain was $16.1 million for the year ended December 31, 2023 compared to a net extinguishment loss of $4.5 million for the year ended December 31, 2022.

During the year ended December 31, 2023, we repurchased $13.8 million principal amount of 2023 Notes for a cash consideration of $4.4 million. The gain on early extinguishment of debt for the 2023 Notes (as defined below) totaled $9.9 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the year ended December 31, 2023, we repurchased $15.1 million principal amount of the 2023 Term Loans (as defined below) outstanding under the Credit Agreement for a cash consideration of $8.0 million. The gain on early extinguishment of debt for the 2023 Term Loans repurchases totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. In July 2023, the Company recorded an additional debt extinguishment gain of $0.6 million when the Company fully repaid and discharged the remaining outstanding balance of $48.4 million under the 2023 Term Loans by making a cash payment of $44.8 million and by issuance of $3.0 million principal amount of the April 2026 Notes in an exchange transaction. On July 11, 2023, the Company fully repaid and discharged the remaining outstanding balance of $48.4 million of the 2023 Term Loans by making a cash payment of $44.8 million and by issuance of $3.0 million principal amount of the April 2026 Notes in an exchange transaction (as further discussed below). The Company recorded $0.6 million debt extinguishment gain on repayment of the 2023 Term Loans. During the year ended December 31, 2023, we paid $1.6 million of exit fees on the partial prepayment of the BRCC Term Loan (as defined and described further in the description of “Indebtedness” below) which was treated as a debt extinguishment cost.

For the year ended December 31, 2022, the Company recorded a debt extinguishment cost of $9.0 million in connection with partial prepayment of $50.0 million in cash on the $100.0 million senior secured revolving facility maturing July 12, 2022. Additionally, the exit fees paid on the partial prepayment of BRCC Term Loan was treated as a debt extinguishment cost offset by gain on extinguishment of debt of $5.3 million related to buyback of July 2026 Notes.

Sundry Expense (Income), net

Sundry expense, net was $1.0 million for the year ended December 31, 2023 compared to sundry income, net of $1.0 million for the year ended December 31, 2022. The change over the prior year period is primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Expense (Income), net

Other income, net was $0.9 million for the year ended December 31, 2023 compared to other expense, net of $14.2 million for the year ended December 31, 2022. The decrease in expense was primarily attributable to re-measurement of our true-up guarantee obligation under the Revolver Exchange (as defined below) and accrual of true-up liability based on the market price of the July 2026 Notes in other expense, net during the year ended December 31, 2022.

Income Tax Expense

We had an income tax expense of $8.9 million for the year ended December 31, 2023 compared to income tax expense of $4.2 million for the year ended December 31, 2022. The increase in tax expense from the prior year was largely due to improvement in operating performance.

Other Financial Information (Non-GAAP Financial Measures)

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus taxes, interest expense, and depreciation and amortization. We have historically defined Adjusted EBITDA, including in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as EBITDA plus optimization and restructuring charges, including severance and retention expenses; transaction and integration costs; other non-cash charges, including non-cash compensation, (gain) or loss from sale or disposal of assets, and impairment charges; and management fees and expenses consistent with the definitions contained in our debt agreements.

Beginning with this Annual Report, the Company has made certain changes to the way it defines Adjusted EBITDA that impact the comparability of the metrics to prior periods. Specifically, the Company will no longer include optimization and restructuring expenses, contract costs and certain other charges that we historically added back to our computation of Adjusted EBITDA consistent with the definitions in our debt agreements. The Company’s presentation of Adjusted EBITDA for prior years in this Annual Report also reflects this updated definition of Adjusted EBITDA (i.e., will not be the same as set forth in prior filings due to the change of definition).

We present EBITDA and Adjusted EBITDA because we believe they provide useful information regarding the factors and trends affecting our business in addition to measures calculated under GAAP.

Note Regarding Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA are not financial measures presented in accordance with GAAP. We believe that the presentation of these non-GAAP financial measures will provide useful information to investors in assessing our financial performance and results of operations as our Board and management use EBITDA and Adjusted EBITDA to assess our financial performance, because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation and amortization) and items outside the control of our management team. Net loss is the GAAP measure most directly comparable to EBITDA and Adjusted EBITDA. Our non-GAAP financial measures should not be considered as alternatives to the most directly comparable GAAP financial measure. Each of these non-GAAP financial measures has important limitations as analytical tools because they exclude some but not all items that affect the most directly comparable GAAP financial measures. These non-GAAP financial measures are not required to be uniformly applied, are not audited and should not be considered in isolation or as substitutes for results prepared in accordance with GAAP. Because EBITDA and Adjusted EBITDA may be defined differently by other companies in our industry, our definitions of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

The following tables present a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net Loss	$(124,433)	$(415,581)
Taxes	8,868	4,199
Interest expense	139,656	164,870
Depreciation and amortization	60,535	71,831
EBITDA	84,626	(174,681)
Transaction and integration costs (1)	6,172	18,586
Non-cash equity compensation (2)	115	985
Other charges including non-cash (3)	(12,991)	35,932
Loss/(gain) on sale of assets (4)	1,105	1,357
Loss/(gain) on business disposals (5)	(7,223)	—
Debt modification and extinguishment costs (gain), net	(16,129)	4,522
Loss/(gain) on derivative instruments	—	(1,091)
Exit costs related to China operations	1,850	—
XBP Europe related de-SPAC costs	2,478	—
Impairment of goodwill, other intangible assets	—	171,182
Adjusted EBITDA	$60,003	$56,792

(1)	Represents non-recurring legal, consulting and other fees and expenses incurred in connection with acquisitions, dispositions, debt-exchanges and other extraordinary transactions and events during the applicable period.
(2)	Represents the non-cash charges related to restricted stock units and options.
(3)	Represents fair value adjustments to our true-up guarantee obligation under the Revolver Exchange (as defined below), network outage related costs and related insurance recoveries, legal settlement costs for class action.
(4)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(5)	Represents a loss/(gain) recognized on the sale of high-speed scanner business in the second quarter of 2023.

Liquidity and Capital Resources

Overview

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The following conditions raised substantial doubt about our ability to continue as a going concern: a history of net losses, working capital deficits, accumulated deficit and significant cash payments for interest on our long-term debt. Going concern matters are more fully discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies.

Liquidity is the availability of adequate amounts of cash with an enterprise to meet its needs for cash requirements. At December 31, 2023, cash, restricted cash, and cash equivalents totaled $67.2 million, including restricted cash of $43.8 million. As of December 31, 2023, our working capital deficit amounted to $213.7 million, a decrease of $105.9 million as compared to working capital deficit of $319.6 million as of December 31, 2022. This decrease in working capital deficit is primarily a result of repayments and a decrease in the current portion of long-term debt and a decrease in accrued interest due to debt reduction.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments and taxes. Specifically, $19.9 million outstanding under the BRCC Revolver (as defined and described further in the description of “Indebtedness” below) is payable in eight (8) monthly installments of $2.0 million commencing January 31, 2024, with the remaining outstanding principal balance of $3.9 million payable on September 30, 2024. The current maturities of the Senior Secured Term Loan and the other debts are $2.0 million and $8.1 million, respectively. See Note 11 – Long-Term Debt and Credit Facilities, Note 13 – Employee Benefit Plans, and Note 14 – Commitments and Contingencies, to our consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.

We plan to spend approximately 1.5% of total revenue on total capital expenditures over the next twelve months. Our business model has evolved to leverage cloud hosted platforms. This has reduced our capital expenditures and increased our operating expenses. This is the primary driver of changes in our capital expenditures when compared with historical periods. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives, applications or technologies, operation centers and acquisition of complementary businesses, which may require the use of significant cash resources and/or additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all adversely impacting our plans.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has implemented favorable provisions of the CARES Act, including the refundable payroll tax credits and the deferment of employer social security payments. At the end of 2021, the Company paid a portion of the deferred employer social security due as per Internal Revenue Services guidance. The remaining balance of deferred employer social security taxes will need to be paid by fiscal year 2024. The Company similarly used COVID-19 relief measures in various European jurisdictions, including permitted deferrals of certain payroll, social security and value added taxes. At the end of 2021, the Company paid a portion of these deferred payroll taxes, social security and value added taxes. The remaining balance of European deferred payroll taxes, social security and value added taxes will need to be paid by fiscal year 2025 as per deferment timeline.

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

Supplement	Period	Number of Shares Sold	Weighted Average Price Per Share	Gross Proceeds	Net Proceeds
Prospectus supplement dated May 27, 2021 with an aggregate offering price of up to $100.0 million (“Common ATM Program–1”)	May 28, 2021 through July 1, 2021	12,356	$8,032.74	$99.3 million	$95.7 million
Prospectus supplement dated June 30, 2021 with an aggregate offering price of up to $150.0 million (“Common ATM Program–2”)	June 30, 2021 through September 2, 2021	14,395	$10,413.79	$149.9 million	$144.4 million
Prospectus supplement dated September 30, 2021 with an aggregate offering price of up to $250.0 million (“Common ATM Program–3”)	October 6, 2021 through March 31, 2022	83,719	$2,986.18	$250.0 million	$241.0 million
Prospectus supplement dated May 23, 2022 with an aggregate offering price of up to $250.0 million (“Common ATM Program–4”) (1)	May 24, 2022 through March 31, 2023	6,262,182	$36.15	$226.4 million	$219.3 million

(1)	Due to the late filing of 2022 Form 10-K the Company lost eligibility to use Form S-3 (and thereby the ability to conduct at the market offerings and one of its sources of liquidity) for a period of time which was extended, as a result of subsequent delinquent quarterly reports on Form 10-Q, including for the period ended September 30, 2023 (the “Q3 Form 10-Q”). As of the date of this filing, the Company does not expect to regain eligibility to use Form S-3 until twelve full calendar months following the date the Q3 Form 10-Q was due. Any future delinquency with respect to the filing of a Form 10-K, Form 10-Q, or certain Form 8-Ks will cause the Company to lose Form S-3 eligibility for at least twelve (12) calendar months from the due date of the delinquent filing.

The Amended Receivables Purchase Agreement (as defined and described further in the description of “Indebtedness” below) entered into on June 17, 2022, provides us access to liquidity through the sale of receivables. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the purchasers of the receivables. The Company de-recognized $522.7 million and $408.9 million of accounts receivable under this agreement during the years ended December 31, 2023 and 2022, respectively. The amount remitted to the Purchasers during fiscal years 2023 and 2022 was $507.6 million and $308.7 million, respectively. Unsold accounts receivable of $41.2 million and $46.5 million were pledged by the SPEs as collateral to the Purchasers as of December 31, 2023, and 2022, respectively.

On August 10, 2022, the Company’s Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company is authorized to repurchase, from time to time, up to 50,000 shares of Common Stock over the following two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Common Stock, general business and market conditions and other investment considerations and factors. No shares were repurchased under the 2022 Share Buyback Program during the year ended December 31, 2023. As of December 31, 2023, we had repurchased and concurrently retired a total of 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program.

On December 7, 2023, the Company received insurance claim settlement proceeds of $9.9 million under the business interruption claim filed for the network outage which occurred in June 2022. The Company received additional settlement proceeds of $0.9 million over the year 2023 under similar claims. These proceeds were used for working capital.

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

Cash Flows

The following table summarizes our cash flows for the years indicated:

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$3,556	$(87,162)
Net cash provided by (used in) investing activities	17,918	(21,770)
Net cash provided by financing activities	624	106,639
Subtotal	22,098	(2,293)
Effect of exchange rates on cash, restricted cash and cash equivalents	(12)	(700)
Net increase (decrease) in cash, restricted cash and cash equivalents	$22,086	$(2,993)

Analysis of Cash Flow Changes between the years ended December 31, 2023 and December 31, 2022

Operating Activities— Net cash provided by operating activities was $3.6 million for the year ended December 31, 2023, compared to net cash used in operating activities of $87.2 million for the year ended December 31, 2022. The decrease of $90.7 million in cash used in operating activities for the year ended December 31, 2023 was due to lower cost of revenue, lower selling, general and administrative expenses, insurance proceeds received for business interruption and other expenses, improvement in operating cycle for accounts payable and accrued liabilities primarily on account of lower interest expense for the period, and higher cash inflow from sales of accounts receivable.

Investing Activities— Net cash provided by investing activities was $17.9 million for the year ended December 31, 2023, compared to cash used in investing activities of $21.8 million for the year ended December 31, 2022. The decrease of $39.7 million in cash used in investing activities for the year ended December 31, 2023 was primarily due to $29.8 million of net cash proceeds from the sale of the high-speed scanner business and lower additions to property, plant and equipment and patents in 2023 offset by higher additions to internally developed software.

Financing Activities— Net cash provided by financing activities was $0.6 million for the year ended December 31, 2023, compared to cash provided by financing activities of $106.6 million for the year ended December 31, 2022. The decrease of $106.0 million in cash provided by financing activities for the year ended December 31, 2023 was primarily as a result of net repayment of the BRCC Term Loan, senior secured term loans and other loans of $132.3 million, debt issuance costs of $8.5 million, cash outflow of $11.9 million for debt repurchases (all as defined and described further in the description of “Indebtedness” below), which is offset by $67.0 million of net proceeds from equity offerings, $40.0 million of proceeds from the Senior Secured Term Loan, $31.5 million of proceeds from the Second Lien Note, $9.6 million of proceeds from borrowings under the BRCC Revolver and $5.2 million of proceeds from issuance of XBP Europe’s common stock.

Indebtedness

Following is a description of the Company’s key credit facilities since the Novitex Business Combination, when we borrowed term loans of $350.0 million, issued notes of $1.0 billion and established a revolving facility of $100.0 million. Proceeds from the indebtedness were initially used to pay off credit facilities existing immediately before the Novitex Business Combination.

2023 Term Loans

On July 13, 2018, subsidiaries of the Company repriced $343.4 million of term loans then outstanding under that certain First Lien Credit Agreement, dated July 12, 2017, with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, Natixis, New York Branch and KKR Corporate Lending LLC (the “Repricing Term Loans”) and borrowed an additional $30.0 million pursuant to incremental term loans (the “2018 Incremental Term Loans”). On April 16, 2019, subsidiaries of the Company borrowed a further $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”, and, together with the 2018 Incremental Terms Loans and Repricing Term Loans, referred to herein as the “2023 Term Loans”). The subsidiaries of the Company made periodic interest and principal repayments on the 2023 Term Loan.

On December 9, 2021, in a private exchange transaction, subsidiaries of the Company exchanged $212.1 million of 2023 Term Loans for $84.3 million in cash and in $127.8 million principal amount of new 11.500% First-Priority Senior Secured Notes scheduled to mature July 15, 2026 (the “July 2026 Notes”) issued by Exela Intermediate LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company (together, the “Issuers”).

As a result of the private exchange, repurchases (as discussed below) and periodic principal repayments, $48.4 million aggregate principal amount of the 2023 Term Loans were outstanding as of July 11, 2023, the date the Company fully repaid and discharged the remaining outstanding balance of the 2023 Term Loans by making a cash payment of $44.8 million and by issuance of $3.0 million principal amount of new 11.500% First-Priority Senior Secured Notes scheduled to mature April 15, 2026 (the “April 2026 Notes”) issued by the Issuers in an exchange transaction (as discussed below).

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

On December 9, 2021, upon the settlement of a public exchange, $662.7 million aggregate principal amount of the July 2026 Notes were issued and an aggregate $225.0 million in cash (plus accrued but unpaid interest) was paid to participating holders in respect of the validly tendered $912.7 million principal amount of outstanding 2023 Notes.

As a result of the 2021 public exchange and repurchases (as discussed below), $9.0 million aggregate principal amount of the 2023 Notes remained outstanding as of July 11, 2023, the date the Company fully repaid and discharged the remaining outstanding balance of the 2023 Notes in cash.

July 2026 Notes

As of December 31, 2022, the Issuers had $980.0 million aggregate principal amount of the July 2026 Notes outstanding. During the year ended December 31, 2023, no July 2026 Notes were sold by subsidiaries of the Company. The July 2026 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The July 2026 Notes bear interest at a rate of 11.5% per year. We are required to pay interest on the July 2026 Notes on January 15 and July 15 of each year, and commenced making such interest payments on July 15, 2022. The July 2026 Notes are scheduled to mature on July 15, 2026. The Issuers may redeem the July 2026 Notes in whole or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

On July 11, 2023, the Issuers, certain guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture (the “April 2026 Notes Indenture”) governing the Company’s April 2026 Notes and issued approximately $764.8 million aggregate principal amount of the April 2026 Notes as consideration for the exchange of $956.0 million aggregate principal amount of the Issuers’ existing July 2026 Notes pursuant to a public exchange offer (the “2023 Exchange”). The Company performed an assessment of the 2023 Exchange and determined that it met the criteria to be accounted for as a troubled debt restructuring under ASC 470-60, Troubled Debt

Restructurings by Debtors. The undiscounted cash flows associated with the April 2026 Notes issued were compared to the carrying value of the exchanged July 2026 Notes and since the undiscounted cash flows of the April 2026 Notes exceeded the carrying value of the exchanged July 2026 Notes, the carrying value of the April 2026 Notes was established at the carrying value of the exchanged July 2026 Notes and the Company established new effective interest rates based on the carrying value of the exchanged July 2026 Notes prior to the 2023 Exchange. The difference between the principal amount of the issued April 2026 Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s consolidated balance sheets. The Company recorded a premium of $142.3 million on the notes exchange, which will be reduced following the effective interest method as contractual interest payments are made on the April 2026 Notes.

On July 11, 2023, we entered into a seventh supplemental indenture to the July 2026 Notes Indenture which eliminated substantially all of the restrictive covenants, eliminated certain events of default, modified covenants regarding mergers and consolidations and modified or eliminated certain other provisions, including certain provisions relating to future guarantors and defeasance, contained in the July 2026 Notes Indenture and the July 2026 Notes. In addition, all of the collateral securing the July 2026 Notes was released pursuant to the seventh supplemental indenture.

As a result of the 2023 Exchange and repurchases (as discussed below), $24.0 million aggregate principal amount of the July 2026 Notes maturing July 15, 2026 remained outstanding as of December 31, 2023.

Senior Secured April 2026 Notes

On July 11, 2023, the Issuers issued approximately $767.8 million aggregate principal amount of the April 2026 Notes under the April 2026 Notes Indenture, which includes (i) $764.8 million aggregate principal amount of the April 2026 Notes issued under the 2023 Exchange (as described above) and (ii) $3.0 million aggregate principal amount of the April 2026 Notes issued as consideration for the exchange of certain of the Company’s outstanding 2023 Term Loans (as described above).

The April 2026 Notes are scheduled to mature on April 15, 2026. Interest on the April 2026 Notes will accrue at 11.500% per annum and will be paid semi-annually, in arrears, on January 15 and July 15 of each year, beginning July 15, 2023. Interest will be payable in cash or in kind by issuing additional April 2026 Notes (or increasing the principal amount of the outstanding April 2026 Notes) (“PIK Interest”) as follows: (A) for the July 15, 2023 interest payment date, such interest was paid in kind as PIK Interest, (B) for each interest payment date from and including the January 15, 2024 interest payment date through and including the July 15, 2024 interest payment date, such interest shall be paid in cash in an amount equal to (i) 50% of such interest plus (ii) an amount not to exceed an amount that, pro forma for such payment, would leave the issuers with Unrestricted Cash (as defined in the April 2026 Notes Indenture) of at least $15 million, with the remaining interest paid in kind as PIK Interest, and (C) for interest payment dates falling on or after January 15, 2025, such interest shall be paid in cash.

On July, 15, 2023, the Company issued $44.1 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest due on July 15, 2023. $811.9 million aggregate principal amount of the April 2026 Notes maturing April 15, 2026 remained outstanding as of December 31, 2023.

The Issuers’ obligations under the April 2026 Notes and the April 2026 Notes Indenture are irrevocably and unconditionally guaranteed, jointly and severally, by the same guarantors (the “Guarantors”) that guarantee the July 2026 Notes (other than certain guarantors that have ceased to have operations or assets) and by certain of the Issuers’ other affiliates (“Affiliated Guarantors”). The April 2026 Notes and the related guarantees are first-priority senior secured obligations of the Issuers and the Guarantors.

The Issuers may redeem the April 2026 Notes at their option, in whole at any time or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, the April 2026 Notes will be mandatorily redeemable in part upon the sale of certain assets that constitute additional credit support.

The April 2026 Notes Indenture contains covenants that limit the Issuers’ and the Affiliated Guarantors and their respective subsidiaries’ ability to, among other things, (i) incur or guarantee additional indebtedness, (ii) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments, (iii) make investments, (iv) consummate certain asset sales, (v) engage in certain transactions with affiliates, (vi) grant or assume certain liens and (vii) consolidate, merge or transfer all or substantially all of their assets. These covenants are subject to a number of important limitations and exceptions. In addition, upon the occurrence of specified change of control events, the Issuers must offer to repurchase the April 2026 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The April 2026 Notes Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding April 2026 Notes to be due and payable immediately.

Repurchases

In July 2021, the Company commenced a debt buyback program to repurchase senior secured indebtedness, which is ongoing. During the year ended December 31, 2022, we repurchased $15.0 million principal amount of the July 2026 Notes for a net cash consideration of $4.7 million. The gain on early extinguishment of debt for the July 2026 Notes during the year ended December 31, 2022 totaled $5.3 million and is inclusive of $5.0 million and $0.1 million write off of original issue discount and debt issuance costs, respectively.

During the year ended December 31, 2023, we repurchased $13.8 million principal amount of the 2023 Notes for a cash consideration of $4.4 million. The gain on early extinguishment of debt for the 2023 Notes during the year ended December 31, 2023 totaled $9.9 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the year ended December 31, 2023, we repurchased $15.1 million principal amount of the 2023 Term Loans for a cash consideration of $8.0 million. The gain on early extinguishment of debt for the 2023 Term Loans during the year ended December 31, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs.

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

During the year ended December 31, 2023, we borrowed $9.6 million of principal amount under the BRCC Revolver. During the year ended December 31, 2023, we repaid $48.5 million and $9.7 million of outstanding principal amount under the BRCC Term Loan and the BRCC Revolver, respectively along with $1.6 million of exit fees on the BRCC Term Loan. The exit fees paid on the prepayment of the BRCC Term Loan were treated as a debt extinguishment cost under ASC 470-50, Modifications and Extinguishments and reported within debt modification and extinguishment costs (gain), net in our consolidated statements of operations. The BRCC Facility matured on June 10, 2023. As of December 31, 2023, the Company had fully repaid the outstanding balances under the BRCC Term Loan. As of December 31, 2023, there were borrowings of $19.9 million outstanding under the BRCC Revolver. The outstanding principal amount under the BRCC Revolver is payable in eight (8) monthly installments of $2.0 million commencing January 31, 2024, with the remaining outstanding principal balance of $3.9 million payable on September 30, 2024.

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

The Company may, at any time, elect to have interest on all or a portion of the loans be charged at a rate of interest based upon Term SOFR (the “SOFR Option”) by notifying the administrative agent at least three (3) business days. Such notice needs to be provided in the case of the continuation of a SOFR Rate Loan as a SOFR Rate Loan on the last day of the then current interest period. The Company shall have not more than five (5) SOFR Rate Loans in effect at any given time, and only may exercise the SOFR Option for SOFR Rate Loans of at least $500,000 and integral multiples of $100,000 in excess thereof.

As of December 31, 2023, there were borrowings of $39.5 million outstanding under the Senior Secured Term Loan. The outstanding principal amount of the Senior Secured Term Loan shall be repaid in ten (10) equal quarterly installments of $0.5 million commencing March 31, 2024, with the remaining outstanding principal amount of $34.5 million payable at maturity along with accrued and unpaid interest. The maturity date of the Senior Secured Term Loan is January 14, 2026.

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

The Securitization Borrower, Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE,” and together with the Securitization Borrower, the “SPEs”), the Company, and certain of our operating subsidiaries that agreed to sell receivables in connection with the Securitization

Facility (the “Securitization Originators”) provided customary representations and covenants under the agreements underlying the Securitization Facility. The Securitization Facility identified certain events of default upon the occurrence of which the Securitization Administrative Agent may declare the facility’s termination date to have occurred and declare the outstanding Securitization Loan and all other obligations of the Securitization Borrower to be immediately due and payable, however the Securitization Facility does not include an ongoing liquidity covenant like the A/R Facility and aligns reporting obligations with the Company’s other material indebtedness agreements.

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

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (as amended, the “Amended Receivables Purchase Agreement”) under a $150.0 million Securitization Facility among certain of the Company’s subsidiaries, the SPEs and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the Securitization Facility such that the SPEs may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable, because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company, the Securitization Originators, or any other relevant subsidiaries.

On June 17, 2022, the Company sold $85.0 million of its accounts receivable and used the whole proceeds from this sale to repay part of the $91.9 million borrowings under the Securitization Facility (as discussed above). These sales were transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s consolidated balance sheet. The Company de-recognized $522.7 million and $408.9 million of accounts receivable under this agreement during the years ended December 31, 2023 and 2022, respectively. The amount remitted to the Purchasers during fiscal years 2023 and 2022 was $507.6 million and $308.7 million, respectively. Unsold accounts receivable of $41.2 million and $46.5 million were pledged by the SPEs as collateral to the Purchasers as of December 31, 2023, and 2022, respectively. These pledged accounts receivables are included in accounts receivable, net in the consolidated balance sheets. The program resulted in a pre-tax loss of $9.0 million and 3.1 million for the years ended December 31, 2023 and 2022, respectively.

BR Exar AR Facility

On February 15, 2023, certain of the Company’s subsidiaries entered into a receivables purchase agreement (the “First RPA”) with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC. The Company received $9.8 million, net of legal and other fees of $0.2 million, in purchase price under the First RPA. Under the terms of the First RPA, certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $13.5 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected the entire outstanding balance of $13.5 million under the First RPA during the period from March 2023 to April 2023. Subsequent to the First RPA, certain of the Company’s subsidiaries entered into an another receivables purchase agreement on June 13, 2023 and additional eight (8) amendments to this receivables purchase agreement over the course of fiscal 2023 (the “Second RPA”, together with the First RPA, the “BR Exar AR Facility”) with BREL. The Company received $32.3 million, net of legal and other fees of $0.2 million, in purchase price under the Second RPA. Under the terms of the Second RPA, the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected a total of $39.8 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected the entire outstanding balance of $39.8 million under the Second RPA during the period from June 2023 to December 2023. As of December 31, 2023, there was no outstanding balance under the BR Exar AR Facility.

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

As of December 31, 2023, there were borrowings of $31.5 million outstanding under the Second Lien Note payable at maturity.

Historical Trend Information

The following selected consolidated financial data should be read in conjunction with Item 8, "Financial Statements and Supplementary Data" of this Annual Report in order to fully understand factors that may affect the comparability of the financial data. The following selected Consolidated Balance Sheet data as of December 31, 2023 and 2022 and selected Consolidated Statements of Operations for the years ended December 31, 2023 and 2022 are derived from our audited financial statements included in Item 8 of this Annual Report. The following selected consolidated financial data is provided here as historical trend information. The historical results do not necessarily indicate results expected for any future period.

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021	2020	2019
Statements of Operations Information:
Revenue	$1,064,124	$1,077,157	$1,166,606	$1,292,562	$1,562,337
Cost of revenue (exclusive of depreciation and amortization)	833,422	877,474	889,095	1,023,544	1,224,735
Selling, general and administrative expenses (exclusive of depreciation and amortization)	150,672	176,524	169,781	186,104	198,864
Depreciation and amortization	60,535	71,831	77,150	93,953	100,903
Impairment of goodwill and other intangible assets	—	171,182	—	—	349,557
Related party expense	11,444	8,923	9,191	5,381	9,501
Operating profit (loss)	8,051	(228,777)	21,389	(16,420)	(321,223)
Other expense (income), net:
Interest expense, net	139,656	164,870	168,048	173,878	163,449
Debt modification and extinguishment costs (gain), net	(16,129)	4,522	(16,689)	9,589	1,404
Sundry expense (income), net	973	(957)	363	(153)	969
Other expense (income), net	(884)	14,170	401	(34,788)	14,429
Net loss before income taxes	(115,565)	(411,382)	(130,734)	(164,946)	(501,474)
Income tax expense	(8,868)	(4,199)	(11,656)	(13,584)	(7,642)
Net loss	(124,433)	(415,581)	(142,390)	(178,530)	(509,116)
Net profit (loss) attributable to noncontrolling interest in XBP Europe, net of taxes	723	—	—	—	—
Net loss attributable to Exela Technologies, Inc.	$(125,156)	$(415,581)	$(142,390)	$(178,530)	$(509,116)
Cumulative dividends for Series A Preferred Stock	(3,961)	(3,588)	(1,576)	(1,309)	(3,309)
Cumulative dividends for Series B Preferred Stock	(4,718)	(3,665)	—	—	—
Net loss attributable to common stockholders	$(133,835)	$(422,834)	$(143,966)	$(179,839)	$(512,425)
Loss per share:
Basic	(22.37)	(1,372.98)	(4,880.20)	(14,637.72)	(42,199.21)
Diluted	(22.37)	(1,372.98)	(4,880.20)	(14,637.72)	(42,199.21)
Weighted average number of shares outstanding (1):
Basic	5,983,517	307,967	29,500	12,286	12,143
Diluted	5,983,517	307,967	29,500	12,286	12,143

(1)	Excluding in each case the 381 shares returned to the Company in the first quarter of 2020 in connection with the Appraisal Action, which were treated as outstanding until they were returned to the Company.

	As of December 31,
(in thousands)	2023	2022	2021	2020	2019
Balance Sheet Data:
Cash and cash equivalents	$23,341	$15,073	$20,775	$68,221	$6,198
Accounts receivable, net of allowance for credit losses	76,893	101,616	184,102	206,868	261,400
Working capital	(213,674)	(319,549)	(311,949)	(131,446)	(147,056)
Total Assets	636,337	721,912	1,037,023	1,157,779	1,258,324
Long‑term debt, net of current maturities	1,030,580	942,035	1,012,452	1,498,004	1,398,385
Total liabilities	1,495,172	1,529,501	1,703,795	2,084,311	2,001,365
Total stockholders’ deficit	(858,835)	(807,589)	(666,772)	(926,532)	(743,041)

Potential Future Transactions

We may, from time to time explore and evaluate possible strategic transactions, which may include joint ventures, as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, additional funds will likely be required. Subject to applicable contractual restrictions, to obtain such financing, we may seek to use cash on hand, or we may seek to raise additional debt or equity financing through private placements or through underwritten offerings. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all. In addition, pursuant to registration rights agreements that we have entered into, or may enter into in the future, certain of our stockholders may have the right to demand underwritten offerings of our Common Stock. We may from time to time in the future explore, with certain of those stockholders the possibility of an underwritten public offering of our Common Stock held by those stockholders. There can be no assurance as to whether or when an offering may be commenced or completed, or as to the actual size or terms of the offering.

Critical Accounting Policies and Estimates

The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies and estimates are described below to provide a better understanding of how we develop our assumptions and judgments about future events and related estimations and how they can impact our financial statements. A critical accounting estimate is one that requires subjective or complex estimates and assessments, and is fundamental to our results of operations. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the current assumptions, judgments and estimates used to determine amounts reflected in our consolidated financial statements are appropriate; however, actual results may differ under different conditions. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this document.

Goodwill and other intangible assets: Goodwill and other intangible assets are initially recorded at their fair values. Goodwill represents the excess of the purchase price of acquisitions over the fair value of the net assets acquired. Our goodwill at December 31, 2023 and 2022 was $170.5 million and $186.8 million, respectively. Goodwill and indefinite-lived intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite useful lives are amortized either on a straight-line basis over the asset’s estimated useful life or on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized.

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

We conduct our annual goodwill impairment tests on October 1st of each year, or more frequently if indicators of impairment exist. When performing the annual impairment test, we have the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would be required to perform a quantitative impairment test for goodwill. A quantitative test requires comparison of fair value of the reporting unit to its carrying value, including goodwill. We use a combination of the Guideline Public Company Method of the Market Approach and the Discounted Cash Flow Method of the Income Approach to determine the reporting unit fair value. For the Guideline Public Company Method, our annual impairment test utilizes valuation multiples of publicly traded peer companies. For the Discounted Cash Flow Method, our annual impairment test utilizes discounted cash flow projections using market participant weighted average cost of capital calculation. If the fair value of goodwill at the reporting unit level is less than its carrying value, an impairment loss is recorded for the amount by which a reporting unit’s carrying amount exceeds its fair value, limited to the total amount of goodwill allocated to that reporting unit. We conducted our annual goodwill impairment test for year 2023 on October 1, 2023 and concluded that there was no impairment in our goodwill and other intangible assets during the year. During the third quarter of 2022, the Company concluded that a triggering event for an interim impairment analysis had occurred. Our evaluation incorporated factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization. As part of the assessment, long-term projections were revised resulting in lower than previously projected long-term future cash flows for the reporting units which reduced the estimated fair value to below carrying value. As a result of the interim impairment analysis at September 30, 2022, the Company recorded an impairment charge of $29.6 million, including taxes to goodwill relating to ITPS reporting unit. Additionally, later during the fourth quarter of 2022, the Company conducted its annual budgeting process along with an update to its long-range plan. Following the completion of that process, the Company made an evaluation based on factors such as changes in the Company’s growth rate and recent trends in the Company’s market capitalization, concluding that a triggering event for an impairment analysis had occurred. As a result, we performed another quantitative impairment test as of December 31, 2022, resulting in an additional goodwill impairment charge of $141.6 million, including taxes to goodwill relating to ITPS reporting unit. Therefore, as a result of these two impairment assessments in the third and fourth quarters of 2022, a total impairment charge of $171.2, including taxes was recorded to goodwill for the year ended December 31, 2022.

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

Benefit Plan Accruals: The Company has defined benefit plans in the U.K. and Germany under which participants earn a retirement benefit based upon a formula set forth in the respective plans. The Company records annual amounts relating to its pension plans based on calculations that incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, and compensation increases. The Company reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to do so.

Revenue: We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers (ASC 606). A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of our material sources of revenue are derived from contracts with customers, primarily relating to the provision of business and transaction processing services within each of our segments. We do not have any significant extended payment terms, as payment is received shortly after goods are delivered or services are provided. Refer to Note 2—Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report for additional information regarding our revenue recognition policy.

Income Taxes: We account for income taxes by using the asset and liability method. We account for income taxes regarding uncertain tax positions and recognize interest and penalties related to uncertain tax positions in income tax benefit/(expense) in the consolidated statements of operations.

The provisions of the Tax Cuts and Jobs Act (“TCJA”), which was enacted into law in 2017, has had a significant impact to the Company due to reduction in the corporate tax rate, imposition of a territorial tax regime and the limitation of the deduction of business interest.

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

Recently Adopted and Recently Issued Accounting Pronouncements

See Note 2—Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and Qualitative Disclosure About Market Risk

We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation and foreign currency translation and transaction risks, as well as risks to the availability of funding sources, hazard events and specific asset risks. Our market risk exposure is expected to be limited to risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we use financial instruments or derivative instruments for trading purposes.

Interest Rate Risk

At December 31, 2023, we had $948.0 million of principal amount of debt outstanding, with a weighted average interest rate of 11.7%. Interest is calculated at the stated fixed rate of interest under the term so of the majority of our loans. Interest is calculated under the terms of the Senior Secured Term Loan and the Second Lien Notes based on certain specified base rates plus an applicable margin that varies based on certain factors. Assuming no change in the principal amount outstanding, the impact on interest expense of a 1% increase or decrease in the assumed weighted average interest rate would be approximately $9.5 million per year.

Foreign Currency Risk

We are exposed to foreign currency risks that arise from normal business operations. These risks include transaction gains and losses associated with intercompany loans with foreign subsidiaries and transactions denominated in currencies other than a location’s functional currency. Our contracts are denominated in currencies of major industrial countries.

Equity Price Risk

We have in the past, and may in the future, seek to acquire additional funding by sale of common stock and other equity. The price of our common stock has been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our Common Stock at an acceptable price should the need for new equity funding arise.

Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We believe that inflation had a material effect on our business, more specifically on our costs of revenues as discussed in the sections results of operations for the twelve months ended months ended December 31, 2023 of our management’s discussion and analysis of our financial condition and results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included herein:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Exela Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Exela Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of XBP Europe Holdings, Inc., a consolidated subsidiary, which statements reflect total assets and revenues constituting 16 percent and 16 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for XBP Europe Holdings, Inc., is based solely on the report of the other auditors.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses, has a working capital deficit and stockholders’ deficit and significant future required cash payments for interest under its long-term debt obligations that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill: Evaluation of impairment for certain reporting units and allocation of Goodwill to disposal

As discussed in Notes 2 and 9 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level at least annually, or more frequently if indicators of impairment exist. Goodwill is impaired if the carrying value of a reporting unit exceeds its fair value. The fair value of each reporting unit is estimated using a combination of the discounted cash flow method and the guideline public company method. To validate the reasonableness of the assumptions used in these methods, management performed a market capitalization reconciliation by comparing the determined fair value of all reporting units to the Company’s market capitalization as of the date of the analysis. The Company’s goodwill balance was $170.5 million as of December 31, 2023, and goodwill derecognized during the year resulting from the sale of the scanner business was approximately $16.4 million.

We identified the evaluation of goodwill impairment and allocation of goodwill to the disposed business component as a critical audit matter due to the significant judgements exercised by management in performing the goodwill impairment analysis as well as in the allocation of goodwill to the disposed business component. Significant auditor effort and judgment was required to evaluate certain assumptions used in the discounted cash flow method, including forecasted revenue, gross margins for the operating segments and the disposed business component and discount rates. Additionally, subjective auditor judgment was required to evaluate the implied control premium used in management’s market capitalization reconciliation.

Addressing the matter involved performing procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements. The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding of Management’s process and evaluated the design of controls over the goodwill impairment process. We evaluated the forecasted results of operations by comparing them to historical results for each of the reporting units and assessing forecasted growth assumptions. We also involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rates, performed sensitivity analyses over the forecasted gross margin and discount rates to assess the impact of changes on the Company’s fair value estimates for the reporting units and evaluated the implied control premium used in the market capitalization reconciliation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2023.

EISNERAMPER LLP

Iselin, New Jersey

April 3, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Exela Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Exela Technologies, Inc. and subsidiaries (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2022 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2013 to 2023.

Detroit, Michigan
April 3, 2023

Exela Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$23,341	$15,073
Restricted cash	43,812	29,994
Accounts receivable, net of allowance for credit losses of $6,628 and $6,402, respectively	76,893	101,616
Related party receivables and prepaid expenses	296	759
Inventories, net	11,502	16,848
Prepaid expenses and other current assets	25,364	26,206
Total current assets	181,208	190,496
Property, plant and equipment, net of accumulated depreciation of $213,142 and $207,520, respectively	58,366	71,694
Operating lease right-of-use assets, net	33,874	40,734
Goodwill	170,452	186,802
Intangible assets, net	164,920	200,982
Deferred income tax assets	3,043	1,483
Other noncurrent assets	24,474	29,721
Total assets	$636,337	$721,912

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Current portion of long-term debt	$30,029	$154,802
Accounts payable	61,109	79,249
Related party payables	1,938	2,473
Income tax payable	2,080	2,045
Accrued liabilities	63,699	61,340
Accrued compensation and benefits	65,012	54,143
Accrued interest	52,389	60,901
Customer deposits	23,838	16,955
Deferred revenue	12,099	16,405
Obligation for claim payment	66,988	44,380
Current portion of finance lease liabilities	4,856	5,485
Current portion of operating lease liabilities	10,845	11,867
Total current liabilities	394,882	510,045
Long-term debt, net of current maturities	1,030,580	942,035
Finance lease liabilities, net of current portion	5,953	9,448
Pension liabilities, net	13,192	16,917
Deferred income tax liabilities	11,692	11,180
Long-term income tax liabilities	6,359	2,742
Operating lease liabilities, net of current portion	26,703	31,030
Other long-term liabilities	5,811	6,104
Total liabilities	1,495,172	1,529,501
Commitments and Contingencies (Note 14)
Stockholders' deficit
Common Stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 6,365,353 shares issued and outstanding at December 31, 2023 and 1,393,889 shares issued and 1,393,276 shares outstanding at December 31, 2022	261	162
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively
Series A Preferred Stock, 2,778,111 shares issued and outstanding at December 31, 2023 and December 31, 2022	1	1
Series B Preferred Stock, 3,029,900 shares issued and outstanding at December 31, 2023 and 0 shares issued and outstanding at December 31, 2022	—	—
Additional paid in capital	1,179,098	1,102,619
Less: Common Stock held in treasury, at cost; 0 shares at December 31, 2023 and 612 shares at December 31, 2022	—	(10,949)
Equity-based compensation	57,073	56,958
Accumulated deficit	(2,084,114)	(1,948,009)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(7,648)	(4,788)
Unrealized pension actuarial losses, net of tax	(174)	(3,583)
Total accumulated other comprehensive loss	(7,822)	(8,371)
Total stockholders’ deficit attributable to Exela Technologies, Inc.	(855,503)	(807,589)
Noncontrolling interest in XBP Europe	(3,332)	—
Total stockholders’ deficit	(858,835)	(807,589)
Total liabilities and stockholders’ deficit	$636,337	$721,912

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2023 and 2022

(in thousands of United States dollars except share and per share amounts)

	Years ended December 31,
	2023	2022
Revenue	$1,064,124	$1,077,157
Cost of revenue (exclusive of depreciation and amortization)	833,422	877,474
Selling, general and administrative expenses (exclusive of depreciation and amortization)	150,672	176,524
Depreciation and amortization	60,535	71,831
Impairment of goodwill and other intangible assets	—	171,182
Related party expense	11,444	8,923
Operating profit (loss)	8,051	(228,777)
Other expense (income), net:
Interest expense, net	139,656	164,870
Debt modification and extinguishment costs (gain), net	(16,129)	4,522
Sundry expense (income), net	973	(957)
Other expense (income), net	(884)	14,170
Loss before income taxes	(115,565)	(411,382)
Income tax expense	(8,868)	(4,199)
Net loss	(124,433)	(415,581)
Net profit (loss) attributable to noncontrolling interest in XBP Europe, net of taxes	723	—
Net loss attributable to Exela Technologies, Inc.	$(125,156)	$(415,581)
Cumulative dividends for Series A Preferred Stock	(3,961)	(3,588)
Cumulative dividends for Series B Preferred Stock	(4,718)	(3,665)
Net loss attributable to common stockholders	$(133,835)	$(422,834)
Loss per share:
Basic and diluted	$(22.37)	$(1,372.98)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

For the years ended December 31, 2023 and 2022

(in thousands of United States dollars)

	Years ended December 31,
	2023	2022
Net loss	$(124,433)	$(415,581)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,253)	2,675
Unrealized pension actuarial gains, net of tax	3,455	7,363
Total other comprehensive gain, net of tax	202	10,038
Comprehensive loss	(124,231)	(405,543)
Comprehensive profit (loss) attributable to noncontrolling interest in XBP Europe, net of tax	1,378	—
Comprehensive loss attributable to Exela Technologies, Inc., net of tax	$(125,609)	$(405,543)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

For the year ended December 31, 2022

(in thousands of United States dollars except share and per share amounts)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2022	66,300	$37	2,778,111	$1	—	$—	612	$(10,949)	$838,853	$56,123	$(7,463)	$(10,946)	$(1,532,428)	$(666,772)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(415,581)	(415,581)
Equity-based compensation	—	—	—	—	—	—	—	—	—	970	—	—	—	970
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	2,675	—	—	2,675
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	7,363	—	7,363
Common Stock exchanged for Series B Preferred Stock	(15,150)	(6)	—	—	3,029,900	—	—	—	6	—	—	—	—	—
Issuance of Common Stock from at the market offerings, net of offering costs	1,343,507	131	—	—	—	—	—	—	266,724	—	—	—	—	266,855
Withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	(192)	—	—	—	(192)
Common Stock issued for vested RSUs	284	—	—	—	—	—	—	—	—	—	—	—	—	—
Agreed cancellation of Common Stock issued for Director's vested RSUs	(155)	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividend declared and paid on Series B Preferred Stock ($0.835 per share)	—	—	—	—	—	—	—	—	(2,532)	—	—	—	—	(2,532)
Common Stock repurchased and retired	(1,787)	—	—	—	—	—	—	—	(487)	—	—	—	—	(487)
Reversal of excess withholding of employee taxes on vested RSUs	—	—	—	—	—	—	—	—	—	57	—	—	—	57
Issuance of Common Stock to Executive Chairman under certain subscription agreement	355	—	—	—	—	—	—	—	100	—	—	—	—	100
Payment for fractional shares on Reverse Stock Split in 2022	(78)	—	—	—	—	—	—	—	(45)	—	—	—	—	(45)
Balances at December 31, 2022	1,393,276	$162	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,102,619	$56,958	$(4,788)	$(3,583)	$(1,948,009)	$(807,589)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

For the year ended December 31, 2023

(in thousands of United States dollars except share and per share amounts)

											Accumulated Other Comprehensive Loss
												Unrealized
											Foreign	Pension
											Currency	Actuarial		Non-	Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Equity-Based	Translation	Losses,	Accumulated	Controlling Interest	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Compensation	Adjustment	net of tax	Deficit	in XBP Europe	Deficit
Balances at January 1, 2023	1,393,276	$162	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,102,619	$56,958	$(4,788)	$(3,583)	$(1,948,009)	$—	$(807,589)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(125,156)	723	(124,433)
Equity-based compensation	—	—	—	—	—	—	—	—	—	115	—	—	—	—	115
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,895)	—	—	(358)	(3,253)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	—	2,442	—	1,013	3,455
Issuance of Common Stock from at the market offerings, net of offering costs	4,977,744	99	—	—	—	—	—	—	66,929	—	—	—	—	—	67,028
Payment for fractional shares on reverse stock split in May 2023	(5,667)	—	—	—	—	—	—	—	(31)	—	—	—	—	—	(31)
Treasury stock retired	—	—	—	—	—	—	(612)	10,949	—	—	—	—	(10,949)	—	—
Contributions in exchange for the issuance of noncontrolling interest shares in XBP Europe	—	—	—	—	—	—	—	—	9,581	—	35	967	—	(4,710)	5,873
Balances at December 31, 2023	6,365,353	$261	2,778,111	$1	3,029,900	$—	—	$—	$1,179,098	$57,073	$(7,648)	$(174)	$(2,084,114)	$(3,332)	$(858,835)

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2023 and 2022

(in thousands of United States dollars unless otherwise stated)

	Years ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(124,433)	$(415,581)
Adjustments to reconcile net loss
Depreciation and amortization	60,535	71,831
Original issue discount, debt premium and debt issuance cost amortization	5,411	15,261
Interest paid on BR Exar AR Facility	(10,754)	—
Debt modification and extinguishment gain, net	(17,534)	(1,803)
Impairment of goodwill and other intangible assets	—	171,182
Impairment of operating lease right-of-use assets	1,942	—
Credit loss expense	4,486	1,573
Deferred income tax provision	(1,048)	147
Share-based compensation expense	115	970
Unrealized foreign currency gain	(70)	(1,288)
(Gain) loss on sale of assets	(7,044)	707
Fair value adjustment for private warrants liability of XBP Europe	597	—
Change in operating assets and liabilities
Accounts receivable	22,729	77,650
Prepaid expenses and other current assets	5,523	(7,813)
Accounts payable and accrued liabilities	63,711	(520)
Related party payables	(71)	945
Additions to outsource contract costs	(539)	(423)
Net cash provided by (used in) operating activities	3,556	(87,162)
Cash flows from investing activities
Purchase of property, plant and equipment	(8,075)	(18,299)
Additions to patents	—	(15)
Additions to internally developed software	(3,818)	(3,650)
Proceeds from sale of assets	29,811	194
Net cash provided by (used in) investing activities	17,918	(21,770)
Cash flows from financing activities
Proceeds from issuance of Common Stock from private placement	—	55
Proceeds from issuance of Common Stock from at the market offerings	69,260	276,337
Cash received in exchange for the issuance of noncontrolling interest shares in XBP Europe	5,205	—
Cash paid for equity issuance costs from at the market offerings	(2,232)	(9,482)
Dividend paid on Series B Preferred Stock	—	(2,532)
Payment for fractional shares on reverse stock split	(31)	—
Repurchases of Common Stock for retirement	—	(487)
Borrowings under factoring arrangement and Securitization Facility	88,396	123,353
Principal repayment on borrowings under factoring arrangement and Securitization Facility	(92,536)	(216,812)
Cash paid for withholding taxes on vested RSUs	—	(135)
Lease terminations	—	3
Cash paid for debt issuance costs	(8,496)	(7,125)
Principal payments on finance lease obligations	(4,570)	(5,523)
Borrowings from senior secured revolving facility and BRCC revolver	9,600	20,000
Repayments on senior secured revolving facility	—	(49,477)
Proceeds from issuance of July 2026 Notes	—	70,269
Borrowings from other loans	8,709	10,095
Cash paid for debt repurchases	(11,858)	(4,712)
Proceeds from Senior secured term loan	40,000	—
Proceeds from Second Lien Note	31,500	—
Borrowing under BR Exar AR Facility	42,539	—
Repayments under BR Exar AR Facility	(42,546)	—
Repayment of BRCC term loan	(48,529)	(66,471)
Principal repayments on senior secured term loans and other loans	(83,787)	(30,717)
Net cash provided by financing activities	624	106,639
Effect of exchange rates on cash, restricted cash and cash equivalents	(12)	(700)
Net increase (decrease) in cash, restricted cash and cash equivalents	22,086	(2,993)
Cash, restricted cash, and cash equivalents
Beginning of period	45,067	48,060
End of period	$67,153	$45,067
Supplemental cash flow data:
Income tax payments, net of refunds received	$5,494	$5,790
Interest paid	111,835	98,602
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	$405	$4,790
Issuance of April 2026 Notes in exchange of July 2026 Notes	764,800	—
Issuance of April 2026 Notes in exchange of 2023 term loan	2,963	—
Accrued PIK interest paid through issuance of PIK Notes	44,146	—
Common Stock exchanged for Series B Preferred Stock	—	6
Accrued liability for true-up obligation settled through the issuance of July 2026 Notes	—	10,351
Accrued capital expenditures	2,261	1,851

The accompanying notes are an integral part of these consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

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

Principles of Consolidation

The accompanying consolidated financial statements and related notes to the consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and XBP Europe Holdings, Inc. (“XBP Europe”), a publicly traded company that is majority-owned by the Company. All intercompany balances and transactions have been eliminated. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, Consolidation and whether the Company is the primary beneficiary. Consolidation is required if both of these criteria are met.

Noncontrolling Interest

A noncontrolling interest in a subsidiary (minority interest) represents an ownership interest in the consolidated entity that is reported as equity in the consolidated financial statements and separate from the parent company’s equity. Net income/loss from a consolidated subsidiary attributable to noncontrolling interest in our consolidated subsidiary is reported as deductions/additions from/to net income/loss to arrive at net income/loss attributable to shareholders of the Company. Comprehensive income/loss attributable to the noncontrolling interest is reported as reductions/additions from/to comprehensive income/loss.

As described in Note 3, following the closing of the transactions in November 2023, the Company owns 72.3% of the outstanding capital stock of XBP Europe. XBP Europe's financial results have been consolidated with that of the Company for all periods presented as the Company is XBP Europe's controlling stockholder. The portion of the results of operations of XBP Europe allocable to its other owners is shown as net profit (loss) attributable to noncontrolling interest in XBP Europe, net of taxes, on the Company's consolidated statements of operations. Additionally, the cumulative portion of the results of operations of XBP Europe allocable to its other owners, along with the interest in the net assets of XBP Europe attributable to those other owners, is shown as noncontrolling interest in XBP Europe on the Company's consolidated balance sheets.

Use of Estimates in Preparation of the Financial Statements

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Estimates and judgments relied upon in preparing these consolidated financial statements include, among others, revenue recognition for multiple element arrangements, allowance for expected credit losses, income taxes, depreciation, amortization, employee benefits, equity-based compensation, contingencies, goodwill, intangible assets, right of use assets, pension obligations, pension assets, and asset and liability valuations. The Company regularly assesses these estimates and records changes in estimates in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

In performing this evaluation, we concluded that under the standards of ASC 205-40 the following conditions raised substantial doubt about our ability to continue as a going concern:

●	a history of net losses, including net losses of $124.4 million for the year ended December 31, 2023;
●	working capital deficit of $213.7 million as of December 31, 2023;
●	an accumulated deficit of $2,084.1 million as of December 31, 2023; and
●	significant cash payments for interest on our long-term obligations.

The Company has undertaken and/or completed the following plans and actions to improve its available cash balances, liquidity or cash generated from operations:

●	identified and in the process of executing on significant cost savings for fiscal year 2024;
●	issued approximately $764.8 million aggregate principal amount of April 2026 Notes (as defined in Note 11 – Long-Term Debt and Credit Facilities) in exchange for $956.0 million aggregate principal amount of existing July 2026 Notes that provide flexibility to pay up to 50% of the interest payments in 2024 in April 2026 Notes;
●	executed a $40.0 million financing agreement with certain lenders with Blue Torch Finance LLC acting as an administrative agent and used proceeds to repay existing debt;
●	fully discharged $48.4 million of outstanding principal amount of 2023 Term Loans by issuing $3.0 million aggregate principal amount of April 2026 Notes and making cash payment of $44.8 million resulting in a debt extinguishment gain of $0.6 million. This reduced interest cost in subsequent periods;
●	fully repaid $9.0 million of outstanding principal amount of 2023 Notes in cash (see Note 11 – Long-Term Debt and Credit Facilities). This reduced interest cost in subsequent periods; and
●	completed the merger of its European business on November 29, 2023 (see Note 3 – Sale of Non-Core Assets and Merger Agreement for further details).

In addition to these actions, management has reviewed the Company's operational plans which include executing on price increases, projected growth of margins and cost containment activities. The Company will have to continue to maintain positive operating cash flows and restore profitability over the next twelve months and otherwise execute its business plan. However, the Company’s ability to execute its operational plans is uncertain and its ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry and considering these factors are outside of the Company’s control, substantial doubt about the Company’s ability to continue as a going concern exists. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Insurance Settlements for Network Outage

During the second half of 2022, the Company experienced a network security incident impacting certain of the Company’s operational and information technology systems. The Company immediately took steps to isolate the impact and prevent additional systems from being affected, including taking large parts of its network offline as a precaution and thereby disrupting some access to our applications and services by our employees and customers. Promptly upon our detection of this incident, we initiated response and containment protocols and our security teams, supplemented by third party cyber forensic and defense firms, worked to remediate this incident. We notified law enforcement, contacted our customers to apprise them of the situation, and provided and will provide any notices that may be required by applicable law. We maintain a variety of insurance policies, including cyber insurance and business interruption insurance that have and may continue to partially off-set the costs related to this incident.

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

During the year ended December 31, 2022, expenses associated with this incident, including remediation cost and various third party consulting services including forensic experts, legal counsel and other IT professional expenses totaled $3.7 million, net of insurance recoveries of $6.2 million, of which $2.5 million and $1.2 million are included in other expense (income), net and selling, general and administrative expenses (exclusive of depreciation and amortization), respectively in the consolidated statements of operations for the year ended December 31, 2022. During the year ended December 31, 2023, the Company received insurance recoveries of $1.2 million for the legal counsel costs which are included in selling, general and administrative expenses (exclusive of depreciation and amortization) in the consolidated statements of operations for the year ended December 31, 2023. In addition, we reduced our 2022 revenue for the net settlement amount of claims paid to customers by less than $0.1 million, net of insurance recovery of $0.2 million for the year ended December 31, 2022. We have reduced our revenue by the estimated settlement amount of $5.1 million representing the incident-related customer claims which were not settled as of December 31, 2022. As of December 31, 2022, the Company had not recorded a corresponding receivable for expected insurance that may be recovered for these customer claims. A total of $5.1 million and $3.0 million that may be payable to customers to settle customer claims are recorded as customer payables in accrued liabilities on our consolidated balance sheets as of December 31, 2023 and 2022, respectively.

During the year 2023, the Company received insurance claims settlement proceeds of $10.8 million in respect of business interruption claims filed for the network outage incident and recorded within selling, general and administrative expenses (exclusive of depreciation and amortization) in the consolidated statements of operations for the year ended December 31, 2023 and included in net cash provided by operating activities in the consolidated statement of cash flows for the year ended December 31, 2023. To date, no litigation has resulted from the network outage.

Segment Reporting

The management has chosen to organize the Company around three major verticals based on combination of specialized product and service offerings and industry focused solutions.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash deposited with financial institutions and liquid investments acquired with maturity dates equal to or less than three months. All bank deposits and money market accounts are considered cash and cash equivalents. The Company holds cash and cash equivalents at major financial institutions, which often exceed Federal Deposit Insurance Corporation insured limits. Historically, the Company has not experienced any losses due to bank depository concentration.

Certificates of deposit and fixed deposits whose maturity, when acquired, is greater than three months and one year or less are classified as short-term investments, and certificates of deposit and fixed deposits whose maturity is greater than one year at the balance sheet date are classified as non-current assets in the consolidated balance sheets. The purchase of any certificates of deposit or fixed deposits that are classified as short-term investments or non-current assets appear in the investing section of the consolidated statements of cash flows.

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

Obligation for Claim Payment

As part of the Company’s legal claims processing service, the Company holds cash for various settlement funds. Some of the cash is used to pay tax obligations and other liabilities of the settlement funds. The Company has recorded a liability for the settlement funds received, which is included in obligation for claim payment in the consolidated balance sheets, of $67.0 million and $44.4 million at December 31, 2023 and 2022, respectively.

Accounts Receivable and Allowance for Expected Credit Losses

Accounts receivable are carried at the original invoice amount less allowances for expected credit losses. Revenue that has been earned but remains unbilled at the end of the period is recorded as a component of accounts receivable, net. The Company specifically analyzes accounts receivable mainly based on customer type and related aging schedules, historical collection experience, current and future economic and market condition to estimate the probability of default in the future when evaluating the adequacy of its allowance for expected credit losses. The Company writes off accounts receivable balances against the allowances for expected credit losses, net of any amounts recorded in deferred revenue, when it becomes probable that the receivable will not be collected.

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

Impairment of Indefinite-Lived Assets

The Company conducts its annual indefinite-lived assets impairment tests on October 1st of each year for its indefinite-lived assets, including trade names, or more frequently if indicators of impairment exist. When performing the impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. A quantitative assessment requires comparison of fair value of the asset to its carrying value. If carrying value of the indefinite-lived assets exceeds fair value, the Company recognizes an impairment loss by an amount which is equal to the excess of carrying value over fair value. The Company utilizes the Income Approach, specifically the Relief-from-Royalty method, which has the basic tenet that a user of that intangible asset would have to make a stream of payments to the owner of the asset in return for the rights to use that asset. Refer to Note 9- Intangible Assets and Goodwill for additional discussion of impairment of trade names.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, including finite-lived customer relationships, developed technology, capitalized software costs, outsourced contract costs, acquired software, and property, plant and equipment, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows based in part on the financial results and the expectation of future performance.

The Company did not record any material impairment related to its property, plant, and equipment, customer relationships, developed technology, capitalized software cost or outsourced contract costs for the years ended December 31, 2023 and 2022.

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

The Company conducts its annual goodwill impairment tests on October 1st of each year, or more frequently if indicators of impairment exist. When performing the annual impairment test, the Company has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company would be required to perform a quantitative impairment analysis for goodwill. The quantitative analysis requires a comparison of fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company uses a combination of the Guideline Public Company Method of the Market Approach and the Discounted Cash Flow Method of the Income Approach to determine the reporting unit fair value. Refer to Note 9- Intangible Assets and Goodwill for additional discussion of the consideration of impairment of goodwill.

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

Disaggregation of Revenues

The following tables disaggregate revenue from contracts by geographic region and by segment for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023				2022
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$545,465	$251,380	$80,425	$877,270	$566,621	$239,270	$72,753	$878,644
EMEA	166,573	—	—	166,573	180,502	—	—	180,502
Other	20,281	—	—	20,281	18,011	—	—	18,011
Total	$732,319	$251,380	$80,425	$1,064,124	$765,134	$239,270	$72,753	$1,077,157

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at December 31, 2023 and 2022:

	December 31,	December 31,	January 1,
	2023	2022	2022
Accounts receivable, net	$76,893	$101,616	$184,102
Deferred revenues	13,107	17,585	17,518
Customer deposits	23,838	16,955	17,707
Costs to obtain and fulfill a contract	1,400	1,674	2,328

Accounts receivable, net includes $23.9 million and $25.7 million as of December 31, 2023 and 2022, respectively, representing amounts earned but not billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $17.3 million during the year ended December 31, 2023 that had been deferred as of December 31, 2022. We recognized revenue of $16.5 million during the year ended December 31, 2022 that had been deferred as of January 1, 2022.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. We recognized $0.9 million and $1.1 million amortization for these costs in 2023 and 2022, respectively, within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period would have been one year or less. These costs are included in selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under ASC 606, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of December 31, 2023 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

2024	$35,578
2025	30,109
2026	3,676
2027	2,071
2028	1,251
2029 and thereafter	—
Total	$72,685

Research and Development

Research and development costs are expensed as incurred and recorded in selling, general and administrative expense. Research and development costs expensed for the years ended December 31, 2023 and 2022 were $1.2 million and $1.5 million, respectively.

Advertising

Advertising costs are expensed as incurred and recorded in selling, general and administrative expense. Advertising expense for the years ended December 31, 2023 and 2022 were $0.4 million and $0.5 million, respectively.

Income Taxes

The Company accounts for income taxes by using the asset and liability method. The Company accounts for income taxes regarding uncertain tax positions and recognized interest and penalties related to income taxes in income tax benefit/(expense) in the consolidated statements of operations.

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

Operations

A portion of the Company’s labor and operations is situated outside of the United States in India and other locations. The carrying value of long-lived assets that are situated outside of the United States is approximately $27.0 million and $29.6 million as of December 31, 2023 and 2022, respectively.

Foreign Currency Translation

The functional currency for the Company’s production operations located in India, Philippines, China, and Mexico is the United States dollar. Included in other expense as sundry expense (income), net in the consolidated statements of operations are net exchange gains of $0.1 million and $1.3 million for the years ended December 31, 2023 and 2022, respectively.

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

Beneficial Conversion Feature

The Company’s Series A Perpetual Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) contains a beneficial conversion feature, which arises when a debt or equity security is issued with an embedded conversion option that is beneficial to the investor or in the money at inception because the conversion option has an effective strike price that is less than the market price of the underlying stock at the commitment date. The Company recognized the beneficial conversion feature by allocating the intrinsic value of the conversion option, which is the number of shares of Common Stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of Common Stock per share on the commitment date, to additional paid-in capital, resulting in a discount on the Series A Preferred Stock. As a result of the occurrence of events meeting the definition of a “Fundamental Change” as defined in the Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock of the Company during the period, the Company recognized the entire dividend equivalent of $16.4 million as of December 31, 2017. There was no dividend equivalent recognized in 2023 and 2022.

Net Loss per Share

Earnings per share (“EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two-class method and if-converted method in the period of earnings. The two class method is an earnings allocation method that determines earnings per share (when there are earnings) for common stock and participating securities. The if-converted method assumes all convertible securities are converted into common stock. Diluted EPS excludes all dilutive potential shares of common stock if their effect is anti-dilutive.

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Perpetual Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”), was calculated using the if-converted method. As of December 31, 2023, the outstanding shares of the Company’s Series A Preferred Stock and Series B Preferred Stock, if converted would have resulted in an additional 403 shares and 16,320 shares of our Common Stock outstanding, respectively, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive (i.e., if included, would reduce the net loss per share).

Similarly, the Company also did not include the effect of 1,978 and 2,433 shares of Common Stock issuable upon exercise of 7,913,637 and 9,731,819 outstanding warrants as of December 31, 2023 and 2022, respectively, sold in a private placement of securities on March 18, 2021 or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units, performance units and options (2,446 and 2,484 as of December 31, 2023 and 2022, respectively) in the calculation of diluted loss per share for the years ended December 31, 2023 and 2022, because their effects were anti-dilutive.

The components of basic and diluted EPS are as follows. All shares and per share amounts for the years 2022 have been adjusted for a one share-for-two hundred shares Reverse Stock Split which took effect on May 12, 2023:

	Year Ended December 31,
	2023	2022
Net loss attributable to common stockholders (A)	$(133,835)	$(422,834)
Weighted average common shares outstanding – basic and diluted (B)	5,983,517	307,967
Loss Per Share:
Basic and diluted (A/B)	$(22.37)	$(1,372.98)

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

Refer to Note 15 — Fair Value Measurement for further discussion.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company maintains its cash and cash equivalents and certain other financial instruments with highly rated financial institutions and limits the amount of credit exposure with any one financial institution. From time to time, the Company assesses the credit worthiness of its customers. Credit risk on trade receivables is minimized because of the large number of entities comprising the Company’s client base and their dispersion across many industries and geographic areas. The Company generally has not experienced any material losses related to receivables from any individual customer or groups of customers. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable, net. The Company does not have any customers that account for 10% or more of the total consolidated revenues.

Recently Adopted Accounting Pronouncements

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company is required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. This ASU along with related additional clarificatory guidance in the ASU No. 2019-05, “Financial Instruments—Credit Losses (Topic 326)” and ASU No. 2019-11, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses”, was also adopted. The Company has performed its analysis of the impact on its financial instruments that are within the scope of this guidance, primarily cash equivalents, restricted cash and accounts receivable, based on class of financing receivables which share the same or similar risk characteristics such as customer type and geographic location, among others. For accounts receivable, the Company applied this methodology using aging schedules reflecting how long the receivables have been outstanding, historical collection experience, current and future economic and market conditions. There was no impact to the Company’s opening retained earnings or its consolidated balance sheet upon adoption and as a result, the balances presented for December 31, 2022, which were derived under the incurred loss model, are comparable to December 31, 2023.

The following table describes the changes in the allowance for expected credit losses for the year ended December 31, 2023 (all related to accounts receivables):

Balance at January 1, 2023 of the allowance for expected credit losses	$6,402
Change in the provision for expected credit losses for the period	226
Balance at December 31, 2023 of the allowance for expected credit losses	$6,628

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. The FASB-issued guidance clarifies the accounting for leasehold improvements associated with common control leases by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term), as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity, if, and when, the lessee no longer controls the use of the underlying asset. The amendments in this ASU are effective for annual and interim periods beginning after December 15, 2023. This standard is expected to have no impact on the Company’s consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements-Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure and presentation requirements of a variety of US GAAP codification topics by aligning them with the SEC Regulation S-X or S-K, which are rules about the form and content of financial reports. The provisions of this ASU are contingent upon when the SEC removes the related disclosure provisions from Regulation S-X and S-K. This guidance is effective for the Company no later than June 30, 2027 and is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

3. Sale of Non-Core Assets and Merger Agreement

Sale of Non-Core Assets

On June 8, 2023, the Company completed the sale of its high-speed scanner business, which was a part of its ITPS segment (as defined in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies), for a purchase price of approximately $30.1 million, subject to final working capital adjustments. The sale of the high-speed scanner business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result of this transaction, the Company disposed of $16.5 million of goodwill based on the relative fair value of the high-speed scanner business to the total fair value of the ITPS reporting unit. This transaction resulted in a total pre-tax gain of $7.2 million included in selling, general and administrative expenses (exclusive of depreciation and amortization) in the consolidated statements of operations for the year ended December 31, 2023. Per the terms of the sales agreement, the Company may receive additional cash consideration (“Contingent Consideration”) upon the future occurrence of certain earn out events described in the sales agreement. The Contingent Consideration, if any, will be recognized in the period the earn out event occurs, and the Contingent Consideration is realizable.

Merger Agreement

On October 9, 2022, the Company entered into a definitive merger agreement (the “merger agreement”) to merge its European business with CF Acquisition Corp. VIII (“CFFE”), a special purpose acquisition company, to form a new publicly-traded company XBP Europe, which is a part of the ITPS segment (as defined in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies. The business combination was accounted for as a reverse capitalization in accordance with FASB’s ASC Topic 805, Business Combinations (“ASC 805”). Under this method of accounting, CFFE was treated as the “acquired” company for financial reporting purposes with XBP Europe surviving as a direct wholly-owned subsidiary of CFFE.

Following the closing of the transaction on November 29, 2023, the combined company operates as XBP Europe and the Company owns 72.3% of the outstanding capital stock of XBP Europe. As of December 31, 2023, the noncontrolling interest stockholders' proportionate share of stockholder’s deficit in XBP Europe of $3.3 million is reflected as noncontrolling interest in XBP Europe in the accompanying consolidated balance sheet. Beginning on November 30, 2023, XBP Europe shares started trading on the Nasdaq Stock Market under the ticker symbol “XBP” and its warrants started trading on the Nasdaq Stock Market under the ticker symbol “XBPEW”.

4. Inventories

Inventories, net consist of the following:

	December 31,
	2023	2022
Work in process	$1,034	$1,178
Finished goods	7,682	10,804
Supplies and parts	7,476	8,991
Less: Allowance for obsolescence	(4,690)	(4,125)
	11,502	16,848

5. Accounts Receivable

Accounts receivable, net consist of the following:

	December 31,
	2023	2022
Billed receivables	$50,926	$72,852
Unbilled receivables	23,876	25,741
Other	8,719	9,425
Less: Allowance for credit losses	(6,628)	(6,402)
	$76,893	$101,616

Unbilled receivables represent balances recognized as revenue that have not been billed to the customer. The Company’s allowance for credit losses is based on a policy developed by historical experience and management judgment. Adjustments to the allowance for credit losses may occur based on market conditions or specific client circumstances.

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2023	2022
Prepaids	$23,425	$23,347
Deposits	1,939	2,859
	$25,364	$26,206

7. Leases

The Company leases numerous facilities worldwide with larger concentrations of space in Texas, Michigan, Connecticut, California, India, Mexico and the Philippines. The Company’s facilities house general offices, sales offices, service locations, and production facilities. Substantially all of the Company’s operations facilities are leased under long-term leases with varying expiration dates, except for the few owned locations. The Company regularly obtains various machinery, equipment, vehicles and furniture on leases. The machinery and equipment leases mainly include leasing of computers, servers, other IT equipment, mailing system, production equipment, generators, office equipment, printers, copiers and miscellaneous warehouse equipment.

The Company’s ROU assets and lease liabilities as of December 31, 2023 and 2022 recorded on the consolidated balance sheets are as follows:

	December 31,	December 31,
	2023	2022
Balance sheet location:
Operating Lease
Operating lease right-of-use assets, net	$33,874	$40,734
Current portion of operating lease liabilities	10,845	11,867
Operating lease liabilities, net of current portion	26,703	31,030
Finance Lease
Finance lease right-of-use assets, net (included in property, plant and equipment, net)	10,688	11,943
Current portion of finance lease liabilities	4,856	5,485
Finance lease liabilities, net of current portion	5,953	9,448

Supplemental balance sheet information related to leases is as follows:

	December 31,	December 31,
	2023	2022
Weighted-average remaining lease term
Operating leases	3.8 Years	4.2 Years
Finance leases	3.1 Years	3.6 Years

Weighted-average discount rate
Operating leases	15.3%	13.9%
Finance leases	13.5%	13.4%

The interest on financing lease liabilities was $1.7 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively. The amortization expense on finance lease right-of-use assets was $4.0 million and $4.9 million for the years ended December 31, 2023 and 2022, respectively.

Maturities of finance and operating lease liabilities based on lease term for the next five years are as follows:

	Finance	Operating
	Leases	Leases
2024	$6,093	$15,558
2025	3,826	12,231
2026	1,034	9,370
2027	795	7,194
2028	812	2,602
2029 and thereafter	830	2,596
Total lease payments	13,390	49,551
Less: Imputed interest	(2,581)	(12,003)
Present value of lease liabilities	$10,809	$37,548

Consolidated rental expense for all operating leases was $45.6 million and $48.0 million for the years ended December 31, 2023 and 2022, respectively.

The following table summarizes the cash paid and related right-of-use operating finance or operating lease recognized for the years ended December 31, 2023 and 2022.

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,892	$21,560
Financing cash flows from finance leases	4,570	5,523
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	10,257	6,940
Finance leases	405	4,790

8. Property, Plant and Equipment, Net

Property, plant, and equipment, which include assets recorded under finance leases, are stated at cost less accumulated depreciation, and amortization, and consist of the following:

	Estimated Useful Lives	December 31,
	(in Years)	2023	2022
Land	N/A	$6,288	$6,687
Buildings and improvements	7 – 40	23,316	24,307
Leasehold improvements	Shorter of life of improvement or lease term	37,930	37,383
Vehicles	5 – 7	443	289
Machinery and equipment	5 – 15	25,755	26,820
Computer equipment and software	3 – 8	103,011	108,898
Furniture and fixtures	5 – 15	8,597	8,574
Finance lease right-of-use assets	Shorter of life of the asset or lease term	66,168	66,256
		271,508	279,214
Less: Accumulated depreciation and amortization		(213,142)	(207,520)
Property, plant and equipment, net		$58,366	$71,694

Depreciation expense related to property, plant and equipment was $20.0 million and $24.5 million for the years ended December 31, 2023 and 2022, respectively.

9. Intangible Assets and Goodwill

Intangibles

Intangible assets are stated at cost or acquisition-date fair value less amortization and impairment and consist of the following:

	Weighted Average	December 31, 2023
	Remaining Useful Life	Gross Carrying	Accumulated	Intangible
	(in Years)	Amount (a)	Amortization	Asset, net
Customer relationships	8.4	$507,930	$(380,580)	$127,350
Developed technology	1.2	88,554	(88,085)	469
Patent	0.2	15	(14)	1
Trade names (b)	Indefinite-lived	5,300	—	5,300
Outsource contract costs	2.5	17,734	(16,334)	1,400
Internally developed software	2.6	56,066	(43,499)	12,567
Purchased software	10.0	26,749	(8,916)	17,833
Intangibles, net		$702,348	$(537,428)	$164,920

	Weighted Average	December 31, 2022
	Remaining Useful Life	Gross Carrying	Accumulated	Intangible
	(in Years)	Amount (a)	Amortization	Asset, net
Customer relationships	9.0	$507,723	$(351,240)	$156,483
Developed technology	2.1	88,553	(88,000)	553
Patent	1.2	15	(6)	9
Trade names (b)	Indefinite-lived	8,400	(3,100)	5,300
Outsource contract costs	3.0	17,184	(15,509)	1,675
Internally developed software	2.9	52,441	(35,095)	17,346
Purchased software	11.0	26,749	(7,133)	19,616
Intangibles, net		$701,065	$(500,083)	$200,982

(a)	Amounts include intangibles acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2023 and 2022 is net of accumulated impairment losses of $44.1 million. Carrying amount of $5.3 million as at December 31, 2023 represents indefinite-lived intangible asset.

Aggregate amortization expense related to intangible assets was $40.5 million and $47.3 million for the years ended December 31, 2023 and 2022, respectively.

Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense
2024	$33,031
2025	25,443
2026	21,001
2027	17,259
2028	13,686
Thereafter	49,200
$159,620

Goodwill

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2023 (a)	Additions	Deletions		Impairments	Currency Translation Adjustments	Balances as at December 31, 2023 (a)
ITPS	$81,151	$—	$(16,500)	(b)	$—	$150	$64,801
HS	86,786	—	—		—	—	86,786
LLPS	18,865	—	—		—	—	18,865
Total	$186,802	$—	$(16,500)		$—	$150	$170,452

	Balances as at January 1, 2022 (a)	Additions	Deletions		Impairments	Currency Translation Adjustments	Balances as at December 31, 2022 (a)
ITPS	$252,672	$—	$—		$(171,182)	$(339)	$81,151
HS	86,786	—	—		—	—	86,786
LLPS	18,865	—	—		—	—	18,865
Total	$358,323	$—	$—		$(171,182)	$(339)	$186,802

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to ITPS is $487.7 million, $487.7 million and $316.5 million as at December 31, 2023, December 31, 2022 and January 1, 2022, respectively. Accumulated impairment relating to LLPS was $243.4 million as at December 31, 2023, December 31, 2022 and January 1, 2022.
(b)	The deletion in goodwill is due to derecognition of allocated goodwill on sale of the high-speed scanner business in the second quarter of 2023. Refer to Note 3— Sale of Non-Core Assets and Merger Agreement.

The Company tests for goodwill impairment at the reporting unit level on October 1 of each year and between annual tests if a triggering event indicates the possibility of an impairment. The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis.

In connection with the completion of the annual impairment test as of October 1, 2023, the Company recorded no impairment charge to goodwill and trade names. During 2022, as a result of two interim impairment assessments in the third and fourth quarters of 2022, impairment charges totaling $171.2 million, including taxes were recorded to goodwill for the year ended December 31, 2022.

The impairment charges are included within impairment of goodwill and other intangible assets in the consolidated statements of operations.

10. Accrued Liabilities and Other Long-Term Liabilities

Accrued liabilities consist of the following:

	December 31,
	2023	2022
Accrued taxes (exclusive of income taxes)	$9,470	$9,797
Accrued lease exit obligations	5,110	—
Accrued professional, legal fees and other expenses	34,342	37,366
Accrued legal reserve for pending litigation	10,333	10,322
Accrued transaction costs	2,764	2,763
Other accruals	1,680	1,092
	$63,699	$61,340

Other Long-term liabilities consist of the following:

	December 31,
	2023	2022
Deferred revenue	$1,008	$1,180
Accrued lease exit obligations	373	373
Accrued compensation expense	766	1,021
Private warrants liability of XBP Europe	50	—
Customer deposits under long term contracts	2,382	2,409
Other	1,232	1,121
	$5,811	$6,104

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

On July 13, 2018, subsidiaries of the Company were able to reprice $343.4 million of term loans then outstanding under the Credit Agreement (the “Repricing Term Loans”) and borrowed an additional $30.0 million pursuant to incremental term loans (the “2018 Incremental Term Loans”). On April 16, 2019, subsidiaries of the Company borrowed a further $30.0 million pursuant to incremental term loans (the “2019 Incremental Term Loans”, and, together with the 2018 Incremental Terms Loans and Repricing Term Loans, referred to herein as the “2023 Term Loans”). The subsidiaries of the Company made periodic interest and principal repayments on the 2023 Term Loan.

On December 9, 2021, in a private exchange transaction, subsidiaries of the Company exchanged $212.1 million of 2023 Term Loans for $84.3 million in cash and $127.8 million principal amount of new 11.500% First-Priority Senior Secured Notes scheduled to mature July 15, 2026 (the “July 2026 Notes”) issued by Exela Intermediate LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company (together, the “Issuers”).

As a result of the private exchange, repurchases (as discussed below) and periodic principal repayments, $48.4 million aggregate principal amount of the 2023 Term Loans were outstanding as of July 11, 2023, the date the Company fully repaid and discharged the remaining outstanding balance of the 2023 Term Loans by making a cash payment of $44.8 million and by issuance of $3.0 million principal amount of new 11.500% First-Priority Senior Secured Notes scheduled to mature on April 15, 2026 (the “April 2026 Notes”) and issued by the Issuers in an exchange transaction (as discussed below). The Company recorded $0.6 million debt extinguishment gain on repayment of the 2023 Term Loans under ASC 470-50 and reported within debt modification and extinguishment costs (gain), net in our consolidated statements of operations for the year ended December 31, 2023.

The 2023 Term Loans bore interest at a rate per annum of, at the borrower’s option, either (a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.0% floor, or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.5%, (ii) the prime rate and (iii) the one-month adjusted LIBOR plus 1.0%, in each case plus an applicable margin of 6.5% for LIBOR loans and 5.5% for base rate loans

Revolving Credit Facility; Letters of Credit

As of December 31, 2021, the $100 million Revolving Credit Facility was fully drawn taking into account approximately $0.5 million in letters of credit issued thereunder as of such date. As of December 31, 2022, the Revolving Credit Facility had been prepaid and terminated as described below.

On March 7, 2022, subsidiaries of the Company entered into a Revolving Loan Exchange and Prepayment Agreement with Royal Bank of Canada, Credit Suisse AG, Cayman Islands Branch, KKR Corporate Lending LLC, Granite State Capital Master Fund LP, Credit Suisse Loan Funding LLC and Revolvercap Partners Fund LP exchanging $100.0 million of outstanding Revolving Credit Facility owed by Exela Intermediate LLC, upon the terms and subject to the conditions set forth in the Revolver Exchange agreement, for (i) $50.0 million in cash, and (ii) $50.0 million of July 2026 Notes (such exchange, the “Revolver Exchange” and such July 2026 Notes, the “Exchange Notes”). Prepayment of Revolving Credit Facility was treated as an extinguishment of debt under ASC 470-50. Accordingly, the Company wrote off the unamortized balance of $0.2 million of debt issuance costs related to Revolving Credit Facility and reported it within debt modification and extinguishment costs (gain), net in our consolidated statements of operations for the year ended December 31, 2022.

The Exchange Notes were subject to a guarantee in the form of a true-up mechanism whereby subsidiaries of the Company were responsible to make a payment to the holders of the Exchange Notes to true-up the shortfall below certain agreed thresholds if holders of the Exchange Notes sold their notes at a price below that threshold during agreed periods in 2022. As security for the true-up obligation under the Revolver Exchange, subsidiaries of the Company issued $10.0 million of principal amount of July 2026 Notes as collateral (the “Collateral Notes”). The Collateral Notes were not reflected in the consolidated financial statements unless and until they were sold to third parties. On March 7, 2022, we recognized $17.4 million (the fair value of the true-up obligation as accounted for under ASC 450, Contingencies and ASC 460, Guarantees) as a true-up liability with an offsetting debit to the original issuance discount of the issued Exchange Notes on the closing date of the Revolver Exchange. On May 6, 2022, subsidiaries of the Company amended the true-up mechanism and placed an additional $20.0 million of principal amount of Collateral Notes and paid $5.0 million against the true-up amount payable. We remeasured our obligation under the true-up mechanism as of September 30, 2022 and accrued an additional $13.6 million of true-up liability based on the fair value of our obligation in other expense, net in the consolidated statements of operations during third quarter of 2022.

In July 2022, $9.0 million of principal amount of the Collateral Notes were sold by the holders of the Exchange Notes for net proceeds of $2.6 million and the proceeds were applied against the true-up amount payable. Additionally, in July 2022, the Company made a cash payment of $2.1 million which was applied against the true-up amount payable. In August 2022, the remaining balance of $20.2 million of net true-up liability was settled with cash payments of $9.9 million and by permitting the holders of the Exchange Notes to keep the $21.0 million of principal amount of July 2026 Notes previously placed as Collateral Notes constituting an issuance. The Company made a net reversal of $1.1 million of accrued true-up liability in other expense, net in the consolidated statements of operations during third quarter of 2022.

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

On December 9, 2021, upon the settlement of a public exchange, $662.7 million aggregate principal amount of the July 2026 Notes were issued and an aggregate $225.0 million in cash (plus accrued but unpaid interest) was paid to participating holders in respect of the validly tendered $912.7 million principal amount of outstanding 2023 Notes. The Company concluded that the exchange of notes under public exchange represented modification of debt under ASC 470-50.

As a result of the public exchange and repurchases (as discussed below), $9.0 million aggregate principal amount of the 2023 Notes remained outstanding as of July 11, 2023, the date the Company fully repaid the remaining outstanding balance of the 2023 Notes in cash.

July 2026 Notes

As of December 31, 2022, the Issuers had $980.0 million aggregate principal amount of the July 2026 Notes outstanding. During the year ended December 31, 2023, no July 2026 Notes were sold by subsidiaries of the Company. The July 2026 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The July 2026 Notes bear interest at a rate of 11.5% per year. We are required to pay interest on the July 2026 Notes on January 15 and July 15 of each year, and commenced making such interest payments on July 15, 2022. The July 2026 Notes are scheduled to mature on July 15, 2026. The Issuers may redeem the July 2026 Notes in whole or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

On July 11, 2023, the Issuers, certain guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture (the “April 2026 Notes Indenture”) governing the Company’s April 2026 Notes and issued approximately $764.8 million aggregate principal amount of the April 2026 Notes as consideration for the exchange of $956.0 million aggregate principal amount of the Issuers’ existing July 2026 Notes pursuant to a public exchange offer (the “2023 Exchange”), which was equivalent to issuing $800 of the April 2026 Notes per $1,000 principal amount of the existing July 2026 Notes. The Company performed an assessment of the 2023 Exchange and determined that it met the criteria to be accounted for as a troubled debt restructuring under ASC 470-60. The undiscounted cash flows associated with the April 2026 Notes issued were compared to the carrying value of the exchanged July 2026 Notes and since the undiscounted cash flows of the April 2026 Notes exceeded the carrying value of the exchanged July 2026 Notes, the carrying value of the April 2026 Notes was established at the carrying value of the exchanged July 2026 Notes and the Company established new effective interest rates based on the carrying value of the exchanged July 2026 Notes prior to the 2023 Exchange. The difference between the principal amount of the issued April 2026 Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s consolidated balance sheets. The Company recorded a premium of $142.3 million on the notes exchange, which will be reduced as contractual interest payments are made on the April 2026 Notes.

On July 11, 2023, we entered into a seventh supplemental indenture to the July 2026 Notes Indenture which eliminated substantially all of the restrictive covenants, eliminated certain events of default, modified covenants regarding mergers and consolidations and modified or eliminated certain other provisions, including certain provisions relating to future guarantors and defeasance, contained in the July 2026 Notes Indenture and the July 2026 Notes. In addition, all of the collateral securing the July 2026 Notes was released pursuant to the seventh supplemental indenture.

The July 11, 2023 transaction resulted in cancellation of debt income (“CODI”) for tax purposes. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than the outstanding debt. The Internal Revenue Code of 1986, as amended, (the “Code”), provides that a debtor may wholly or partially exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of CODI excluded from taxable income. Pursuant to the US tax rules, the Company computes the final CODI calculation based on the tax basis as of the last day of the fiscal tax year (i.e., December 31, 2023) which includes the date in which the debt transaction occurred. For the year ended December 31, 2023, the Company generated CODI in the amount of $780.0 million, of which $54.0 million was included in the current year taxable income and $726.0 million was excluded from taxable income, resulting the elimination of $624.0 million gross federal and state net operating losses.

As a result of the 2023 Exchange and repurchases (as discussed below), $24.0 million aggregate principal amount of the July 2026 Notes maturing July 15, 2026 remained outstanding as of December 31, 2023.

Senior Secured April 2026 Notes

On July 11, 2023, the Issuers issued approximately $767.8 million aggregate principal amount of the April 2026 Notes under the April 2026 Notes Indenture, which includes the April 2026 Notes issued under the 2023 Exchange (as described above) and as consideration for the exchange of certain of the Company’s outstanding 2023 Term Loans (as described above). The April 2026 Notes are scheduled to mature on April 15, 2026.

Interest on the April 2026 Notes will accrue at 11.500% per annum and will be paid semi-annually, in arrears, on January 15 and July 15 of each year, beginning July 15, 2023. Interest will be payable in cash or in kind by issuing additional April 2026 Notes (or increasing the principal amount of the outstanding April 2026 Notes) (“PIK Interest”) as described below: (A) for the July 15, 2023 interest payment date, such interest was paid in kind as PIK Interest, (B) for each interest payment date from and including the January 15, 2024 interest payment date through and including the July 15, 2024 interest payment date, such interest shall be paid in cash in an amount equal to (i) 50% of such interest plus (ii) an amount not to exceed an amount that, pro forma for such payment, would leave the issuers with Unrestricted Cash (as defined in the April 2026 Notes Indenture) of at least $15.0 million, with the remaining interest paid in kind as PIK Interest, and (C) for interest payment dates falling on or after January 15, 2025, such interest shall be paid in cash.

On July 15, 2023, the Company issued $44.1 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest due on July 15, 2023. $811.9 million aggregate principal amount of the April 2026 Notes maturing April 15, 2026 remained outstanding as of December 31, 2023.

The Issuers’ obligations under the April 2026 Notes and the April 2026 Notes Indenture are irrevocably and unconditionally guaranteed, jointly and severally, by the same guarantors (the “Guarantors”) that guarantee the July 2026 Notes (other than certain guarantors that have ceased to have operations or assets) and by certain of the Issuers’ other affiliates (the “Affiliated Guarantors”). The April 2026 Notes and the related guarantees are first-priority senior secured obligations of the Issuers, the Guarantors and Affiliated Guarantors.

The issuers may redeem the April 2026 Notes at their option, in whole at any time or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, the April 2026 Notes will be mandatorily redeemable in part upon the sale of certain assets that constitute additional credit support.

The April 2026 Notes Indenture contains covenants that limit the Issuers’ and the Affiliated Guarantors (as defined below) and their respective subsidiaries’ ability to, among other things, (i) incur or guarantee additional indebtedness, (ii) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments, (iii) make investments, (iv) consummate certain asset sales, (v) engage in certain transactions with affiliates, (vi) grant or assume certain liens and (vii) consolidate, merge or transfer all or substantially all of their assets. These covenants are subject to a number of important limitations and exceptions. In addition, upon the occurrence of specified change of control events, the Issuers must offer to repurchase the April 2026 Notes at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the applicable repurchase date. The April 2026 Notes Indenture also provides for events of default, which, if any of them occurs, would permit or require the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding April 2026 Notes to be due and payable immediately.

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

During the year ended December 31, 2023, we repurchased $13.8 million principal amount of the 2023 Notes for a net cash consideration of $4.4 million. The gain on early extinguishment of debt for the 2023 Notes during the year ended December 31, 2023 totaled $9.9 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs, respectively. During the year ended December 31, 2023, we repurchased $15.1 million principal amount of the 2023 Term Loans for a cash consideration of $8.0 million. The gain on early extinguishment of debt for the 2023 Term Loans during the year ended December 31, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. Gain on the early extinguishment of debt is reported within debt modification and extinguishment costs (gain), net within our consolidated statements of operations.

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

During the year ended December 31, 2023, we borrowed $9.6 million of principal amount under the BRCC Revolver. During the year ended December 31, 2023, we repaid $48.5 million and $9.7 million of outstanding principal amount under the BRCC Term Loan and the BRCC Revolver, respectively along with $1.6 million of exit fees on the BRCC Term Loan. The exit fees paid on the prepayment of the BRCC Term Loan were treated as a debt extinguishment cost under ASC 470-50 and reported within debt modification and extinguishment costs (gain), net in our consolidated statements of operations. The BRCC Facility matured on June 10, 2023. As of December 31, 2023, the Company had fully repaid the outstanding balance under the BRCC Term Loan. As of December 31, 2023, there were borrowings of $19.9 million outstanding under the BRCC Revolver. The outstanding principal amount under the BRCC Revolver is payable in eight (8) monthly installments of $2.0 million commencing January 31, 2024, with the remaining outstanding principal balance of $3.9 million payable on September 30, 2024.

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

The Company may, at any time, elect to have interest on all or a portion of the loans be charged at a rate of interest based upon Term SOFR (the “SOFR Option”) by notifying the administrative agent at least three (3) business days prior to the proposed change. Such notice needs to be provided in the case of the continuation of a SOFR Rate Loan as a SOFR Rate Loan on the last day of the then current interest period. The Company shall have not more than 5 SOFR Rate Loans in effect at any given time, and only may exercise the SOFR Option for SOFR Rate Loans of at least $500,000 and integral multiples of $100,000 in excess thereof.

As of December 31, 2023, there were borrowings of $39.5 million outstanding under the Senior Secured Term Loan. The outstanding principal amount of the Senior Secured Term Loan shall be repaid in ten (10) equal quarterly installments of $0.5 million commencing March 31, 2024, with the remaining outstanding principal amount of $34.5 million payable at maturity along with accrued and unpaid interest. The maturity date of the Senior Secured Term Loan is January 14, 2026.

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

The Senior Secured Term Loan contains customary events of default, affirmative and negative covenants, including limitation on the Company’s and certain of its subsidiaries’ ability to create, incur or allow certain liens; enter into sale and lease-back transactions; make any restricted payments; undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of December 31, 2023.

Securitization Facility

On December 17, 2020, certain subsidiaries of the Company entered into a $145.0 million securitization facility with a five year term (the “Securitization Facility”) with certain lenders and Alter Domus (US), LLC, as administrative agent (the “Securitization Administrative Agent”). The Securitization Facility provided for an initial funding of approximately $92.0 million supported by receivables, and, subject to contribution, a further funding of approximately $53.0 million to be supported by inventory and intellectual property. On December 17, 2020, Exela Receivables 3, LLC (the “Securitization Borrower”) made the initial borrowing of approximately $92.0 million under the Securitization Facility and used a portion of the proceeds to repay $83.0 million of the aggregate outstanding principal amount of loans as of December 17, 2020 under a previous $160.0 million accounts receivable securitization facility (“A/R Facility”) and used the remaining proceeds for general corporate purposes. On April 11, 2021, the Company amended the Securitization Facility to, among other things, extend the period during which the Company could access approximately

$53.0 million in the additional borrowings upon the contribution of inventory and intellectual property to support the borrowing base from April 10, 2021 to September 30, 2021.

The Securitization Borrower, Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE,” and together with the Securitization Borrower, the “SPEs”), the Company, and certain of our operating subsidiaries that agreed to sell receivables in connection with the Securitization Facility (the “Securitization Originators”) provided customary representations and covenants under the agreements underlying the Securitization Facility. The Securitization Facility identified certain events of default upon the occurrence of which the Securitization Administrative Agent may declare the facility’s termination date to have occurred and declare the outstanding Securitization Loan and all other obligations of the Securitization Borrower to be immediately due and payable, however the Securitization Facility does not include an ongoing liquidity covenant like the A/R Facility and aligns reporting obligations with the Company’s other material indebtedness agreements.

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

On June 17, 2022, the Company repaid in full the approximately $91.9 million principal amount of loans outstanding under the Securitization Facility, triggered a prepayment premium of $2.7 million and required payment of approximately $0.5 million and $1.3 million in respect of accrued interest and fees, respectively. All obligations under the Securitization Facility (other than contingent indemnification obligations that expressly survive termination) terminated upon repayment. The Securitization Facility was replaced by the Amended Receivables Purchase Agreement and related agreements described below. Repayment of the Securitization Facility was treated as an extinguishment of debt under ASC 470-50. Accordingly, the Company wrote off the unamortized balance of $3.3 million of debt issuance costs related to the Securitization Facility.

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (as amended, the “Amended Receivables Purchase Agreement”) under a $150.0 million Securitization Facility among certain of the Company’s subsidiaries, the SPEs and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extends the term of the Securitization Facility such that the SPEs may sell certain receivables to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company, the Securitization Originators, or any other relevant subsidiaries.

On June 17, 2022, the Company sold $85.0 million of its accounts receivable and used the whole proceeds from this sale to repay part of the $91.9 million borrowings under the Securitization Facility (as discussed above). These sales were transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s consolidated balance sheet. The Company de-recognized $522.7 million and $408.9 million of accounts receivable under this agreement during the years ended December 31, 2023 and 2022, respectively. The amount remitted to the Purchasers during fiscal years 2023 and 2022 was $507.6 million and $308.7 million, respectively. Unsold accounts receivable of $41.2 million and $46.5 million were pledged by the SPEs as collateral to the Purchasers as of December 31, 2023, and 2022, respectively. These pledged accounts receivables are included in accounts receivable, net in the consolidated balance sheets. The program resulted in a pre-tax loss of $9.0 million and $3.1 million for the years ended December 31, 2023 and 2022, respectively.

The fair value of the sold accounts receivable approximated their book value due to their short-term nature. Sold accounts receivable are presented as a change in receivables within operating activities in the consolidated statements of cash flows.

BR Exar AR Facility

On February 15, 2023, certain of the Company’s subsidiaries entered into a receivables purchase agreement (the “First RPA”) with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC. The Company received $9.8 million, net of legal and other fees of $0.2 million, in purchase price under the First RPA. Under the terms of the First RPA, certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $13.5 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected the entire outstanding balance of $13.5 million under the First RPA during the period from March 2023 to April 2023. Subsequent to the First RPA, certain of the Company’s subsidiaries entered into an another receivables purchase agreement on June 13, 2023 and additional eight (8) amendments to this receivables purchase agreement over the course of fiscal 2023 (the “Second RPA”, together with the First RPA, the “BR Exar AR Facility”) with BREL. The Company received $32.3 million, net of legal and other fees of $0.2 million, in purchase price under the Second RPA. Under the terms of the Second RPA, the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected a total of $39.8 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected the entire outstanding balance of $39.8 million under the Second RPA during the period from June 2023 to December 2023. As of December 31, 2023, there was no outstanding balance under the BR Exar AR Facility.

Under the BR Exar AR Facility, transfers of accounts receivable from certain of the Company’s subsidiaries are treated as secured borrowings under ASC 860, Transfers and Servicing and are not accounted for as a reduction in accounts receivable because the agreements do not transfer effective control over and risk related to the accounts receivable to BREL. Accordingly, the Company treated total of $0.4 million of legal fee and other expense incurred under the BR Exar AR Facility as debt issuances cost and $10.7 million of difference between the net process received by the Company and total amount collected by BREL under the BR Exar AR Facility as original issue discount. Debt issuance cost and original issue discount relating to the BR Exar AR Facility are included in interest expense, net in the consolidated statements of operations for the year ended December 31, 2023.

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

As of December 31, 2023, there were borrowings of $31.5 million outstanding under the Second Lien Note payable at maturity.

Long-Term Debt Outstanding

As of December 31, 2023 and 2022, the following long-term debt instruments were outstanding:

	December 31,	December 31,
	2023	2022
Other (a)	$21,101	$25,117
2023 term loans (b)	—	71,470
Senior secured term loan maturing January 14, 2026 (c)	37,921	—
2023 notes (d)	—	22,762
July 2026 Notes maturing July 15, 2026 (e)	22,788	908,959
April 2026 Notes maturing April 15, 2026 (f)	931,293	—
Secured borrowings under BRCC Facility matured on June 10, 2023	19,898	68,529
Second lien note maturing June 17, 2025 (g)	27,608	—
Total debt	1,060,609	1,096,837
Less: Current portion of long-term debt	(30,029)	(154,802)
Long-term debt, net of current maturities	$1,030,580	$942,035

(a)	Other debt represents outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company.
(b)	Net of unamortized original issue discount and debt issuance costs of $0.2 million and $0.9 million, respectively, as of December 31, 2022.
(c)	Net of unamortized debt issuance costs of $1.6 million as of December 31, 2023.
(d)	Net of unamortized original issue discount and debt issuance costs of $0.1 million and less than $0.1 million, respectively, as of December 31, 2022.
(e)	Net of unamortized net original issue discount and debt issuance costs of $0.9 million and $0.2 million, respectively, as of December 31, 2023; and unamortized net debt exchange premium and carried forward debt issuance costs of $58.8 million and $12.1 million, respectively, as of December 31, 2022.
(f)	Net of unamortized net debt exchange premium of $119.4 million as of December 31, 2023.
(g)	Net of unamortized debt issuance costs of $3.9 million as of December 31, 2023.

As of December 31, 2023, maturities of long-term debt are as follows:

Maturity
2024	$30,296
2025	45,138
2026	871,576
2027	1,020
2028	—
Thereafter	—
Total long-term debt	948,030
Less: Unamortized original issue discount, debt premium and debt issuance cost	112,579
$1,060,609

12. Income Taxes

The Company provides for income taxes using an asset and liability approach, under which deferred income taxes are provided for based upon enacted tax laws and rates applicable to periods in which the taxes become payable.

For financial reporting purposes, income/ (loss) before income taxes includes the following components:

	Year Ended December 31,
	2023	2022
United States	$(118,894)	$(422,136)
Foreign	3,329	10,754
	$(115,565)	$(411,382)

The provision for federal, state, and foreign income taxes consists of the following:

	Year Ended December 31,
	2023	2022
Federal
Current	$—	$—
Deferred	666	(1,597)
State
Current	1,161	636
Deferred	(154)	(123)
Foreign
Current	8,755	3,416
Deferred	(1,560)	1,867
Income Tax Expense	$8,868	$4,199

The differences between income taxes expected by applying the U.S. federal statutory tax rate of 21% and the amount of income taxes provided for are as follows:

	Year Ended December 31,
	2023	2022
Tax at statutory rate	$(24,268)	$(86,390)
Add (deduct)
State income taxes	(11,056)	(8,520)
Foreign income taxes	1,459	1,290
Nondeductible goodwill impairment	3,465	34,967
Cancellation of debt income	—	6,429
Permanent differences	145	1,061
Litigation settlement	—	—
Changes in valuation allowance	90,334	75,210
Unremitted earnings	1,218	891
GILTI Inclusion	567	639
Expiration and reduction of tax attributes	(53,265)	(30,103)
Uncertain tax positions	4,051	—
Debt related basis differences	—	10,994
Other	(3,782)	(2,269)
Income Tax Expense	$8,868	$4,199

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

The TCJA subjects a US shareholder to tax on Global Intangible Low-taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected the accounting policy to recognize the tax expense related to GILTI in the year the tax is incurred as a period expense. At December 31 2023, the Company has GILTI inclusion of $2.7 million related to current-year operations.

On July 20, 2020, the U.S. Treasury and the Internal Revenue Service issued Final Regulations which will allow an annual election to exclude from the U.S. tax return certain GILTI amounts when the taxes paid by a foreign affiliate exceed 18.9% (90% of U.S. statutory rate of 21%) of the GILTI amount for that foreign affiliate (the “high-tax exception”). These regulations are effective for the 2023 taxable year with an election to apply to any taxable year beginning after 2017. In many of the countries in which the Company operates there are differences between local tax rules used to determine the tax base and the U.S. tax principles used to determine GILTI. Therefore, while many of the countries have a statutory tax rate above the 18.9% threshold, separate affiliates may not meet the 18.9% threshold each year and, as such, may not qualify for this exclusion. The Company plans to make the high-tax exception election for the 2023 tax year resulting in a GILTI inclusion of $2.7 million for the 2023 tax year. Additionally, the Company made the high-tax exception election for 2022 on its 2022 tax returns.

Beginning in 2018, the TCJA also subjects a U.S. shareholder of a controlled foreign corporation to current tax on certain payments from corporations subject to US tax to related foreign persons, also referred to as base erosion and anti-abuse tax ("BEAT"). The BEAT provisions in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company has recorded no tax liability related to BEAT for the year ended December 31, 2023 and 2022.

The components of deferred income tax liabilities and assets are as follows:

	Year Ended December 31,
	2023	2022
Deferred income tax liabilities:
Book over tax basis of intangible assets and fixed assets	$(31,760)	$(44,632)
Unremitted foreign earnings	(9,505)	(8,154)
Operating lease and finance lease right-of-use assets	(6,171)	(7,883)
Other, net	(1,595)	(2,005)
Total deferred income tax liabilities	$(49,031)	$(62,674)

Deferred income tax assets:
Allowance for credit losses and receivable adjustments	$2,437	$2,018
Inventory	3,127	3,141
Accrued liabilities	14,505	16,536
Net operating loss and tax credit carryforwards	34,222	156,180
Tax deductible goodwill	1,674	2,534
Disallowed interest deduction	184,006	146,923
Operating lease and finance lease liabilities	6,621	7,981
Sec 174 Costs	1,862	—
Debt and credit facilities	177,636	5,237
Other, net	10,983	17,595
Total deferred income tax assets	$437,073	$358,145

Valuation allowance	(396,691)	(305,168)
Total net deferred income tax assets (liabilities)	$(8,649)	$(9,697)

Gross deferred tax assets are reduced by valuation allowances to the extent the Company determines it is not more-likely-than-not the deferred tax assets are expected to be realized. At December 31, 2023, the Company recognized $396.7 million of valuation allowances against gross deferred tax assets primarily related to net operating loss and tax credit carryforwards. Of this amount, approximately $3.8 million of the total valuation allowance relates to state limitations on the utilization of net operating loss carryforwards due to numerous changes in ownership. Approximately $151.9 million and $21.8 million of the total valuation allowance relates to U.S. federal and state disallowed interest deduction pursuant to the TCJA. The remaining $219.3 million of the valuation allowance relates to non-limited U.S. and non-U.S. net operating losses, capital losses, and tax credits that are not expected to be realizable.

The net change during the year in the total valuation allowance was an increase of $91.5 million primarily related to the debt transaction which generated increases for tax original issuance discount partially offset by a decrease for eliminated net operating losses.

Under the debt buy-back program a substantial amount of the Company’s debt was extinguished. Absent an exception, a debtor recognizes cancelation of debt income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than the outstanding debt. The Internal Revenue Code of 1986, as amended, (the Code), provides that a debtor may exclude CODI from taxable income to the extent the entity is insolvent, but must reduce certain of its tax attributes by the amount of CODI. The Company determined that the level of its insolvency at July 12, 2023 was below the indicated amount of CODI resulting from the debt exchange. For the year ended December 31, 2023 the amount of CODI was $780.0 million, of which $54.0 Million was included in the current year taxable income and $726.0 million was excluded from taxable income, resulting in the elimination of $624.0 million gross federal and state net operating losses. For the year ended December 31, 2022 the Company excluded $8.7 million of CODI from taxable income and reduced the gross U.S. federal net operating loss by the corresponding amount.

Included in deferred tax assets are foreign and state net operating loss carryforwards and state tax credit carryforwards due to expire beginning in 2023 through 2041. As of December 31, 2023, the Company has state income tax net operating loss (NOL) carryforwards of $250.5 million, which will expire at various dates from 2024 through

2042, and $1.3 million of federal NOLs and $27.3 million of state NOLs that carry forward indefinitely. Such NOL carryforwards expire as follows:

		State and Local
	Federal NOL	NOL
2024 - 2028	$—	$24,113
2029 - 2033	—	69,815
2034- 2042	—	129,266
Indefinite	1,333	27,328
	$1,333	$250,522

As of December 31, 2023, the Company has foreign net operating loss carryforwards of $20.9 million, $0.1 million of which were generated by Exela Poland, $0.2 million were generated in Hungary and Serbia, $0.7 million is generated in Netherland, $0.2 million were generated in Finland, $0.5 million were generated in Morocco and will expire in 2024, 2025, 2024, 2028 and 2027, respectively. The remainder of the foreign net operating losses will be carried forward indefinitely.

The Company adopted the provision of accounting for uncertainty in income taxes in the Topic of the ASC 740, Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for uncertain tax positions in the Company's financial statements and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on tax returns. The total amount of unrecognized tax benefits, exclusive of interest and penalties, is $2.9 million, and $2.2 million at December 31, 2023 and 2022 respectively. Included in the balance of unrecognized tax benefits as of December 31, 2023 and 2022 are $2.9 million and $0.8 million, respectively, of tax benefits that, if recognized, would benefit the effective tax rate. Total accrued interest and penalties recorded on the consolidated balance sheet was $3.9 million and $2.0 million at December 31, 2023 and 2022, respectively. The total amount of interest and penalties recognized in the consolidated statement of operations for the years ended December 31, 2023 and 2022 was $1.9 million and $(0.4) million, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
	2023	2022
Unrecognized tax benefits—January 1	$2,163	$2,077
Gross increases—tax positions in prior period	2,230	—
Gross decreases—tax positions in prior period	(1,481)	(20)
Gross increases—tax positions in current period	88	106
Settlement	—	—
Lapse of statute of limitations	(82)	—
Unrecognized tax benefits—December 31	$2,918	$2,163

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The statute of limitations for U.S. purposes is open for tax years ending on or after December 31, 2018. State jurisdictions that remain subject to examination are not considered significant. The Company has significant foreign operations in India and EMEA. The Company may be subject to examination by the India tax authorities for tax periods ending on or after March 31, 2014.

At December 31, 2023, the Company maintains its prior indefinite reinvestment assertion on undistributed earnings related to certain foreign subsidiaries. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes that would result upon repatriation of approximately $145.0 million of undistributed earnings from these foreign subsidiaries as those earnings continue to be permanently reinvested. However, the Company does not indefinitely reinvest earnings in Canada, China, India, Mexico and Philippines. The Company recorded $9.1 million and $7.9 million of foreign withholding taxes on the undistributed earnings of these jurisdictions at December 31, 2023 and 2022, respectively. The Company recorded $1.2 million deferred expense and $0.8 million of deferred expense in the consolidated statement of operations at December 31, 2023 and 2022, respectively. The foreign withholding taxes deferred expense recorded in the current year is attributable to the current year undistributed earnings.

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

The expected rate of return assumptions for plan assets relate solely to the UK plan and are based mainly on historical performance achieved over a long period of time (15 to 20 years) encompassing many business and economic cycles. The Company assumed a weighted average expected long-term rate on plan assets of 5.87%.

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

Funded Status

The change in benefit obligations, the change in the fair value of the plan assets and the funded status of the Company’s pension plans (except for the German pension plan which is unfunded) and the amounts recognized in the Company’s consolidated financial statements are as follows:

	Year ended December,
	2023	2022
Change in Benefit Obligation:
Benefit obligation at beginning of period (a)	$61,770	$117,472
Service cost	37	53
Interest cost	3,050	1,910
Actuarial gain	(1,019)	(44,778)
Plan amendments	—	149
Benefits paid	(2,577)	(1,915)
Foreign-exchange rate changes	3,028	(11,159)
Benefit obligation at end of year	$64,289	$61,732

Change in Plan Assets:
Fair value of plan assets at beginning of period	$45,694	$89,972
Actual return on plan assets	3,559	(36,679)
Employer contributions	2,993	2,866
Benefits paid	(2,473)	(1,818)
Foreign-exchange rate changes	2,308	(8,647)
Fair value of plan assets at end of year	52,081	45,694
Funded status at end of year	$(12,208)	$(16,038)

Net amount recognized in the Consolidated Balance Sheets:
Pension liability, net (b)	$(13,192)	$(16,917)
Amounts recognized in accumulated other comprehensive loss, net of tax consist of:
Net actuarial gain (loss)	(174)	(3,583)
Net amount recognized in accumulated other comprehensive loss, net of tax	$(174)	$(3,583)

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate projected benefit obligation	$64,289	$61,732
Aggregate accumulated benefit obligation	$64,289	$61,732
Aggregate fair value of plan assets	$52,081	$45,694

(a)	An immaterial change was made in the benefit obligation at beginning of year 2023 compared to the benefit obligation at end of year 2022 on account of inclusion of payroll tax liability on Norway pension plan.
(b)	Consolidated balance of $13.2 million as of December 31, 2023 includes pension liabilities of $10.1 million, $1.6 million, $(1.0) million and $1.5 million under U.K., Asterion, German and Norway pension plans, respectively, and minimum regulatory benefit for a Philippines legal entity of $1.0 million. Consolidated balance of $16.9 million as of December 31, 2022 includes pension liabilities of $13.7 million, $1.7 million, $1.2 million and $(0.6) million under U.K., Asterion, German and Norway pension plans, respectively, and minimum regulatory benefit for a Philippines legal entity of $0.8 million.

Tax Effect on Accumulated Other Comprehensive Loss

As of December 31, 2023 and 2022, the Company recorded actuarial losses of $0.2 million and $3.6 million in accumulated other comprehensive loss on the consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension and Postretirement Expense

The components of the net periodic benefit cost are as follows:

	Year ended December 31,
	2023	2022
Service cost	$37	$53
Interest cost	3,050	1,910
Expected return on plan assets	(2,717)	(2,856)
Amortization:
Amortization of prior service cost	124	273
Amortization of net loss	1,664	1,616
Net periodic benefit cost	$2,158	$996

Valuation

The Company uses the corridor approach and projected unit credit method in the valuation of its defined benefit plans for the UK, Germany, and Norway. The corridor approach defers all actuarial gains and losses resulting from variances between actual results and economic estimates or actuarial assumptions. For defined benefit pension plans, these unrecognized gains and losses are amortized when the net gains and losses exceed 10% of the greater of the market-related value of plan assets or the projected benefit obligation at the beginning of the year. The amount in excess of the corridor is amortized over 9 years. Similarly, the Company used the Projected Unit Credit Method for the German Plan, and evaluated the assumptions used to derive the related benefit obligations consisting primarily of financial and demographic assumptions including commencement of employment, biometric decrement tables, retirement age, staff turnover. The projected unit credit method determines the present value of the Company’s defined benefit obligations and related service costs by taking into account each period of service as giving rise to an additional unit of benefit entitlement and measures each unit separately in building up the final obligation. Benefit is attributed to periods of service using the plan’s benefit formula, unless an employee’s service in later years will lead to a materially higher of benefit than in earlier years, in which case a straight-line basis is used.

The following tables set forth the principal actuarial assumptions used to determine benefit obligation and net periodic benefit costs:

	December 31,
	2023	2022	2023	2022	2023	2022	2023	2022

	UK		Germany		Norway		Asterion
Weighted-average assumptions used to determine benefit obligations:
Discount rate	4.80%	5.00%	3.16%	3.80%	3.10%	3.00%	3.16%	3.80%
Rate of compensation increase	N/A	N/A	N/A	N/A	3.50%	3.50%	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.00%	1.80%	3.16%	3.80%	3.10%	3.00%	3.16%	3.80%
Expected asset return	5.87%	3.45%	N/A	N/A %	4.45%	4.15%	3.16%	3.80%
Rate of compensation increase	N/A	N/A	N/A	N/A	3.50%	3.50%	N/A	N/A

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

The Company assumed a weighted average expected long-term rate of return on plan assets for the overall scheme of 5.79%. The Company’s long-term expected rate of return on cash is determined by reference to UK government 10 year bond yields at the balance sheet dates. The long-term expected return on bonds is determined by reference to corporate bond yields at the balance sheet date. The long-term expected rate of return on equities and diversified growth funds is based on the rate of return on UK long dated government bonds with an allowance for out-performance. The long-term expected rate of return on the liability driven investments holdings is determined by reference to UK government 20 year bond yields at the balance sheet date.

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

	December 31,
	2023	2022
U.K. and other international equities	27.3%	27.0%
U.K. government and corporate bonds	5.1	5.5
Diversified growth fund	15.1	18.5
Liability driven investments	50.9	44.3
Multi-asset credit fund	1.6	4.7
Total	100.0%	100.0%

The following tables set forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2023 and 2022:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$941	$941	$—	$—
Equity funds:
U.K.	—	—	—	—
Other international	13,297	—	13,297	—
Fixed income securities:
Corporate bonds / U.K. Gilts	2,671	—	2,671	—
Other investments:
Diversified growth fund	7,846	—	7,846	—
Liability driven investments	26,488	—	26,488	—
Multi-asset credit fund	838	—	838	—
Total fair value	$52,081	$941	$51,140	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Asset Category:
Cash	$932	$932	$—	$—
Equity funds:
U.K.	—	—	—	—
Other international	11,400	—	11,400	—
Fixed income securities:
Corporate bonds / U.K. Gilts	2,529	—	2,529	—
Other investments:
Diversified growth fund	8,417	—	8,417	—
Liability driven investments	20,258	—	20,258	—
Multi-asset credit fund	2,158	—	2,158	—
Total fair value	$45,694	$932	$44,762	$—

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

Employer Contributions

The Company’s funding is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $3.0 million and $2.9 million to its pension plans during the years ended December 31, 2023 and 2022, respectively. The Company has fully funded the pension plans for 2023 based on current plan provisions. The Company expects to contribute $2.7 million to the pension plans during 2024, based on current plan provisions.

Estimated Future Benefit Payments

The estimated future pension benefit payments expected to be paid to plan participants are as follows:

Estimated
Benefit
Payments
Year ended December 31,
2024	$2,161
2025	2,781
2026	2,800
2027	3,122
2028	3,537
2029 – 2033	18,062
Total	$32,463

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

Adverse Arbitration Order

In April 2020, one of the Company’s Nordic subsidiaries commenced an arbitration in Finland against a customer alleging breach of contract and other damages in connection with an outsourcing services agreement and transition services agreement executed in 2017. In September 2020, the customer submitted counterclaims against the Company in an aggregate amount in excess of €10.0 million. Following an expedited arbitration, in late November 2020, the arbitrator awarded the customer approximately $13.0 million in the aggregate for the counterclaimed damages and costs. The Company filed an application to annul the award in late January 2021 with the relevant court asserting, among other bases, that the arbitrator violated due process and procedural rules by disallowing the Company’s witness and expert testimony and maintaining the expedited format following the assertion of significant counterclaims which would ordinarily have required the application of normal rather than expedited rules. On May 28, 2021, the parties entered into a settlement agreement resolving this dispute for a total of $8.8 million including the reimbursement of certain third party charges. As of December 31, 2023 and 2022, there was a net outstanding balance of $0.9 million and $1.6 million, respectively for this matter included in accrued liabilities on our consolidated balance sheets.

Class Action

On March 23, 2020, the Plaintiff, Bo Shen, filed a putative class action against the Company, Ronald Cogburn, the Company’s former Chief Executive Officer, and James Reynolds, the Company’s former Chief Financial Officer and current member of the Company’s board of directors (the “Board”). Plaintiff claims to have been a holder of 4,000 shares of Company stock, purchased on October 4, 2019 at $1.34/share (in the case of the number of shares and share price without adjusting for any of the reverse stock splits occurring after that date). Plaintiff asserts two claims covering the purported class period of March 16, 2018 to March 16, 2020: (1) a violation of Section 10(b) and Rule 10b-5 of the Exchange Act against all defendants; and (2) a violation of Section 20(a) of the Exchange Act against Mr. Cogburn and Mr. Reynolds. The allegations stem from the Company’s press release, dated March 16, 2020 (announcing the postponement of the earnings call and delay in filing of its annual report on Form 10-K for the fiscal year ended December 31, 2019), and press release and related SEC filings, dated March 17, 2020 (announcing its intent to restate its financial statements for 2017, 2018 and interim periods through September 30, 2019) and certain other matters. On July 27, 2023, the parties submitted a settlement agreement to the Court that resulted in the dismissal of the action with prejudice in exchange for a settlement payment of $5.0 million, which was preliminarily approved by the Court on August 21, 2023, and on December 7, 2023, the Court granted final approval of the settlement and entered a final judgment of dismissal and final orders approving the plan of allocation and plaintiffs’ attorneys’ fee award, which was to be paid entirely out of the $5.0 million settlement fund.

Contract Claim

On October 24, 2018, HOV Services, Inc., a subsidiary of the Company (“HOV Services”), filed a lawsuit against ASG Technologies Group, Inc. (“ASG”) that sought to terminate the renewal of licensing agreement between the parties. HOV Services alleged that the licensing agreement was renewed under duress and brought claims against ASG under the Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., the Stored Communications Act, 18 U.S.C. § 2701 et seq., and various common law doctrines. ASG subsequently brought counterclaims asserting breach of contract and other allegations. On February 27, 2024, a judge granted ASG’s motion for directed verdict on its breach of contract claim and awarded ASG $2.5 million in damages plus interest, for a total of $3,717,465. On February 29, 2024, the jury found in favor of ASG on all remaining claims and awarded ASG damages in the amount of $687,000 plus interest, for a total of $997,738. The parties have until April 15, 2024 to file post-judgment motions. HOV Services is currently evaluating its options.

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

15. Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including current portion of other debt approximated their fair value as of December 31, 2023 and 2022, due to the relative short maturity of these instruments. Management estimates the fair values of the July 2026 Notes and the April 2026 Notes at approximately 24.0% and 16.5% respectively, of the respective principal balance outstanding as of December 31, 2023. Management estimated the fair values of the 2023 Term Loans, 2023 Notes and July 2026 Notes at approximately 64.0%, 65.0% and 15.5%, respectively, of the respective principal balance outstanding as of December 31, 2022. The fair values of secured borrowings under the Company’s securitization facility, BRCC Facility, Second Lien Note and Senior Secured Term Loan are equal to the respective carrying values. Other debt represents the Company’s outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt and current portion of long-term debts using Level 2 inputs including the recent issue of the debt, the Company’s credit rating, and the current risk-free rate.

The Company determined the fair value of private warrants liability of XBP Europe included in the other long-term liabilities in the consolidated balance sheet as of December 31, 2023 under Level 3 fair value measurement using the Black-Scholes option pricing model.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2023 and December 31, 2022:

	Carrying	Fair	Fair Value Measurements
As of December 31, 2023	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,030,580	$216,213	$—	$216,213	$—
Current portion of long-term debts	30,029	30,029	—	30,029	—
Private warrants liability of XBP Europe	50	50	—	—	50

	Carrying	Fair	Fair Value Measurements
As of December 31, 2022	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$942,035	$184,968	$—	$184,968	$—
Current portion of long-term debts	154,802	121,893	—	121,893	—

The significant unobservable inputs used in the fair value of the private warrants liability of XBP Europe are assumptions related to the inputs of exercise price, fair value of the underlying common stock, risk-free interest rate, expected term, expected volatility, and expected dividend yield. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. For all significant unobservable inputs used in the fair value measurement of the Level 3 liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the fair value.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

December 31,
2023
Balance as of November 29, 2023	$647
Reduction in the fair value of the private warrants liability of XBP Europe	(597)
Balance as of December 31, 2023	$50

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

A summary of restricted stock unit activities under the 2018 Plan for the year ended December 31, 2023 is summarized in the following table:

Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Outstanding Balance as of December 31, 2022	8	$6,600.00	1.00
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding Balance as of December 31, 2023 (1)	8	$6,600.00	—

(1) All of these outstanding restricted stock units shall vest on the date of the annual general meeting for the year 2023.

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the year 2023 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period
	Outstanding	Date Fair Value	Exercise Price	(Years)
Outstanding Balance as of December 31, 2022	352	$22,554.25	$47,117.77	0.20
Granted	—	—
Exercised	—	—
Forfeited	(39)	25,242.00
Expired	—	—
Outstanding Balance as of December 31, 2023 (1)	313	$22,224.00	$46,485.00	0.02

(1) 303 of the outstanding options are exercisable as of December 31, 2023. Exercise prices of all of the outstanding options as of December 31, 2023 were higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value was zero.

As of December 31, 2023, there was less than $0.1 million of total unrecognized compensation expense related to non-vested restricted stock unit awards and stock option awards under the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general, and administrative expenses. The Company recorded compensation expense of $(0.8) million and $1.0 million related to restricted stock unit awards and stock option awards under the 2018 Plan awards for the years ended December 31, 2023 and 2022, respectively. The Company reversed compensation expense of $0.6 million on account of agreed cancellation of Common Stock issued for Director’s vested restricted stock units during the year ended December 31, 2022.

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

The fair value of per unit of the awards was determined to be $5,920 and $6,040 for Tranche 1 and Tranche 2, respectively, on the grant date by application of the Monte Carlo simulation model. On December 31, 2021, the modification date fair value of per unit of the awards was determined to be $1,760 and $1,880 for Tranche 1 and Tranche 2, respectively, by application of the Monte Carlo simulation model.

The following table summarizes the activity for the market performance restricted stock units for the year ended December 31, 2023:

Remaining Service
		Weighted	Period Over
	Number	Average	Which Expected
	of Units	Fair Value	to be Recognized
Outstanding Balance as of December 31, 2022	2,125	$1,820.00	1.98
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding Balance as of December 31, 2023	2,125	$1,820.00	0.98

As of December 31, 2023, there was approximately $0.9 million of total unrecognized compensation expense related to non-vested performance unit awards, which will be recognized over the requisite remaining service period. We recognized $0.9 million compensation expense associated with the performance unit award for each of the years ended December 31, 2023 and 2022.

17. Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of our Common Stock and Tandem Preferred Stock (that provides a vote to holders of our Series B Preferred Stock, as described below) possess all voting power for the election of our Board and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the Board in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. As of December 31, 2023, there were 6,365,353 shares of Common Stock outstanding.

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

Giving effect to the Reverse Stock Split the Company’s issued and outstanding stock decreased from 278,655,235 to 1,393,276 as at December 31, 2022.

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

Sales of the shares of Common Stock under the ATM Agreement, have been in “at the market offerings” as defined in Rule 415 under the Securities Act, including, without limitation, sales made directly on or through the Nasdaq or on any other existing trading market for the Common Stock, as applicable, or to or through a market maker or any other method permitted by law, including, without limitation, negotiated transactions and block trades. Shares of Common Stock sold under the ATM Agreement have been offered pursuant to the Company’s Registration Statement on Form S-3 and the prospectuses and related prospectus supplements included therein for sales of shares of Common Stock as follows:

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

Share Buyback Program

On August 10, 2022, the Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company is permitted to repurchase up to 50,000 shares of Common Stock over the next two-year period. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares of Common Stock. No shares were repurchased under the 2022 Share Buyback Program during year ended December 31, 2023. As of December 31, 2023, we had repurchased and concurrently retired 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program.

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

Series A Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board. The Company has designated 2,800,000 shares of its authorized preferred stock as Series A Preferred Stock. At December 31, 2023 and 2022, the Company had 2,778,111 shares of Series A Preferred Stock outstanding. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of December 31, 2023, after taking into account the effect of the Reverse Stock Split, each outstanding share of Series A Preferred Stock was convertible into 0.000145 shares of Common Stock using this conversion formula. Accordingly, as of December 31, 2023, 403 shares of Common Stock were issuable upon conversion of 2,778,111 shares of outstanding Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series A Liquidation Preference”) per share of Series A Preferred Stock, paid or accrued quarterly in arrears on the 15th day of each March, June, September and December. From the issue date through December 31, 2023, the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Series A Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series A Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series A Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The dividend accumulation for the years ended December 31, 2023 and 2022 was $4.0 million and $3.6 million, respectively as reflected on the Consolidated Statement of Operations. As of December 31, 2023, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 was $19.9 million. The per share average of cumulative Series A Preferred Stock dividends is $7.2.

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

Series B Preferred Stock and Tandem Preferred Stock

The Company has designated 8,100,000 shares of its authorized preferred stock as Series B Preferred Stock. At December 31, 2023, and December 31, 2022, the Company had 3,029,900 shares of Series B Preferred Stock outstanding. The par value of the Series B Preferred Stock is $0.0001 per share. Each share of Series B Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of liquidation preference per share as adjusted for accrued but unpaid dividends, as described below. As of December 31, 2023, after taking into account the effect of the Reverse Stock Split and payment of the accrued dividend, each outstanding share of Series B Preferred Stock was convertible into 0.005386 of one share of Common Stock using this conversion formula. Accordingly, as of December 31, 2023, 16,320 shares of Common Stock were issuable upon conversion of 3,029,900 shares of outstanding Series B Preferred Stock. The shares of Series B Preferred Stock are listed on the Nasdaq under the symbol “XELAP”.

Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 6% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series B Liquidation Preference”) per share of Series B Preferred Stock, paid or accrued quarterly in arrears on the last day of each of March, June, September and December. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series B Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series B Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series B Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation for the years ended December 31, 2023, and 2022 was $4.7 million and $3.6 million, respectively as reflected on the Consolidated Statement of Operations. During the year ended December 31, 2022, the Company paid accumulated dividend of $2.5 million. As of December 31, 2023, the total accumulated but unpaid dividends on the Series B Preferred

Stock since inception on March 23, 2022 was $5.9 million. The per share average of cumulative Series B Preferred Stock dividends is $1.93.

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

Treasury Stock

As of December 31, 2022, the Company had 612 shares of Common Stock held as treasury stock, 232 shares of which were repurchased under a prior expired share buyback and 380 shares that were returned to the Company pursuant to a contractual obligation. The Company records treasury stock using the cost method. On September 30, 2023, the Company retired all of 612 shares of the Common Stock held as treasury stock and charged the excess of the repurchase cost over the par value of the shares to accumulated deficit.

Warrants

At December 31, 2023, there were warrants outstanding to purchase 1,978 shares of our Common Stock, consisting of 7,913,637 warrants to purchase one-four thousandth of one share of Common Stock from the private placement that was completed in March 2021.

Private Placement of Unregistered Shares and Warrants

On March 15, 2021, the Company, entered into a securities purchase agreement with certain accredited institutional investors pursuant to which the Company issued and sold to ten accredited institutional investors in a private placement an aggregate of 2,433 unregistered shares of the Common Stock at a price of $11,000.00 per share and warrants to purchase an equal number of shares of Common Stock, generating gross proceeds to the Company of $26.8 million. Cantor Fitzgerald acted as placement agent in connection with such sale of unregistered securities and received a placement fee of 5.5% of gross proceeds in connection with such service. In selling the shares without registration, the Company relied on exemptions from registration available under Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. The Company filed a registration statement on Form S-3 on May 3, 2021 that registered for resale of these shares and the shares underlying these private placement warrants.

Each private placement warrant entitles the holder to purchase one-four thousandth of one share of Common Stock, at an exercise price of $16,000.00 per share and will expire on September 19, 2026. The private placement warrants are not listed or traded as of December 31, 2023, and are not subject to mandatory redemption by the Company.

Special Voting Preferred Stock

On October 9, 2023, the Company entered into the Subscription, Voting and Redemption Agreement with GP-HGM LLC, an entity affiliated to the Executive Chairman of the Company, pursuant to which GP-HGM LLC purchased 1,000,000 shares of a new class of preferred stock designated as “Special Voting Stock” for an aggregate purchase price of $100 and agreed to vote all of the shares of Special Voting Stock at the annual meeting of stockholders, scheduled for June 13, 2024 (the “Annual Meeting"), in proportion to the votes cast at the Annual Meeting. Each share of Special Voting Stock is entitled to 20,000 votes per share. The Company has further agreed to redeem the shares of Special Voting Stock for an aggregate price of $100 on the first business day following the date on which the voting on the Amendment to Series B Certificate of Designations Proposal has concluded. The Special Voting Stock are outstanding as of December 31, 2023.

18. Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, and together with certain of their affiliated entities managed by HandsOn Global Management LLC, including such entity, “HGM”) of less than $0.1 million for each of the years ended December 31, 2023 and 2022, respectively. Certain members of our Board, including our Executive Chairman and Interim Chief Financial Officer, (Par Chadha, Matthew Brown, Sharon Chadha, Ron Cogburn, and James Reynolds) are or have been affiliated with HGM. Our Executive Chairman, Par Chadha and his wife, Sharon Chadha, are currently affiliated with HGM. Messrs. Cogburn and Reynolds were affiliated with HGM until 2020, and Mr. Brown was affiliated with HGM until 2017.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sales is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees of $8.6 million and $6.9 million relating to these agreements for the years ended December 31, 2023 and 2022, respectively. The Company earned no revenue from third-party sales under the reseller arrangement for the years ended December 31, 2023 and 2022.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was $0.2 million for each of the years ended December 31, 2023 and 2022, respectively. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $1.8 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively. These expenses are included in cost of revenue in the consolidated statements of operations.

Consulting Agreement

The Company receives services from Oakana Holdings, Inc. The Company and Oakana Holdings, Inc. are related through a family relationship between certain shareholders and the president of Oakana Holdings, Inc. The expense recognized for these services was $0 and less than $0.1 million for the years ended December 31, 2023 and 2022, respectively.

Subscription Agreements

On July 21, 2022, the Company entered into a share subscription agreement with its Executive Chairman. Pursuant to this subscription agreement, on August 11, 2022, the Company issued and sold 355 shares of Common Stock of the Company to Par Chadha for a purchase price of $0.1 million.

Subscription, Voting and Redemption Agreement

On October 9, 2023, the Company entered into the Subscription, Voting and Redemption Agreement with GP-HGM LLC, an entity affiliated to the Executive Chairman of the Company, pursuant to which GP-HGM LLC purchased 1,000,000 shares of a new class of preferred stock designated as “Special Voting Stock” for an aggregate purchase price of $100 and agreed to vote all of the shares of Special Voting Stock at the annual meeting of stockholders, scheduled for June 13, 2024 (the “Annual Meeting"), in proportion to the votes cast at the Annual Meeting. Each share of Special Voting Stock is entitled to 20,000 votes per share. The Company has further agreed to redeem the shares of Special Voting Stock for an aggregate price of $100 on the first business day following the date on which the voting on the Amendment to Series B Certificate of Designations Proposal has concluded.

At the Annual Meeting, stockholders will be asked to approve an amendment to the Certificate of Designations of the Company’s Series B Preferred Stock to allow the Company to have the ability to (a) pay dividends in shares of Common Stock, (b) pay less than all of the accrued dividends, and (c) pay dividends on any date designated by the Company’s Board for the payment of dividends. These Special Voting Stock are outstanding as of December 31, 2023.

Invoicing Support and Collection Services

On September 1, 2023, the Company, through one of its subsidiaries, entered into a Master Services Agreement (the “Agreement”) with Doctors of Waikiki LLP (the “DOW”), which is an affiliate under common control with HGM, where the Company could provide services under one or more statement(s) of work (each, a “SOW”) to DOW. Each SOW, together with the terms of this Agreement, shall be deemed a separate contract that is effective as of date set forth in the SOW. The Company, acting under the first statement of work (SOW-1), provides collection services to DOW to collect past-due medical debts from its patients and insurance companies for which the Company receives a commission of 15% for accounts assigned within one year of the service date and 25% for accounts assigned after one year. Under the second statement of work (SOW-2), the Company manages DOW's insurance billing and denial management for medical bills generated after patients receive treatment from DOW for which the Company invoices $2,000 per month for each full-time employee assigned to the project. For the year ended December 31, 2023, the Company has recognized less than $0.1 million of income under these two SOWs.

Account Receivable Sale Agreement

On September 18, 2023, the Company, through one of its subsidiaries, entered into an Account Receivable Sale Agreement (the “AR Agreement”) with DOW for purchases of accounts receivable from DOW. Under the AR Agreement, DOW agreed to sell certain healthcare receivables eligible under the AR purchase program, subject to acceptance by the Company up to $1.4 million. The Company will earn certain fees as outlined in the agreement, including origination fees, underwriting fees, returned payment fees, late payment fees, and administration fees. For the year ended December 31, 2023, the Company has recognized no revenue under the AR Agreement.

Payable and Receivable/Prepaid Balances with Affiliates

Payable and receivable/prepaid balances with affiliates as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023		December 31, 2022
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$296	$—	$412	$—
Rule 14	—	1,918	—	2,473
HGM	—	9	347	—
DOW	—	11	—	—
	$296	$1,938	$759	$2,473

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

LLPS: The LLPS segment provides a broad array of support services in connection with class action settlement administration, claims adjudication, labor, employment and other legal matters.

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

	Year ended December 31, 2023
	ITPS	HS	LLPS	Total
Revenue	$732,319	$251,380	$80,425	$1,064,124
Cost of revenue (exclusive of depreciation and amortization)	599,320	185,796	48,306	833,422
Segment profit	132,999	65,584	32,119	230,702
Selling, general and administrative expenses (exclusive of depreciation and amortization)				150,672
Depreciation and amortization				60,535
Related party expense				11,444
Interest expense, net				139,656
Debt modification and extinguishment costs (gain), net				(16,129)
Sundry expense, net				973
Other income, net				(884)
Net loss before income taxes				$(115,565)

	Year ended December 31, 2022
	ITPS	HS	LLPS	Total
Revenue	$765,134	$239,270	$72,753	$1,077,157
Cost of revenue (exclusive of depreciation and amortization)	633,673	190,835	52,966	877,474
Segment profit	131,461	48,435	19,787	199,683
Selling, general and administrative expenses (exclusive of depreciation and amortization)				176,524
Depreciation and amortization				71,831
Impairment of goodwill and other intangible assets				171,182
Related party expense				8,923
Interest expense, net				164,870
Debt modification and extinguishment costs (gain), net				4,522
Sundry income, net				(957)
Other expense, net				14,170
Net loss before income taxes				$(411,382)

The following table presents revenues by principal geographic area where the Company’s customers are located for the years ended December 31, 2023 and 2022.

	Years ended December 31,
	2023	2022
United States	$877,270	$878,644
EMEA	166,573	180,502
Other	20,281	18,011
Total Consolidated Revenue	$1,064,124	$1,077,157

20. Subsequent Events

Receivable Purchase Agreement

On February 12, 2024, certain of the Company’s subsidiaries entered into a receivables purchase agreement with B. Riley Securities, Inc. (“BRSI”) (as subsequently amended on February 29, 2024, March 29, 2024 and March 31, 2024, the “BR Receivables Purchase Agreement”). Under the terms of the BR Receivables Purchase Agreement, certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BRSI until such time as BRSI shall have collected $16.4 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. The Company received an aggregate of $14.9 million in purchase price under the BR Receivables Purchase Agreement.

Repayments on BRCC Facility

During January 1, 2024 through April 3, 2024, the Company repaid $6.0 million of outstanding principal amount under the BRCC Revolver. Accordingly, the amount outstanding under the BRCC Revolver is $13.9 million, as of April 3, 2024.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer (“PEO”) and our Interim Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based upon that evaluation, as discussed below, our PEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

Notwithstanding such material weaknesses in internal control over financial reporting, our management, including our PEO and CFO, has concluded that our consolidated balance sheets as of and for the years ended December 31, 2023 and 2022 and the consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Annual Report, in conformity with U.S. GAAP.

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

Management, with participation of the PEO and CFO, under the oversight of our Board of Directors, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control- Integrated Framework (2013) (the “COSO 2013 Framework”). Based on its assessment, our management, including our PEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2023 due to material weaknesses in our internal control over financial reporting described below.

The Company had reported several material weaknesses in the prior year filings as follows:

A)	Identified in prior years, and remediated during 2023:

●	Procure to pay: The material weakness in procure to pay process was identified across operating expenses, accounts payable, and accrued liabilities sub-processes. The material weakness primarily originated from non-updation of the Delegation of Authority matrix, which was subsequently revised and implemented during the year to ensure appropriate approvals for expenses and vendor payments.
●	Goodwill: The material weakness in goodwill process was identified primarily due to inadequate documentation over control performance. During the year, we appointed experienced control owners, and enhanced documentation and review controls to remediate the material weakness.
●	Program Development: The material weakness in program development was on account of a post implementation signoff for a system migration which was not received from the vendor in a timely manner. The review controls were subsequently strengthened.

B)	Identified in prior years, and carried forward:

●	Order to cash: The material weakness in order to cash process was noted across revenue, customer deposits, accounts receivable and deferred revenue sub-processes. During the year, we enhanced review controls, added experienced people across order to cash sub-processes for managing critical control activities, and rationalized the controls framework to remove duplicate and redundant controls. While these measures have helped to remediate few processes, but the material weakness was not fully remediated as of year end.
●	The Company did not design, implement and operate effective process-level control activities related to treasury (including cash and cash equivalents), and financial reporting (including review of the recording of manual journal entries, period end financial close/account reconciliation process and preparation of the consolidated financial statements).
●	Access management: This material weakness is on account of delayed access revocation from certain software applications.
●	The risk assessment process failed to identify and assess risks of misstatement, including fraud risks, to ensure controls were designed and implemented to respond to those risks.
●Relevant and quality information and communication to support the functioning of internal controls was not consistently generated or used by the Company to support the operation of internal controls;
●Changes that could impact the system of internal controls were not identified and assessed; and
●The evaluation and communication of internal control deficiencies, including monitoring corrective actions, were not performed in a timely manner.
●Ineffective control environment: The material weakness identified earlier cited that the company did not have sufficient structures, reporting lines, appropriate authorities and responsibilities and also did not sufficiently attract, develop and retain competent resources and hold them responsible for their internal control responsibilities. The company during the year established a Center of Excellence (COE) by consolidating financial processes to strengthen the controls framework. The COE Mission is to create appropriate finance structures, formalize lines of reporting and appoint competent personnel with defined roles and responsibilities to strengthen internal controls. While the Company has made progress with respect to its remediation efforts, the material weakness has not been fully remediated as of year end.

Because there is a reasonable possibility that material misstatement of the consolidated financial statements will not be prevented or detected on a timely basis, we concluded the deficiencies represent material weaknesses in our internal control over financial reporting and our internal control over financial reporting was not effective as of December 31, 2023.

Remediation Plan

We have identified and implemented several steps, and continue to do so, to remediate the material weaknesses described in this Item 9A. The COE team has also started reviewing the current processes, looked at weakness reported and are working on the road map to eliminate the weakness.

We are undertaking the following additional remediation measures to further strengthen internal controls:

●	The remediation efforts in Order to cash process will be extended to the other sub processes .
●	For the treasury and financial reporting processes, enhancing the design of existing control activities and implementing additional process-level control activities.
●	Deploying additional information and communications controls to allow the effective operation of control activities.
●	Continuing to hire, train, and retain individuals with appropriate skills and experience, assigning responsibilities and holding individuals accountable for their roles related to internal control over financial reporting.
●	Implementing an Identity and Access Management tool to onboard software applications through a Single Sign-On process which will strengthen user logical access management.

Management intends to deploy the aforementioned additional remediation measures within a reasonable time frame. The effort may require incremental time and resources to remediate and we may decide to take other measures with appropriate executive sponsorship to address the material weaknesses or modify the remediation steps described above. Until these deficiencies are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP.

Changes in Internal Controls over Financial Reporting

Except for the continued remediation efforts, there were no changes to the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information about our executive officers is contained in the section titled “Executive Officers” in Part I of this Annual Report.

The other information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the captions “Director Nominees,” “Continuing Members of the Board of Directors,” “Additional Information Concerning the Board of Directors of the Company,” Committees of the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the captions “Executive Compensation” and “Director Remuneration,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the captions “Certain Relationships and Related Party Transactions” and “Director Independence,” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our Proxy Statement for the 2024 Annual General Meeting of Shareholders under the caption “Independent Registered Public Accounting Firm Fees” which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2023 and is incorporated by reference in this Annual Report.

PART IV

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

3.1	Restated Certificate of Incorporation, dated July 12, 2017 (4)
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective January 25, 2021 (12)
3.3	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective July 25, 2022. (25)
3.4	Third Amended and Restated Bylaws. (22)
3.5	Amendment to Bylaws of Exela Technologies, Inc. (24)
3.6	Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock (4)
3.7	Certificate of Decrease of Series A Perpetual Convertible Preferred Stock. (22)
3.8	Certificate of Designations, Preferences, Rights and Limitations of Series B Cumulative Convertible Perpetual Preferred Stock, dated March 10, 2022. (20)
3.9	Certificate of Increase of Authorized Number of Shares of Series B Cumulative Convertible Perpetual Preferred Stock of Exela Technologies, Inc., effective July 25, 2022. (25)
3.10	Certificate of Decrease of Series B Perpetual Convertible Preferred Stock. (27)
3.11	Certificate of Designations, Preferences, Rights and Limitations of Tandem Preferred Stock. (22)
3.12	Certificate of Increase of Authorized Number of Shares of Tandem Preferred Stock of Exela Technologies, Inc., effective July 25, 2022. (25)

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
3.13	Certificate of Decrease of Tandem Preferred Stock. (27)
3.14	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock. (22)
3.15	Certificate of Elimination of Special Voting Preferred Stock of Exela Technologies, Inc., effective July 25, 2022. (25)
3.16	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock. (27)
3.17	Certificate of Elimination of Special Voting Preferred Stock of Exela Technologies, Inc., effective May 12, 2023. (28)
3.18	Third Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Exela Technologies, Inc., effective May 12, 2023. (28)
3.19	Certificate of Decrease of Series B Perpetual Convertible Preferred Stock. (30)
3.20	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock. (30)
3.21	Certificate of Designations, Preferences, Rights and Limitations of Special Voting Preferred Stock. (31)
3.21	Certificate of Decrease of Tandem Preferred Stock. (30)
4.1	Specimen Common Stock Certificate (1)
4.2	Specimen Warrant Certificate (1)
4.3	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)
4.4	Form of Common Stock Purchase Warrant (13)
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

4.10	Supplemental Indenture, dated December 20, 2021, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, and U.S. Bank, National Association, as Trustee. (19)
4.11	Second Supplemental Indenture, dated February 24, 2022, by and among Exela Intermediate LLC and Exela Finance Inc. as Issuers, and U.S. Bank, National Association, as Trustee. (19)

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
4.12

At Market Issuance Sales Agreement, dated September 30, 2021, by and among Exela Technologies, Inc. and B. Riley Securities, Inc., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Mizuho Securities USA LLC and Needham & Company, LLC (16)

4.13	Description of Securities (1)
4.14

Indenture, dated as of July 11, 2023, by and among Exela Intermediate LLC and Exela Finance Inc., as Issuers, the guarantors party thereto from time to time and U.S. Bank Trust Company, National Association, as trustee. (32)

4.15

Seventh Supplemental Indenture, dated as of July 11, 2023, by and among Exela Intermediate LLC, Exela Finance Inc., U.S. Bank Trust Company, National Association, as trustee, and Wilmington Savings Fund Society, FSB, as collateral agent. (32)

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

10.20	Amended and Restated Pledge and Guaranty, dated as of the June 17, 2022, between the Parent SPE and PNC Bank, National Association, the administrative agent. (23)
10.21	Performance Guaranty, dated as of December 17, 2020, between the Company, as performance guarantor, and Alter Domus (US) LLC, as the administrative agent. (11)
10.22	Amended and Restated Performance Guaranty, dated as of June 17, 2022, between the Company, as performance guarantor, and PNC Bank, National Association, as administrative agent. (23)
10.23	Second Amendment to Loan Agreement, dated April 11, 2021 (14)
10.24	Amended and Restated Secured Promissory Note, dated as of December 7, 2021 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC. (21)

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
10.25	Amendment No. 1 to Amended and Restated Secured Promissory Note, dated as of January 13, 2022 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC. (21)
10.26	Amendment No. 2 to Amended and Restated Secured Promissory Note, dated as of March 31, 2022 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC. (21)
10.27	Amendment No. 3 to Amended and Restated Secured Promissory Note, dated as of May 9, 2022 by and between GP 2XCV LLC and B. Riley Commercial Capital, LLC.(26)
10.28	Amended and Restated Exela Technologies Inc. 2018 Stock Incentive Plan.(18)
10.29	Form of Option Grant Notice and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan. (7)
10.30	Form of Restricted Stock Unit Grant and Agreement under the Exela Technologies Inc. 2018 Stock Incentive Plan. (7)
10.31	Exela Technologies, Inc. Executive Officer Annual Bonus Plan. (8)
10.32	Letter Agreement dated as of September 14, 2021 by and between Exela Technologies, Inc. and Par Chadha. (15)
10.33	Subscription, Voting and Redemption Agreement, dated as of May 19, 2022, by and between Exela Technologies, Inc. and GP-HGM LLC. (22)
10.34	Subscription, Voting and Redemption Agreement, dated as of March 7, 2023, by and between Exela Technologies, Inc. and GP-HGM LLC. (27)
10.35	Employment Agreement, dated as of July 26, 2022, between Exela Technologies BPA, LLC and Suresh Yannamani. (26)
10.36	Restructuring Support Agreement, dated June 8, 2023, by and between the Company and the Company Parties. (29)
10.37	Subscription, Voting and Redemption Agreement, dated as of March 7, 2023, by and between Exela Technologies, Inc. and GP-HGM LLC. (30)
10.38	Subscription, Voting and Redemption Agreement, dated as of October 9, 2023, by and between Exela Technologies, Inc. and GP-HGM LLC. (31)
21.1	Subsidiaries of Exela Technologies Inc.	Filed
23.1	Consent of EisnerAmper LLP	Filed
23.2	Consent of KPMG LLP	Filed
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

Filed
32.1	Certification of the Principal Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
32.2	Certification of the Principal Financial and Accounting Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Furnished
97	Exela Technologies Inc. Clawback Policy	Filed
101.INS	Inline XBRL Instance Document	Filed
101.SCH	Inline XBRL Taxonomy Extension Schema	Filed

(a)(3) Exhibits(a)(3) Exhibits
Exhibit No.	Description	Filed or Furnished Herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-198988).
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2017.
(3)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on June 21, 2017.
(4)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 18, 2017.
(5)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on July 17, 2018.
(6)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on April 17, 2019.
(7)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on May 10, 2019.
(8)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on November 12, 2019.
(9)	Incorporated by reference to the Registrants’ Current Report on Form 8-K, filed on May 21, 2020.
(10)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on August 10, 2020.
(11)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on December 17, 2021.
(12)	Incorporated by reference to the Registrants’ Current Report on Form 8 K, filed on January 25, 2021.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 19, 2021.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on April 15, 2021.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 16, 2021.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on September 30, 2021.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on December 2, 2021.
(18)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, filed on February 16, 2022.
(19)	Incorporated by reference to the Registrants’ Annual Report on Form 10-K, filed on March 16, 2022.
(20)	Incorporated by reference from Exhibit (a)(1)(N) to Amendment No. 11 to Schedule TO, filed by the Company with the Securities and Exchange Commission on March 11, 2022.
(21)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on May 10, 2022.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 19, 2022.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 21, 2022
(24)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 29, 2022.
(25)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 26, 2022.
(26)	Incorporated by reference to the Registrants’ Quarterly Report on Form 10-Q, filed on August 12, 2022.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 13, 2023.
(28)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 12, 2023.
(29)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 9, 2023.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on March 13, 2023.
(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 10, 2023.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on July 17, 2023.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Par Chadha
April 3, 2024		Par Chadha, Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Par Chadha
April 3, 2024		Par Chadha
Executive Chairman (Principal Executive Officer)

Dated:	By:	/s/ Matthew T. Brown
April 3, 2024		Matthew T. Brown, Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting
Officer)

Dated:	By:	/s/ Martin P. Akins
April 3, 2024		Martin P. Akins, Director

Dated:	By:	/s/ Marc A. Beilinson
April 3, 2024		Marc A. Beilinson, Director

Dated:	By:	/s/ Sharon Chadha
April 3, 2024		Sharon Chadha, Director

Dated:	By:	/s/ J. Coley Clark
April 3, 2024		J. Coley Clark, Director

Dated:	By:	/s/ Ronald C. Cogburn
April 3, 2024		Ronald C. Cogburn, Director

Dated:	By:	/s/ James G. Reynolds
April 3, 2024		James G. Reynolds, Director