Form 10-Q
period 2024-03-31
Exela Technologies, Inc.
filed 2024-05-15
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 14, 2024, the registrant had 6,365,351 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended March 31, 2024

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2024 and December 31, 2023

(in thousands of United States dollars except share and per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$9,501	$23,341
Restricted cash	24,523	43,812
Accounts receivable, net of allowance for credit losses of $5,551 and $6,628, respectively	75,777	76,893
Related party receivables and prepaid expenses	474	296
Inventories, net	12,473	11,502
Prepaid expenses and other current assets	27,651	25,364
Total current assets	150,399	181,208
Property, plant and equipment, net of accumulated depreciation of $215,449 and $213,142, respectively	55,428	58,366
Operating lease right-of-use assets, net	31,688	33,874
Goodwill	170,355	170,452
Intangible assets, net	157,078	164,920
Deferred income tax assets	2,913	3,043
Other noncurrent assets	23,943	24,474
Total assets	$591,804	$636,337

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Current portion of long-term debt	$29,057	$30,029
Accounts payable	66,375	61,109
Related party payables	2,463	1,938
Income tax payable	2,352	2,080
Accrued liabilities	63,404	63,699
Accrued compensation and benefits	74,927	65,012
Accrued interest	29,946	52,389
Customer deposits	23,731	23,838
Deferred revenue	14,524	12,099
Obligation for claim payment	43,336	66,988
Current portion of finance lease liabilities	4,348	4,856
Current portion of operating lease liabilities	10,214	10,845
Total current liabilities	364,677	394,882
Long-term debt, net of current maturities	1,041,940	1,030,580
Finance lease liabilities, net of current portion	5,170	5,953
Pension liabilities, net	12,617	13,192
Deferred income tax liabilities	12,638	11,692
Long-term income tax liabilities	6,086	6,359
Operating lease liabilities, net of current portion	24,916	26,703
Other long-term liabilities	5,392	5,811
Total liabilities	1,473,436	1,495,172
Commitments and Contingencies (Note 8)
Stockholders' deficit
Common Stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 6,365,355 shares issued and outstanding at March 31, 2024 and December 31, 2023	261	261
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized at March 31, 2024 and December 31, 2023
Series A Preferred Stock, 2,778,111 shares issued and outstanding at March 31, 2024 and December 31, 2023	1	1
Series B Preferred Stock, 3,029,900 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Additional paid in capital	1,237,354	1,236,171
Accumulated deficit	(2,108,993)	(2,084,114)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(6,422)	(7,648)
Unrealized pension actuarial gains (losses), net of tax	37	(174)
Total accumulated other comprehensive loss	(6,385)	(7,822)
Total stockholders’ deficit attributable to Exela Technologies, Inc.	(877,762)	(855,503)
Noncontrolling interest in XBP Europe	(3,870)	(3,332)
Total stockholders’ deficit	(881,632)	(858,835)
Total liabilities and stockholders’ deficit	$591,804	$636,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$258,811	$273,620
Cost of revenue (exclusive of depreciation and amortization)	201,988	216,467
Selling, general and administrative expenses (exclusive of depreciation and amortization)	40,854	44,381
Depreciation and amortization	13,507	16,560
Related party expense	2,391	3,112
Operating profit (loss)	71	(6,900)
Other expense (income), net:
Interest expense, net	21,088	44,180
Debt modification and extinguishment costs (gain), net	—	(8,773)
Sundry expense, net	1,881	748
Other income, net	(451)	(282)
Loss before income taxes	(22,447)	(42,773)
Income tax expense	(3,126)	(2,663)
Net loss	(25,573)	(45,436)
Net loss attributable to noncontrolling interest in XBP Europe, net of taxes	(694)	—
Net loss attributable to Exela Technologies, Inc.	$(24,879)	$(45,436)
Cumulative dividends for Series A Preferred Stock	(1,053)	(954)
Cumulative dividends for Series B Preferred Stock	(1,224)	(1,153)
Net loss attributable to common stockholders	$(27,156)	$(47,543)
Loss per share:
Basic and diluted	$(4.27)	$(9.88)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(25,573)	$(45,436)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,303	(2,105)
Unrealized pension actuarial gains (losses), net of tax	290	(89)
Total other comprehensive gain (loss), net of tax	1,593	(2,194)
Comprehensive loss	(23,980)	(47,630)
Comprehensive loss attributable to noncontrolling interest in XBP Europe, net of tax	(538)	—
Comprehensive loss attributable to Exela Technologies, Inc., net of tax	$(23,442)	$(47,630)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three months ended March 31, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

										Accumulated Other Comprehensive Loss
											Unrealized
										Foreign	Pension
										Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2023	1,393,276	$162	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,159,577	$(4,788)	$(3,583)	$(1,948,009)	$(807,589)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(45,436)	(45,436)
Equity-based compensation	—	—	—	—	—	—	—	—	111	—	—	—	111
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,105)	—	—	(2,105)
Net realized pension actuarial losses, net of tax	—	—	—	—	—	—	—	—	—	—	(89)	—	(89)
Issuance of Common Stock from at the market offerings, net of offering costs	4,977,744	99	—	—	—	—	—	—	66,929	—	—	—	67,028
Balances at March 31, 2023	6,371,020	$261	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,226,617	$(6,893)	$(3,672)	$(1,993,445)	$(788,080)

								Accumulated Other Comprehensive Loss
									Unrealized
								Foreign	Pension
								Currency	Actuarial		Non-	Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional	Translation	Gains (Losses),	Accumulated	Controlling Interest	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Adjustment	net of tax	Deficit	in XBP Europe	Deficit
Balances at January 1, 2024	6,365,355	$261	2,778,111	$1	3,029,900	$—	$1,236,171	$(7,648)	$(174)	$(2,084,114)	$(3,332)	$(858,835)
Net loss	—	—	—	—	—	—	—	—	—	(24,879)	(694)	(25,573)
Equity-based compensation	—	—	—	—	—	—	1,183	—	—	—	—	1,183
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,226	—	—	77	1,303
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	211	—	79	290
Balances at March 31, 2024	6,365,355	$261	2,778,111	$1	3,029,900	$—	$1,237,354	$(6,422)	$37	$(2,108,993)	$(3,870)	$(881,632)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(25,573)	$(45,436)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	13,507	16,560
Original issue discount, debt premium and debt issuance cost amortization	(9,916)	7,456
Interest on BR Exar AR Facility	(1,110)	(2,232)	(1)
Debt modification and extinguishment gain, net	—	(9,760)
Credit loss expense	4,491	1,983
Deferred income tax provision	957	521
Share-based compensation expense	1,183	111
Unrealized foreign currency (gain) loss	18	238
(Gain) loss on sale of assets	(602)	88
Fair value adjustment for private warrants liability of XBP Europe	(37)	—
Change in operating assets and liabilities
Accounts receivable	(2,624)	950
Prepaid expenses and other current assets	(2,818)	(1,494)
Accounts payable and accrued liabilities	(6,420)	(24,232)
Related party payables	346	94
Additions to outsource contract costs	(482)	(116)
Net cash used in operating activities	(29,080)	(55,269)
Cash flows from investing activities
Purchase of property, plant and equipment	(2,378)	(1,888)
Additions to internally developed software	(855)	(1,014)
Proceeds from sale of assets	2,649	—
Net cash used in investing activities	(584)	(2,902)
Cash flows from financing activities
Proceeds from issuance of Common Stock from at the market offerings	—	69,260
Cash paid for equity issuance costs from at the market offerings	—	(2,232)
Borrowings under factoring arrangement and Securitization Facility	348	31,985
Principal repayment on borrowings under factoring arrangement and Securitization Facility	(311)	(31,325)
Cash paid for debt issuance costs	(193)	(6,308)
Principal payments on finance lease obligations	(1,765)	(1,137)
Borrowings under BRCC revolver	—	9,600
Borrowings from other loans	3,219	2,152	(1)
Cash paid for debt repurchases	—	(3,633)
Proceeds from Second Lien Note	—	31,500
Borrowing under BR Exar AR Facility	14,914	10,000	(1)
Repayments under BR Exar AR Facility	(11,103)	(4,130)	(1)
Repayment of BRCC term loan	—	(34,204)
Principal repayments on senior secured term loans, BRCC revolver and other loans	(8,656)	(7,745)	(1)
Net cash (used in) provided by financing activities	(3,547)	63,783
Effect of exchange rates on cash, restricted cash and cash equivalents	82	140
Net increase (decrease) in cash, restricted cash and cash equivalents	(33,129)	5,752
Cash, restricted cash, and cash equivalents
Beginning of period	67,153	45,067
End of period	$34,024	$50,819
Supplemental cash flow data:
Income tax payments, net of refunds received	$594	$1,147
Interest paid	30,674	65,300
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	$491	$405
Accrued PIK interest paid through issuance of PIK Notes	23,342	—
Waiver and consent fee payable added to outstanding balance of Senior Secured Term Loan	1,000	—
Accrued capital expenditures	494	1,945

(1)	Exela restated the condensed consolidated statement of cash flows for the three months ended March 31, 2023 by reclassifying borrowing and repayments under BR Exar AR Facility as separate line items which were previously included in borrowings from other loans and principal repayments on senior secured term loans and other loans, respectively under cash flow from financing activities. Interest on BR Exar AR Facility which was previously included in principal repayments on senior secured term loans and other loans under cash flow from financing activities is restated by reclassification as cash flow from operating activities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

1.     General

These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2023 included in the Exela Technologies, Inc. (the “Company,” “Exela,” “we,” “our” or “us”) annual report on Form 10-K for such period (the “2023 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on April 3, 2024 and available at the SEC’s website at http://www.sec.gov.

The accompanying condensed consolidated financial statements and related notes to the condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and XBP Europe Holdings, Inc. (“XBP Europe”), a publicly traded company that is majority-owned by the Company. The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”), as they apply to interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These accounting principles require us to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.

The condensed consolidated financial statements are unaudited, but in our opinion include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim period. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

Going Concern

The Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are issued. Management’s evaluation does not initially take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

In performing this evaluation, the Company concluded that the following conditions raised substantial doubt about its ability to continue as a going concern:

●	a history of net losses, including net losses of $25.6 million for the three months ended March 31, 2024;
●	net operating cash outflow of $29.1 million for the three months ended March 31, 2024;
●	a working capital deficit of $214.3 million as of March 31, 2024; and
●	an accumulated deficit of $2,109.0 million as of March 31, 2024.

The Company has undertaken and/or completed the following plans and actions to improve its available cash balances, liquidity or cash generated from operations:

●	identified and in the process of executing on significant cost savings for fiscal year 2024; and
●	issued approximately $764.8 million aggregate principal amount of April 2026 Notes (as defined in Note 5 – Long-Term Debt and Credit Facilities) in exchange for $956.0 million aggregate principal amount of existing 2026 Notes that provide flexibility to pay up to 50% of the interest payments in 2024 using April 2026 Notes instead of cash.

In addition to these actions, management has reviewed the Company's operational plans which include executing on price increases, and projected growth of margins. The Company will have to continue to achieve positive operating cash flows and restore profitability over the next twelve months and otherwise execute its business plan. However, the Company’s ability to execute its operational plans is uncertain and its ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry, and considering these factors are outside of the Company’s control, substantial doubt about the Company’s ability to continue as a going concern exists. The condensed consolidated financial statements do not, however, include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Perpetual Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”), was calculated using the if-converted method. As of March 31, 2024, the outstanding shares of the Company’s Series A Preferred Stock and Series B Preferred Stock, if converted would have resulted in an additional 413 shares and 16,565 shares of our Common Stock outstanding, respectively, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive (i.e., if included, would reduce the net loss per share).

Similarly, the Company also did not include the effect of 1,978 and 2,433 shares of Common Stock issuable upon exercise of 7,913,637 and 9,731,819 outstanding warrants as of March, 2024 and 2023, respectively, sold in a private placement of securities on March 18, 2021 or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units, performance units and options (2,442 and 2,477 as of March 31, 2024 and 2023, respectively) in the calculation of diluted loss per share for the three months ended March 31, 2024 and 2023, because their effects were also anti-dilutive.

	Three Months Ended March 31,
	2024	2023
Net loss attributable to common stockholders (A)	$(27,156)	$(47,543)
Weighted average common shares outstanding – basic and diluted (B)	6,365,355	4,814,152
Loss Per Share:
Basic and diluted (A/B)	$(4.27)	$(9.88)

Merger Agreement

On October 9, 2022, the Company entered into a definitive merger agreement to merge its European business with CF Acquisition Corp. VIII (“CFFE”), a special purpose acquisition company, to form a new publicly-traded company XBP Europe Holdings, Inc. (“XBP Europe”), which is a part of the ITPS segment (as defined in Note 3 – Significant Accounting Policies). The business combination was accounted for as a reverse capitalization in accordance with GAAP. Under this method of accounting, CFFE was treated as the “acquired” company for financial reporting purposes with XBP Europe surviving as a direct wholly-owned subsidiary of CFFE.

Following the closing of the transaction on November 29, 2023, the Company’s European business operates as XBP Europe, and the Company owns 72.3% of the outstanding capital stock of XBP Europe as of March 31, 2024. The noncontrolling stockholders' proportionate share of stockholder’s deficit in XBP Europe of $3.9 million and $3.3 million, as of March 31, 2024 and December 31, 2023, respectively, is reflected as noncontrolling interest in XBP Europe in the accompanying condensed consolidated balance sheets. Beginning on November 30, 2023, XBP Europe shares started trading on the Nasdaq Stock Market under the ticker symbol “XBP” and its warrants started trading on the Nasdaq Stock Market under the ticker symbol “XBPEW”.

Sale of Non-core Assets

On June 8, 2023, the Company completed the sale of its high-speed scanner business, which was a part of its ITPS segment (as defined in Note 3 – Significant Accounting Policies), for a purchase price of approximately $30.1 million, subject to final working capital adjustments. The sale of the high-speed scanner business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result of this transaction, the Company disposed of $16.5 million of goodwill based on the relative fair value of the high-speed scanner business to the total fair value of the ITPS reporting unit. This transaction resulted in a total pre-tax gain of $7.2 million. Per the terms of the sales agreement, the Company may receive additional cash consideration (“Contingent Consideration”) upon the future occurrence of certain earn out events described in the sales agreement. The Contingent Consideration, if any, will be recognized in the period the earn out event occurs, and the Contingent Consideration is realizable.

2.    New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2024, the Company adopted Accounting Standards Update (“ASU”) No. 2023-01, Leases (Topic 842): Common Control Arrangements that clarifies the accounting for leasehold improvements associated with common control leases by requiring that leasehold improvements associated with common control leases be amortized by the lessee over the useful life of the leasehold improvements to the common control group (regardless of the lease term), as long as the lessee controls the use of the underlying asset through a lease. Additionally, leasehold improvements associated with common control leases should be accounted for as a transfer between entities under common control through an adjustment to equity, if, and when, the lessee no longer controls the use of the underlying asset. The adoption had no impact on the Company’s consolidated results of operations, cash flows, financial position or disclosures.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that adopting this standard will have on its consolidated financial statements.

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

3.     Significant Accounting Policies

The information presented below supplements the Significant Accounting Policies information presented in the 2023 Form 10-K.

Revenue Recognition

We account for revenue by first evaluating whether a performance obligation exists. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of our material sources of revenue are derived from contracts with customers, primarily relating to the provision of business and transaction processing services within each of our segments. We do not have any significant extended payment terms, as payment is received shortly after goods are delivered or services are provided.

Nature of Services

Our primary performance obligations are to stand ready to provide various forms of business processing services, consisting of a series of distinct services, but that are substantially the same, and have the same pattern of transfer over time, and accordingly are combined into a single performance obligation. Our obligation to our customers is typically to perform an unknown or unspecified quantity of tasks and the consideration received is contingent upon the customers’ use (i.e., number of transactions processed, requests fulfilled, etc.); as such, the total transaction price is variable. We allocate variable fees to the single performance obligation charged to the distinct service period in which we have the contractual right to bill under the contract.

Disaggregation of Revenues

The Company is organized into three segments: Information & Transaction Processing Solutions (“ITPS”), Healthcare Solutions (“HS”), and Legal & Loss Prevention Services (“LLPS”) (See Note 13 – Segment and Geographic Area Information). The following tables disaggregate revenue from contracts by segment and by geographic region for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024				2023
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$130,721	$64,852	$17,819	$213,392	$146,025	$63,043	$16,869	$225,937
EMEA	40,046	—	—	40,046	42,778	—	—	42,778
Other	5,373	—	—	5,373	4,905	—	—	4,905
Total	$176,140	$64,852	$17,819	$258,811	$193,708	$63,043	$16,869	$273,620

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at March 31, 2024 and December 31, 2023:

	March 31,	December 31,	January 1,
	2024	2023	2023
Accounts receivable, net	$75,777	$76,893	$101,616
Deferred revenues	15,451	13,107	17,585
Customer deposits	23,731	23,838	16,955
Costs to obtain and fulfill a contract	1,619	1,400	1,674

The following table describes the changes in the allowance for expected credit losses for the three months ended March 31, 2024 (all related to accounts receivables):

Balance at January 1, 2024 of the allowance for expected credit losses	$6,628
Provision for expected loss	4,491
Write-off charged against the allowance	(5,064)
Recoveries collected	(476)
Foreign currency exchange rate adjustment	(28)
Balance at March 31, 2024 of the allowance for expected credit losses	$5,551

Accounts receivable, net includes $25.3 million and $23.9 million as of March 31, 2024 and December 31, 2023, respectively, representing amounts not yet billed to customers. We have accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where we received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. We recognized revenue of $4.4 million during the three months ended March 31, 2024 that had been deferred as of December 31, 2023. We recognized revenue of $6.8 million during the three months ended March 31, 2023 that had been deferred as of January 1, 2023. We recognized revenue of $17.3 million during the year ended December 31, 2023 that had been deferred as of January 1, 2023.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. We recognized $0.3 million and $0.2 million of amortization for these costs for the three months ended March 31, 2024 and 2023, respectively, within depreciation and amortization expense. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, we recognize the incremental costs of obtaining contracts as an expense when incurred, if the amortization period would have been one year or less. These costs are included in selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under GAAP, we did not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of our contracts. We have certain non-cancellable contracts where we receive a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of March 31, 2024 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2024	$26,249
2025	29,993
2026	3,585
2027	2,071
2028	1,251
2029 and thereafter	—
Total	$63,149

4.     Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	March 31, 2024
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,750	$(386,840)	$120,910
Developed technology	88,553	(88,073)	480
Trade names (b)	5,300	—	5,300
Outsource contract costs	18,108	(16,489)	1,619
Internally developed software	56,573	(45,191)	11,382
Purchased software	26,749	(9,362)	17,387
Intangibles, net	$703,033	$(545,955)	$157,078

	December 31, 2023
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,930	$(380,580)	$127,350
Developed technology	88,554	(88,085)	469
Patent	15	(14)	1
Trade names (b)	5,300	—	5,300
Outsource contract costs	17,734	(16,334)	1,400
Internally developed software	56,066	(43,499)	12,567
Purchased software	26,749	(8,916)	17,833
Intangibles, net	$702,348	$(537,428)	$164,920

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2024 and 2023 is net of accumulated impairment losses of $44.1 million. Carrying amount of $5.3 million as at March 31, 2024 represents indefinite-lived intangible assets.

Aggregate amortization expense related to intangible assets was $9.1 million and $11.0 million for the three months ended March 31, 2024 and 2023, respectively.

Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense
Remainder of 2024	$24,901
2025	25,598
2026	20,956
2027	17,342
2028	13,615
Thereafter	49,366
$151,778

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with customers. The Company is organized into three segments: ITPS, HS, and LLPS (See Note 13 – Segment and Geographic Area Information).

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2024 (a)	Additions	Deletions		Impairments	Currency Translation Adjustments	Balances as at March 31, 2024 (a)
ITPS	$64,801	$—	$—		$—	$(97)	$64,704
HS	86,786	—	—		—	—	86,786
LLPS	18,865	—	—		—	—	18,865
Total	$170,452	$—	$—		$—	$(97)	$170,355

	Balances as at January 1, 2023 (a)	Additions	Deletions		Impairments	Currency Translation Adjustments	Balances as at December 31, 2023 (a)
ITPS	$81,151	$—	$(16,500)	(b)	$—	$150	$64,801
HS	86,786	—	—		—	—	86,786
LLPS	18,865	—	—		—	—	18,865
Total	$186,802	$—	$(16,500)		$—	$150	$170,452

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to ITPS was $487.7 million as at March 31, 2024 and December 31, 2023, respectively. Accumulated impairment relating to LLPS was $243.4 million as at both March 31, 2024 and December 31, 2023.
(b)	The deletion in goodwill is due to derecognition of allocated goodwill on sale of the high-speed scanner business in the second quarter of 2023. Refer to Note 1—General.

5.     Long-Term Debt and Credit Facilities

July 2026 Notes

As of January 1, 2023, there was outstanding $980.0 million aggregate principal amount of 11.500% First-Priority Senior Secured Notes scheduled to mature July 15, 2026 (the “July 2026 Notes”) issued by Exela Intermediate LLC and Exela Finance Inc. (together, the “Issuers”), wholly-owned subsidiaries of the Company . The July 2026 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The July 2026 Notes bear interest at a rate of 11.5% per year. We are required to pay interest on the July 2026 Notes on January 15 and July 15 of each year, and commenced making such interest payments on July 15, 2022. The Issuers may redeem the July 2026 Notes in whole or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

On July 11, 2023, the Issuers, certain guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture (the “April 2026 Notes Indenture”) governing the 11.500% First-Priority Senior Secured Notes scheduled to mature July 15, 2026 (the “April 2026 Notes”), and the Issuers issued approximately $764.8 million aggregate principal amount of the April 2026 Notes as consideration for the exchange of $956.0 million aggregate principal amount of the Issuers’ existing July 2026 Notes pursuant to a public exchange offer (the “2023 Exchange”), which was equivalent to issuing $800 of the April 2026 Notes per $1,000 principal amount of the existing July 2026 Notes. The Company performed an assessment of the 2023 Exchange and determined that it met the criteria to be accounted for as a troubled debt restructuring under GAAP. The undiscounted cash flows associated with the April 2026 Notes issued were compared to the carrying value of the exchanged July 2026 Notes and since the undiscounted cash flows of the April 2026 Notes exceeded the carrying value of the exchanged July 2026 Notes, the carrying value of the April 2026 Notes was established at the carrying value of the exchanged July 2026 Notes and the Company established new effective interest rates based on the carrying value of the exchanged July 2026 Notes prior to the 2023 Exchange. The difference between the principal amount of the issued April 2026 Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s condensed consolidated balance sheets. The

Company recorded a premium of $142.3 million on the notes exchange, which will be reduced as contractual interest payments are made on the April 2026 Notes.

On July 11, 2023, the Company entered into a seventh supplemental indenture to the indenture governing the July 2026 Notes which eliminated substantially all of the restrictive covenants, eliminated certain events of default, modified covenants regarding mergers and consolidations and modified or eliminated certain other provisions, including certain provisions relating to future guarantors and defeasance, contained in the July 2026 Notes Indenture and the July 2026 Notes. In addition, all of the collateral securing the July 2026 Notes was released pursuant to the seventh supplemental indenture.

The July 11, 2023 transaction resulted in cancellation of debt income (“CODI”) for tax purposes. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than the outstanding debt. The Internal Revenue Code of 1986, as amended, (the “Code”), provides that a debtor may wholly or partially exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of CODI excluded from taxable income. Pursuant to the US tax rules, the Company computes the final CODI calculation based on the tax basis as of the last day of the fiscal tax year (i.e., December 31, 2023) which includes the date in which the debt transaction occurred. For the year ended December 31, 2023, the Company generated CODI in the amount of $780.0 million, of which $54.0 million was included in the fiscal year 2023 taxable income and $726.0 million was excluded from taxable income, resulting the elimination of $624.0 million gross federal and state net operating losses.

As a result of the 2023 Exchange and periodic repurchases, $24.0 million aggregate principal amount of the July 2026 Notes maturing July 15, 2026 remained outstanding as of March 31, 2024.

Senior Secured April 2026 Notes

On July 11, 2023, the Issuers issued approximately $767.8 million aggregate principal amount of the April 2026 Notes under the April 2026 Notes Indenture, which includes the April 2026 Notes issued pursuant to the 2023 Exchange (as described above) and $3.0 million issued in exchange of other indebtedness. The April 2026 Notes are scheduled to mature on April 15, 2026.

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

On July 15, 2023, the Company issued $44.1 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest that would otherwise have been due to holders of the July 2026 Notes that participated in the Public Exchange on July 15, 2023. On January 15, 2024, the Company issued $23.3 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest due on January 15, 2024 in respect of the April 2026 Notes. $835.3 million aggregate principal amount of the April 2026 Notes remained outstanding as of March 31, 2024.

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

During the three months ended March 31, 2023, we repurchased $13.4 million principal amount of the Issuers’ 10.0% First Priority Senior Secured Notes due 2023 (“2023 Notes”) for a net cash consideration of $4.2 million. The gain on early extinguishment of debt during the three months ended March 31, 2023 totaled $9.8 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs, respectively. Gain on the early extinguishment of debt during the three months ended March 31, 2023 is reported within debt modification and extinguishment costs (gain), net within our condensed consolidated statements of operations.

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

During the three months ended March 31, 2024, we repaid $6.0 million of outstanding principal amount under the BRCC Revolver. The BRCC Facility matured on June 10, 2023. As of December 31, 2023, the Company had fully repaid the outstanding balance under the BRCC Term Loan. As of March 31, 2024, there remained borrowings of $13.9 million outstanding under the BRCC Revolver. The outstanding principal amount under the BRCC Revolver is payable in five (5) monthly installments of $2.0 million commencing April 30, 2024, with the remaining outstanding principal balance of $3.9 million payable on September 30, 2024.

Senior Secured Term Loan

On July 11, 2023, Exela Intermediate LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company, entered into a financing agreement with certain lenders and Blue Torch Finance LLC, as administrative agent, pursuant to which the lenders extended a $40.0 million term loan (“Senior Secured Term Loan”). On the same date, the Company used proceeds of this term loan to repay a corresponding amount of its existing debt. On January 12, 2024, $1.0 million of certain waiver and consent fee payable by subsidiaries of the Company under the term of Senior Secured Term Loan were added to outstanding balance of the Senior Secured Term Loan.

The Senior Secured Term Loan shall be, at the option of the Company, either a Reference Rate Loan, or a Secured Overnight Financing Rate (“SOFR”) Loan. Each portion of the Senior Secured Term Loan that is a Reference Rate Loan bears interest on the principal amount outstanding from the date of the Senior Secured Term Loan until repaid, at a rate per annum equal to the Reference Rate plus the Applicable Margin. “Reference Rate” for any period means the greatest of (i) 4.00% per annum, (ii) the federal funds rate plus 0.50% per annum, (iii) the Adjusted Term SOFR (which rate shall be calculated based upon an interest period of 1 month and shall be determined on a daily basis) plus 1.00% per annum, and (iv) the rate last quoted by the Wall Street Journal as the "Prime Rate" in the United States. “Applicable Margin,” with respect to the interest rate of (a) any Reference Rate Loan is 10.39% per annum, and (b) any SOFR Rate Loan is 11.39% per annum. SOFR Rate Loans shall bear interest on the principal amount outstanding, at a rate per annum equal to the Adjusted Term SOFR rate for the Interest Period in effect for the Term Loan plus Applicable Margin. “Adjusted Term SOFR” means the rate per annum equal to Term SOFR for such calculation, plus 0.26161%. “Term SOFR,” for calculation with respect to a SOFR Rate Loan, is the per annum forward-looking term rate based on secured overnight financing rate for a tenor comparable to the applicable interest period on the day that is two business days prior to the first day of such interest period. However, with respect to a Reference Rate Loan, “Term SOFR” means the per annum forward-looking term rate based on secured overnight financing rate for a tenor of three months on the day that is two business days prior to such day. If Term SOFR as so determined shall ever be less than 4.00%, then Term SOFR shall be deemed to be 4.00%.

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

As of March 31, 2024, there were borrowings of $40.5 million outstanding under the Senior Secured Term Loan. The outstanding principal amount of the Senior Secured Term Loan shall be repaid in ten (10) equal quarterly installments of $0.5 million commencing April 1, 2024, with the remaining outstanding principal amount of $35.5 million payable at maturity along with accrued and unpaid interest. The maturity date of the Senior Secured Term Loan is January 14, 2026.

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

The Senior Secured Term Loan contains customary events of default, affirmative and negative covenants, including limitation on the Company’s and certain of its subsidiaries’ ability to create, incur or allow certain liens; enter into sale and lease-back transactions; make any restricted payments; undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of March 31, 2024.

Securitization Facility

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (as amended, the “Amended Receivables Purchase Agreement”) under an existing $150.0 million securitization facility (the “Securitization Facility”) among certain of the Company’s subsidiaries, Exela Receivables 3, LLC (the “Securitization Borrower”), Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE,” and together with the Securitization Borrower, the “SPEs”) and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extended the term of the Securitization Facility such that the SPEs may sell certain accounts receivable to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable, because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company, the operating subsidiaries of the Company that agreed to sell receivables in connection with the Securitization Facility (the “Securitization Originators”), or any other relevant subsidiaries.

The sales of accounts receivable under the Amended Receivables Purchase Agreement are transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s condensed consolidated balance sheet. The Company de-recognized $522.7 million of accounts receivable under this agreement during the year ended December 31, 2023. The amount remitted to the Purchasers during fiscal year 2023 was $507.6 million. The Company de-recognized $127.3 million and $140.0 million of accounts receivable under this agreement during the three months ended March 31, 2024 and 2023, respectively. The amount remitted to the Purchasers during the three months ended March 31, 2024 and 2023 was $135.9 million and $141.3 million, respectively. Unsold accounts receivable of $37.7 million and $41.2 million were pledged by the SPEs as collateral to the Purchasers as of March 31, 2024 and December 31, 2023, respectively. These pledged accounts receivables are included in accounts receivable, net in the condensed consolidated balance sheets. The program resulted in a pre-tax loss of $1.6 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively.

The fair value of the sold accounts receivable approximated their book value due to their short-term nature. Sold accounts receivable are presented as a change in receivables within operating activities in the condensed consolidated statements of cash flows.

BR Exar AR Facility

On February 12, 2024, certain of the Company’s subsidiaries entered into a receivables purchase agreement with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC (as subsequently amended on February 29, 2024, March 29, 2024 and March 31, 2024, the “BR Exar AR Facility”). The Company received an aggregate of $14.7 million, net of legal and other fees of $0.2 million, under the BR Exar AR Facility. Under the terms of the BR Exar AR Facility, certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $16.4 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected $12.2 million under the BR Exar AR Facility during the period from February 2024 to March 2024. As of March 31, 2024, there was a $4.2 million outstanding balance under the BR Exar AR Facility.

Under the BR Exar AR Facility, transfers of accounts receivable from certain of the Company’s subsidiaries are treated as secured borrowings under ASC 860, Transfers and Servicing and are not accounted for as a reduction in accounts receivable because the agreements do not transfer effective control over and risk related to the accounts receivable to BREL. Accordingly, the Company treated total of $0.2 million of legal fee and other expense incurred under the BR Exar AR Facility as debt issuances cost and $1.5 million of difference between the net proceeds received by the Company and total amount collected by BREL under the BR Exar AR Facility as original issue discount. Debt issuance cost and original issue discount relating to the BR Exar AR Facility are included in interest expense, net in the condensed consolidated statements of operations for the three months ended March 31, 2024.

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

As of March 31, 2024, there were borrowings of $31.5 million outstanding under the Second Lien Note payable at maturity.

Long-Term Debt Outstanding

As of March 31, 2024 and December 31, 2023, the following long-term debt instruments were outstanding:

	March 31,	December 31,
	2024	2023
Other (a)	$21,733	$21,101
Secured borrowings under BR Exar AR Facility (b)	3,761	—
Senior secured term loan maturing January 14, 2026 (c)	38,163	37,921
July 2026 Notes maturing July 15, 2026 (d)	22,885	22,788
April 2026 Notes maturing April 15, 2026 (e)	942,287	931,293
Secured borrowings under BRCC Facility matured on June 10, 2023	13,897	19,898
Second lien note maturing June 17, 2025 (f)	28,271	27,608
Total debt	1,070,997	1,060,609
Less: Current portion of long-term debt	(29,057)	(30,029)
Long-term debt, net of current maturities	$1,041,940	$1,030,580

(a)	Other debt represents outstanding loan balances associated with various hardware and software purchases, and maintenance and leasehold improvements, along with loans and receivables factoring arrangements entered into by subsidiaries of the Company.
(b)	Net of unamortized net original issue discount of $0.4 million and less than $0.1 million of debt issuance as of March 31, 2024.
(c)	Net of unamortized debt issuance costs of $2.3 million as of March 31, 2024 and unamortized debt issuance costs of $1.6 million as of December 31, 2023.
(d)	Net of unamortized net original issue discount of $0.9 million and debt issuance costs of $0.2 million as of March 31, 2024; and unamortized net original issue discount of $0.9 million and debt issuance costs of $0.2 million as of December 31, 2023.
(e)	Net of unamortized net debt exchange premium of $107.0 million and $119.4 million as of March 31, 2024 and December 31, 2023, respectively.
(f)	Net of unamortized debt issuance costs of $3.2 million and $3.9 million as of March 31, 2024 and December 31, 2023, respectively.

6.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $3.1 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively.

The Company expects US consolidated taxable income for the year ended December 31, 2024, primarily due to inability to deduct most interest expense in accordance with Internal Revenue Code (IRC) Section 163(j). Since the enactment of IRC 163(j), the Company has been able to claim net operating loss deductions to eliminate U.S. consolidated tax liabilities. On July 11, 2023, a supplemental indenture was entered into with respect to the July 2026 Notes, which generated significant cancellation of indebtedness income (CODI) for tax purposes, most of which was excluded from taxable income. Under the provisions of IRC Section 108, on January 1, 2024 the Company reduced tax attributes, including all its Exela U.S. consolidated net operating loss carryforwards and tax credits. Accordingly, in 2024 the Company will generate current U.S consolidated tax liabilities, which is reflected in the income tax expense for the three months ended March 31, 2024.

The Company's ETR of (13.9)% for the three months ended March 31, 2024 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three months ended March 31, 2023, the Company's ETR of (6.2)% differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of the TCJA.

As of March 31, 2024, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2023.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of March 31, 2024 and December 31, 2023 the Company recorded actuarial gain of $0.2 million and actuarial losses of $0.2 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2024	2023
Service cost	$9	$10
Interest cost	744	749
Expected return on plan assets	(729)	(667)
Amortization:
Amortization of prior service cost	—	88
Amortization of net loss	307	385
Net periodic benefit cost	$331	$565

The Company records pension interest cost within interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within other expense (income), net. Service cost is recorded within cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $0 and $0.6 million to its pension plans during the three months ended March 31, 2024 and 2023, respectively. The Company has plans to fund the pension plans with the required contributions for 2024 based on current plan provisions.

8.     Commitments and Contingencies

Contract Claim

On October 24, 2018, HOV Services, Inc., a subsidiary of the Company (“HOV Services”), filed a lawsuit against ASG Technologies Group, Inc. (“ASG”) that sought to terminate the renewal of licensing agreement between the parties. HOV Services alleged that the licensing agreement was renewed under duress and brought claims against ASG under the Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., the Stored Communications Act, 18 U.S.C. § 2701 et seq., and various common law doctrines. ASG subsequently brought counterclaims asserting breach of contract and other allegations. On February 27, 2024, a judge granted ASG’s motion for directed verdict on its breach of contract claim and awarded ASG $2.5 million in damages plus interest. On February 29, 2024, the jury found in favor of ASG on all remaining claims and awarded ASG damages in the amount of approximately $0.7 million plus interest, for a total award of approximately $4.7 million in the case. On May 3, 2024, HOV Services filed a notice of appeal with the court to preserve its rights. As of March 31, 2024 and December 31, 2023, the Company accrued $4.7 million for this matter included in accrued liabilities on the condensed consolidated balance sheets.

Business Interruption Insurance Claim

During the second half of 2022, the Company experienced a network security incident (the “2022 Network Outage”) impacting certain of the Company’s operational and information technology systems. As a result of the 2022 Network Outage, the Company experienced lost revenue and incurred certain incremental costs. On August 29, 2023, the Company submitted a claim to its insurers for $44.6 million in covered losses related to the 2022 Network Outage (the “August 2023 Claim”). During the year 2023, the Company received insurance proceeds of $10.8 million in respect of business interruption claims from its underlying and first excess carriers. The August 2023 Claim is currently under review by two additional insurers (collectively, the “Second Excess Insurers”), which the Company expects to provide the next layer of coverage under applicable policies. On April 17, 2024, the Company commenced an action against the Second Excess Insurers seeking a declaratory judgment and alleging breach of contract and bad faith for failing to pay out their share of losses connected to the August 2023 Claim. At this time, it is not practicable to render an opinion regarding the outcome of this matter; however, the Company believes it has meritorious claims and plans to vigorously assert them.

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

9.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including current portion of other debt approximated their fair value as of March 31, 2024 and December 31, 2023, due to the relative short maturity of these instruments. Management estimates the fair values of the July 2026 Notes and the April 2026 Notes at approximately 25.0% and 14.5%, respectively, of the respective principal balances outstanding as of March 31, 2024. Management estimated the fair values of the July 2026 Notes and the April 2026 Notes at approximately 24.0% and 16.5%, respectively, of the respective principal balance outstanding as of December 31, 2023. The fair values of secured borrowings under the Company’s securitization facility, BRCC Facility, Second Lien Note and Senior Secured Term Loan are equal to the respective carrying values. Other debt represents the Company’s outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt and current portion of long-term debts using Level 2 inputs, including any recent issuance of the debt, the Company’s credit rating, and the current market rate.

The Company determined the fair value of private warrants liability of XBP Europe included in the other long-term liabilities in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 under Level 3 fair value measurement using the Black-Scholes option pricing model.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2024 and December 31, 2023:

	Carrying	Fair	Fair Value Measurements
As of March 31, 2024	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,041,940	$203,867	$—	$203,867	$—
Current portion of long-term debts	29,057	29,057	—	29,057	—
Private warrants liability of XBP Europe	13	13	—	—	13

	Carrying	Fair	Fair Value Measurements
As of December 31, 2023	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,030,580	$216,213	$—	$216,213	$—
Current portion of long-term debts	30,029	30,029	—	30,029	—
Private warrants liability of XBP Europe	50	50	—	—	50

The significant unobservable inputs used in the fair value of the private warrants liability of XBP Europe are assumptions related to the inputs of exercise price, fair value of the underlying XBP Europe common stock, risk-free interest rate, expected term, expected volatility, and expected dividend yield. Significant increases (decreases) in the discount rate would have resulted in a lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a higher (lower) fair value measurement. For all significant unobservable inputs used in the fair value measurement of the Level 3 liabilities, a change in one of the inputs would not necessarily result in a directionally similar change in the fair value.

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

	March 31,	December 31,
	2024	2023
Balance at beginning of period	$50	$647
Reduction in the fair value of the private warrants liability of XBP Europe	(37)	(597)
Balance at end of period	$13	$50

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

A summary of restricted stock unit activities under the 2018 Plan for the three months ended March 31, 2024 is summarized in the following table:

Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Outstanding Balance as of December 31, 2023	8	$6,600.00	—
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding Balance as of March 31, 2024 (1)	8	$6,600.00	—

(1) All of these outstanding restricted stock units shall vest on the date of the annual general meeting of stockholders for the year 2023.

Options

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the three months ended March 31, 2024 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period
	Outstanding	Date Fair Value	Exercise Price	(Years)
Outstanding Balance as of December 31, 2023	313	$22,224.00	$46,485.00	0.02
Granted	—	—
Exercised	—	—
Forfeited	(4)	32,232.00
Expired	—	—
Outstanding Balance as of March 31, 2024 (1)	309	$22,083.18	$46,130.78	0.01

(1) 301 of the outstanding options are exercisable as of March 31, 2024.

As of March 31, 2024, there was less than $0.1 million of total unrecognized compensation expense related to non-vested restricted stock unit awards and stock option awards under the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general, and administrative expenses. The Company incurred total compensation expense of $0.9 million and $0.1 million related to restricted stock unit awards and stock option awards under the 2018 Plan for the three months ended March 31, 2024 and 2023, respectively.

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

The fair value of the awards was determined to be $5,920 and $6,040 per unit for Tranche 1 and Tranche 2, respectively, on the grant date by application of the Monte Carlo simulation model. On December 31, 2021, the modification date fair value of the awards was determined to be $1,760 and $1,880 per unit for Tranche 1 and Tranche 2, respectively, by application of the Monte Carlo simulation model.

The following table summarizes the activity for the market performance restricted stock units for the three months ended March 31, 2024:

Remaining Service
		Weighted	Period Over
	Number	Average	Which Expected
	of Units	Fair Value	to be Recognized
Outstanding Balance as of December 31, 2023	2,125	$1,820.00	0.98
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding Balance as of March 31, 2024	2,125	$1,820.00	0.73

As of March 31, 2024, there was approximately $0.6 million of unrecognized compensation expense related to non-vested performance unit awards, which will be recognized over the requisite service period. We recognized $0.2 million compensation expense associated with the performance unit award for each of the three months ended March 31, 2024 and 2023.

11.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of our Common Stock and Tandem Preferred Stock (that provides a vote to holders of our Series B Preferred Stock, as described below) possess all voting power for the election of our board of directors (the “Board”) and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of our Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of our Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the Board in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. As of March 31, 2024, there were 6,365,355 shares of Common Stock outstanding.

Share Buyback Program

On August 10, 2022, the Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company is permitted to repurchase up to 50,000 shares of Common Stock over the next two-year period. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares of Common Stock. No shares were repurchased under the 2022 Share Buyback Program during the three months ended March 31, 2024 and 2023. As of March 31, 2024, we had repurchased and concurrently retired 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program.

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

Series A Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board. The Company has designated 2,800,000 shares of its authorized preferred stock as Series A Preferred Stock. At March 31, 2024, the Company had 2,778,111 shares of Series A Preferred Stock outstanding. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of March 31, 2024, after taking into account the effect of the Reverse Stock Split, each outstanding share of Series A Preferred Stock was convertible into 0.000149 shares of Common Stock using this conversion formula. Accordingly, as of March 31, 2024, 413 shares of Common Stock were issuable upon conversion of 2,778,111 shares of outstanding Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series A Liquidation Preference”) per share of Series A Preferred Stock, paid or accrued quarterly in arrears on the 15th day of each March, June, September and December. From the issue date through March 31, 2024, the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Series A Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series A Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series A Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation for the three months ended March 31, 2024 and 2023 was $1.1 million and $1.0, respectively. As of March 31, 2024, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 was $20.9 million. The per share average of cumulative preferred dividends for the three months ended March 31, 2024 and 2023 is $0.38 and $0.34, respectively.

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

Series B Preferred Stock and Tandem Preferred Stock

The Company has designated 8,100,000 shares of its authorized and unissued preferred stock as Series B Preferred Stock. At March 31, 2024, the Company had 3,029,900 shares of Series B Preferred Stock outstanding. The par value of the Series B Preferred Stock is $0.0001 per share. Each share of Series B Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of liquidation preference per share as adjusted for accrued but unpaid dividends, as described below. As of March 31, 2024, after taking into account the effect of the Reverse Stock Split and payment of the accrued dividend, each outstanding share of Series B Preferred Stock was convertible into 0.00547 of one share of Common Stock using this conversion formula. Accordingly, as of March 31, 2024, 16,565 shares of Common Stock were issuable upon conversion of 3,029,900 shares of outstanding Series B Preferred Stock. The shares of Series B Preferred Stock are listed on the Nasdaq under the symbol “XELAP.”

Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 6% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series B Liquidation Preference”) per share of Series B Preferred Stock, paid or accrued quarterly in arrears on the last day of each of March, June, September and December. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series B Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series B Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series B Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation was $1.2 million for each of the three months ended March 31, 2024 and 2023, respectively, as reflected on the condensed consolidated statement of operations. As of March 31, 2024, the total accumulated but unpaid dividends on the Series B Preferred Stock since inception on March 23, 2022 was $7.1 million. The per share average of cumulative preferred dividends for the three months ended March 31, 2024 and 2023 was $0.40 and $0.38, respectively.

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

Special Voting Preferred Stock

On October 9, 2023, the Company entered into the Subscription, Voting and Redemption Agreement with GP-HGM LLC, an entity affiliated to the Executive Chairman of the Company, pursuant to which GP-HGM LLC purchased 1,000,000 shares of a new class of preferred stock designated as “Special Voting Stock” for an aggregate purchase price of $100 and agreed to vote all of the shares of Special Voting Stock at the annual meeting of stockholders, scheduled for June 13, 2024 (the “Annual Meeting"), in proportion to the votes cast at the Annual Meeting. Each share of Special Voting Stock is entitled to 20,000 votes per share. The Company has further agreed to redeem the shares of Special Voting Stock for an aggregate price of $100 on the first business day following the date on which the voting on the Amendment to Series B Certificate of Designations Proposal has concluded. The Special Voting Stock are outstanding as of March 31, 2024.

Warrants

At March 31, 2024, there were warrants outstanding to purchase 1,978 shares of our Common Stock, consisting of 7,913,637 warrants to purchase one-four thousandth of one share of Common Stock from the private placement that was completed in March 2021. Each private placement warrant entitles the holder to purchase one-four thousandth of one share of Common Stock, at an exercise price of $16,000.00 per share and will expire on September 19, 2026. The private placement warrants are not listed or traded as of March 31, 2024, and are not subject to mandatory redemption by the Company.

12.   Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, and together with certain of their affiliated entities managed by HandsOn Global Management LLC, including such entity, “HGM”) of $0 and less than $0.1 million of the three months ended March 31, 2024 and 2023, respectively. Certain members of our Board and management, including our Executive Chairman and Interim Chief Financial Officer, (Par Chadha, Matthew Brown, Sharon Chadha, Ron Cogburn, and James Reynolds) are or have been affiliated with HGM. Our Executive Chairman, Par Chadha and his wife, Sharon Chadha, are currently affiliated with HGM. Messrs. Cogburn and Reynolds were affiliated with HGM until 2020, and Mr. Brown was affiliated with HGM until 2017.

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

The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees relating to these agreements of $1.7 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively. The Company earned no revenue from third-party sales under the reseller arrangement for the three months ended March 31, 2024 and 2023.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $0.5 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. These expenses are included in cost of revenue in the condensed consolidated statements of operations.

Subscription, Voting and Redemption Agreement

On October 9, 2023, the Company entered into the Subscription, Voting and Redemption Agreement with GP-HGM LLC, an entity affiliated to the Executive Chairman of the Company, pursuant to which GP-HGM LLC purchased 1,000,000 shares of a new class of preferred stock designated as “Special Voting Stock” for an aggregate purchase price of $100 and agreed to vote all of the shares of Special Voting Stock at the Annual Meeting in proportion to the votes cast at the Annual Meeting. Each share of Special Voting Stock is entitled to 20,000 votes per share. The Company has further agreed to redeem the shares of Special Voting Stock for an aggregate price of $100 on the first business day following the date on which the voting on the Amendment to Series B Certificate of Designations Proposal has concluded.

At the Annual Meeting, stockholders will be asked to approve an amendment to the Certificate of Designations of the Company’s Series B Preferred Stock to allow the Company to have the ability to (a) pay dividends in shares of Common Stock, (b) pay less than all of the accrued dividends, and (c) pay dividends on any date designated by the Company’s Board for the payment of dividends. These Special Voting Stock are outstanding as of March 31, 2024.

Invoicing Support and Collection Services

On September 1, 2023, the Company, through one of its subsidiaries, entered into a Master Services Agreement with Doctors of Waikiki LLP (the “DOW”), which is an affiliate under common control with HGM, where the Company could provide services under one or more statement(s) of work (each, a “SOW”) to DOW. Each SOW, together with the terms of this Agreement, shall be deemed a separate contract that is effective as of date set forth in the SOW. The Company, acting under the first statement of work (SOW-1), provides collection services to DOW to collect past-due medical debts from its patients and insurance companies for which the Company receives a commission of 15% for accounts assigned within one year of the service date and 25% for accounts assigned after one year. Under the second statement of work (SOW-2), the Company manages DOW's insurance billing and denial management for medical bills generated after patients receive treatment from DOW for which the Company invoices $2,000 per month for each full-time employee assigned to the project. For the three months ended March 31, 2024, the Company has recognized less than $0.1 million of income under these two SOWs.

Payable and Receivable/Prepaid Balances with Affiliates

Payable and receivable/prepaid balances with affiliates as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$428	$—	$296	$—
Rule 14	—	2,416	—	1,918
HGM	—	47	—	9
DOW	46	—	—	11
	$474	$2,463	$296	$1,938

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

	Three months ended March 31, 2024
	ITPS	HS	LLPS	Total
Revenue	$176,140	$64,852	$17,819	$258,811
Cost of revenue (exclusive of depreciation and amortization)	144,412	46,156	11,420	201,988
Segment profit	31,728	18,696	6,399	56,823
Selling, general and administrative expenses (exclusive of depreciation and amortization)				40,854
Depreciation and amortization				13,507
Related party expense				2,391
Interest expense, net				21,088
Sundry expense, net				1,881
Other income, net				(451)
Net loss before income taxes				$(22,447)

	Three months ended March 31, 2023
	ITPS	HS	LLPS	Total
Revenue	$193,708	$63,043	$16,869	$273,620
Cost of revenue (exclusive of depreciation and amortization)	158,511	46,736	11,220	216,467
Segment profit	35,197	16,307	5,649	57,153
Selling, general and administrative expenses (exclusive of depreciation and amortization)				44,381
Depreciation and amortization				16,560
Related party expense				3,112
Interest expense, net				44,180
Debt modification and extinguishment costs (gain), net				(8,773)
Sundry expense, net				748
Other income, net				(282)
Net loss before income taxes				$(42,773)

14. Subsequent Events

BR Exar AR Facility Amendment

On April 24, 2024, certain of the Company’s subsidiaries entered into an amendment to the BR Exar AR Facility (the “Fourth Amendment”), pursuant to which they agreed to sell certain existing and future receivables to BREL until such time as BREL shall have collected $4.9 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. The Company received an aggregate of $4.5 million in net proceeds under the Fourth Amendment.

Repayments on BRCC Facility and BR Exar AR Facility

During April 1, 2024 through May 15, 2024, the Company repaid $2.0 million of outstanding principal amount under the BRCC Revolver. Accordingly, the amount outstanding under the BRCC Revolver is $11.9 million, as of May 15, 2024.

During April 1, 2024 through May 15, 2024, the Company repaid approximately $7.4 million of outstanding principal amount under the BR Exar AR Facility. Accordingly, the amount outstanding under the BR Exar AR Facility is approximately $1.7 million, as of May 15, 2024.

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

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, estimated or anticipated future results and benefits, future opportunities for Exela, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; cyber incidents such as a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; and other factors discussed in this quarterly report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”) under the heading “Risk Factors”, and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on any websites that may be referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide our expectations, plans or forecasts of future events and views as of the date of this quarterly report. We anticipate that subsequent events and developments may cause our assessments to change. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this quarterly report.

Overview

Exela Technologies, Inc. (“Exela”, the “Company”, “we”, “our” or “us”) is a business process automation leader leveraging a global footprint and proprietary technology to help turn the complex into the simple through user friendly software platforms and solutions that enable our customers’ digital transformation. We have decades of expertise earned from serving more than 4,000 customers worldwide, including many of the world’s largest enterprises and over 60% of the Fortune® 100, in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. Our technology-enabled solutions allow global organizations to address critical challenges resulting from the massive amounts of data obtained and created through their daily operations. Our solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. Through cloud-enabled platforms, built on a configurable stack of automation modules, and approximately 13,600 employees operating in 20 countries, Exela rapidly deploys integrated technology and operations as an end-to-end digital journey partner.

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

On November 29, 2023, we completed the merger of our European business with CF Acquisition Corp. VIII. After this merger, our European business operates as XBP Europe Holdings, Inc. (“XBP Europe”), a majority-owned consolidated subsidiary of the Company. Beginning on November 30, 2023, XBP Europe shares started trading on the Nasdaq Stock Market under the ticker symbol “XBP” and its warrants started trading on the Nasdaq Stock Market under the ticker symbol “XBPEW”. We own a majority of the outstanding capital stock of XBP Europe.

Sale of Non-core Assets

On June 8, 2023, the Company completed the sale of its high-speed scanner business for a purchase price of approximately $30.1 million, subject to final working capital adjustments. As a result of this transaction, the Company disposed of $16.5 million of goodwill based on the relative fair value of the high-speed scanner business to the total fair value of the ITPS reporting unit. This transaction resulted in a total pre-tax gain of $7.2 million. Per the terms of the sales agreement, the Company may receive additional cash consideration upon the future occurrence of certain earn out events described in the sales agreement.

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

People

We draw on the business and technical expertise of our talented and diverse global workforce to provide our customers with high quality services. Our business leaders bring a strong diversity of experience in our industry and a track record of successful performance and execution.

As of March 31, 2024, we had approximately 13,600 employees globally, with 7,000 employees located in Americas and EMEA, and the remainder located primarily in India and the Philippines.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $114.2 million and $129.4 million for the three months ended March 31, 2024 and 2023, respectively. The majority of our personnel costs are variable and are incurred only while we are providing our services. In certain jurisdictions, for example many countries in Europe, there is a statutory payment requirement for any people made redundant due to automation or relocation of delivery locations.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance of our consolidated operations. We define EBITDA as net income, plus taxes, interest expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus transaction and integration costs; non cash equity compensation, (gain) or loss from sale or disposal of assets or business, non-recurring charges and impairment charges; and other infrequent, or unusual costs and expenses. See “—Other Financial Information (Non GAAP Financial Measures)” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

Three months ended March 31, 2024 compared to Three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Change	% Change
Revenue:
ITPS	$176,140	$193,708	$(17,568)	(9.07)%
HS	64,852	63,043	1,809	2.87%
LLPS	17,819	16,869	950	5.63%
Total revenue	258,811	273,620	(14,809)	(5.41)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	144,412	158,511	(14,099)	(8.89)%
HS	46,156	46,736	(580)	(1.24)%
LLPS	11,420	11,220	200	1.78%
Total cost of revenues	201,988	216,467	(14,479)	(6.69)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	40,854	44,381	(3,527)	(7.95)%
Depreciation and amortization	13,507	16,560	(3,053)	(18.44)%
Related party expense	2,391	3,112	(721)	(23.17)%
Operating profit (loss)	71	(6,900)	6,971	(101.03)%
Interest expense, net	21,088	44,180	(23,092)	(52.27)%
Debt modification and extinguishment costs (gain), net	—	(8,773)	8,773	(100.00)%
Sundry expense, net	1,881	748	1,133	151.47%
Other income, net	(451)	(282)	(169)	59.93%
Net loss before income taxes	(22,447)	(42,773)	20,326	(47.52)%
Income tax expense	(3,126)	(2,663)	(463)	17.39%
Net loss	$(25,573)	$(45,436)	$19,863	(43.72)%

Revenue

For the three months ended March 31, 2024, our revenue on a consolidated basis decreased by $14.8 million, or 5.4%, to $258.8 million from $273.6 million for the three months ended March 31, 2023. We experienced revenue decline in ITPS segment and revenue growth in HS and LLPS segments. Our ITPS, HS, and LLPS segments constituted 68.0%, 25.1%, and 6.9% of total revenue, respectively, for the three months ended March 31, 2024, compared to 70.8%, 23.0%, and 6.2%, respectively, for the three months ended March 31, 2023. The revenue changes by reporting segment were as follows:

ITPS— For the three months ended March 31, 2024, revenue attributable to our ITPS segment decreased by $17.6 million, or 9.1% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to Company’s long-term success. In June 2023, we sold our high-speed scanner business and this resulted in $3.2 million lower revenue in the current period as compared to the period ended March 31, 2023. The reported ITPS segment revenue benefited by $0.7 million from currency conversion during the year ended March 31, 2024, compared to the three months ended March 31, 2023.

HS— For the three months ended March 31, 2024, revenue attributable to our HS segment increased by $1.8 million, or 2.9% compared to the same period in the prior year primarily due to higher volumes from our new and existing healthcare customers.

LLPS— For the three months ended March 31, 2024, revenue attributable to our LLPS segment increased by $1.0 million, or 5.6% compared to the same period in the prior year primarily due to an increase in project based engagements in legal claims administration services.

Cost of Revenue

For the three months ended March 31, 2024, our cost of revenue decreased by $14.5 million, or 6.7%, compared to the three months ended March 31, 2023. Costs in our ITPS segment decreased by $14.1 million, or 8.9%, primarily attributable to the corresponding decline in revenues. HS segment costs decreased by $0.6 million, or 1.2% primarily due to decrease in employee-related cost. LLPS segment cost of revenue increased by $0.2 million, or 1.8% primarily attributable to the corresponding increase in revenues.

The decrease in cost of revenues on a consolidated basis was primarily due to a decrease in employee-related costs of $15.1 million, lower infrastructure and maintenance costs of $4.3 million, lower other operating costs of $0.9 million and lower travel costs of $0.1 million, which was offset by higher pass through costs of $5.9 million.

Cost of revenue for the three months ended March 31, 2024 was 78.0% of revenue compared to the 79.1% for the comparable same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) decreased $3.5 million, or 7.9%, to $40.9 million for the three months ended March 31, 2024, compared to $44.4 million for the three months ended March 31, 2023. The decrease was primarily attributable to lower legal and professional fees of $8.8 million offset by higher infrastructure, maintenance and operating costs of $0.7 million, higher other SG&A expenses of $4.4 million, higher employee related costs by $0.1 million, higher travel costs of $0.1 million. SG&A expenses decreased as a percentage of revenues to 15.8% for the three months ended March 31, 2024 as compared to 16.2% for the three months ended March 31, 2023.

Depreciation & Amortization

Total depreciation and amortization expenses were $13.5 million and $16.6 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in total depreciation and amortization expenses by $3.1 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Related Party Expenses

Related party expense was $2.4 million for the three months ended March 31, 2024 compared to $3.1 million for the three months ended March 31, 2023.

Interest Expense

Interest expense was $21.1 million for the three months ended March 31, 2024 compared to $44.2 million for the three months ended March 31, 2023. The decrease in total interest expense by $23.1 million was primarily due to amortization of debt exchange premium and reduction in interest costs due to exchange of notes in July 2023, during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Debt modification and extinguishment costs (gain), net

There was no debt modification and extinguishment cost/(gain) for the three months ended March 31, 2024 compared to a gain of $8.8 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, we repurchased $13.4 million principal amount of 2023 Notes for a net cash consideration of $4.2 million. The gain on early extinguishment of debt for the Exchange Notes during the three months ended March 31, 2023 totaled $9.8 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the three months ended March 31, 2023, we paid $1.0 million of exit fees on the partial prepayment of BRCC Term Loan (as defined and further described in “Indebtedness” below) which was treated as a debt extinguishment cost.

Sundry Expense, net

The increase in sundry expense, net by $1.1 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Income, net

Other income, net was $0.5 million for the three months ended March 31, 2024 compared to other income, net of $0.3 million for the three months ended March 31, 2023.

Income Tax Expense

The Company recorded income tax expense of $3.1 million for the three months ended March 31, 2024 and an income tax expense of $2.7 million for the three months ended March 31, 2023. The tax expense for the three months ended March 31, 2024 is higher than the three months ended March 31, 2023 largely due to improvement in operating performance. The Company's estimated annual effective tax rate of (13.9)% for the three months ended March 31, 2024 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards created by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

Other Financial Information (Non-GAAP Financial Measures)

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net income, plus taxes, interest expense, and depreciation and amortization. We have historically defined Adjusted EBITDA, including in the Form 10-Q for the three months ended March 31, 2023, as EBITDA plus optimization and restructuring charges, including severance and retention expenses; transaction and integration costs; other non-cash charges, including non-cash compensation, (gain) or loss from sale or disposal of assets, and impairment charges; and management fees and expenses consistent with the definitions contained in our debt agreements.

Beginning with the 2023 Form 10-K, the Company has made certain changes to the way it defines Adjusted EBITDA that impact the comparability of the metrics to prior periods. Specifically, the Company will no longer include optimization and restructuring expenses, contract costs and certain other charges that we historically added back to our computation of Adjusted EBITDA consistent with the definitions in our debt agreements. The Company’s presentation of Adjusted EBITDA for same period in the prior year also reflects this updated definition of Adjusted EBITDA (i.e., will not be the same as set forth in prior filings due to the change of definition).

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

Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Net Loss	$(25,573)	$(45,436)
Taxes	3,126	2,663
Interest expense	21,088	44,180
Depreciation and amortization	13,507	16,560
EBITDA	12,148	17,967
Transaction and integration costs (1)	133	5,156
Non-cash equity compensation (2)	1,183	111
Other charges including non-cash (3)	—	(89)
Loss/(gain) on sale of assets (4)	(602)	88
Debt modification and extinguishment costs (gain), net	—	(8,773)
Adjusted EBITDA	$12,862	$14,460

(1)	Represents non-recurring legal, consulting and other fees and expenses incurred in connection with acquisitions, dispositions, debt-exchanges and other extraordinary transactions and events during the applicable period.
(2)	Represents the non-cash charges related to restricted stock units and options.
(3)	Represents 2022 network outage related insurance recoveries.
(4)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.

Liquidity and Capital Resources

Overview

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The following conditions raised substantial doubt about our ability to continue as a going concern: a history of continuing net losses, net operating cash outflows, working capital deficits and accumulated deficit. Going concern matters are more fully discussed in Note 1, General of the condensed consolidated financial statements.

Liquidity is the availability of adequate amounts of cash with an enterprise to meet its needs for cash requirements. At March 31, 2024, cash, restricted cash, and cash equivalents totaled $34.0 million, including restricted cash of $24.5 million. As of March 31, 2024, our working capital deficit amounted to $214.3 million, an increase of $0.6 million as compared to working capital deficit of $213.7 million as of December 31, 2023.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments and taxes. Specifically, $13.9 million outstanding under the BRCC Revolver (as defined and described further in the description of “Indebtedness” below) is payable in five (5) monthly installments of $2.0 million commencing April 30, 2024, with the remaining outstanding principal balance of $3.9 million payable on September 30, 2024. The current maturities under the Senior Secured Term Loan, the secured borrowings under BR Exar AR Facility (as defined and further described in “Indebtedness” below) and the other debts are $2.5 million, $4.2 million and $8.9 million, respectively. See Note 5 – Long-Term Debt and Credit Facilities, Note 7 – Employee Benefit Plans, and Note 8 – Commitments and Contingencies, to our condensed consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company has implemented favorable provisions of the CARES Act, including the refundable payroll tax credits and the deferment of employer social security payments. At the end of 2021, the Company paid a portion of the deferred employer social security due as per Internal Revenue Service’s guidance. The remaining balance of deferred employer social security taxes will need to be paid by fiscal year 2024. The Company similarly used COVID-19 relief measures in various European jurisdictions, including permitted deferrals of certain payroll, social security and value added taxes. At the end of 2021, the Company paid a portion of these deferred payroll taxes, social security and value added taxes. The remaining balance of European deferred payroll taxes, social security and value added taxes will need to be paid by April 2027 as per deferment timeline.

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

The Amended Receivables Purchase Agreement (as defined and described further in the description of “Indebtedness” below) entered into on June 17, 2022 provides us access to liquidity through the sale of receivables. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the purchasers of the receivables. The Company de-recognized $127.3 million and $140.0 million of accounts receivable under this agreement during the three months ended March 31, 2024 and 2023, respectively. The amount remitted to the Purchasers during the three months ended March 31, 2024 and 2023 was $135.9 million and $141.3 million, respectively. Unsold accounts receivable of $37.7 million and $41.2 million were pledged by the SPEs as collateral to the Purchasers as of March 31, 2024 and December 31, 2023, respectively.

On August 10, 2022, the Company’s board of directors (the “Board”) authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company is authorized to repurchase, from time to time, up to 50,000 shares of Common Stock over the following two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Common Stock, general business and market conditions and other investment considerations and factors. No shares were repurchased under the 2022 Share Buyback Program during the three months ended March 31, 2024. As of March 31, 2024, we had repurchased and concurrently retired a total of 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program.

On December 7, 2023, the Company received insurance claim settlement proceeds of $9.9 million under the business interruption claim filed for a network outage which occurred in June 2022. The Company received additional settlement proceeds of $0.9 million over the year 2023 under similar claims. These proceeds were used for working capital.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change
Net cash used in operating activities	$(29,080)	$(55,269)	$26,189
Net cash used in investing activities	(584)	(2,902)	2,318
Net cash (used in) provided by financing activities	(3,547)	63,783	(67,330)
Subtotal	$(33,211)	5,612	$(38,823)
Effect of exchange rates on cash, restricted cash and cash equivalents	82	140	(58)
Net increase (decrease) in cash, restricted cash and cash equivalents	$(33,129)	$5,752	$(38,881)

Analysis of Cash Flow Changes between the three months ended March 31, 2024 and March 31, 2023

Operating Activities—The decrease of $26.2 million in net cash used in operating activities for the three months ended March 31, 2024 was primarily due to lower cost of revenue, lower selling, general and administrative expenses and other expenses, improvement in operating cycle for accounts payable and accrued liabilities. This increase in cash generated in operating activities was partially offset by lower realization from accounts receivable and prepaid expenses during the three months ended March 31, 2024.

Investing Activities—The decrease of $2.3 million in net cash used by investing activities for the three months ended March 31, 2024 was primarily due to sale of property, plant and equipment.

Financing Activities— Cash used by financing activities during the three months ended March 31, 2024 was $3.5 million, primarily as a result of $14.9 million of proceeds from borrowings under BR Exar AR Facility and net proceeds of $1.3 million from other loans offset by $8.7 million of principal repayments on senior secured term loans, BRCC Revolver and other loans and $11.1 million of repayment under BR Exar AR Facility.

Cash provided by financing activities during the three months ended March 31, 2023 was $63.8 million, primarily as a result of $67.0 million of net proceeds from equity offerings, $31.5 million of proceeds from Second Lien Note, $12.1 million of proceeds from borrowings from other loans offset by debt issuance costs of $6.3 million, repayments on the BRCC Facility and senior secured term loans and other loans of $48.3 million and cash outflow of $3.6 million for 2023 Notes repurchases.

Indebtedness

Following is a description of the Company’s key credit facilities.

July 2026 Notes

As of January 1, 2023, there was outstanding $980.0 million aggregate principal amount of 11.500% First-Priority Senior Secured Notes scheduled to mature July 15, 2026 (the “July 2026 Notes”) issued by Exela Intermediate LLC and Exela Finance Inc. (together, the “Issuers”), wholly-owned subsidiaries of the Company . The July 2026 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The July 2026 Notes bear interest at a rate of

11.5% per year. We are required to pay interest on the July 2026 Notes on January 15 and July 15 of each year, and commenced making such interest payments on July 15, 2022. The Issuers may redeem the July 2026 Notes in whole or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

On July 11, 2023, the Issuers, certain guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture (the “April 2026 Notes Indenture”) governing the 11.500% First-Priority Senior Secured Notes scheduled to mature July 12, 2026 (the “April 2026 Notes”), and the Issuers issued approximately $764.8 million aggregate principal amount of the April 2026 Notes as consideration for the exchange of $956.0 million aggregate principal amount of the Issuers’ existing July 2026 Notes pursuant to a public exchange offer (the “2023 Exchange”), which was equivalent to issuing $800 of the April 2026 Notes per $1,000 principal amount of the existing July 2026 Notes. The Company performed an assessment of the 2023 Exchange and determined that it met the criteria to be accounted for as a troubled debt restructuring under ASC 470-60. The undiscounted cash flows associated with the April 2026 Notes issued were compared to the carrying value of the exchanged July 2026 Notes and since the undiscounted cash flows of the April 2026 Notes exceeded the carrying value of the exchanged July 2026 Notes, the carrying value of the April 2026 Notes was established at the carrying value of the exchanged July 2026 Notes and the Company established new effective interest rates based on the carrying value of the exchanged July 2026 Notes prior to the 2023 Exchange. The difference between the principal amount of the issued April 2026 Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s condensed consolidated balance sheets. The Company recorded a premium of $142.3 million on the notes exchange, which will be reduced as contractual interest payments are made on the April 2026 Notes.

On July 11, 2023, the Company entered into a seventh supplemental indenture to the indenture governing the July 2026 Notes which eliminated substantially all of the restrictive covenants, eliminated certain events of default, modified covenants regarding mergers and consolidations and modified or eliminated certain other provisions, including certain provisions relating to future guarantors and defeasance, contained in the July 2026 Notes Indenture and the July 2026 Notes. In addition, all of the collateral securing the July 2026 Notes was released pursuant to the seventh supplemental indenture.

As a result of the 2023 Exchange and periodic repurchases, $24.0 million aggregate principal amount of the July 2026 Notes maturing July 15, 2026 remained outstanding as of March 31, 2024.

Senior Secured April 2026 Notes

On July 11, 2023, the Issuers issued approximately $767.8 million aggregate principal amount of the April 2026 Notes under the April 2026 Notes Indenture, which includes the April 2026 Notes issued pursuant to the 2023 Exchange (as described above) and $3.0 million issued in exchange of other indebtedness. The April 2026 Notes are scheduled to mature on April 15, 2026.

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

On July 15, 2023, the Company issued $44.1 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest that would otherwise have been due to holders of the July 2026 Notes that participated in the Public Exchange on July 15, 2023. On January 15, 2024, the Company issued $23.3 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest due on January 15, 2024 in respect of the April 2026 Notes. $835.3 million aggregate principal amount of the April 2026 Notes remained outstanding as of March 31, 2024.

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

Repurchases

In July 2021 the Company commenced a debt buyback program to repurchase senior secured indebtedness, which is ongoing. During the three months ended March 31, 2023, we repurchased $13.4 million principal amount of the Issuers’ 10.0% First Priority Senior Secured Notes due 2023 (“2023 Notes”) for a net cash consideration of $4.2 million. The gain on early extinguishment of debt during the three months ended March 31, 2023 totaled $9.8 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs, respectively.

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

During the three months ended March 31, 2024, we repaid $6.0 million of outstanding principal amount under the BRCC Revolver. The BRCC Facility matured on June 10, 2023. As of December 31, 2023, the Company had fully repaid the outstanding balance under the BRCC Term Loan. As of March 31, 2024, there remained borrowings of $13.9 million outstanding under the BRCC Revolver. The outstanding principal amount under the BRCC Revolver is payable in five (5) monthly installments of $2.0 million commencing April 30, 2024, with the remaining outstanding principal balance of $3.9 million payable on September 30, 2024.

Senior Secured Term Loan

On July 11, 2023, Exela Intermediate LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company, entered into a financing agreement with certain lenders and Blue Torch Finance LLC, as administrative agent, pursuant to which the lenders extended a $40.0 million term loan (“Senior Secured Term Loan”). On the same date, the Company used proceeds of this term loan to repay a corresponding amount of its existing debt. On January 12, 2024, $1.0 million of certain waiver and consent fee payable by subsidiaries of the Company under the term of Senior Secured Term Loan were added to outstanding balance of the Senior Secured Term Loan.

The Senior Secured Term Loan shall be, at the option of the Company, either a Reference Rate Loan, or a Secured Overnight Financing Rate (“SOFR”) Loan. Each portion of the Senior Secured Term Loan that is a Reference Rate Loan bears interest on the principal amount outstanding from the date of the Senior Secured Term Loan until repaid, at a rate per annum equal to the Reference Rate plus the Applicable Margin. “Reference Rate” for any period means the greatest of (i) 4.00% per annum, (ii) the federal funds rate plus 0.50% per annum, (iii) the Adjusted Term SOFR (which rate shall be calculated based upon an interest period of 1 month and shall be determined on a daily basis) plus 1.00% per annum, and (iv) the rate last quoted by the Wall Street Journal as the "Prime Rate" in the United States. “Applicable Margin,” with respect to the interest rate of (a) any Reference Rate Loan is 10.39% per annum, and (b) any SOFR Rate Loan is 11.39% per annum. SOFR Rate Loans shall bear interest on the principal amount outstanding, at a rate per annum equal to the Adjusted Term SOFR rate for the Interest Period in effect for the Term Loan plus Applicable Margin. “Adjusted Term SOFR” means the rate per annum equal to Term SOFR for such calculation, plus 0.26161%. “Term SOFR,” for calculation with respect to a SOFR Rate Loan, is the per annum forward-looking term rate based on secured overnight financing rate for a tenor comparable to the applicable interest period on the day that is two business days prior to the first day of such interest period. However, with respect to a Reference Rate Loan, “Term SOFR” means the per annum forward-looking term rate based on secured overnight financing rate for a tenor of three months on the day that is two business days prior to such day. If Term SOFR as so determined shall ever be less than 4.00%, then Term SOFR shall be deemed to be 4.00%.

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

As of March 31, 2024, there were borrowings of $40.5 million outstanding under the Senior Secured Term Loan. The outstanding principal amount of the Senior Secured Term Loan shall be repaid in ten (10) equal quarterly installments of $0.5 million commencing April 1, 2024, with the remaining outstanding principal amount of $35.5 million payable at maturity along with accrued and unpaid interest. The maturity date of the Senior Secured Term Loan is January 14, 2026.

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

The Senior Secured Term Loan contains customary events of default, affirmative and negative covenants, including limitation on the Company’s and certain of its subsidiaries’ ability to create, incur or allow certain liens; enter into sale and lease-back transactions; make any restricted payments; undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of March 31, 2024.

Securitization Facility

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (as amended, the “Amended Receivables Purchase Agreement”) under an existing $150.0 million securitization facility (the “Securitization Facility”) among certain of the Company’s subsidiaries, Exela Receivables 3, LLC (the “Securitization Borrower”), Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE,” and together with the Securitization Borrower, the “SPEs”) and certain global financial institutions (“Purchasers”). The Amended Receivables Purchase Agreement extended the term of the Securitization Facility such that the SPEs may sell certain accounts receivable to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable, because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company, the operating subsidiaries of the Company that agreed to sell receivables in connection with the Securitization Facility (the “Securitization Originators”), or any other relevant subsidiaries.

The sales of accounts receivable under the Amended Receivables Purchase Agreement are transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s condensed consolidated balance sheet. The Company de-recognized $522.7 million of accounts receivable under this agreement during the year ended December 31, 2023. The amount remitted to the Purchasers during fiscal year 2023 was $507.6 million. The Company de-recognized $127.3 million and $140.0 million of accounts receivable under this agreement during the three months ended March 31, 2024 and 2023, respectively. The amount remitted to the Purchasers during the three months ended March 31, 2024 and 2023 was $135.9 million and $141.3 million, respectively. Unsold accounts receivable of $37.7 million and $41.2 million were pledged by the SPEs as collateral to the Purchasers as of March 31, 2024 and December 31, 2023, respectively. These pledged accounts receivables are included in accounts receivable, net in the condensed consolidated balance sheets. The program resulted in a pre-tax loss of $1.6 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively.

BR Exar AR Facility

On February 12, 2024, certain of the Company’s subsidiaries entered into a receivables purchase agreement with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC (as subsequently amended on February 29, 2024, March 29, 2024 and March 31, 2024, the “BR Exar AR Facility”). The Company received an aggregate of $14.7 million, net of legal and other fees of $0.2 million, under the BR Exar AR Facility. Under the terms of the BR Exar AR Facility, certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $16.4 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected $12.2 million under the BR Exar AR Facility during the period from February 2024 to March 2024. As of March 31, 2024, there was a $4.2 million outstanding balance under the BR Exar AR Facility.

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

As of March 31, 2024, there were borrowings of $31.5 million outstanding under the Second Lien Note payable at maturity.

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

Critical Accounting Policies and Estimates

The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies and estimates provide a better understanding of how we develop our assumptions and judgments about future events and related estimations and how they can impact our financial statements. A critical accounting estimate is one that requires subjective or complex estimates and assessments, and is fundamental to our results of operations. We base our estimates on historical experience and on various other assumptions we believe to be reasonable according to the current facts and circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the current assumptions, judgments and estimates used to determine amounts reflected in our condensed consolidated financial statements are appropriate; however, actual results may differ under different conditions. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in this document. Refer to "Critical Accounting Policies and Estimates" contained in Part II, Item 7 of the 2023 Form 10-K for a complete discussion of our critical accounting estimates. There have been no material changes to the Company’s critical accounting estimates since the 2023 Form 10-K.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the Company’s market risk during the three months ended March 31, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Executive Chairman and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, our Executive Chairman and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting that are described in the 2023 Form 10-K.

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

Remediation

As previously described in Part II—Item 9A – Controls and Procedures of the 2023 Form 10-K, we continue to implement a remediation plan to address the material weaknesses mentioned above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Derivative Actions

On July 8, 2020, Plaintiff Gregory McKenna filed a shareholder derivative action asserting the following claims against current and former directors and officers of Exela: (1) Violations of Section 14(a) of the Exchange Act; (2) Violations of Section 10(b) and Rule 10b-5 of the Exchange Act; (3) Violations of Section 20(a) of the Exchange Act; (4) breach of fiduciary duty; (5) unjust enrichment; and (6) waste of corporate assets. On December 21, 2020, Plaintiffs Richard W. Moser and Jonathan Gonzalez filed a substantially similar shareholder derivative action, which has been consolidated with the McKenna action. The claims stem from substantially the same factual allegations relating to the Company’s 2020 restatement of its financial statements for 2017, 2018 and interim periods through September 30, 2019 that were the subject of the Shen securities class action lawsuit which was settled in December 2023. These claims were not discharged by the settlement, however, and at this time, it is not practicable to render an opinion about whether an unfavorable outcome is probable or remote with respect to this matter; however, the Company believes it has meritorious defenses.

Contract Claim

On October 24, 2018, HOV Services, Inc., a subsidiary of the Company (“HOV Services”), filed a lawsuit against ASG Technologies Group, Inc. (“ASG”) that sought to terminate the renewal of licensing agreement between the parties. HOV Services alleged that the licensing agreement was renewed under duress and brought claims against ASG under the Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., the Stored Communications Act, 18 U.S.C. § 2701 et seq., and various common law doctrines. ASG subsequently brought counterclaims asserting breach of contract and other allegations. On February 27, 2024, a judge granted ASG’s motion for directed verdict on its breach of contract claim and awarded ASG $2.5 million in damages plus interest. On February 29, 2024, the jury found in favor of ASG on all remaining claims and awarded ASG damages in the amount of approximately $0.7 million plus interest, for a total award of approximately $4.7 million in the case. On May 3, 2024, HOV Services filed a notice of appeal with the court to preserve its rights.

Business Interruption Insurance Claim

During the second half of 2022, the Company experienced a network security incident (the “2022 Network Outage”) impacting certain of the Company’s operational and information technology systems. As a result of the 2022 Network Outage, the Company experienced lost revenue and incurred certain incremental costs. On August 29, 2023, the Company submitted a claim to its insurers for $44.6 million in covered losses related to the 2022 Network Outage (the “August 2023 Claim”). During the year 2023, the Company received insurance proceeds of $10.8 million in respect of business interruption claims from its underlying and first excess carriers. The August 2023 Claim is currently under review by two additional insurers (collectively, the “Second Excess Insurers”), which the Company expects to provide the next layer of coverage under applicable policies. On April 17, 2024, the Company commenced an action against the Second Excess Insurers seeking a declaratory judgment and alleging breach of contract and bad faith for failing to pay out their share of losses connected to the August 2023 Claim. At this time, it is not practicable to render an opinion regarding the outcome of this matter; however, the Company believes it has meritorious claims and plans to vigorously assert them.

Other

We are, from time to time, involved in other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although our management cannot predict the outcomes of these matters, our management believes these actions will not have a material, adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this quarterly report, you should carefully consider the risk factors described in Part I, “Item 1A. Risk Factors” in the 2023 Form 10‑K, which could materially affect our business, financial condition and/or operating results. The risks described in those Risk Factors are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities.

On August 10, 2022, the Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company was authorized to repurchase, from time to time, up to 50,000 shares of the Common Stock over a two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Common Stock, general business and market conditions and other investment considerations and factors. No shares were repurchased under the 2022 Share Buyback Program during the three months ended March 31, 2024. As of March 31, 2024, we had repurchased and concurrently retired a total of 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program.

Share repurchase activity during the three months ended March 31, 2024 was as follows::

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
		Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
January 1, 2024-January 31, 2024	—	$—	1,787	48,213
February 1, 2024-February 29, 2024	—	—	1,787	48,213
March 1, 2024-March 31, 2024	—	$—	1,787	48,213
Total	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Delisting Determination

On May 14, 2024, as anticipated, the Company received a delist notification from the Nasdaq Stock Market LLC ("Nasdaq"), due to noncompliance with the MVLS Requirement (as defined below). The Company received notification on November 13, 2023 that it was not in compliance with Nasdaq’s minimum market value of listed securities requirement (Listing Rule 5550(b)(2)), as the market value of the Company's listed securities had been below the minimum $35 million required (the "MVLS Requirement") for 30 consecutive days. The Company was provided 180 calendar days, or until May 13, 2024, to regain compliance with the MVLS Requirement or the alternative criteria. Further, on March 14, 2024, Nasdaq notified the Company that it had not held an annual meeting of shareholders within twelve months of the end of its fiscal year end, so it no longer complied with Listing Rule 5810(b) requirement (the

“Annual Meeting Rule”) for continued listing. On May 7, 2024, Nasdaq’s Staff provided the Company an extension through July 1, 2024 to regain compliance with the Annual Meeting Rule. However, since the Company has not regained compliance with the Annual Meeting Rule, this matter serves as an additional basis for delisting the Company’s securities from Nasdaq. The Nasdaq Listing Rules provide that the Company may request a hearing before a Nasdaq Hearings Panel (the "Panel"), and such hearing request will stay the suspension of the Company's securities pending the Panel's decision. The Company intends to appeal the determination made by Nasdaq pursuant to the procedures set forth in the Nasdaq Listing Rules. There can be no assurance, however, as to the success or outcome of the appeal.

Employment Agreement

On May 13, 2024, the Company entered into an agreement with its Executive Chairman, Par Chadha, reviving, amending and reinstating the employment letter agreement entered into in connection with Mr. Chadha’s appointment as Executive Chairman in September 2021, which would otherwise have expired December 31, 2023. The new agreement provides for a term that continues until terminated by either party in accordance with its terms, states that while employed, Mr. Chadha will be paid a base salary at an annual rate of $1.25 million. During the term, Mr. Chadha is also eligible to earn an annual bonus equal to up to 200% of his base salary (with a threshold level of 100%), subject to the achievement of applicable performance objectives, payable no later than March 15th of the year following the calendar year to which the bonus relates, and subject to his continued employment with the Company through the last day of the calendar year to which the bonus relates. If Mr. Chadha’s employment is terminated at any time by the Company without “cause” (as defined in the agreement), he will remain eligible to receive a non pro-rated bonus for the year in which such qualifying termination occurs, determined based on actual performance. The agreement further provides for a $4,000,000 long term incentive compensation plan payable based on the achievement of metrics to be determined by the Company’s Compensation Committee and a one-time $1.25 million sign on bonus. The agreement also subjects Mr. Chadha to an indefinite confidentiality provision and covenant not to solicit the Company’s employees or customers during the term of his employment. The foregoing description is qualified in its entirety by reference to Mr. Chadha’s employment agreement, which is attached hereto as Exhibit 10.1.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	Employment Agreement, dated May 13, 2024, by and between Exela Technologies, Inc. and Par Chadha
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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of May 2024.

EXELA TECHNOLOGIES, INC.

By:	/s/ Par Chadha
Par Chadha
Executive Chairman (Principal Executive Officer)

By:	/s/ Matthew T. Brown
Matthew T. Brown
Interim Chief Financial Officer (Principal Financial and Accounting Officer)