Form 10-Q
period 2024-06-30
Exela Technologies, Inc.
filed 2024-08-14
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, the registrant had 6,365,363 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended June 30, 2024

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2024 and December 31, 2023

(in thousands of United States dollars except share and per share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$30,327	$23,341
Restricted cash	20,933	43,812
Accounts receivable, net of allowance for credit losses of $6,813 and $6,628, respectively	61,501	76,893
Related party receivables and prepaid expenses	449	296
Inventories, net	13,251	11,502
Prepaid expenses and other current assets	30,140	25,364
Total current assets	156,601	181,208
Property, plant and equipment, net of accumulated depreciation of $216,695 and $213,142, respectively	58,448	58,366
Operating lease right-of-use assets, net	31,421	33,874
Goodwill	170,354	170,452
Intangible assets, net	148,364	164,920
Deferred income tax assets	2,990	3,043
Other noncurrent assets	19,775	24,474
Total assets	$587,953	$636,337

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Current portion of long-term debt	$53,723	$30,029
Accounts payable	68,628	61,109
Related party payables	3,047	1,938
Income tax payable	4,211	2,080
Accrued liabilities	57,611	63,699
Accrued compensation and benefits	71,192	65,012
Accrued interest	55,776	52,389
Customer deposits	27,898	23,838
Deferred revenue	14,018	12,099
Obligation for claim payment	38,913	66,988
Current portion of finance lease liabilities	6,422	4,856
Current portion of operating lease liabilities	9,590	10,845
Total current liabilities	411,029	394,882
Long-term debt, net of current maturities	1,015,252	1,030,580
Finance lease liabilities, net of current portion	8,203	5,953
Pension liabilities, net	12,879	13,192
Deferred income tax liabilities	12,516	11,692
Long-term income tax liabilities	6,511	6,359
Operating lease liabilities, net of current portion	24,676	26,703
Other long-term liabilities	5,621	5,811
Total liabilities	1,496,687	1,495,172
Commitments and Contingencies (Note 8)
Stockholders' deficit
Common Stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 6,365,363 shares issued and outstanding at June 30, 2024 and 6,365,355 shares issued and outstanding at December 31, 2023	261	261
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized at June 30, 2024 and December 31, 2023
Series A Preferred Stock, 2,778,111 shares issued and outstanding at June 30, 2024 and December 31, 2023	1	1
Series B Preferred Stock, 3,029,900 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Additional paid in capital	1,237,687	1,236,171
Accumulated deficit	(2,134,670)	(2,084,114)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(7,282)	(7,648)
Unrealized pension actuarial gains (losses), net of tax	215	(174)
Total accumulated other comprehensive loss	(7,067)	(7,822)
Total stockholders’ deficit attributable to Exela Technologies, Inc.	(903,788)	(855,503)
Noncontrolling interest in XBP Europe	(4,946)	(3,332)
Total stockholders’ deficit	(908,734)	(858,835)
Total liabilities and stockholders’ deficit	$587,953	$636,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$245,653	$272,938	$504,464	$546,558
Cost of revenue (exclusive of depreciation and amortization)	187,964	212,059	389,952	428,526
Selling, general and administrative expenses (exclusive of depreciation and amortization)	41,778	32,026	82,632	76,407
Depreciation and amortization	14,983	14,890	28,490	31,450
Related party expense	3,282	2,739	5,673	5,851
Operating profit (loss)	(2,354)	11,224	(2,283)	4,324
Other expense (income), net:
Interest expense, net	23,129	45,092	44,217	89,272
Debt modification and extinguishment costs (gain), net	—	(6,785)	—	(15,558)
Sundry (income) expense, net	(204)	1,500	1,677	2,248
Other income, net	(423)	(232)	(874)	(514)
Loss before income taxes	(24,856)	(28,351)	(47,303)	(71,124)
Income tax expense	(2,049)	(2,535)	(5,175)	(5,198)
Net loss	(26,905)	(30,886)	(52,478)	(76,322)
Net loss attributable to noncontrolling interest in XBP Europe, net of taxes	(1,228)	—	(1,922)	—
Net loss attributable to Exela Technologies, Inc.	$(25,677)	$(30,886)	$(50,556)	$(76,322)
Cumulative dividends for Series A Preferred Stock	(1,067)	(967)	(2,120)	(1,921)
Cumulative dividends for Series B Preferred Stock	(1,242)	(1,171)	(2,466)	(2,324)
Net loss attributable to common stockholders	$(27,986)	$(33,024)	$(55,142)	$(80,567)
Loss per share:
Basic and diluted	$(4.40)	$(5.19)	$(8.66)	$(14.40)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(26,905)	$(30,886)	$(52,478)	$(76,322)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(820)	1,901	483	(204)
Unrealized pension actuarial gains (losses), net of tax	246	(116)	536	(205)
Total other comprehensive income (loss), net of tax	(574)	1,785	1,019	(409)
Comprehensive loss	(27,479)	(29,101)	(51,459)	(76,731)
Comprehensive loss attributable to noncontrolling interest in XBP Europe, net of tax	(1,120)	—	(1,658)	—
Comprehensive loss attributable to Exela Technologies, Inc., net of tax	$(26,359)	$(29,101)	$(49,801)	$(76,731)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

										Accumulated Other Comprehensive Loss
											Unrealized
										Foreign	Pension
										Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2023	1,393,276	$162	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,159,577	$(4,788)	$(3,583)	$(1,948,009)	$(807,589)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(45,436)	(45,436)
Equity-based compensation expense	—	—	—	—	—	—	—	—	111	—	—	—	111
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,105)	—	—	(2,105)
Net realized pension actuarial losses, net of tax	—	—	—	—	—	—	—	—	—	—	(89)	—	(89)
Issuance of Common Stock from at the market offerings, net of offering costs	4,977,744	99	—	—	—	—	—	—	66,929	—	—	—	67,028
Balances at March 31, 2023	6,371,020	$261	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,226,617	$(6,893)	$(3,672)	$(1,993,445)	$(788,080)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(30,886)	(30,886)
Equity-based compensation expense	—	—	—	—	—	—	—	—	203	—	—	—	203
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,901	—	—	1,901
Net realized pension actuarial loss, net of tax	—	—	—	—	—	—	—	—	—	—	(116)	—	(116)
Payment for fractional shares on reverse stock split in May 2023	(5,667)	—	—	—	—	—	—	—	(31)	—	—	—	(31)
Balances at June 30, 2023	6,365,353	$261	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,226,789	$(4,992)	$(3,788)	$(2,024,331)	$(817,009)

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and six months ended June 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

								Accumulated Other Comprehensive Loss
									Unrealized
								Foreign	Pension
								Currency	Actuarial		Non-	Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional	Translation	Gains (Losses),	Accumulated	Controlling Interest	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Adjustment	net of tax	Deficit	in XBP Europe	Deficit
Balances at January 1, 2024	6,365,355	$261	2,778,111	$1	3,029,900	$—	$1,236,171	$(7,648)	$(174)	$(2,084,114)	$(3,332)	$(858,835)
Net loss	—	—	—	—	—	—	—	—	—	(24,879)	(694)	(25,573)
Equity-based compensation expense	—	—	—	—	—	—	1,183	—	—	—	—	1,183
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,226	—	—	77	1,303
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	211	—	79	290
Balances at March 31, 2024	6,365,355	$261	2,778,111	$1	3,029,900	$—	$1,237,354	$(6,422)	$37	$(2,108,993)	$(3,870)	$(881,632)
Net loss	—	—	—	—	—	—	—	—	—	(25,677)	(1,228)	(26,905)
Equity-based compensation expense	—	—	—	—	—	—	333	—	—	—	44	377
Foreign currency translation adjustment	—	—	—	—	—	—	—	(860)	—	—	40	(820)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	178	—	68	246
Restricted stock units vested	8	—	—	—	—	—	—	—	—	—	—	—
Balances at June 30, 2024	6,365,363	$261	2,778,111	$1	3,029,900	$—	$1,237,687	$(7,282)	$215	$(2,134,670)	$(4,946)	$(908,734)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(52,478)	$(76,322)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	28,490	31,450
Original issue discount, debt premium and debt issuance cost amortization	(20,022)	16,064
Interest on BR Exar AR Facility	(2,558)	(5,066)	(1)
Debt modification and extinguishment gain, net	—	(16,964)
Credit loss expense	14,683	2,865
Deferred income tax provision	757	776
Equity-based compensation expense	1,560	314
Unrealized foreign currency (gain) loss	(131)	521
Gain on sale of assets	(533)	(5,831)
Fair value adjustment for private warrants liability of XBP Europe	(40)	—
Change in operating assets and liabilities
Accounts receivable	6,379	(7,703)
Prepaid expenses and other current assets	(6,842)	6,495
Accounts payable and accrued liabilities	13,427	(639)
Related party payables	955	(403)
Additions to outsource contract costs	(573)	(298)
Net cash used in operating activities	(16,926)	(54,741)
Cash flows from investing activities
Purchase of property, plant and equipment	(4,033)	(3,357)
Additions to internally developed software	(1,947)	(1,976)
Proceeds from sale of assets	2,893	29,811
Net cash (used in) provided by investing activities	(3,087)	24,478
Cash flows from financing activities
Proceeds from issuance of Common Stock from at the market offerings	—	69,260
Cash paid for equity issuance costs from at the market offerings	—	(2,232)
Payment for fractional shares on reverse stock split	—	(31)
Borrowings under factoring arrangement and Securitization Facility	496	62,858
Principal repayment on borrowings under factoring arrangement and Securitization Facility	(511)	(63,577)
Cash paid for debt issuance costs	(237)	(6,398)
Principal payments on finance lease obligations	(3,837)	(2,150)
Borrowings from senior secured term loans and BRCC revolver	—	9,600
Borrowings from other loans	20,594	4,289	(1)
Cash paid for debt repurchases	—	(11,858)
Proceeds from Second Lien Note	—	31,500
Borrowing under BR Exar AR Facility	30,614	20,000	(1)
Repayments under BR Exar AR Facility	(25,580)	(12,484)	(1)
Repayment of BRCC term loan	—	(44,775)
Principal repayments on senior secured term loans, BRCC revolver and other loans	(17,763)	(15,441)	(1)
Net cash provided by financing activities	3,776	38,561
Effect of exchange rates on cash, restricted cash and cash equivalents	344	145
Net (decrease) increase in cash, restricted cash and cash equivalents	(15,893)	8,443
Cash, restricted cash, and cash equivalents
Beginning of period	67,153	45,067
End of period	$51,260	$53,510
Supplemental cash flow data:
Income tax payments, net of refunds received	$1,978	$2,898
Interest paid	38,694	72,608
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	$7,673	$405
Accrued PIK interest paid through issuance of PIK Notes	23,342	—
Waiver and consent fee payable added to outstanding balance of Senior Secured Term Loan	1,000	—
Accrued capital expenditures	288	2,167

(1)	Exela restated the condensed consolidated statement of cash flows for the six months ended June 30, 2023 by reclassifying borrowing and repayments under BR Exar AR Facility as separate line items which were previously included in borrowings from other loans and principal repayments on senior secured term loans and other loans, respectively under cash flow from financing activities. Interest on BR Exar AR Facility which was previously included in principal repayments on senior secured term loans and other loans under cash flow from financing activities is restated by reclassification as cash flow from operating activities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(in thousands of United States dollars except share and per share amounts or unless otherwise noted)

(Unaudited)

1.     General

These condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements as of and for the year ended December 31, 2023 included in the Exela Technologies, Inc. (the “Company” or “Exela”) annual report on Form 10-K for such period (the “2023 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on April 3, 2024 and available at the SEC’s website at http://www.sec.gov.

The accompanying condensed consolidated financial statements and related notes to the condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and XBP Europe Holdings, Inc. (“XBP Europe”), a publicly traded company that is majority-owned by the Company. The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”), as they apply to interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. These accounting principles require the Company to use estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from the Company’s estimates.

The condensed consolidated financial statements are unaudited, but include all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim period. The interim financial results are not necessarily indicative of results that may be expected for any other interim period or the fiscal year.

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

In performing this evaluation, the Company concluded that the following conditions raise substantial doubt about its ability to continue as a going concern:

●	a history of net losses, including net losses of $52.5 million for the six months ended June 30, 2024;
●	net operating cash outflow of $16.9 million for the six months ended June 30, 2024;
●	a working capital deficit of $254.4 million as of June 30, 2024; and
●	an accumulated deficit of $2,134.7 million as of June 30, 2024.

The Company has undertaken and/or completed the following plans and actions to improve its available cash balances, liquidity or cash generated from operations:

●	identified and in the process of executing on cost savings for fiscal year 2024; and
●	issued approximately $764.8 million aggregate principal amount of April 2026 Notes (as defined in Note 5 – Long-Term Debt and Credit Facilities) in exchange for $956.0 million aggregate principal amount of existing 2026 Notes that provide flexibility to pay up to 50% of the interest payments in 2024 using April 2026 Notes instead of cash.

In addition to these actions, management has reviewed the Company's operational plans which include executing on price increases, and projected growth of margins. The Company will have to achieve positive operating cash flows and restore profitability over the next twelve months and otherwise execute its business plan. However, the Company’s ability to execute its operational plans is uncertain and its ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry, and considering these factors are outside of the Company’s control, substantial doubt about the Company’s ability to continue as a going concern exists. The condensed consolidated financial statements do not, however, include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Perpetual Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”), was calculated using the if-converted method. As of June 30, 2024, the outstanding shares of the Company’s Series A Preferred Stock and Series B Preferred Stock, if converted would have resulted in an additional 424 shares and 16,814 shares of the Company’s Common Stock outstanding, respectively, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive (i.e., if included, would reduce the net loss per share).

Similarly, the Company also did not include the effect of 1,978 and 2,433 shares of Common Stock issuable upon exercise of 7,913,637 and 9,731,819 outstanding warrants as of June 30, 2024 and 2023, respectively, sold in a private placement of securities on March 18, 2021 or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units, performance units and options (1,367 and 2,472 as of June 30, 2024 and 2023, respectively) in the calculation of diluted loss per share for the three and six months ended June 30, 2024 and 2023, because their effects were also anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders (A)	$(27,986)	$(33,024)	$(55,142)	$(80,567)
Weighted average common shares outstanding – basic and diluted (B)	6,365,356	6,367,969	6,365,356	5,595,352
Loss Per Share:
Basic and diluted (A/B)	$(4.40)	$(5.19)	$(8.66)	$(14.40)

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

Following the closing of the transaction on November 29, 2023, the Company’s European business operates as XBP Europe, and the Company owns 72.3% of the outstanding capital stock of XBP Europe as of June 30, 2024. The noncontrolling stockholders' proportionate share of stockholder’s deficit in XBP Europe of $4.9 million and $3.3 million, as of June 30, 2024 and December 31, 2023, respectively, is reflected as noncontrolling interest in XBP Europe in the accompanying condensed consolidated balance sheets. Beginning on November 30, 2023, XBP Europe shares started trading on the Nasdaq Stock Market under the ticker symbol “XBP” and its warrants started trading on the Nasdaq Stock Market under the ticker symbol “XBPEW”.

Sale of Non-core Assets

On June 8, 2023, the Company completed the sale of its high-speed scanner business, which was a part of its ITPS segment (as defined in Note 3 – Significant Accounting Policies), for a purchase price of approximately $30.1 million. The sale of the high-speed scanner business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result of this transaction, the Company disposed of $16.5 million of goodwill based on the relative fair value of the high-speed scanner business to the total fair value of the ITPS reporting unit. This transaction resulted in a total pre-tax gain of $7.2 million. Per the terms of the sales agreement, the Company may receive additional cash consideration (“Contingent Consideration”) upon the future occurrence of certain earn out events described in the sales agreement. The Contingent Consideration, if any, will be recognized in the period the earn out event occurs, and the Contingent Consideration is realizable.

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

Revenue Recognition

The Company accounts for revenue by first evaluating whether a performance obligation exists. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. Revenue is measured as the amount of consideration the Company expect to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of the Company’s material sources of revenue are derived from contracts with customers, primarily relating to the provision of business and transaction processing services within each of the Company’s segments. The Company does not have any significant extended payment terms, as payment is received shortly after goods are delivered or services are provided.

Nature of Services

The Company’s primary performance obligations are to stand ready to provide various forms of business processing services, consisting of a series of distinct services, but that are substantially the same, and have the same pattern of transfer over time, and accordingly are combined into a single performance obligation. The Company’s obligation to its customers is typically to perform an unknown or unspecified quantity of tasks and the consideration received is contingent upon the customers’ use (i.e., number of transactions processed, requests fulfilled, etc.); as such, the total transaction price is variable. The Company allocates variable fees to the single performance obligation charged to the distinct service period in which the Company has the contractual right to bill under the contract.

Disaggregation of Revenues

The Company is organized into three segments: Information & Transaction Processing Solutions (“ITPS”), Healthcare Solutions (“HS”), and Legal & Loss Prevention Services (“LLPS”) (See Note 13 – Segment and Geographic Area Information). The following tables disaggregate revenue from contracts by segment and by geographic region for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024				2023
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$115,667	$62,935	$25,878	$204,480	$137,498	$63,608	$24,340	$225,446
EMEA	36,031	—	—	36,031	42,294	—	—	42,294
Other	5,142	—	—	5,142	5,198	—	—	5,198
Total	$156,840	$62,935	$25,878	$245,653	$184,990	$63,608	$24,340	$272,938

	Six Months Ended June 30,
	2024				2023
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$246,388	$127,787	$43,697	$417,872	$283,523	$126,650	$41,210	$451,383
EMEA	76,077	—	—	76,077	85,072	—	—	85,072
Other	10,515	—	—	10,515	10,103	—	—	10,103
Total	$332,980	$127,787	$43,697	$504,464	$378,698	$126,650	$41,210	$546,558

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at June 30, 2024, December 31, 2023 and January 1, 2023:

	June 30,	December 31,	January 1,
	2024	2023	2023
Accounts receivable, net	$61,501	$76,893	$101,616
Deferred revenues	15,166	13,107	17,585
Customer deposits	27,898	23,838	16,955
Costs to obtain and fulfill a contract	1,459	1,400	1,674

The following table describes the changes in the allowance for expected credit losses for the six months ended June 30, 2024 (all related to accounts receivables):

Balance at January 1, 2024 of the allowance for expected credit losses	$6,628
Provision for expected loss	14,683
Write-off charged against the allowance	(13,872)
Recoveries collected	(594)
Foreign currency exchange rate adjustment	(32)
Balance at June 30, 2024 of the allowance for expected credit losses	$6,813

Accounts receivable, net includes $23.1 million and $23.9 million as of June 30, 2024 and December 31, 2023, respectively, representing amounts not yet billed to customers. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where the Company received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. The Company recognized revenue of $3.4 million and $7.8 million during the three and six months ended June 30, 2024 that had been deferred as of December 31, 2023. The Company recognized revenue of $8.0 million and $14.8 million during the three and six months ended June 30, 2023 that had been deferred as of January 1, 2023. The Company recognized revenue of $17.3 million during the year ended December 31, 2023 that had been deferred as of January 1, 2023.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. The Company recognized $0.2 million and $0.2 million of amortization for these costs for the three months ended June 30, 2024 and 2023, respectively, within depreciation and amortization expense in the Company’s condensed consolidated statements of operations. The Company recognized $0.5 million and $0.4 million of amortization for these costs for the six months ended June 30, 2024 and 2023, respectively, within depreciation and amortization expense in the Company’s condensed consolidated statements of operations. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred, if the amortization period would have been one year or less. These costs are included in selling, general and administrative expenses. The effect of applying this practical expedient was not material.

Customer deposits consist primarily of amounts received from customers in advance for postage. These advanced postage deposits are used to cover the costs associated with postage, with the corresponding postage revenue being recognized as services are performed.

Performance Obligations

At the inception of each contract, the Company assesses the goods and services promised in its contracts and identify each distinct performance obligation. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts. For the majority of the Company’s business and transaction processing service contracts, revenues are recognized as services are provided based on an appropriate input or output method, typically based on the related labor or transactional volumes.

Certain of the Company’s contracts have multiple performance obligations, including contracts that combine software implementation services with post-implementation customer support. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which the Company estimates its expected costs of satisfying a performance obligation and add an appropriate margin for that distinct good or service. The Company also uses the adjusted market approach whereby it estimates the price that customers in the market would be willing to pay. In assessing whether to allocate variable consideration to a specific part of the contract, the Company considers the nature of the variable payment and whether it relates specifically to its efforts to satisfy a specific part of the contract. Certain of the Company’s software implementation performance obligations are satisfied at a point in time, typically when customer acceptance is obtained.

When evaluating the transaction price, the Company analyzes, on a contract-by-contract basis, all applicable variable consideration. The nature of the Company’s contracts gives rise to variable consideration, including volume discounts, contract penalties, and other similar items that generally decrease the transaction price. The Company estimates these amounts based on the expected amount to be provided to customers and reduce revenues recognized. The Company does not anticipate significant changes to its estimates of variable consideration.

The Company includes reimbursements from customers, such as postage costs, in revenue, while the related costs are included in cost of revenue.

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under GAAP, the Company does not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of the Company’s contracts. The Company has certain non-cancellable contracts where the Company receives a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of June 30, 2024 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2024	$6,152
2025	7,987
2026	4,629
2027	2,554
2028	1,519
2029 and thereafter	—
Total	$22,841

4.     Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	June 30, 2024
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,679	$(393,065)	$114,614
Developed technology	88,553	(88,382)	171
Trade names (b)	5,300	—	5,300
Outsource contract costs	18,272	(16,813)	1,459
Internally developed software	57,670	(47,791)	9,879
Purchased software	26,749	(9,808)	16,941
Intangibles, net	$704,223	$(555,859)	$148,364

	December 31, 2023
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,930	$(380,580)	$127,350
Developed technology	88,554	(88,085)	469
Patent	15	(14)	1
Trade names (b)	5,300	—	5,300
Outsource contract costs	17,734	(16,334)	1,400
Internally developed software	56,066	(43,499)	12,567
Purchased software	26,749	(8,916)	17,833
Intangibles, net	$702,348	$(537,428)	$164,920

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2024 and 2023 is net of accumulated impairment losses of $44.1 million. Carrying amount of $5.3 million as at June 30, 2024 represents indefinite-lived intangible assets.

Aggregate amortization expense related to intangible assets was $9.9 million and $19.0 million for the three and six months ended June 30, 2024, respectively. Aggregate amortization expense related to intangible assets was $10.0 million and $21.0 million for the three and six months ended June 30, 2023, respectively.

Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense
Remainder of 2024	$15,632
2025	25,927
2026	21,226
2027	17,430
2028	13,778
Thereafter	49,071
Total	$143,064

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with customers. The Company is organized into three segments: ITPS, HS, and LLPS (See Note 13 – Segment and Geographic Area Information).

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2024 (a)	Additions	Deletions		Impairments	Currency Translation Adjustments	Balances as at June 30, 2024 (a)
ITPS	$64,801	$—	$—		$—	$(98)	$64,703
HS	86,786	—	—		—	—	86,786
LLPS	18,865	—	—		—	—	18,865
Total	$170,452	$—	$—		$—	$(98)	$170,354

	Balances as at January 1, 2023 (a)	Additions	Deletions		Impairments	Currency Translation Adjustments	Balances as at December 31, 2023 (a)
ITPS	$81,151	$—	$(16,500)	(b)	$—	$150	$64,801
HS	86,786	—	—		—	—	86,786
LLPS	18,865	—	—		—	—	18,865
Total	$186,802	$—	$(16,500)		$—	$150	$170,452

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to ITPS was $487.7 million as at June 30, 2024 and December 31, 2023. Accumulated impairment relating to LLPS was $243.4 million as at June 30, 2024 and December 31, 2023.
(b)	The deletion in goodwill is due to derecognition of allocated goodwill on sale of the high-speed scanner business in the second quarter of 2023. Refer to Note 1—General.

5.     Long-Term Debt and Credit Facilities

July 2026 Notes

As of January 1, 2023, there was outstanding $980.0 million aggregate principal amount of 11.5% First-Priority Senior Secured Notes scheduled to mature July 15, 2026 (the “July 2026 Notes”) issued by Exela Intermediate LLC and Exela Finance Inc. (together, the “Issuers”), wholly-owned subsidiaries of the Company. The July 2026 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The July 2026 Notes bear interest at a rate of 11.5% per year. The Company is required to pay interest on the July 2026 Notes on January 15 and July 15 of each year, and commenced making such interest payments on July 15, 2022. The Issuers may redeem the July 2026 Notes in whole or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

On July 11, 2023, the Issuers, certain guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture (the “April 2026 Notes Indenture”) governing the 11.5% First-Priority Senior Secured Notes scheduled to mature July 15, 2026 (the “April 2026 Notes”), and the Issuers issued approximately $764.8 million aggregate principal amount of the April 2026 Notes as consideration for the exchange of $956.0 million aggregate principal amount of the Issuers’ existing July 2026 Notes pursuant to a public exchange offer (the “2023 Exchange”), which was equivalent to issuing $800 of the April 2026 Notes per $1,000 principal amount of the existing July 2026 Notes. The Company performed an assessment of the 2023 Exchange and determined that it met the criteria to be accounted for as a troubled debt restructuring under GAAP. The undiscounted cash flows associated with the April 2026 Notes issued were compared to the carrying value of the exchanged July 2026 Notes and since the undiscounted cash flows of the April 2026 Notes exceeded the carrying value of the exchanged July 2026 Notes, the carrying value of the April 2026 Notes was established at the carrying value of the exchanged July 2026 Notes and the Company established new effective interest rates based on the carrying value of the exchanged July 2026 Notes prior to the 2023 Exchange. The difference between the principal amount of the issued April 2026 Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s condensed consolidated balance sheets. The Company recorded a premium of $142.3 million on the notes exchange, which will be reduced as contractual interest payments are made on the April 2026 Notes.

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

The July 11, 2023 transaction resulted in cancellation of debt income (“CODI”) for tax purposes. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than the outstanding debt. The Internal Revenue Code of 1986, as amended, (the “Code”), provides that a debtor may wholly or partially exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of CODI excluded from taxable income. Pursuant to the U.S. tax rules, the Company computes the final CODI calculation based on the tax basis as of the last day of the fiscal tax year (i.e., December 31, 2023) which includes the date in which the debt transaction occurred. For the year ended December 31, 2023, the Company generated CODI in the amount of $780.0 million, of which $54.0 million was included in the fiscal year 2023 taxable income and $726.0 million was excluded from taxable income, resulting in the elimination of $624.0 million gross federal and state net operating losses.

As a result of the 2023 Exchange and periodic repurchases, $24.0 million aggregate principal amount of the July 2026 Notes maturing July 15, 2026 remained outstanding as of June 30, 2024.

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

Interest on the April 2026 Notes will accrue at 11.5% per annum and will be paid semi-annually, in arrears, on January 15 and July 15 of each year, beginning July 15, 2023. Interest will be payable in cash or in kind by issuing additional April 2026 Notes (or increasing the principal amount of the outstanding April 2026 Notes) (“PIK Interest”) as described below: (A) for the July 15, 2023 interest payment date, such interest was paid in kind as PIK Interest, (B) for each interest payment date from and including the January 15, 2024 interest payment date through and including the July 15, 2024 interest payment date, such interest shall be paid in cash in an amount equal to (i) 50% of such interest plus (ii) an amount not to exceed an amount that, pro forma for such payment, would leave the issuers with Unrestricted Cash (as defined in the April 2026 Notes Indenture) of at least $15.0 million, with the remaining interest paid in kind as PIK Interest, and (C) for interest payment dates falling on or after January 15, 2025, such interest shall be paid in cash.

On July 15, 2023, the Company issued $44.1 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest that would otherwise have been due to holders of the July 2026 Notes that participated in the Public Exchange on July 15, 2023. On January 15, 2024, the Company issued $23.3 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest due on January 15, 2024 in respect of the April 2026 Notes. $835.3 million aggregate principal amount of the April 2026 Notes remained outstanding as of June 30, 2024.

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

During the six months ended June 30, 2023, the Company repurchased $13.8 million principal amount of the Issuers’ 10.0% First Priority Senior Secured Notes due 2023 (“2023 Notes”) for a net cash consideration of $4.4 million. The gain on early extinguishment of debt during the six months ended June 30, 2023 totaled $9.9 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs, respectively. During the six months ended June 30, 2023, the Company repurchased $15.1 million principal amount of the term loans outstanding under its credit agreement (“2023 Term Loan”) for net cash consideration of $8.0 million. The gain on early extinguishment of debt during the six months ended June 30, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs, respectively. Gain on the early extinguishment of debt during the six months ended June 30, 2023 is reported within debt modification and extinguishment costs (gain), net within the Company’s condensed consolidated statements of operations.

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

The BRCC Facility matured on June 10, 2023. As of December 31, 2023, the Company had fully repaid the outstanding balance under the BRCC Term Loan. During the six months ended June 30, 2024, the Company repaid $12.0 million of outstanding principal amount under the BRCC Revolver. As of June 30, 2024, there remained borrowings of $7.9 million outstanding under the BRCC Revolver. The outstanding principal amount under the BRCC Revolver is payable in two (2) monthly installments of $2.0 million in July 2024 and August 2024, with the remaining outstanding principal balance of $3.9 million payable on September 30, 2024.

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

As of June 30, 2024, there were borrowings of $40.0 million outstanding under the Senior Secured Term Loan. The outstanding principal amount of the Senior Secured Term Loan shall be repaid in nine (9) equal quarterly installments of $0.5 million commencing July 1, 2024, with the remaining outstanding principal amount of $35.5 million payable at maturity along with accrued and unpaid interest. The maturity date of the Senior Secured Term Loan is January 14, 2026.

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

The Senior Secured Term Loan contains customary events of default, affirmative and negative covenants, including limitation on the Company’s and certain of its subsidiaries’ ability to create, incur or allow certain liens; enter into sale and lease-back transactions; make any restricted payments; undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of June 30, 2024.

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

The sales of accounts receivable under the Amended Receivables Purchase Agreement are transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s condensed consolidated balance sheet. The Company de-recognized $522.7 million of accounts receivable under this agreement during the year ended December 31, 2023. The amount remitted to the Purchasers during fiscal year 2023 was $507.6 million. The Company de-recognized $123.2 million and $250.5 million of accounts receivable under this agreement during the three and six months ended June 30, 2024, respectively. The Company de-recognized $122.9 million and $262.9 million of accounts receivable under this agreement during the three and six months ended June 30, 2023, respectively. The amount remitted to the Purchasers during the three and six months ended June 30, 2024 was $113.4 million and $249.3 million, respectively. The amount remitted to the Purchasers during the three and six months ended June 30, 2023 was $125.2 and $266.5 million, respectively. Unsold accounts receivable of $34.0 million and $41.2 million were pledged by the SPEs as collateral to the Purchasers as of June 30, 2024 and December 31, 2023, respectively. These pledged accounts receivables are included in accounts receivable, net in the condensed consolidated balance sheets. The program resulted in a pre-tax loss of $2.6 million and $4.2 million for the three and six months ended June 30, 2024, respectively. The program resulted in a pre-tax loss of $2.0 million and $3.9 million for the three and six months ended June 30, 2023, respectively.

The fair value of the sold accounts receivable approximated their book value due to their short-term nature. Sold accounts receivable are presented as a change in receivables within operating activities in the condensed consolidated statements of cash flows.

BR Exar AR Facility

On February 12, 2024, certain of the Company’s subsidiaries entered into a receivables purchase agreement with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC (as subsequently amended on February 29, 2024, March 29, 2024, March 31, 2024, April 24, 2024, May 24, 2024 and June 25, 2024, the “BR Exar AR Facility”). The Company received an aggregate of $30.4 million, net of legal and other fees of $0.2 million, under the BR Exar AR Facility. Under the terms of the BR Exar AR Facility, certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $33.7 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected $28.1 million under the BR Exar AR Facility during the period from February 2024 to June 2024. As of June 30, 2024, there was a $5.6 million outstanding balance under the BR Exar AR Facility.

Under the BR Exar AR Facility, transfers of accounts receivable from certain of the Company’s subsidiaries are treated as secured borrowings under ASC 860, Transfers and Servicing and are not accounted for as a reduction in accounts receivable because the agreements do not transfer effective control over and risk related to the accounts receivable to BREL. Accordingly, the Company treated total of $0.2 million of legal fee and other expense incurred under the BR Exar AR Facility as debt issuances cost and $3.1 million of difference between the net proceeds received by the Company and total amount collected by BREL under the BR Exar AR Facility as original issue discount. Debt issuance cost and original issue discount relating to the BR Exar AR Facility are included in interest expense, net in the condensed consolidated statements of operations for the three and six months ended June 30, 2024.

Second Lien Note

On February 27, 2023, the SPEs and B. Riley Commercial Capital, LLC entered into a new Secured Promissory Note (which was subsequently assigned to BRF Finance) pursuant to which B. Riley Commercial Capital, LLC agreed to lend up to $35.0 million secured by a second lien pledge of the Securitization Borrower (the “Second Lien Note”). The Second Lien Note is scheduled to mature on June 17, 2025 and bears interest at a per annum rate of one-month Term SOFR plus 7.5%. The SPEs are party to the Amended Receivables Purchase Agreement, thus the transactions necessitated amendments to that agreement and related documents to permit the addition of subordinated debt and additional borrowing capacity into that transaction structure, in addition to providing for a $5.0 million fee to the lenders for facilitating the transaction. In connection with the above-described facility, the Company also amended the BRCC Term Loan and BRCC Revolver to provide for $9.6 million of borrowing capacity, which was drawn as described above.

As of June 30, 2024, there were borrowings of $31.5 million outstanding under the Second Lien Note payable at maturity.

Long-Term Debt Outstanding

As of June 30, 2024 and December 31, 2023, the following long-term debt instruments were outstanding:

	June 30,	December 31,
	2024	2023
Other (a)	$36,428	$21,101
Secured borrowings under BR Exar AR Facility (b)	5,022	—
Senior secured term loan maturing January 14, 2026 (c)	37,919	37,921
July 2026 Notes maturing July 15, 2026 (d)	22,985	22,788
April 2026 Notes maturing April 15, 2026 (e)	929,791	931,293
Secured borrowings under BRCC Facility matured on June 10, 2023	7,896	19,898
Second lien note maturing June 17, 2025 (f)	28,934	27,608
Total debt	1,068,975	1,060,609
Less: Current portion of long-term debt	(53,723)	(30,029)
Long-term debt, net of current maturities	$1,015,252	$1,030,580

(a)	Other debt represents outstanding loan balances associated with various hardware and software purchases, and maintenance and leasehold improvements, along with other loans and receivables factoring arrangements entered into by subsidiaries of the Company. Other debt includes $28.9 million and $12.8 million of outstanding balances under certain revolving credit facilities of XBP Europe as of June 30, 2024 and December 31, 2023, respectively, and $3.3 million and $3.8 million of outstanding term loans of XBP Europe as of June 30, 2024 and December 31, 2023, respectively.
(b)	Net of unamortized net original issue discount of $0.5 million and less than $0.1 million of debt issuance as of June 30, 2024.
(c)	Net of unamortized debt issuance costs of $2.1 million as of June 30, 2024 and unamortized debt issuance costs of $1.6 million as of December 31, 2023.
(d)	Net of unamortized net original issue discount of $0.8 million and debt issuance costs of $0.2 million as of June 30, 2024; and unamortized net original issue discount of $0.9 million and debt issuance costs of $0.2 million as of December 31, 2023.
(e)	Inclusive of unamortized net debt exchange premium of $94.6 million and $119.4 million as of June 30, 2024 and December 31, 2023, respectively.

(f)	Net of unamortized debt issuance costs of $2.6 million and $3.9 million as of June 30, 2024 and December 31, 2023, respectively.

6.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $2.0 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively. The Company recorded an income tax expense of $5.2 million and $5.2 million for the six months ended June 30, 2024 and 2023, respectively.

The Company expects U.S. consolidated taxable income for the year ended December 31, 2024, primarily due to inability to deduct most interest expense in accordance with Internal Revenue Code (IRC) Section 163(j). Since the enactment of IRC 163(j), the Company has been able to claim net operating loss deductions to eliminate U.S. consolidated tax liabilities. On July 11, 2023, a supplemental indenture was entered into with respect to the July 2026 Notes, which generated significant cancellation of indebtedness income (CODI) for tax purposes, most of which was excluded from taxable income. Under the provisions of IRC Section 108, on January 1, 2024 the Company reduced tax attributes, including all its Exela U.S. consolidated net operating loss carryforwards and tax credits. Accordingly, in 2024 the Company will generate current U.S consolidated tax liabilities, which is reflected in the income tax expense for the three and six months ended June 30, 2024.

The Company's ETR of (8.2)% and (10.9)% for the three and six months ended June 30, 2024 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards under the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three and six months ended June 30, 2023, the Company's ETR of (8.9)% and (7.3)% differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards under the provisions of the TCJA.

As of June 30, 2024, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined for the year ended December 31, 2023.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of June 30, 2024 and December 31, 2023 the Company recorded actuarial gain of $0.4 million and actuarial losses of $0.2 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service cost	$9	$10	$19	$20
Interest cost	739	760	1,482	1,509
Expected return on plan assets	(726)	(676)	(1,455)	(1,343)
Amortization:
Amortization of prior service cost	—	89	—	177
Amortization of net loss	305	391	612	776
Net periodic benefit cost	$327	$574	$658	$1,139

The Company records pension interest cost within interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within other expense (income), net. Service cost is recorded within cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $0.2 million and $1.2 million to its pension plans during the six months ended June 30, 2024 and 2023, respectively. The Company has plans to fund the pension plans with the required contributions for 2024 based on current plan provisions.

8.     Commitments and Contingencies

Contract Claim

On October 24, 2018, HOV Services, Inc., a subsidiary of the Company (“HOV Services”), filed a lawsuit against ASG Technologies Group, Inc. (“ASG”) that sought to terminate the renewal of licensing agreement between the parties. HOV Services alleged that the licensing agreement was renewed under duress and brought claims against ASG under the Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., the Stored Communications Act, 18 U.S.C. § 2701 et seq., and various common law doctrines. ASG subsequently brought counterclaims asserting breach of contract and other allegations. On February 27, 2024, a judge granted ASG’s motion for directed verdict on its breach of contract claim and awarded ASG $2.5 million in damages plus interest. On February 29, 2024, the jury found in favor of ASG on all remaining claims and awarded ASG damages in the amount of approximately $0.7 million plus interest, for a total award of approximately $4.7 million in the case. As of June 30, 2024 and December 31, 2023, the Company accrued $4.7 million for this matter included in accrued liabilities on the condensed consolidated balance sheets, but has not discharged the amount due under this case.

Business Interruption Insurance Claim

During the second half of 2022, the Company experienced a network security incident (the “2022 Network Outage”) impacting certain of the Company’s operational and information technology systems. As a result of the 2022 Network Outage, the Company experienced lost revenue and incurred certain incremental costs. On August 29, 2023, the Company submitted a claim to its insurers for $44.6 million in covered losses related to the 2022 Network Outage (the “August 2023 Claim”). During the year 2023, the Company received insurance proceeds of $10.8 million in respect of business interruption claims from its underlying and first excess carriers. The August 2023 Claim is currently under review by two additional insurers (collectively, the “Second Excess Insurers”), which the Company expects to provide the next layer of coverage under applicable policies. On April 17, 2024, the Company commenced an action against the Second Excess Insurers seeking a declaratory judgment and alleging breach of contract and bad faith for failing to pay out their share of losses connected to the August 2023 Claim. On August 9, 2024, the Company settled its claim against one of the Second Excess Insurers for $3.6 million. At this time, it is not practicable to render an opinion regarding the outcome of this matter with respect to the remaining Second Excess Insurer; however, the Company believes it has meritorious claims and plans to vigorously assert them.

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

9.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including current portion of other debt approximated their fair value as of June 30, 2024 and December 31, 2023, due to the relative short maturity of these instruments. Management estimates the fair values of the July 2026 Notes and the April 2026 Notes at approximately 20.0% and 15.5%, respectively, of the respective principal balances outstanding as of June 30, 2024. Management estimated the fair values of the July 2026 Notes and the April 2026 Notes at approximately 24.0% and 16.5%, respectively, of the respective principal balance outstanding as of December 31, 2023. The fair values of secured borrowings under the Company’s securitization facility, BRCC Facility, Second Lien Note and Senior Secured Term Loan are equal to the respective carrying values. Other debt represents the Company’s outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt and current portion of long-term debts using Level 2 inputs, including any recent issuance of the debt, the Company’s credit rating, and the current market rate.

The Company determined the fair value of private warrants liability of XBP Europe included in the other long-term liabilities in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 under Level 3 fair value measurement using the Black-Scholes option pricing model.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2024 and December 31, 2023:

	Carrying	Fair	Fair Value Measurements
As of June 30, 2024	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,015,252	$196,730	$—	$196,730	$—
Current portion of long-term debts	53,723	53,723	—	53,723	—
Private warrants liability of XBP Europe	10	10	—	—	10

	Carrying	Fair	Fair Value Measurements
As of December 31, 2023	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,030,580	$216,213	$—	$216,213	$—
Current portion of long-term debts	30,029	30,029	—	30,029	—
Private warrants liability of XBP Europe	50	50	—	—	50

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

	June 30,	December 31,
	2024	2023
Balance at beginning of period	$50	$647
Reduction in the fair value of the private warrants liability of XBP Europe	(40)	(597)
Balance at end of period	$10	$50

10.   Stock-Based Compensation

Exela 2018 Stock Incentive Plan

On January 17, 2018, Exela’s 2018 Stock Incentive Plan (the “2018 Plan”) became effective. The 2018 Plan provides for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, and other stock-based compensation to eligible participants. The Company was initially authorized to issue up to 694 shares of Common Stock under the 2018 Plan. On June 27, 2022, the shareholders of the Company approved the Company’s Amended and Restated 2018 Stock Incentive Plan increasing the number of shares of Common Stock reserved for issuance from an original 694 shares to 4,462.

Exela 2024 Stock Incentive Plan

On June 13, 2024, Exela’s 2024 Stock Incentive Plan (the “2024 Plan”) became effective. Under the 2024 Plan, subject to adjustment for certain changes in capitalization or other corporate events, Exela is authorized to issue up to 500,000 shares of Common Stock pursuant to equity-based awards, which may be granted to eligible participants in furtherance of Exela’s broader compensation strategy and philosophy. Awards granted under the 2024 Plan will be granted upon terms approved by Exela’s Compensation Committee and set forth in an award agreement or other evidence of an award. As of June 30, 2024, there were no awards and no shares of Common Stock issued under the 2024 Plan.

Restricted Stock Unit granted under the 2018 Plan

Restricted stock unit awards generally vest ratably over a one to two year period. Restricted stock units are subject to forfeiture if employment or service terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the 2018 Plan for the six months ended June 30, 2024 is summarized in the following table:

Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Outstanding Balance as of December 31, 2023	8	$6,600.00	—
Granted	—	—
Forfeited	—	—
Vested	(8)	6,600.00
Outstanding Balance as of June 30, 2024	—	$—	—

Options granted under the 2018 Plan

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the six months ended June 30, 2024 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period
	Outstanding	Date Fair Value	Exercise Price	(Years)
Outstanding Balance as of December 31, 2023	313	$22,224	$46,485	0.02
Granted	—	—
Exercised	—	—
Forfeited	(8)	36,260
Expired	—	—
Outstanding Balance as of June 30, 2024 (1)	305	$22,044	$45,995	0.01

(1) 297 of the outstanding options are exercisable as of June 30, 2024.

As of June 30, 2024, there was less than $0.1 million of total unrecognized compensation expense related to non-vested stock option awards under the 2018 Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general, and administrative expenses. The Company incurred total compensation expense of less than $0.1 million and $1.0 million related to restricted stock unit awards and stock option awards under the 2018 Plan for the three and six months ended June 30, 2024, respectively. The Company recorded net reversal of compensation expense of less than $0.1 million and $0.1 million related to stock option awards under the 2018 Plan for the three and six months ended June 30, 2023, respectively, due to forfeiture of options.

XBP Europe 2024 Stock Incentive Plan

On June 13, 2024, the stockholders of XBP Europe approved and adopted XBP Europe’s 2024 Stock Incentive Plan (the “XBP 2024 Equity Plan”) at XBP Europe’s 2024 Annual Meeting of Stockholders. Under the XBP 2024 Equity Plan, subject to adjustment for certain changes in capitalization or other corporate events, XBP Europe is authorized to issue up to 5,520,270 shares of common stock pursuant to equity-based awards, which may be granted to eligible participants in furtherance of XBP Europe’s broader compensation strategy and philosophy. Awards granted under the 2024 Equity Plan will be granted upon terms approved by XBP Europe’s Compensation Committee and set forth in an award agreement or other evidence of an award. As of June 30, 2024, there were no shares of XBP Europe’s common stock issued under the XBP 2024 Equity Plan. However, restricted stock unit and stock options were issued under the XBP 2024 Equity Plan.

Restricted Stock Unit granted under the XBP 2024 Equity Plan

Restricted stock unit awards generally vest ratably over a less than a year to three year period. Restricted stock units are subject to forfeiture if employment or service terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the XBP 2024 Equity Plan for the six months ended June 30, 2024 is summarized in the following table:

Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Granted	3,325,329	$1.24
Forfeited	—	—
Vested	—	—
Outstanding Balance as of June 30, 2024	3,325,329	$1.24	2.70

Options granted under the XBP 2024 Equity Plan

Under the XBP 2024 Equity Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire ten (10) years from the grant date. Stock options granted under the XBP 2024 Equity Plan generally require no less than a four (4) year ratable vesting period. Stock option activity for the six months ended June 30, 2024 is summarized in the following table:

Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period
	Outstanding	Date Fair Value	Exercise Price	(Years)
Granted	95,000	$0.58	$
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding Balance as of June 30, 2024 (1)	95,000	$0.58	$1.31	3.84

(1)	None of the outstanding options are exercisable as of June 30, 2024.

As of June 30, 2024, there was $4.0 million of total unrecognized compensation expense related to non-vested restricted stock unit awards and stock option awards issued by XBP Europe under the XBP 2024 Equity Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general, and administrative expenses. The Company recorded total compensation expense of $0.2 million related to restricted stock unit awards and stock option awards issued by XBP Europe under the XBP 2024 Equity Plan for the three and six months ended June 30, 2024.

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

Fifty percent of the performance units covered by the award will vest if, at any time during the period commencing September 14, 2021 and ending June 30, 2024, the volume weighted average of the reported closing price of the Common Stock is $40,000 per share or greater on (x) 60 consecutive trading days or (y) 90 non-consecutive trading days in any 180 day period (the “Tranche 1”). In addition, the remaining 50% of the performance units will vest if, at any time during the period commencing September 14, 2021 and ending June 30, 2025, the volume weighted average of the reported closing prices of the Common Stock is $80,000 per share or greater on (x) 60 consecutive trading days or (y) 90 non-consecutive trading days in any 180 day period (the “Tranche 2”). Any Tranche 1 and Tranche 2 units that are not earned by June 30, 2024 and June 30, 2025, respectively, will be forfeited for no consideration and will no longer be eligible to vest. Tranche 1 was not earned as of June 30, 2024 and accordingly, was forfeited for no consideration. In addition, if a change in control occurs prior to the applicable expiration date, if the performance units are assumed by the acquirer, the units will remain outstanding and eligible to vest based solely on his continued service to the Company. If in connection with such change in control the performance units are not assumed by an acquirer, a number of performance units will vest based on the per share price paid in the transaction, with 0% vesting if the per share price is equal to or less than $8,000 per share, and 100% of the Tranche 2 vesting if the per share price is equal to or greater than $80,000, and a number of Tranche 2 vesting determined based on a straight line interpolation if the share price is between $8,000 and $80,000, respectively. The Executive Chairman will remain eligible to earn his performance units so long as he remains engaged with the Company in any capacity, including as a non-employee director.

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

The following table summarizes the activity for the market performance restricted stock units for the six months ended June 30, 2024:

			Remaining Service
		Weighted	Period Over
	Number	Average	Which Expected
	of Units	Fair Value	to be Recognized
Outstanding Balance as of December 31, 2023	2,125	$1,820	0.98
Granted	—	—
Forfeited	(1,062)	1,760
Vested	—	—
Outstanding Balance as of June 30, 2024	1,063	$1,880	0.98

As of June 30, 2024, there was approximately $0.4 million of unrecognized compensation expense related to non-vested performance unit awards, which will be recognized over the requisite service period. The Company recognized $0.2 million and $0.4 million of compensation expense associated with the performance unit award for the three and six months ended June 30, 2024, respectively. The Company recorded total compensation expense of $0.2 million and $0.4 million associated with the performance unit award for the three and six months ended June 30, 2023, respectively.

11.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of the Company’s Common Stock and Tandem Preferred Stock (that provides a vote to holders of the Company’s Series B Preferred Stock, as described below) possess all voting power for the election of the Company’s board of directors (the “Board”) and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of the Company’s Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of the Company’s Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the Board in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. As of June 30, 2024, there were 6,365,363 shares of Common Stock outstanding.

Share Buyback Program

On August 10, 2022, the Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company is permitted to repurchase up to 50,000 shares of Common Stock over the next two-year period. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares of Common Stock. No shares were repurchased under the 2022 Share Buyback Program during the six months ended June 30, 2024 and 2023. As of June 30, 2024, the Company had repurchased and concurrently retired 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program.

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

Series A Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board. The Company has designated 2,800,000 shares of its authorized preferred stock as Series A Preferred Stock. The rights and preferences of the Series A Preferred Stock are defined in the Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock of the Company, dated July 12, 2017 (the "Series A Certificate of Designations"). At June 30, 2024, the Company had 2,778,111 shares of Series A Preferred Stock outstanding. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of June 30, 2024, after taking into account the effect of the Reverse Stock Split, each outstanding share of Series A Preferred Stock was convertible into 0.000152 shares of Common Stock using this conversion formula. Accordingly, as of June 30, 2024, 424 shares of Common Stock were issuable upon conversion of 2,778,111 shares of outstanding Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series A Liquidation Preference”) per share of Series A Preferred Stock, paid or accrued quarterly in arrears on the 15th day of each March, June, September and December. From the issue date through June 30, 2024, the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Series A Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series A Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series A Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The aggregate Series A Liquidation Preference amount was $44.2 million as of June 30, 2024 (at $8 per share inclusive of accrued dividends as of such date as described below). The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation for the three and six months ended June 30, 2024 was $1.1 million and $2.1 million, respectively. The gross dividend accumulation for the three and six months ended June 30, 2023 was $1.0 million and $1.9 million, respectively. As of June 30, 2024, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 was $22.0 million. The per share average of cumulative preferred dividends for the three and six months ended June 30, 2024 was $0.38 and $0.76, respectively. The per share average of cumulative preferred dividends for the three and six months ended June 30, 2023 was $0.35 and $0.69, respectively.

In addition, holders of the Series A Preferred Stock will participate in any dividend or distribution of cash or other property paid in respect of the Common Stock pro rata with the holders of the Common Stock (other than certain dividends or distributions that trigger an adjustment to the conversion rate, as described in the Series A Certificate of Designations), as if all shares of Series A Preferred Stock had been converted into Common Stock immediately prior to the date on which such holders of the Common Stock became entitled to such dividend or distribution.

Following the occurrence of a "Fundamental Change," as defined in the Series A Certificate of Designations, if the Company does not redeem the Series A Preferred Stock, holders of the Series A Preferred Stock may convert their entire accumulated Series A Liquidation Preference into Common Stock for fifteen days following the effective date of the Fundamental Change based on the greater of (i) the price to be paid (or deemed paid) per share of Common Stock in such transaction or the average closing price of the Common Stock on the 20 consecutive trading days immediately preceding the effective date of the Fundamental Change (or, such lesser number of trading days as shall follow the public announcement of such transaction) and (ii) $0.10. The maximum number of shares of Common Stock issuable upon such conversion will not exceed 85% of the total number of shares of Common Stock outstanding on a fully-diluted basis.

Series B Preferred Stock and Tandem Preferred Stock

The Company has designated 8,100,000 shares of its authorized preferred stock as Series B Preferred Stock. The rights and preferences of the Series B Preferred Stock are defined in the Certificate of Designations, Preferences, Rights and Limitations of Series B Cumulative Convertible Perpetual Preferred Stock of the Company, dated March 10, 2022 (the "Series B Certificate of Designations"). At June 30, 2024, the Company had 3,029,900 shares of Series B Preferred Stock outstanding. The par value of the Series B Preferred Stock is $0.0001 per share. Each share of Series B Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of liquidation preference per share as adjusted for accrued but unpaid dividends, as described below. As of June 30, 2024, after taking into account the effect of the Reverse Stock Split and payment of the accrued dividend, each outstanding share of Series B Preferred Stock was convertible into 0.00555 of one share of Common Stock using this conversion formula. Accordingly, as of June 30, 2024, 16,814 shares of Common Stock were issuable upon conversion of 3,029,900 shares of outstanding Series B Preferred Stock. The shares of Series B Preferred Stock are listed on the Nasdaq under the symbol “XELAP.”

Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 6% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series B Liquidation Preference”) per share of Series B Preferred Stock, paid or accrued quarterly in arrears on the last day of each of March, June, September and December. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series B Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series B Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The aggregate Series B Liquidation Preference was $84.1 million as of June 30, 2024 (at $25 per share inclusive of accrued dividends as of such date as described below). The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series B Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation was $1.2 million and $2.5 million for the three and six months ended June 30, 2024, respectively, as reflected on the condensed consolidated statements of operations. The gross dividend accumulation was $1.2 million and $2.3 million for the three and six months ended June 30, 2023, respectively, as reflected on the condensed consolidated statements of operations. As of June 30, 2024, the total accumulated but unpaid dividends on the Series B Preferred Stock since inception on March 23, 2022 was $8.3 million. The per share average of cumulative preferred dividends for the three and six months ended June 30, 2024 was $0.41 and $0.81, respectively. The per share average of cumulative preferred dividends for the three and six months ended June 30, 2023 was $0.39 and $0.77, respectively.

In addition, holders of the Series B Preferred Stock will participate in any dividend or distribution of cash or other property paid in respect of the Common Stock pro rata with the holders of the Common Stock (other than certain dividends or distributions that trigger an adjustment to the conversion rate, as described in the Series B Certificate of Designations), as if all shares of Series B Preferred Stock had been converted into Common Stock immediately prior to the date on which such holders of the Common Stock became entitled to such dividend or distribution. Holders of Series B Preferred Stock also have rights to vote for the election of one additional director to serve on the Board, if dividends on Series B Preferred Stock are in arrears for eight or more consecutive quarters, until all unpaid and accumulated dividends on the Series B Preferred Stock have been paid or declared and a sum sufficient for payment is set aside for such payment.

On May 17, 2022, the Company issued one share of tandem preferred stock, par value $0.0001 per share (the “Tandem Preferred Stock”), as a dividend on its existing shares of outstanding Series B Preferred Stock. The rights and preferences of the Tandem Preferred Stock are defined in the Certificate of Designations, Preferences, Rights and Limitations of the Tandem Preferred Stock of the Company, dated May 17, 2022 (the "Tandem Certificate of Designations"). Any issuance of Series B Preferred Stock after this date shall be automatically accompanied by an equal number of shares of Tandem Preferred Stock. Tandem Preferred Stock are embedded in the Series B Preferred Stock and they provide voting rights to the existing shares of Series B Preferred Stock. Each share of Series B Preferred Stock disclosed in the condensed consolidated balance sheet, the condensed consolidated statements of stockholders’ deficit and the notes to the condensed consolidated financial statements embeds one share of Tandem Preferred Stock.

On all matters submitted to a vote of the stockholders of the Company, the holders of the Series B Preferred Stock through their holdings of Tandem Preferred Stock will be entitled to vote with the holders of the Common Stock as a single class. Each share of Tandem Preferred Stock entitles the holder to one vote per share, subject to adjustment for issuance of any shares of Common Stock pursuant to any dividend or distribution on shares of Common Stock, share split or share combination or other transactions as specified in the Tandem Certificate of Designations.

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

Special Voting Preferred Stock

On October 9, 2023, the Company entered into the Subscription, Voting and Redemption Agreement with GP-HGM LLC, an entity affiliated to the Executive Chairman of the Company, pursuant to which GP-HGM LLC purchased 1,000,000 shares of a new class of preferred stock designated as “Special Voting Stock” for an aggregate purchase price of $100 and agreed to vote all of the shares of Special Voting Stock at the annual meeting of stockholders, held on June 13, 2024 (the “Annual Meeting"), in proportion to the votes cast at the Annual Meeting. Each share of Special Voting Stock was entitled to 20,000 votes per share. The Special Voting Stock were deemed redeemed for an aggregate price of $100 on the first business day following the Annual Meeting. There were no Special Voting Stock outstanding as of June 30, 2024.

Warrants

At June 30, 2024, there were warrants outstanding to purchase 1,978 shares of the Company’s Common Stock, consisting of 7,913,637 warrants to purchase one-four thousandth of one share of Common Stock from the private placement that was completed in March 2021. Each private placement warrant entitles the holder to purchase one-four thousandth of one share of Common Stock, at an exercise price of $16,000.00 per share and will expire on September 19, 2026. The private placement warrants are not listed or traded as of June 30, 2024, and are not subject to mandatory redemption by the Company.

12.   Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, and together with certain of their affiliated entities managed by HandsOn Global Management LLC, including such entity, “HGM”) of $0 for each of the three months ended June 30, 2024 and 2023, and $0 and less than $0.1 million for the six months ended June 30, 2024 and 2023, respectively. Certain members of the Company’s Board and management, including the Company’s Executive Chairman and Interim Chief Financial Officer, (Par Chadha, Matthew Brown, Sharon Chadha, Ron Cogburn, and James Reynolds) are or have been affiliated with HGM. The Company’s Executive Chairman, Par Chadha and his wife, Sharon Chadha, are currently affiliated with HGM. Messrs. Cogburn and Reynolds were affiliated with HGM until 2020, and Mr. Brown was affiliated with HGM until 2017.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sales is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees relating to these agreements of $2.4 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively, and $4.1 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively. The Company earned no revenue from third-party sales under the reseller arrangement for the three and six months ended June 30, 2024 and 2023.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was less than $0.1 million for each of the three months ended June 30, 2024 and 2023, and $0.1 million for each of the six months ended June 30, 2024 and 2023. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $0.7 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $1.2 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively. These expenses are included in cost of revenue in the condensed consolidated statements of operations.

Subscription, Voting and Redemption Agreement

On October 9, 2023, the Company entered into the Subscription, Voting and Redemption Agreement with GP-HGM LLC, an entity affiliated to the Executive Chairman of the Company, pursuant to which GP-HGM LLC purchased 1,000,000 shares of a new class of preferred stock designated as “Special Voting Stock” for an aggregate purchase price of $100 and agreed to vote all of the shares of Special Voting Stock at the Annual Meeting in proportion to the votes cast at the Annual Meeting. Each share of Special Voting Stock was entitled to 20,000 votes per share.

At the Annual Meeting, stockholders were asked to approve an amendment to the Series B Certificate of Designations to allow the Company to have the ability to (a) pay dividends in shares of Common Stock, (b) pay less than all of the accrued dividends, and (c) pay dividends on any date designated by the Company’s Board for the payment of dividends. The proposal did not pass, and the Special Voting Stock were deemed redeemed for an aggregate price of $100 on the first business day following the Annual Meeting. There were no Special Voting Stock outstanding as of June 30, 2024.

Invoicing Support and Collection Services

On September 1, 2023, the Company, through one of its subsidiaries, entered into a Master Services Agreement with Doctors of Waikiki LLP (the “DOW”), which is an affiliate under common control with HGM, where the Company could provide services under one or more statement(s) of work (each, a “SOW”) to DOW. Each SOW, together with the terms of this Agreement, shall be deemed a separate contract that is effective as of date set forth in the SOW. The Company, acting under the first statement of work (SOW-1), provides collection services to DOW to collect past-due medical debts from its patients and insurance companies for which the Company receives a commission of 15% for accounts assigned within one year of the service date and 25% for accounts assigned after one year. Under the second statement of work (SOW-2), the Company manages DOW's insurance billing and denial management for medical bills generated after patients receive treatment from DOW for which the Company invoices $2,000 per month for each full-time employee assigned to the project. For the three and six months ended June 30, 2024, the Company has recognized $0 and less than $0.1 million of income, respectively, under these two SOWs.

Payable and Receivable/Prepaid Balances with Affiliates

Payable and receivable/prepaid balances with affiliates as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$403	$—	$296	$—
Rule 14	—	3,019	—	1,918
HGM	—	28	—	9
DOW	46	—	—	11
	$449	$3,047	$296	$1,938

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

	Three months ended June 30, 2024
	ITPS	HS	LLPS	Total
Revenue	$156,840	$62,935	$25,878	$245,653
Cost of revenue (exclusive of depreciation and amortization)	129,787	42,573	15,604	187,964
Segment profit	27,053	20,362	10,274	57,689
Selling, general and administrative expenses (exclusive of depreciation and amortization)				41,778
Depreciation and amortization				14,983
Related party expense				3,282
Interest expense, net				23,129
Sundry income, net				(204)
Other income, net				(423)
Net loss before income taxes				$(24,856)

	Three months ended June 30, 2023
	ITPS	HS	LLPS	Total
Revenue	$184,990	$63,608	$24,340	$272,938
Cost of revenue (exclusive of depreciation and amortization)	150,035	47,016	15,008	212,059
Segment profit	34,955	16,592	9,332	60,879
Selling, general and administrative expenses (exclusive of depreciation and amortization)				32,026
Depreciation and amortization				14,890
Related party expense				2,739
Interest expense, net				45,092
Debt modification and extinguishment costs (gain), net				(6,785)
Sundry expense, net				1,500
Other income, net				(232)
Net loss before income taxes				$(28,351)

	Six months ended June 30, 2024
	ITPS	HS	LLPS	Total
Revenue	$332,980	$127,787	$43,697	$504,464
Cost of revenue (exclusive of depreciation and amortization)	274,199	88,729	27,024	389,952
Segment profit	58,781	39,058	16,673	114,512
Selling, general and administrative expenses (exclusive of depreciation and amortization)				82,632
Depreciation and amortization				28,490
Related party expense				5,673
Interest expense, net				44,217
Sundry expense, net				1,677
Other income, net				(874)
Net loss before income taxes				$(47,303)

	Six months ended June 30, 2023
	ITPS	HS	LLPS	Total
Revenue	$378,698	$126,650	$41,210	$546,558
Cost of revenue (exclusive of depreciation and amortization)	308,546	93,752	26,228	428,526
Segment profit	70,152	32,898	14,982	118,032
Selling, general and administrative expenses (exclusive of depreciation and amortization)				76,407
Depreciation and amortization				31,450
Related party expense				5,851
Interest expense, net				89,272
Debt modification and extinguishment costs (gain), net				(15,558)
Sundry expense, net				2,248
Other income, net				(514)
Net loss before income taxes				$(71,124)

14. Subsequent Events

BR Exar AR Facility Amendment

During July 1, 2024 through August 14, 2024, certain of the Company’s subsidiaries entered into two (2) additional amendments to the BR Exar AR Facility (the “Amendments”), pursuant to which they agreed to sell certain existing and future receivables to BREL until such time as BREL shall have collected $10.5 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. The Company received an aggregate of $9.5 million in net proceeds under the Amendments.

Repayments on BRCC Facility and BR Exar AR Facility

During July 1, 2024 through August 14, 2024, the Company repaid $2.0 million of outstanding principal amount under the BRCC Revolver. Accordingly, the amount outstanding under the BRCC Revolver is $5.9 million, as of August 14, 2024.

During July 1, 2024 through August 14, 2024, the Company repaid approximately $7.1 million of outstanding principal amount under the BR Exar AR Facility. Accordingly, the amount outstanding under the BR Exar AR Facility is approximately $8.9 million, as of August 14, 2024.

Potential Spin-off

On July 1, 2024, the Company announced that its Board has authorized the Company to consider a spin-off of its wholly-owned subsidiary Exela Technologies BPA, LLC (the holding company for the Company’s business process automation business which includes our HS and LLPS segments and part of our ITPS segment, and collectively with all of its subsidiaries, the “BPA Business”). In the event the spin-off is effected, Exela will distribute all of the shares of common stock held by it of a holding company (“Holdco”) owning the BPA Business, pro rata determined on an as coverted fully diluted basis, to Exela’s stockholders and warrantholders. As a result, if the spin-off is consummated, Exela’s stockholders and warrantholders prior to the spin-off will become the stockholders of Holdco after the spin-off. The announcement of the potential spin-off did not have any impact to the Company’s condensed consolidated financial statements or segment reporting.

The spin-off, if it occurs, may be deemed a "Fundamental Change" under the Series A Certificate of Designations, and thus could provide Series A Preferred Stockholders with special conversion rights that could substantially dilute the existing holders of Common Stock, as described above. At this time, there can be no assurance that the spin-off will be consummated, and the Company has not yet completed its analysis of whether the spin-off, if consummated, would constitute a Fundamental Change.

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

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, estimated or anticipated future results and benefits, future opportunities for Exela, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; cyber incidents such as a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; the consummation, failure or abandonment of the spin-off described below, potential delisting from Nasdaq and other factors discussed in this quarterly report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”) under the heading “Risk Factors”, and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on any websites that may be referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide our expectations, plans or forecasts of future events and views as of the date of this quarterly report. We anticipate that subsequent events and developments may cause our assessments to change. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this quarterly report.

Overview

Exela Technologies, Inc. (“Exela”, the “Company”, “we”, “our” or “us”) is a business process outsourcing and automation leader leveraging a global footprint and proprietary technology to help turn the complex into the simple through user friendly software platforms and solutions that enable our customers’ digital transformation. We have decades of expertise earned from serving more than 4,000 customers worldwide, including many of the world’s largest enterprises and over 60% of the Fortune® 100, in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. Our technology-enabled solutions allow global organizations to address critical challenges resulting from the massive amounts of data obtained and created through their daily operations. Our solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. Through cloud-enabled platforms, built on a configurable stack of automation modules, and approximately 13,100 employees operating in 20 countries, Exela rapidly deploys integrated technology and operations as an end-to-end digital journey partner.

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

Sale of Non-core Assets

On June 8, 2023, the Company completed the sale of its high-speed scanner business for a purchase price of approximately $30.1 million. As a result of this transaction, the Company disposed of $16.5 million of goodwill based on the relative fair value of the high-speed scanner business to the total fair value of the ITPS reporting unit. This transaction resulted in a total pre-tax gain of $7.2 million. Per the terms of the sales agreement, the Company may receive additional cash consideration upon the future occurrence of certain earn out events described in the sales agreement.

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

As of June 30, 2024, we had approximately 13,100 employees globally, with 6,800 employees located in Americas and EMEA, and the remainder located primarily in India and the Philippines.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $107.9 million and $125.2 million for the three months ended June 30, 2024 and 2023, respectively. We incurred personnel costs of $222.1 million and $254.6 million for the six months ended June 30, 2024 and 2023, respectively. The majority of our personnel costs are variable and are incurred only while we are providing our services. In certain jurisdictions, for example many countries in Europe, there is a statutory payment requirement for any people made redundant due to automation or relocation of delivery locations.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance of our consolidated operations. We define EBITDA as net loss, plus income tax expense, interest expense, net, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus transaction and integration costs; non cash equity compensation, (gain) or loss from sale or disposal of assets or business, non-recurring charges and impairment charges; and other infrequent, or unusual costs and expenses. See “—Other Financial Information (Non GAAP Financial Measures)” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

Three months ended June 30, 2024 compared to Three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Change	% Change
Revenue:
ITPS	$156,840	$184,990	$(28,150)	(15.2)%
HS	62,935	63,608	(673)	(1.1)%
LLPS	25,878	24,340	1,538	6.3%
Total revenue	245,653	272,938	(27,285)	(10.0)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	129,787	150,035	(20,248)	(13.5)%
HS	42,573	47,016	(4,443)	(9.4)%
LLPS	15,604	15,008	596	4.0%
Total cost of revenues	187,964	212,059	(24,095)	(11.4)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	41,778	32,026	9,752	30.5%
Depreciation and amortization	14,983	14,890	93	0.6%
Related party expense	3,282	2,739	543	19.8%
Operating profit (loss)	(2,354)	11,224	(13,578)	(121.0)%
Interest expense, net	23,129	45,092	(21,963)	(48.7)%
Debt modification and extinguishment costs (gain), net	—	(6,785)	6,785	(100.0)%
Sundry (income) expense, net	(204)	1,500	(1,704)	(113.6)%
Other income, net	(423)	(232)	(191)	82.3%
Net loss before income taxes	(24,856)	(28,351)	3,495	(12.3)%
Income tax expense	(2,049)	(2,535)	486	(19.2)%
Net loss	$(26,905)	$(30,886)	$3,981	(12.9)%

Revenue

For the three months ended June 30, 2024, our revenue on a consolidated basis decreased by $27.3 million, or 10.0%, to $245.7 million from $272.9 million for the three months ended June 30, 2023. We experienced revenue decline in ITPS and HS segments and revenue growth in LLPS segment. Our ITPS, HS, and LLPS segments constituted 63.8%, 25.6%, and 10.6% of total revenue, respectively, for the three months ended June 30, 2024, compared to 67.8%, 23.3%, and 8.9%, respectively, for the three months ended June 30, 2023. The revenue changes by reporting segment were as follows:

ITPS— For the three months ended June 30, 2024, revenue attributable to our ITPS segment decreased by $28.2 million, or 15.2% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to the Company’s long-term success. In June 2023, we sold our high-speed scanner business and this resulted in $2.0 million lower revenue in the current period as compared to the period ended June 30, 2023. The reported ITPS segment revenue decreased by $0.3 million from currency conversion during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

HS— For the three months ended June 30, 2024, revenue attributable to our HS segment marginally decreased by $0.6 million, or 1.1% compared to the same period in the prior year.

LLPS— For the three months ended June 30, 2024, revenue attributable to our LLPS segment increased by $1.5 million, or 6.3% compared to the same period in the prior year primarily due to an increase in project based engagements in legal claims administration services.

Cost of Revenue

For the three months ended June 30, 2024, our cost of revenue decreased by $24.1 million, or 11.4%, compared to the three months ended June 30, 2023. Costs in our ITPS segment decreased by $20.2 million, or 13.5%, primarily attributable to the corresponding decline in revenues. HS segment costs decreased by $4.4 million, or 9.4% primarily due to decrease in employee-related cost. LLPS segment cost of revenue increased by $0.6 million, or 4.0% primarily attributable to the corresponding increase in revenues.

The decrease in cost of revenues on a consolidated basis was primarily due to a decrease in employee-related costs of $14.1 million, lower infrastructure and maintenance costs of $5.8 million, lower other operating costs of $1.4 million and lower pass through costs of $2.8 million.

Cost of revenue for the three months ended June 30, 2024 was 76.5% of revenue compared to the 77.7% for the comparable same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) increased $9.8 million, or 30.5%, to $41.8 million for the three months ended June 30, 2024, compared to $32.0 million for the three months ended June 30, 2023. The increase was primarily attributable due to profit on sale of our high-speed scanner business of $6.6 million recognized in June 2023 and higher other SG&A expenses of $9.0 million due to bad debts provision and $0.2 million due to travel cost, offset by lower legal and professional fees of $3.3 million, lower infrastructure, maintenance and operating costs of $0.1 million, lower employee related costs by $2.9 million. SG&A expenses increased as a percentage of revenues to 17.0% for the three months ended June 30, 2024 as compared to 11.7% for the three months ended June 30, 2023.

Depreciation & Amortization

Total depreciation and amortization expenses were $15.0 million and $14.9 million for the three months ended June 30, 2024 and 2023, respectively.

Related Party Expenses

Related party expense was $3.3 million for the three months ended June 30, 2024 compared to $2.7 million for the three months ended June 30, 2023.

Interest Expense

Interest expense was $23.1 million for the three months ended June 30, 2024 compared to $45.1 million for the three months ended June 30, 2023. The decrease in total interest expense by $22.0 million was primarily due to amortization of debt exchange premium and reduction in interest costs due to exchange of notes in July 2023, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Debt modification and extinguishment costs (gain), net

There was no debt modification and extinguishment cost/(gain) for the three months ended June 30, 2024 compared to a gain of $6.8 million for the three months ended June 30, 2023. During the three months ended June 30, 2023, we repurchased $0.4 million principal amount of 2023 Notes for a cash consideration of $0.3 million. The gain on early extinguishment of debt for the 2023 Notes during the three months ended June 30, 2023 totaled $0.1 million. During the three months ended June 30, 2023, we repurchased $15.1 million principal amount of the term loans outstanding under the Credit Agreement (the “2023 Term Loans”) for a cash consideration of $8.0 million. The gain on early extinguishment of debt for the 2023 Term Loans during the three months ended June 30, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the three months ended June 30, 2023, we paid $0.4 million of exit fees on the partial prepayment of the BRCC Term Loan (as defined and further described in “Indebtedness” below) which was treated as a debt extinguishment cost.

Sundry (income) expense, net

The decrease in sundry expense, net by $1.7 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Income, net

Other income, net was $0.4 million for the three months ended June 30, 2024 compared to other income, net of $0.2 million for the three months ended June 30, 2023.

Income Tax Expense

The Company recorded an income tax expense of $2.0 million for the three months ended June 30, 2024 and an income tax expense of $2.5 million for the three months ended June 30, 2023. The tax expense for the three months ended June 30, 2024 is lower than the three months ended June 30, 2023 largely due to decrease in Canadian taxes over prior year which is partially offset by increase in U.S. taxes in current period due to loss of U.S. tax attributes. The Company's estimated annual effective tax rate of (8.2)% for the three months ended June 30, 2024 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards under by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Change	% Change
Revenue:
ITPS	$332,980	$378,698	$(45,718)	(12.1)%
HS	127,787	126,650	1,137	0.9%
LLPS	43,697	41,210	2,487	6.0%
Total revenue	504,464	546,558	(42,094)	(7.7)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	274,199	308,546	(34,347)	(11.1)%
HS	88,729	93,752	(5,023)	(5.4)%
LLPS	27,024	26,228	796	3.0%
Total cost of revenues	389,952	428,526	(38,574)	(9.0)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	82,632	76,407	6,225	8.1%
Depreciation and amortization	28,490	31,450	(2,960)	(9.4)%
Related party expense	5,673	5,851	(178)	(3.0)%
Operating profit	(2,283)	4,324	(6,607)	(152.8)%
Interest expense, net	44,217	89,272	(45,055)	(50.5)%
Debt modification and extinguishment costs (gain), net	—	(15,558)	15,558	(100.0)%
Sundry expense, net	1,677	2,248	(571)	(25.4)%
Other income, net	(874)	(514)	(360)	70.0%
Net loss before income taxes	(47,303)	(71,124)	23,821	(33.5)%
Income tax expense	(5,175)	(5,198)	23	(0.4)%
Net loss	$(52,478)	$(76,322)	$23,844	(31.2)%

Revenue

For the six months ended June 30, 2024, our revenue on a consolidated basis decreased by $42.1 million, or 7.7%, to $504.5 million from $546.6 million for the six months ended June 30, 2023. We experienced revenue decline in ITPS segment and revenue growth in HS and LLPS segments. Our ITPS, HS, and LLPS segments constituted 66.0%, 25.3%, and 8.7% of total revenue, respectively, for the six months ended June 30, 2024, compared to 69.3%, 23.2%, and 7.5%, respectively, for the six months ended June 30, 2023. The revenue changes by reporting segment were as follows:

ITPS— For the six months ended June 30, 2024, revenue attributable to our ITPS segment decreased by $45.7 million, or 12.1% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to the Company’s long-term success. In June 2023, we sold our high-speed scanner business and this resulted in $5.0 million lower revenue in the current period as compared to the period ended June 30, 2023. The reported ITPS segment revenue benefited by $0.4 million from currency conversion during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

HS— For the six months ended June 30, 2024, revenue attributable to our HS segment increased by $1.1 million, or 0.9% compared to the same period in the prior year primarily due to higher volumes from our new and existing healthcare customers.

LLPS— For the six months ended June 30, 2024, revenue attributable to our LLPS segment increased by $2.5 million, or 6.0% compared to the same period in the prior year primarily due to an increase in project based engagements in legal claims administration services.

Cost of Revenue

For the six months ended June 30, 2024, our cost of revenue decreased by $38.6 million, or 9.0%, compared to the six months ended June 30, 2023. Costs in our ITPS segment decreased by $34.3 million, or 11.1%, primarily attributable to the corresponding decline in revenues. HS segment costs decreased by $5.0 million, or 5.4% primarily due to decrease in employee-related cost. LLPS segment cost of revenue increased by $0.8 million, or 3.0% primarily attributable to the corresponding increase in revenues.

The decrease in cost of revenues on a consolidated basis was primarily due to a decrease in employee-related costs of $29.1 million, lower infrastructure and maintenance costs of $10.1 million, lower other operating costs of $2.3 million and lower travel costs of $0.1 million, which was offset by higher pass through costs of $3.0 million.

Cost of revenue for the six months ended June 30, 2024 was 77.3% of revenue compared to the 78.4% for the comparable same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses increased by $6.2 million, or 8.1%, to $82.6 million for the six months ended June 30, 2024, compared to $76.4 million for the six months ended June 30, 2023. The increase was primarily attributable due to profit on sale of our high-speed scanner business of $6.6 million recognized in June 2023, higher bad debts provisions by $11.2 million, other SG&A expenses of $2.3 million, higher infrastructure, maintenance and operating costs of $0.6 million, higher travel costs of $0.4 million offset by lower legal and professional fees of $12.1 million and lower employee related cost by $2.8 million. SG&A expenses increased as a percentage of revenues to 16.4% for the six months ended June 30, 2024 as compared to 14.0% for the six months ended June 30, 2023.

Depreciation & Amortization

Total depreciation and amortization expenses were $28.5 million and $31.5 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in total depreciation and amortization expenses by $3.0 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Related Party Expenses

Related party expense was $5.7 million for the six months ended June 30, 2024 compared to $5.9 million for the six months ended June 30, 2023.

Interest Expense

Interest expense was $44.2 million for the six months ended June 30, 2024 compared to $89.3 million for the six months ended June 30, 2023. The decrease in total interest expense by $45.1 million was primarily due to amortization of debt exchange premium and reduction in interest costs due to exchange of notes in July 2023, during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Debt modification and extinguishment costs (gain), net

There was no debt modification and extinguishment cost/(gain) for the six months ended June 30, 2024 compared to a gain of $15.6 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, we repurchased $13.8 million principal amount of 2023 Notes for a cash consideration of $4.4 million. The gain on early extinguishment of debt for the 2023 Notes during the six months ended June 30, 2023 totaled $9.9 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the six months ended June 30, 2023, we repurchased $15.1 million principal amount of the 2023 Term Loans outstanding under the Credit Agreement for a cash consideration of $8.0 million. The gain on early extinguishment of debt for the 2023 Term Loans during the six months ended June 30, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the six months ended June 30, 2023, we paid $1.4 million of exit fees on the partial prepayment of the BRCC Term Loan (as defined and further described in “Indebtedness” below) which was treated as a debt extinguishment cost.

Sundry Expense, net

The decrease in sundry expense, net by $0.6 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Income, net

Other income, net was $0.9 million for the six months ended June 30, 2024 compared to other income, net of $0.5 million for the six months ended June 30, 2023.

Income Tax Expense

The Company recorded an income tax expense of $5.2 million for the six months ended June 30, 2024 and an income tax expense of $5.2 million for the six months ended June 30, 2023. The tax expense for the six months ended June 30, 2024 is approximately the same as the six months ended June 30, 2023. The increase in U.S. tax due to loss of attributes is offset by the decrease in foreign earnings which is largely driven by decrease in Canadian tax expense from prior period. The Company's estimated annual effective tax rate of (10.9)% for the six months ended June 30, 2024 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards under the provisions of the TCJA.

Other Financial Information (Non-GAAP Financial Measures)

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net (loss) or income, plus income tax expense, interest expense, net, and depreciation and amortization. We have historically defined Adjusted EBITDA, including in the Form 10-Q for the quarter ended June 30, 2023, as EBITDA plus optimization and restructuring charges, including severance and retention expenses; transaction and integration costs; other non-cash charges, including non-cash compensation, (gain) or loss from sale or disposal of assets, and impairment charges; and management fees and expenses consistent with the definitions contained in our debt agreements.

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

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023
Net Loss	$(26,905)	$(30,886)
Income tax expense	2,049	2,535
Interest expense, net	23,129	45,092
Depreciation and amortization	14,983	14,890
EBITDA	13,256	31,631
Transaction and integration costs (1)	17	2,905
Non-cash equity compensation (2)	377	202
Other charges including non-cash (3)	—	271
Loss/(gain) on sale of assets (4)	69	739
Loss/(gain) on business disposals (5)	—	(6,473)
Debt modification and extinguishment costs (gain), net	—	(6,785)
Adjusted EBITDA	$13,719	$22,490

(1)	Represents non-recurring legal, consulting and other fees and expenses incurred in connection with acquisitions, dispositions, debt-exchanges and other extraordinary transactions and events during the applicable period.
(2)	Represents the non-cash charges related to restricted stock units and options.
(3)	Represents 2022 network outage related insurance recoveries.
(4)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(5)	Represents a loss/(gain) recognized on the sale of high-speed scanner business in the second quarter of 2023.

Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
Net Loss	$(52,478)	$(76,322)
Income tax expense	5,175	5,198
Interest expense, net	44,217	89,272
Depreciation and amortization	28,490	31,450
EBITDA	25,404	49,598
Transaction and integration costs (1)	151	8,061
Non-cash equity compensation (2)	1,560	313
Other charges including non-cash (3)	—	182
Loss/(gain) on sale of assets (4)	(533)	827
Loss/(gain) on business disposals (5)	—	(6,473)
Debt modification and extinguishment costs (gain), net	—	(15,558)
Adjusted EBITDA	$26,582	$36,950

(1)	Represents non-recurring legal, consulting and other fees and expenses incurred in connection with acquisitions, dispositions, debt-exchanges and other extraordinary transactions and events during the applicable period.
(2)	Represents the non-cash charges related to restricted stock units and options.
(3)	Represents 2022 network outage related insurance recoveries.
(4)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(5)	Represents a loss/(gain) recognized on the sale of high-speed scanner business in the second quarter of 2023.

Liquidity and Capital Resources

Overview

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The following conditions raise substantial doubt about our ability to continue as a going concern: a history of continuing net losses, net operating cash outflows, working capital deficits and accumulated deficit. Going concern matters are more fully discussed in Note 1, General of the condensed consolidated financial statements.

Liquidity is the availability of adequate amounts of cash with an enterprise to meet its needs for cash requirements. At June 30, 2024, cash, restricted cash, and cash equivalents totaled $51.3 million, including restricted cash of $20.9 million. As of June 30, 2024, our working capital deficit amounted to $254.4 million, an increase of $40.7 million as compared to working capital deficit of $213.7 million as of December 31, 2023 mainly due to current maturities of our long term debts.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments and taxes. Specifically, $7.9 million outstanding under the BRCC Revolver (as defined and described further in the description of “Indebtedness” below) is payable in two (2) monthly installments of $2.0 million in July 2024 and August 2024, with the remaining outstanding principal balance of $3.9 million payable on September 30, 2024. We have paid $2.0 million of July 2024 installment on the BRCC Revolver. The current maturities under the Senior Secured Term Loan, the Second Lien Note, the secured borrowings under BR Exar AR Facility (as defined and further described in “Indebtedness” below) and the other debts are $2.5 million, $31.5 million, $5.5 million and $9.3 million, respectively. See Note 5 – Long-Term Debt and Credit Facilities, Note 7 – Employee Benefit Plans, and Note 8 – Commitments and Contingencies, to our condensed consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.

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

The Amended Receivables Purchase Agreement (as defined and described further in the description of “Indebtedness” below) entered into on June 17, 2022 provides us access to liquidity through the sale of receivables. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the purchasers of the receivables. The Company de-recognized $123.2 million and $250.5 million of accounts receivable under this agreement during the three and six months ended June 30, 2024, respectively. The Company de-recognized $122.9 million and $262.9 million of accounts receivable under this agreement during the three and six months ended June 30, 2023, respectively. The amount remitted to the Purchasers during the three and six months ended June 30, 2024 was $113.4 million and $249.3 million, respectively. The amount remitted to the Purchasers during the three and six months ended June 30, 2023 was $125.2 and $266.5 million, respectively. Unsold accounts receivable of $34.0 million and $41.2 million were pledged by the SPEs as collateral to the Purchasers as of June 30, 2024 and December 31, 2023, respectively.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023	Change
Net cash used in operating activities	$(16,926)	$(54,741)	$37,815
Net cash (used in) provided by investing activities	(3,087)	24,478	(27,565)
Net cash provided by financing activities	3,776	38,561	(34,785)
Subtotal	$(16,237)	8,298	$(24,535)
Effect of exchange rates on cash, restricted cash and cash equivalents	344	145	199
Net (decrease) increase in cash, restricted cash and cash equivalents	$(15,893)	$8,443	$(24,336)

Analysis of Cash Flow Changes between the six months ended June 30, 2024 and June 30, 2023

Operating Activities—The decrease of $37.8 million in net cash used in operating activities for the six months ended June 30, 2024 was primarily due to improvement in debt amortization cost by $20.0 million, lower cost of revenue, lower selling, general and administrative expenses and other expenses, improvement in operating cycle for accounts receivable and accounts payable and accrued liabilities. This increase in cash generated in operating activities was partially offset by lower realization from prepaid expenses during the six months ended June 30, 2024.

Investing Activities—The decrease of $27.6 million in net cash provided by investing activities for the six months ended June 30, 2024 was primarily due to sale of our high-speed scanner business in June 2023.

Financing Activities— Cash provided by financing activities during the six months ended June 30, 2024 was $3.8 million, primarily as a result of $30.6 million of proceeds from borrowings under BR Exar AR Facility and net proceeds of $20.6 million from other loans offset by $17.8 million of principal repayments on senior secured term loans, BRCC Revolver and other loans and $25.6 million of repayment under BR Exar AR Facility.

Cash provided by financing activities during the six months ended June 30, 2023 was $38.6 million, primarily as a result of $67.0 million of net proceeds from equity offerings, $20.0 million of proceeds from borrowings under BR Exar AR Facility, $31.5 million of proceeds from the Second Lien Note, $9.6 million of proceeds from borrowings under the BRCC revolver and $4.3 million of proceeds from borrowings from other loans, partially offset by debt issuance costs of $6.4 million, $12.5 million of repayment under BR Exar AR Facility, repayments on the BRCC Facility and senior secured term loans and other loans of $60.2 million and cash outflow of $11.9 million for debt repurchases.

Indebtedness

Following is a description of the Company’s key indebtness.

July 2026 Notes

As of January 1, 2023, there was outstanding $980.0 million aggregate principal amount of 11.5% First-Priority Senior Secured Notes scheduled to mature July 15, 2026 (the “July 2026 Notes”) issued by Exela Intermediate LLC and Exela Finance Inc. (together, the “Issuers”), wholly-owned subsidiaries of the Company . The July 2026 Notes are guaranteed by nearly all U.S. subsidiaries of Exela Intermediate LLC. The July 2026 Notes bear interest at a rate of 11.5% per year. We are required to pay interest on the July 2026 Notes on January 15 and July 15 of each year, and commenced making such interest payments on July 15, 2022. The Issuers may redeem the July 2026 Notes in whole or in part from time to time, at a redemption price of 100%, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

On July 11, 2023, the Issuers, certain guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture (the “April 2026 Notes Indenture”) governing the 11.5% First-Priority Senior Secured Notes scheduled to mature July 12, 2026 (the “April 2026 Notes”), and the Issuers issued approximately $764.8 million aggregate principal amount of the April 2026 Notes as consideration for the exchange of $956.0 million aggregate principal amount of the Issuers’ existing July 2026 Notes pursuant to a public exchange offer (the “2023 Exchange”), which was equivalent to issuing $800 of the April 2026 Notes per $1,000 principal amount of the existing July 2026 Notes. The Company performed an assessment of the 2023 Exchange and determined that it met the criteria to be accounted for as a troubled debt restructuring under ASC 470-60. The undiscounted cash flows associated with the April 2026 Notes issued were compared to the carrying value of the exchanged July 2026 Notes and since the undiscounted cash flows of the April 2026 Notes exceeded the carrying value of the exchanged July 2026 Notes, the carrying value of the April 2026 Notes was established at the carrying value of the exchanged July 2026 Notes and the Company established new effective interest rates based on the carrying value of the exchanged July 2026 Notes prior to the 2023 Exchange. The difference between the principal amount of the issued April 2026 Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s condensed consolidated balance sheets. The Company recorded a premium of $142.3 million on the notes exchange, which will be reduced as contractual interest payments are made on the April 2026 Notes.

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

The July 11, 2023 transaction resulted in cancellation of debt income (“CODI”) for tax purposes. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than the outstanding debt. The Internal Revenue Code of 1986, as amended, (the “Code”), provides that a debtor may wholly or partially exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of CODI excluded from taxable income. Pursuant to the U.S. tax rules, the Company computes the final CODI calculation based on the tax basis as of the last day of the fiscal tax year (i.e., December 31, 2023) which includes the date in which the debt transaction occurred. For the year ended December 31, 2023, the Company generated CODI in the amount of $780.0 million, of which $54.0 million was included in the fiscal year 2023 taxable income and $726.0 million was excluded from taxable income, resulting in the elimination of $624.0 million gross federal and state net operating losses.

As a result of the 2023 Exchange and periodic repurchases, $24.0 million aggregate principal amount of the July 2026 Notes maturing July 15, 2026 remained outstanding as of June 30, 2024.

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

Interest on the April 2026 Notes will accrue at 11.5% per annum and will be paid semi-annually, in arrears, on January 15 and July 15 of each year, beginning July 15, 2023. Interest will be payable in cash or in kind by issuing additional April 2026 Notes (or increasing the principal amount of the outstanding April 2026 Notes) (“PIK Interest”) as described below: (A) for the July 15, 2023 interest payment date, such interest was paid in kind as PIK Interest, (B) for each interest payment date from and including the January 15, 2024 interest payment date through and including the July 15, 2024 interest payment date, such interest shall be paid in cash in an amount equal to (i) 50% of such interest plus (ii) an amount not to exceed an amount that, pro forma for such payment, would leave the issuers with Unrestricted Cash (as defined in the April 2026 Notes Indenture) of at least $15.0 million, with the remaining interest paid in kind as PIK Interest, and (C) for interest payment dates falling on or after January 15, 2025, such interest shall be paid in cash.

On July 15, 2023, the Company issued $44.1 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest that would otherwise have been due to holders of the July 2026 Notes that participated in the Public Exchange on July 15, 2023. On January 15, 2024, the Company issued $23.3 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest due on January 15, 2024 in respect of the April 2026 Notes. $835.3 million aggregate principal amount of the April 2026 Notes remained outstanding as of June 30, 2024.

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

During the six months ended June 30, 2023, we repurchased $13.8 million principal amount of the Issuers’ 10.0% First Priority Senior Secured Notes due 2023 (“2023 Notes”) for a net cash consideration of $4.4 million. The gain on early extinguishment of debt during the six months ended June 30, 2023 totaled $9.9 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs, respectively. During the six months ended June 30, 2023, we repurchased $15.1 million principal amount of the term loans outstanding under the Credit Agreement due July 2023 (“2023 Term Loan”) for net cash consideration of $8.0 million. The gain on early extinguishment of debt during the six months ended June 30, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs, respectively.

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

The BRCC Facility matured on June 10, 2023. As of December 31, 2023, the Company had fully repaid the outstanding balance under the BRCC Term Loan. During the six months ended June 30, 2024, we repaid $12.0 million of outstanding principal amount under the BRCC Revolver. As of June 30, 2024, there remained borrowings of $7.9 million outstanding under the BRCC Revolver. The outstanding principal amount under the BRCC Revolver is payable in two (2) monthly installments of $2.0 million in July 2024 and August 2024, with the remaining outstanding principal balance of $3.9 million payable on September 30, 2024.

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

As of June 30, 2024, there were borrowings of $40.0 million outstanding under the Senior Secured Term Loan. The outstanding principal amount of the Senior Secured Term Loan shall be repaid in nine (9) equal quarterly installments of $0.5 million commencing July 1, 2024, with the remaining outstanding principal amount of $35.5 million payable at maturity along with accrued and unpaid interest. The maturity date of the Senior Secured Term Loan is January 14, 2026.

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

The Senior Secured Term Loan contains customary events of default, affirmative and negative covenants, including limitation on the Company’s and certain of its subsidiaries’ ability to create, incur or allow certain liens; enter into sale and lease-back transactions; make any restricted payments; undergo fundamental changes, as well as certain financial covenants. The Company was in compliance with all financial covenants as of June 30, 2024.

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

The sales of accounts receivable under the Amended Receivables Purchase Agreement are transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s condensed consolidated balance sheet. The Company de-recognized $522.7 million of accounts receivable under this agreement during the year ended December 31, 2023. The amount remitted to the Purchasers during fiscal year 2023 was $507.6 million. The Company de-recognized $123.2 million and $250.5 million of accounts receivable under this agreement during the three and six months ended June 30, 2024, respectively. The Company de-recognized $122.9 million and $262.9 million of accounts receivable under this agreement during the three and six months ended June 30, 2023, respectively. The amount remitted to the Purchasers during the three and six months ended June 30, 2024 was $113.4 million and $249.3 million, respectively. The amount remitted to the Purchasers during the three and six months ended June 30, 2023 was $125.2 and $266.5 million, respectively. Unsold accounts receivable of $34.0 million and $41.2 million were pledged by the SPEs as collateral to the Purchasers as of June 30, 2024 and December 31, 2023, respectively. The program resulted in a pre-tax loss of $2.6 million and $4.2 million for the three and six months ended June 30, 2024, respectively. The program resulted in a pre-tax loss of $2.0 million and $3.9 million for the three and six months ended June 30, 2023, respectively.

BR Exar AR Facility

On February 12, 2024, certain of the Company’s subsidiaries entered into a receivables purchase agreement with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC (as subsequently amended on February 29, 2024, March 29, 2024, March 31, 2024, April 24, 2024, May 24, 2024 and June 25, 2024, the “BR Exar AR Facility”). The Company received an aggregate of $30.4 million, net of legal and other fees of $0.2 million, under the BR Exar AR Facility. Under the terms of the BR Exar AR Facility, certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $33.7 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected $28.1 million under the BR Exar AR Facility during the period from February 2024 to June 2024. As of June 30, 2024, there was a $5.6 million outstanding balance under the BR Exar AR Facility.

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

As of June 30, 2024, there were borrowings of $31.5 million outstanding under the Second Lien Note payable at maturity.

Potential Future Transactions

We may, from time to time explore and evaluate possible strategic transactions, which may include joint ventures, as well as business combinations or the acquisition or disposition of assets. In order to pursue certain of these opportunities, additional funds will likely be required. Subject to applicable contractual restrictions, to obtain such financing, we may seek to use cash on hand, or we may seek to raise additional debt or equity financing through private placements or through underwritten offerings. There can be no assurance that we will enter into additional strategic transactions or alliances, nor do we know if we will be able to obtain the necessary financing for transactions that require additional funds on favorable terms, if at all. In addition, pursuant to registration rights agreements that we have entered into, or may enter into in the future, certain of our stockholders may have the right to demand underwritten offerings of our Common Stock. We may from time to time in the future explore, with certain of those stockholders the possibility of an underwritten public offering of our Common Stock held by those stockholders. There can be no assurance as to whether or when such transactions may be commenced or completed, or as to the actual size or terms of the offering.

On July 1, 2024, the Company announced that its Board has authorized the Company to consider a spin-off of its wholly-owned subsidiary Exela Technologies BPA, LLC (the holding company for the Company’s business process automation business which includes our HS and LLPS segments and part of our ITPS segment, and collectively with all of its subsidiaries, the “BPA Business”). In the event the spin-off is effected, Exela will distribute all of the shares of common stock held by it of a holding company (“Holdco”) owning the BPA Business, pro rata determined on an as coverted fully diluted basis, to Exela’s stockholders and warrantholders. As a result, if the spin-off is consummated, Exela’s stockholders and warrantholders prior to the spin-off will become the stockholders of Holdco after the spin-off. The announcement of the potential spin-off did not have any impact to the Company’s condensed consolidated financial statements or segment reporting.

The spin-off, if consummated, may be deemed a "Fundamental Change" under the Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock of the Company (filed as an exhibt to the Company's Current Report on Form 8-K, dated July 18, 2017), and thus could provide Series A Preferred Stockholders with special conversion rights that could substantially dilute the existing holders of Common Stock, as described in Item 1A. Risk Factors, below. At this time, there can be no assurance that the spin-off will be consummated, and the Company has not yet completed its analysis of whether the spin-off, if consummated, would constitute a Fundamental Change.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the Company’s market risk during the six months ended June 30, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Business Interruption Insurance Claim

During the second half of 2022, the Company experienced a network security incident (the “2022 Network Outage”) impacting certain of the Company’s operational and information technology systems. As a result of the 2022 Network Outage, the Company experienced lost revenue and incurred certain incremental costs. On August 29, 2023, the Company submitted a claim to its insurers for $44.6 million in covered losses related to the 2022 Network Outage (the “August 2023 Claim”). During the year 2023, the Company received insurance proceeds of $10.8 million in respect of business interruption claims from its underlying and first excess carriers. The August 2023 Claim is currently under review by two additional insurers (collectively, the “Second Excess Insurers”), which the Company expects to provide the next layer of coverage under applicable policies. On April 17, 2024, the Company commenced an action against the Second Excess Insurers seeking a declaratory judgment and alleging breach of contract and bad faith for failing to pay out their share of losses connected to the August 2023 Claim. On August 9, 2024, the Company settled its claim against one of the Second Excess Insurers for $3.6 million. At this time, it is not practicable to render an opinion regarding the outcome of this matter with respect to the remaining Second Excess Insurer; however, the Company believes it has meritorious claims and plans to vigorously assert them.

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

Our securities may be delisted from Nasdaq

Our Common Stock is currently listed for trading on the Nasdaq, and the continued listing of our Common Stock on the Nasdaq is subject to our compliance with a number of listing standards, including Nasdaq Listing Rule 5550(b)(2), which requires that the Company maintain a market value of listed securities (“MVLS”) of at least $35 million (the “MVLS requirement”). On November 13, 2023, the Company received a notice (the “MVLS Notice”) from Nasdaq notifying it that it was not in compliance with Nasdaq Listing Rule 5550(b)(2) because, for the last 30 consecutive business days, the Company’s MVLS was below the minimum requirement of $35 million. In the MVLS Notice, Nasdaq indicated that the Company had 180 calendar days from the date of the MVLS Notice (or until May 13, 2024) to regain compliance with the MVLS Rule by having our MVLS close at or above $35 million for a minimum of ten consecutive business days. On May 14, 2024, we received a second notice stating that the Company had not regained compliance with the MVLS Rule, and its securities would be delisted from the Nasdaq Capital Market unless the Company requested an appeal of the delisting determination by May 21, 2024. The Company appealed the determination and the Nasdaq Hearings Panel (the “Panel”) held a hearing on this matter on July 2, 2024 (the “Hearing”). At the Hearing, the Company presented its plan for complying with the MVLS Rule, which includes consummating the potential spin-off of the BPA Business described in this report under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Potential Future Transactions.” On July 17, 2024, the Panel determined to grant the Company's request to continue its listing on Nasdaq, provided that, among other things, (i) on or before August 30, 2024, the Company will file a registration statement with the Securities and Exchange Commission for the stock to be issued in the spin-off of the BPA Business and (ii) on or before October 25, 2024, the Company will complete the spin-off of the BPA Business to demonstrate compliance with the MVLS Rule.

There can be no assurance that we will consummate the spin-off or that we will otherwise be able to remedy and continue to satisfy the MVLS Rule and other continuing listing requirements and remain listed on the Nasdaq. If our Common Stock or Series B Preferred Stock were no longer listed on the Nasdaq, investors might only be able to trade on one of the over-the-counter markets. This would likely impair the liquidity of our securities not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media and analyst coverage. In addition, we could face significant material adverse consequences, including limited availability of market quotations for our securities and a decreased ability to issue additional securities or obtain additional financing in addition to negative perceptions about us and our business that may result from delisting.

The conversion of Exela's Series A Convertible Preferred Stock following a “Fundamental Change” could substantially dilute the existing holders of Exela Common Stock.

The conversion of our Series A Perpetual Convertible Preferred Stock (the "Series A Preferred Stock) following the occurrence of a "Fundamental Change," as defined in the Certificate of Designations, Preferences, Rights and Limitations of the Series A Preferred Stock (filed as an exhibit to the Company's Current Report on Form 8-K, dated July 18, 2017)(the "Certificate of Designations") could result in substantial dilution of the outstanding Exela Common Stock. Upon a Fundamental Change, if Exela does not redeem the Series A Preferred Stock, the Certificate of Designations allows holders to convert their entire accumulated liquidation preference (approximately $44.2 million in the aggregate as of June 30, 2024) into Common Stock at a favorable rate for 15 days following the effective date of the Fundamental Change based on the greater of (i) the price to be paid (or deemed paid) per share of Common Stock in such transaction or the average closing price of Common Stock on the 20 consecutive trading days immediately preceding the effective date of the Fundamental Change (or, such lesser number of trading days as shall follow the public announcement of such transaction) and (ii) $0.10. The maximum number of shares of Common Stock issuable upon conversion will not exceed 85% of the total number of shares of Common Stock outstanding on a fully-diluted basis. As a result, if Exela does not redeem the Series A Preferred Stock following a Fundamental Change, the holders of Exela Series A Preferred Stock could receive up to 85% of the Exela Common Stock after exercising their conversion rights.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities.

On August 10, 2022, the Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company was authorized to repurchase, from time to time, up to 50,000 shares of the Common Stock over a two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Common Stock, general business and market conditions and other investment considerations and factors. No shares were repurchased under the 2022 Share Buyback Program during the six months ended June 30, 2024. As of June 30, 2024, we had repurchased and concurrently retired a total of 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program.

Share repurchase activity during the three months ended June 30, 2024 was as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
		Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
April 1, 2024-April 30, 2024	—	$—	1,787	48,213
May 1, 2024-May 31, 2024	—	—	1,787	48,213
June 1, 2024-June 30, 2024	—	$—	1,787	48,213
Total	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1

Employment Agreement, dated May 13, 2024, by and between Exela Technologies, Inc. and Par Chadha (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024)

10.2	Exela Technologies, Inc. 2024 Stock Incentive Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement filed with the SEC on April 29, 2024)
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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of August 2024.

EXELA TECHNOLOGIES, INC.

By:	/s/ Par Chadha
Par Chadha
Executive Chairman (Principal Executive Officer)

By:	/s/ Matthew T. Brown
Matthew T. Brown
Interim Chief Financial Officer (Principal Financial and Accounting Officer)