Form 10-Q
period 2024-09-30
Exela Technologies, Inc.
filed 2024-11-14
CIK 1620179

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

Or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-36788

EXELA TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-1347291
(State of or other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

2701 E. Grauwyler Rd. Irving, TX	75061
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code: (844) 935-2832

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.0001 per share	XELA	OTC Pink
6.00% Series B Cumulative Convertible Perpetual Preferred Stock, par value $0.0001 per share Tandem Preferred Stock, par value of $0.0001 per share	XELAP	OTC Pink

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

As of November 13, 2024, the registrant had 6,365,363 shares of Common Stock outstanding.

Exela Technologies, Inc.

Form 10-Q

For the quarterly period ended September 30, 2024

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2024 and December 31, 2023

(in thousands of United States dollars except share and per share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$11,278	$23,341
Restricted cash	34,146	43,812
Accounts receivable, net of allowance for credit losses of $3,549 and $6,628, respectively	48,579	76,893
Related party receivables and prepaid expenses	160	296
Inventories, net	13,360	11,502
Prepaid expenses and other current assets	27,365	25,364
Assets of disposal group held for sale	4,197	—
Total current assets	139,085	181,208
Property, plant and equipment, net of accumulated depreciation of $218,877 and $213,142, respectively	59,274	58,366
Operating lease right-of-use assets, net	35,822	33,874
Goodwill	170,195	170,452
Intangible assets, net	141,296	164,920
Deferred income tax assets	3,229	3,043
Other noncurrent assets	18,065	24,474
Total assets	$566,966	$636,337

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Current portion of long-term debt	$51,184	$30,029
Accounts payable	61,430	61,109
Related party payables	5,162	1,938
Income tax payable	6,368	2,080
Accrued liabilities	58,496	63,699
Accrued compensation and benefits	77,903	65,012
Accrued interest	31,692	52,389
Customer deposits	19,063	23,838
Deferred revenue	14,838	12,099
Obligation for claim payment	52,707	66,988
Current portion of finance lease liabilities	6,247	4,856
Current portion of operating lease liabilities	12,226	10,845
Liabilities of disposal group held for sale	4,529	—
Total current liabilities	401,845	394,882
Long-term debt, net of current maturities	1,028,072	1,030,580
Finance lease liabilities, net of current portion	8,252	5,953
Pension liabilities, net	12,494	13,192
Deferred income tax liabilities	12,584	11,692
Long-term income tax liabilities	8,205	6,359
Operating lease liabilities, net of current portion	26,129	26,703
Other long-term liabilities	5,567	5,811
Total liabilities	1,503,148	1,495,172
Commitments and Contingencies (Note 8)
Stockholders' deficit
Common Stock, par value of $0.0001 per share; 1,600,000,000 shares authorized; 6,365,363 shares issued and outstanding at September 30, 2024 and 6,365,355 shares issued and outstanding at December 31, 2023	261	261
Preferred stock, $0.0001 par value per share, 20,000,000 shares authorized at September 30, 2024 and December 31, 2023
Series A Preferred Stock, 2,778,111 shares issued and outstanding at September 30, 2024 and December 31, 2023	1	1
Series B Preferred Stock, 3,029,900 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Additional paid in capital	1,238,304	1,236,171
Accumulated deficit	(2,158,692)	(2,084,114)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(10,719)	(7,648)
Unrealized pension actuarial gains (losses), net of tax	416	(174)
Total accumulated other comprehensive loss	(10,303)	(7,822)
Total stockholders’ deficit attributable to Exela Technologies, Inc.	(930,429)	(855,503)
Noncontrolling interest in XBP Europe	(5,753)	(3,332)
Total stockholders’ deficit	(936,182)	(858,835)
Total liabilities and stockholders’ deficit	$566,966	$636,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$269,168	$253,125	$773,632	$799,683
Cost of revenue (exclusive of depreciation and amortization)	214,907	198,450	604,859	626,976
Selling, general and administrative expenses (exclusive of depreciation and amortization)	35,088	35,367	117,720	111,774
Depreciation and amortization	13,039	14,398	41,529	45,848
Impairment of goodwill	343	—	343	—
Related party expense	2,598	2,845	8,271	8,696
Operating profit	3,193	2,065	910	6,389
Other expense (income), net:
Interest expense, net	23,446	24,708	67,663	113,980
Debt modification and extinguishment costs (gain), net	256	(571)	256	(16,129)
Sundry expense, net	106	298	1,783	2,546
Other income, net	(440)	(1,069)	(1,314)	(1,583)
Loss before income taxes	(20,175)	(21,301)	(67,478)	(92,425)
Income tax expense	(4,762)	(1,807)	(9,937)	(7,005)
Net loss	(24,937)	(23,108)	(77,415)	(99,430)
Net loss attributable to noncontrolling interest in XBP Europe, net of taxes	(915)	—	(2,837)	—
Net loss attributable to Exela Technologies, Inc.	$(24,022)	$(23,108)	$(74,578)	$(99,430)
Cumulative dividends for Series A Preferred Stock	(1,105)	(1,002)	(3,225)	(2,923)
Cumulative dividends for Series B Preferred Stock	(1,261)	(1,188)	(3,727)	(3,512)
Net loss attributable to common stockholders	$(26,388)	$(25,298)	$(81,530)	$(105,865)
Loss per share:
Basic and diluted	$(4.15)	$(3.97)	$(12.81)	$(18.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(24,937)	$(23,108)	$(77,415)	$(99,430)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(3,607)	(3,165)	(3,124)	(3,369)
Unrealized pension actuarial gains (losses), net of tax	278	147	814	(58)
Total other comprehensive loss, net of tax	(3,329)	(3,018)	(2,310)	(3,427)
Comprehensive loss	(28,266)	(26,126)	(79,725)	(102,857)
Comprehensive loss attributable to noncontrolling interest in XBP Europe, net of tax	(1,008)	—	(2,666)	—
Comprehensive loss attributable to Exela Technologies, Inc., net of tax	$(27,258)	$(26,126)	$(77,059)	$(102,857)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

										Accumulated Other Comprehensive Loss
											Unrealized
										Foreign	Pension
										Currency	Actuarial		Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Treasury Stock		Additional	Translation	Losses,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Adjustment	net of tax	Deficit	Deficit
Balances at January 1, 2023	1,393,276	$162	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,159,577	$(4,788)	$(3,583)	$(1,948,009)	$(807,589)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(45,436)	(45,436)
Equity-based compensation expense	—	—	—	—	—	—	—	—	111	—	—	—	111
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(2,105)	—	—	(2,105)
Net realized pension actuarial losses, net of tax	—	—	—	—	—	—	—	—	—	—	(89)	—	(89)
Issuance of Common Stock from at the market offerings, net of offering costs	4,977,744	99	—	—	—	—	—	—	66,929	—	—	—	67,028
Balances at March 31, 2023	6,371,020	$261	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,226,617	$(6,893)	$(3,672)	$(1,993,445)	$(788,080)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(30,886)	(30,886)
Equity-based compensation expense	—	—	—	—	—	—	—	—	203	—	—	—	203
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,901	—	—	1,901
Net realized pension actuarial loss, net of tax	—	—	—	—	—	—	—	—	—	—	(116)	—	(116)
Payment for fractional shares on reverse stock split in May 2023	(5,667)	—	—	—	—	—	—	—	(31)	—	—	—	(31)
Balances at June 30, 2023	6,365,353	$261	2,778,111	$1	3,029,900	$—	612	$(10,949)	$1,226,789	$(4,992)	$(3,788)	$(2,024,331)	$(817,009)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(23,108)	(23,108)
Equity-based compensation	—	—	—	—	—	—	—	—	252	—	—	—	252
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(3,165)	—	—	(3,165)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	—	—	147	—	147
Treasury stock retired							(612)	10,949				(10,949)	—
Balances at September 30, 2023	6,365,353	$261	2,778,111	$1	3,029,900	$—	—	$—	$1,227,041	$(8,157)	$(3,641)	$(2,058,388)	$(842,883)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficit

For the three and nine months ended September 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

								Accumulated Other Comprehensive Loss
									Unrealized
								Foreign	Pension
								Currency	Actuarial		Non-	Total
	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional	Translation	Gains (Losses),	Accumulated	Controlling Interest	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Adjustment	net of tax	Deficit	in XBP Europe	Deficit
Balances at January 1, 2024	6,365,355	$261	2,778,111	$1	3,029,900	$—	$1,236,171	$(7,648)	$(174)	$(2,084,114)	$(3,332)	$(858,835)
Net loss	—	—	—	—	—	—	—	—	—	(24,879)	(694)	(25,573)
Equity-based compensation expense	—	—	—	—	—	—	1,183	—	—	—	—	1,183
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,226	—	—	77	1,303
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	211	—	79	290
Balances at March 31, 2024	6,365,355	$261	2,778,111	$1	3,029,900	$—	$1,237,354	$(6,422)	$37	$(2,108,993)	$(3,870)	$(881,632)
Net loss	—	—	—	—	—	—	—	—	—	(25,677)	(1,228)	(26,905)
Equity-based compensation expense	—	—	—	—	—	—	333	—	—	—	44	377
Foreign currency translation adjustment	—	—	—	—	—	—	—	(860)	—	—	40	(820)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	178	—	68	246
Restricted stock units vested	8	—	—	—	—	—	—	—	—	—	—	—
Balances at June 30, 2024	6,365,363	$261	2,778,111	$1	3,029,900	$—	$1,237,687	$(7,282)	$215	$(2,134,670)	$(4,946)	$(908,734)
Net loss	—	—	—	—	—	—	—	—	—	(24,022)	(915)	(24,937)
Equity-based compensation	—	—	—	—	—	—	617	—	—	—	201	818
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,437)	—	—	(170)	(3,607)
Net realized pension actuarial gains, net of tax	—	—	—	—	—	—	—	—	201	—	77	278
Balances at September 30, 2024	6,365,363	$261	2,778,111	$1	3,029,900	$—	$1,238,304	$(10,719)	$416	$(2,158,692)	$(5,753)	$(936,182)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Exela Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2024 and 2023

(in thousands of United States dollars except share and per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(77,415)	$(99,430)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and amortization	41,529	45,848
Original issue discount, debt premium and debt issuance cost amortization	(30,494)	9,976
Interest on BR Exar AR Facility	(3,752)	(8,752)	(1)
Debt modification and extinguishment loss (gain), net	256	(17,534)
Impairment of goodwill	343	—
Provision for credit losses	16,990	1,818
Deferred income tax provision	903	680
Equity-based compensation expense	2,378	566
Unrealized foreign currency (gain) loss	27	(143)
Gain on sale of assets	(557)	(6,579)
Fair value adjustment for private warrants liability of XBP Europe	(45)	—
Change in operating assets and liabilities
Accounts receivable	16,395	2,954
Prepaid expenses and other current assets	(3,961)	8,732
Accounts payable and accrued liabilities	22,501	23,667
Related party payables	3,360	668
Additions to outsource contract costs	(676)	(443)
Net cash used in operating activities	(12,218)	(37,972)
Cash flows from investing activities
Purchase of property, plant and equipment	(6,330)	(5,585)
Additions to internally developed software	(2,850)	(2,967)
Proceeds from sale of assets	3,414	29,811
Net cash (used in) provided by investing activities	(5,766)	21,259
Cash flows from financing activities
Proceeds from issuance of Common Stock from at the market offerings	—	69,260
Cash paid for equity issuance costs from at the market offerings	—	(2,232)
Payment for fractional shares on reverse stock split	—	(31)
Borrowings under factoring arrangement and Securitization Facility	496	87,653
Principal repayment on borrowings under factoring arrangement and Securitization Facility	(511)	(90,358)
Cash paid for debt issuance costs	(1,093)	(8,273)
Principal payments on finance lease obligations	(5,765)	(3,477)
Borrowings from BRCC revolver	—	9,600
Proceeds from issuance of April 2026 Notes	500	—
Borrowings from other loans	38,038	21,843	(1)
Cash paid for debt repurchases	—	(11,858)
Proceeds from Senior Secured Term Loan	—	40,000
Proceeds from Second Lien Note	—	31,500
Repayment of Second Lien Note	(4,000)	—
Borrowing under BR Exar AR Facility	45,424	20,000	(1)
Repayments under BR Exar AR Facility	(37,522)	(23,214)	(1)
Repayment of BRCC term loan	—	(48,529)
Principal repayments on senior secured term loans, BRCC revolver and other loans	(39,270)	(74,691)	(1)
Net cash (used in) provided by financing activities	(3,703)	17,193
Effect of exchange rates on cash, restricted cash, cash equivalents, and cash included in assets of disposal group held for sale	148	(53)
Net (decrease) increase in cash, restricted cash, cash equivalents, and cash included in assets of disposal group held for sale	(21,539)	427
Cash, restricted cash, cash equivalents, and cash included in assets of disposal group held for sale
Beginning of period	67,153	45,067
End of period	$45,614	$45,494
Supplemental cash flow data:
Income tax payments, net of refunds received	$2,875	$3,369
Interest paid	71,985	80,156
Noncash investing and financing activities:
Assets acquired through right-of-use arrangements	$9,850	$405
Issuance of April 2026 Notes in exchange of July 2026 Notes	—	764,800
Issuance of April 2026 Notes in exchange of 2023 term loan	—	2,963
Accrued PIK interest paid through issuance of PIK Notes	47,356	44,146
Waiver and consent fee payable added to outstanding balance of Senior Secured Term Loan	1,000	—
Promissory note issued for assets acquisition	2,371	—
Accrued capital expenditures	23	1,778

(1)	Exela restated the condensed consolidated statement of cash flows for the nine months ended September 30, 2023 by reclassifying borrowing and repayments under the BR Exar AR Facility as separate line items. The borrowing and repayments under the BR Exar AR Facility were previously included in borrowings from other loans and principal repayments on senior secured term loans and other loans under cash flow from financing activities. Interest on the BR Exar AR Facility which was previously included in principal repayments on senior secured term loans and other loans under cash flow from financing activities is restated by reclassification as cash flow from operating activities.

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

In performing this evaluation, the Company concluded that the following conditions raise substantial doubt about its ability to continue as a going concern:

●	a history of net losses, including net losses of $77.4 million for the nine months ended September 30, 2024;
●	net operating cash outflow of $12.2 million for the nine months ended September 30, 2024;
●	a working capital deficit of $262.8 million as of September 30, 2024;
●	an accumulated deficit of $2,158.7 million as of September 30, 2024;
●	delisting of the Company’s common stock by Nasdaq on November 8, 2024;
●	an obligation to make an interest payment due January 15, 2025 on the April 2026 Notes in the amount of approximately $50 million; and
●	other current debt maturities of approximately $51 million within the next twelve months.

The Company’ plans with respect to this uncertainty include the following actions to improve its available cash balances, liquidity or cash generated from operations:

●	completing the process of executing on identified cost savings for fiscal year 2024 and beyond; and
●	obtaining new financing capital and/ or the refinancing or restructuring of existing debt facilities.

However, the Company’s ability to execute its operational plans is uncertain and its ability to obtain additional financing in the debt and equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance and investor sentiment with respect to the Company and its industry. Should the Company be unable to execute on its plans it may need to consider restructuring. Due to the uncertainty associated with Management’s plans, the Company has determined that substantial doubt regarding its ability to continue as a going concern exists as of September 30, 2024. The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As such, the condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

As the Company experienced net losses for the periods presented, the impact of the Company’s Series A Perpetual Convertible Preferred Stock (“Series A Preferred Stock”) and Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”), was calculated using the if-converted method. As of September 30, 2024, the outstanding shares of the Company’s Series A Preferred Stock and Series B Preferred Stock, if converted would have resulted in an additional 434 shares and 17,066 shares of the Company’s Common Stock outstanding, respectively, however, they were not included in the computation of diluted loss per share as their effects were anti-dilutive (i.e., if included, would reduce the net loss per share).

Similarly, the Company also did not include the effect of 1,978 and 2,433 shares of Common Stock issuable upon exercise of 7,913,637 and 9,731,819 outstanding warrants as of September 30, 2024 and 2023, respectively, sold in a private placement of securities on March 18, 2021 or the effect of the aggregate number of shares issuable pursuant to outstanding restricted stock units, performance units and options (1,360 and 2,471 as of September 30, 2024 and 2023, respectively) in the calculation of diluted loss per share for the three and nine months ended September 30, 2024 and 2023, because their effects were also anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders (A)	$(26,388)	$(25,298)	$(81,530)	$(105,865)
Weighted average common shares outstanding – basic and diluted (B)	6,365,363	6,365,353	6,365,358	5,854,840
Loss Per Share:
Basic and diluted (A/B)	$(4.15)	$(3.97)	$(12.81)	$(18.08)

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

Following the closing of the transaction on November 29, 2023, the Company’s European business operates as XBP Europe, and the Company owns 72.3% of the outstanding capital stock of XBP Europe as of September 30, 2024. The noncontrolling stockholders' proportionate share of stockholder’s deficit in XBP Europe of $5.8 million and $3.3 million, as of September 30, 2024 and December 31, 2023, respectively, is reflected as noncontrolling interest in XBP Europe in the accompanying condensed consolidated balance sheets. Beginning on November 30, 2023, XBP Europe shares and warrants started trading on the Nasdaq Stock Market under the ticker symbols “XBP” and “XBPEW,” respectively.

Sale of Non-core Assets

On June 8, 2023, the Company completed the sale of its high-speed scanner business, which was a part of its ITPS segment (as defined in Note 3 – Significant Accounting Policies), for a purchase price of approximately $30.1 million. The sale of the high-speed scanner business does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. As a result of this transaction, the Company disposed of $16.5 million of goodwill based on the relative fair value of the high-speed scanner business to the total fair value of the ITPS reporting unit. This transaction resulted in a total pre-tax gain of $7.2 million included in selling, general and administrative expenses (exclusive of depreciation and amortization) in the condensed consolidated statements of operations for the nine months ended September 30, 2023. Per the terms of the sales agreement, the Company may receive additional cash consideration (“Contingent Consideration”) upon the future occurrence of certain earn-out events described in the sales agreement. The Contingent Consideration, if any, will be recognized in the period the earn-out event occurs, and the Contingent Consideration is realizable.

Held for Sale

The Company classifies assets as held-for-sale (“disposal group”) in the period when all of the relevant criteria to be classified as held for sale are met. These criteria include management’s commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets held for sale are reported at the lower of their carrying value or estimated fair value less cost to sell. The fair values of disposal groups are estimated using accepted valuation techniques, including indicative listing prices. The Company considers historical experience, guidance received from third parties, and all information available at the time the estimates are made to derive fair value. Any loss resulting from the measurement is recognized in the period when the held for sale criteria are met. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group. Assets held-for-sale are not amortized or depreciated.

As of September 30, 2024, certain on-demand printing operations of XBP Europe met the criteria for classification as held for sale and accordingly, was measured at carrying value since its carrying value was lesser than its estimated fair value less costs to sell. The Company recorded an goodwill impairment charge of $0.3 million relating to the disposal group in impairment of goodwill in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024. The Company determined that the disposal group has not met the criteria to be disclosed as discontinued operations as it does not represent a significant strategic shift that will have a major effect on the Company’s operations and financial results. Assets and liabilities are presented in Assets of disposal group held for sale and liabilities of disposal group held for sale, respectively, in the condensed consolidated balance sheet as of September 30, 2024.

As of September 30, 2024, the assets and liabilities of the disposable group are classified as current in the Company’s condensed consolidated balance sheets, as it is probable that the sale will occur within one year. The following table presents the major classes of assets and liabilities that were classified as held for sale in the condensed consolidated balance sheet as of September 30, 2024:

September 30,
2024
ASSETS
Current assets
Cash and cash equivalents	$190
Accounts receivable, net of allowance for credit losses of $86	481
Inventories, net	582
Prepaid expenses and other current assets	697
Property, plant and equipment, net of accumulated depreciation of $3,593	855
Operating lease right-of-use assets, net	1,392
Total assets of disposal group held for sale	$4,197

LIABILITIES
Current liabilities
Accounts payable	$802
Accrued liabilities	1,463
Accrued compensation and benefits	356
Customer deposits	162
Current portion of finance lease liabilities	353
Current portion of operating lease liabilities	1,393
Total liabilities of disposal group held for sale	$4,529

Abandonment of Potential Spin-off

On July 1, 2024, the Company had announced that its Board had authorized the Company to consider a spin-off of its wholly-owned subsidiary Exela Technologies BPA, LLC (the holding company for the Company’s business process automation business which includes our HS and LLPS segments and part of our ITPS segment, and collectively with all of its subsidiaries, the “BPA Business”). However, this spin-off plan has now been abandoned by the Company.

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

In November 2024, the FASB issued ASC 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently assessing the impact this ASU will have on the consolidated financial statements and footnote disclosures.

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

Revenue Recognition

The Company accounts for revenue by first evaluating whether a performance obligation exists. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. All of the Company’s material sources of revenue are derived from contracts with customers, primarily relating to the provision of business and transaction processing services within each of the Company’s segments. The Company does not have any significant extended payment terms, as payment is received shortly after goods are delivered or services are provided.

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

Disaggregation of Revenues

The Company is organized into three segments: Information & Transaction Processing Solutions (“ITPS”), Healthcare Solutions (“HS”), and Legal & Loss Prevention Services (“LLPS”) (See Note 13 – Segment and Geographic Area Information). The following tables disaggregate revenue from contracts by segment and by geographic region for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024				2023
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$149,846	$58,780	$18,430	$227,056	$127,074	$62,090	$18,885	$208,049
EMEA	37,228	—	—	37,228	40,035	—	—	40,035
Other	4,884	—	—	4,884	5,041	—	—	5,041
Total	$191,958	$58,780	$18,430	$269,168	$172,150	$62,090	$18,885	$253,125

	Nine Months Ended September 30,
	2024				2023
	ITPS	HS	LLPS	Total	ITPS	HS	LLPS	Total
U.S.A.	$396,234	$186,567	$62,127	$644,928	$410,598	$188,740	$60,095	$659,433
EMEA	113,306	—	—	113,306	125,107	—	—	125,107
Other	15,398	—	—	15,398	15,143	—	—	15,143
Total	$524,938	$186,567	$62,127	$773,632	$550,848	$188,740	$60,095	$799,683

Contract Balances

The following table presents contract assets, contract liabilities and contract costs recognized at September 30, 2024, December 31, 2023 and January 1, 2023:

	September 30,	December 31,	January 1,
	2024	2023	2023
Accounts receivable, net	$48,579	$76,893	$101,616
Deferred revenues	15,945	13,107	17,585
Customer deposits	19,063	23,838	16,955
Costs to obtain and fulfill a contract	1,324	1,400	1,674

The following table describes the changes in the allowance for expected credit losses for the nine months ended September 30, 2024 (all related to accounts receivables):

Balance at January 1, 2024 of the allowance for expected credit losses	$6,628
Provision for expected loss	16,990
Write-off charged against the allowance	(18,294)
Recoveries collected	(1,708)
Foreign currency exchange rate adjustment	19
Allowance for expected credit losses included in assets of disposal group held for sale	(86)
Balance at September 30, 2024 of the allowance for expected credit losses	$3,549

Accounts receivable, net includes $24.4 million and $23.9 million as of September 30, 2024 and December 31, 2023, respectively, representing amounts not yet billed to customers. The Company has accrued the unbilled receivables for work performed in accordance with the terms of contracts with customers.

Deferred revenues relate to payments received in advance of performance under a contract. A significant portion of this balance relates to maintenance contracts or other service contracts where the Company received payments for upfront conversions or implementation activities which do not transfer a service to the customer but rather are used in fulfilling the related performance obligations that transfer over time. The advance consideration received from customers is deferred over the contract term. The Company recognized revenue of $2.0 million and $9.7 million during the three and nine months ended September 30, 2024, respectively, that had been deferred as of December 31, 2023. The Company recognized revenue of $1.6 million and $16.4 million during the three and nine months ended September 30, 2023, respectively, that had been deferred as of January 1, 2023. The Company recognized revenue of $17.3 million during the year ended December 31, 2023 that had been deferred as of January 1, 2023.

Costs incurred to obtain and fulfill contracts are deferred and presented as part of intangible assets, net and expensed on a straight-line basis over the estimated benefit period. The Company recognized $0.2 million and $0.2 million of amortization for these costs for the three months ended September 30, 2024 and 2023, respectively, within depreciation and amortization expense in the Company’s condensed consolidated statements of operations. The Company recognized $0.7 million and $0.6 million of amortization for these costs for the nine months ended September 30, 2024 and 2023, respectively, within depreciation and amortization expense in the Company’s condensed consolidated statements of operations. These costs represent incremental external costs or certain specific internal costs that are directly related to the contract acquisition or fulfillment and can be separated into two principal categories: contract commissions and fulfillment costs. Applying the practical expedient in ASC 340-40-25-4, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred, if the amortization period would have been one year or less. These costs are included in selling, general and administrative expenses. The effect of applying this practical expedient was not material.

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

Transaction Price Allocated to the Remaining Performance Obligations

In accordance with optional exemptions available under GAAP, the Company does not disclose the value of unsatisfied performance obligations for (a) contracts with an original expected length of one year or less, and (b) contracts for which variable consideration relates entirely to an unsatisfied performance obligation, which comprise the majority of the Company’s contracts. The Company has certain non-cancellable contracts where the Company receives a fixed monthly fee in exchange for a series of distinct services that are substantially the same and have the same pattern of transfer over time, with the corresponding remaining performance obligations as of September 30, 2024 in each of the future periods below:

Estimated Remaining Fixed Consideration for Unsatisfied Performance Obligations

Remainder of 2024	$3,111
2025	9,320
2026	6,097
2027	3,454
2028	1,934
2029 and thereafter	120
Total	$24,036

4.     Intangible Assets and Goodwill

Intangible Assets

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consists of the following:

	September 30, 2024
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$505,005	$(396,600)	$108,405
Developed technology	88,553	(88,441)	112
Trade names (b)	5,300	—	5,300
Outsource contract costs	18,403	(17,079)	1,324
Internally developed software	58,738	(49,078)	9,660
Purchased software	26,749	(10,254)	16,495
Intangibles, net	$702,748	$(561,452)	$141,296

	December 31, 2023
	Gross Carrying	Accumulated	Intangible
	Amount (a)	Amortization	Asset, net
Customer relationships	$507,930	$(380,580)	$127,350
Developed technology	88,554	(88,085)	469
Patent	15	(14)	1
Trade names (b)	5,300	—	5,300
Outsource contract costs	17,734	(16,334)	1,400
Internally developed software	56,066	(43,499)	12,567
Purchased software	26,749	(8,916)	17,833
Intangibles, net	$702,348	$(537,428)	$164,920

(a)	Amounts include intangible assets acquired in business combinations and asset acquisitions.
(b)	The carrying amount of trade names for 2024 and 2023 is net of accumulated impairment losses of $44.1 million. Carrying amount of $5.3 million as at September 30, 2024 represents indefinite-lived intangible assets.

Aggregate amortization expense related to intangible assets was $8.2 million and $27.2 million for the three and nine months ended September 30, 2024, respectively. Aggregate amortization expense related to intangible assets was $9.5 million and $30.5 million for the three and nine months ended September 30, 2023, respectively.

Estimated intangibles amortization expense for the next five years and thereafter consists of the following:

Estimated
Amortization
Expense
Remainder of 2024	$7,702
2025	26,422
2026	21,577
2027	17,665
2028	13,737
2029 and thereafter	48,893
Total	$135,996

Goodwill

The Company’s operating segments are significant strategic business units that align its products and services with how it manages its business, approaches the markets and interacts with customers. The Company is organized into three segments: ITPS, HS, and LLPS (See Note 13 – Segment and Geographic Area Information).

Goodwill by reporting segment consists of the following:

	Balances as at January 1, 2024 (a)	Additions	Deletions		Impairments		Currency Translation Adjustments	Balances as at September 30, 2024 (a)
ITPS	$64,801	$—	$—		$(343)	(c)	$86	$64,544
HS	86,786	—	—		—		—	86,786
LLPS	18,865	—	—		—		—	18,865
Total	$170,452	$—	$—		$(343)		$86	$170,195

	Balances as at January 1, 2023 (a)	Additions	Deletions		Impairments		Currency Translation Adjustments	Balances as at December 31, 2023 (a)
ITPS	$81,151	$—	$(16,500)	(b)	$—		$150	$64,801
HS	86,786	—	—		—		—	86,786
LLPS	18,865	—	—		—		—	18,865
Total	$186,802	$—	$(16,500)		$—		$150	$170,452

(a)	The goodwill amount for all periods presented is net of accumulated impairment amounts. Accumulated impairment relating to ITPS was $488.0 million and $487.7 million as at September 30, 2024 and December 31, 2023, respectively. Accumulated impairment relating to LLPS was $243.4 million as at September 30, 2024 and December 31, 2023.
(b)	The deletion in goodwill is due to derecognition of allocated goodwill on sale of the high-speed scanner business in the second quarter of 2023. Refer to Note 1—General.
(c)	The impairment in goodwill is due to held for sale classification as discussed in Note 1 above in the third quarter of 2024. Refer to Note 1—General.

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

On July 11, 2023, the Issuers, certain guarantors and U.S. Bank Trust Company, National Association, as trustee, entered into an indenture (the “April 2026 Notes Indenture”) governing the 11.5% First-Priority Senior Secured Notes scheduled to mature April 15, 2026 (the “April 2026 Notes”), and the Issuers issued approximately $764.8 million aggregate principal amount of the April 2026 Notes as consideration for the exchange of $956.0 million aggregate principal amount of the Issuers’ existing July 2026 Notes pursuant to a public exchange offer (the “2023 Exchange”), which was equivalent to issuing $800 of the April 2026 Notes per $1,000 principal amount of the existing July 2026 Notes. The Company performed an assessment of the 2023 Exchange and determined that it met the criteria to be accounted for as a troubled debt restructuring under GAAP. The undiscounted cash flows associated with the April 2026 Notes issued were compared to the carrying value of the exchanged July 2026 Notes and since the undiscounted cash flows of the April 2026 Notes exceeded the carrying value of the exchanged July 2026 Notes, the carrying value of the April 2026 Notes was established at the carrying value of the exchanged July 2026 Notes and the Company established new effective interest rates based on the carrying value of the exchanged July 2026 Notes prior to the 2023 Exchange. The difference between the principal amount of the issued April 2026 Notes and their carrying value was recorded as a premium and is included in long-term debt on the Company’s condensed consolidated balance sheets. The Company recorded a premium of $142.3 million on the notes exchange, which will be reduced as contractual interest payments are made on the April 2026 Notes.

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

As a result of the 2023 Exchange and periodic repurchases, $24.0 million aggregate principal amount of the July 2026 Notes maturing July 15, 2026 remained outstanding as of September 30, 2024.

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

On July 15, 2023, the Company issued $44.1 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest that would otherwise have been due to holders of the July 2026 Notes that participated in the Public Exchange on July 15, 2023. On January 15, 2024, the Company issued $23.3 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest due on January 15, 2024 in respect of the April 2026 Notes. On July 15, 2024, the Company issued $24.0 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest due on July 15, 2024 in respect of the April 2026 Notes. On September 30, 2024, the Company, through one of its subsidiaries, sold $3.0 million face value of April 2026 Notes for a net sale consideration of $0.5 million to affiliates of the Executive Chairman (see note 12). $862.3 million aggregate principal amount of the April 2026 Notes remained outstanding as of September 30, 2024.

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

2023 Term loan

As a result of certain private exchanges, repurchases and periodic principal repayments, $48.4 million aggregate principal amount of the term loans outstanding under its credit agreement (“2023 Term Loan”) were outstanding as of July 11, 2023, the date the Company fully repaid and discharged the remaining outstanding balance of the 2023 Term Loans by making a cash payment of $44.8 million and by issuance of $3.0 million principal amount of Senior Secured April 2026 Notes. The Company recorded $0.6 million debt extinguishment gain on repayment of the 2023 Term Loans under ASC 470-50 and reported within debt modification and extinguishment costs (gain), net within the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023. There were no amounts outstanding under the 2023 Term Loan as of September 30, 2024.

Repurchases

In July 2021 the Company commenced a debt buyback program to repurchase senior secured indebtedness, which is ongoing. During the three and nine months ended September 30, 2024, the Company repurchased $4.0 million principal amount of the Second Lien Note (as defined below) for a net cash consideration of $4.0 million. The loss on early extinguishment of debt during the three and nine months ended September 30, 2024 totaled $0.3 million and is inclusive of $0.3 million write off of debt issuance costs.

During the nine months ended September 30, 2023, the Company repurchased $13.8 million principal amount of the Issuers’ 10.0% First Priority Senior Secured Notes due 2023 (“2023 Notes”) for a net cash consideration of $4.4 million. The gain on early extinguishment of debt during the nine months ended September 30, 2023 totaled $9.9 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs, respectively. During the nine months ended September 30, 2023, the Company repurchased $15.1 million principal amount of the 2023 Term Loan for net cash consideration of $8.0 million. The gain on early extinguishment of debt during the nine months ended September 30, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs, respectively. Gain or loss on the early extinguishment of debt is reported within debt modification and extinguishment costs (gain), net within the Company’s condensed consolidated statements of operations.

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

The BRCC Facility matured on June 10, 2023. As of December 31, 2023, the Company had fully repaid the outstanding balance under the BRCC Term Loan. During the nine months ended September 30, 2024, the Company repaid $14.0 million of outstanding principal amount under the BRCC Revolver. As of September 30, 2024, there remained borrowings of $5.9 million outstanding under the BRCC Revolver. The outstanding principal amount under the

BRCC Revolver is payable in two (2) monthly installments of $2.0 million in November 2024 and December 2024, with the remaining outstanding principal balance of $1.9 million payable on January 31, 2025.

Senior Secured Term Loan

On July 11, 2023, Exela Intermediate LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company, entered into a financing agreement with certain lenders and Blue Torch Finance LLC, as administrative agent, pursuant to which the lenders extended a $40.0 million term loan (“Senior Secured Term Loan”). On the same date, the Company used proceeds of this term loan to repay a corresponding amount of its existing debt. On January 12, 2024, $1.0 million of certain waiver and consent fees payable by subsidiaries of the Company under the term of Senior Secured Term Loan were added to outstanding balance of the Senior Secured Term Loan.

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

As of September 30, 2024, there were borrowings of $39.0 million outstanding under the Senior Secured Term Loan. The outstanding principal amount of the Senior Secured Term Loan shall be repaid in seven (7) equal quarterly installments of $0.5 million commencing December 31, 2024, with the remaining outstanding principal amount of $35.5 million payable at maturity along with accrued and unpaid interest. The maturity date of the Senior Secured Term Loan is January 14, 2026.

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

The Senior Secured Term Loan contains customary events of default, cross-default provisions, affirmative and negative covenants, including limitation on the Company’s and certain of its subsidiaries’ ability to create, incur or allow certain liens; enter into sale and lease-back transactions; make any restricted payments; undergo fundamental changes, as well as certain financial covenants. The cross-default provisions are triggered if the parent, borrower, affiliates, or significant subsidiaries defaults on any debt that is greater than $25 million if the effect of such default or event is to (i) accelerate, or to permit the acceleration of, the maturity of such indebtedness; (ii) allow such indebtedness to be declared due and payable or (iii) required such indebtedness to be prepaid (other than by a regularly scheduled required prepayment) or redeemed, in each case, prior to the stated maturity thereof. The Company was in compliance with all financial covenants as of September 30, 2024.

Securitization Facility

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (as amended, the “Amended Receivables Purchase Agreement”) under an existing $150.0 million securitization facility (the “Securitization Facility”) among certain of the Company’s subsidiaries, Exela Receivables 3, LLC (the “Securitization Borrower”), Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE,” and together with the Securitization Borrower, the “SPEs”) and certain global financial institutions (the “Purchasers”). The Amended Receivables Purchase Agreement extended the term of the Securitization Facility such that the SPEs may sell certain accounts receivable to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable, because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company, the operating subsidiaries of the Company that agreed to sell receivables in connection with the Securitization Facility (the “Securitization Originators”), or any other relevant subsidiaries.

The sales of accounts receivable under the Amended Receivables Purchase Agreement are transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s condensed consolidated balance sheet. The Company de-recognized $522.7 million of accounts receivable under this agreement during the year ended December 31, 2023. The amount remitted to the Purchasers during fiscal year 2023 was $507.6 million. The Company de-recognized $126.5 million and $377.1 million of accounts receivable under this agreement during the three and nine months ended September 30, 2024, respectively. The Company de-recognized $119.3 million and $382.2 million of accounts receivable under this agreement during the three and nine months ended September 30, 2023, respectively. The amount remitted to the Purchasers during the three and nine months ended September 30, 2024 was $127.7 million and $377.0 million, respectively. The amount remitted to the Purchasers during the three and nine months ended September 30, 2023 was $119.0 and $385.5 million, respectively. Unsold accounts receivable of $29.0 million and $41.2 million were pledged by the SPEs as collateral to the Purchasers as of September 30, 2024 and December 31, 2023, respectively. These pledged accounts receivables are included in accounts receivable, net in the condensed consolidated balance sheets. The program resulted in a pre-tax loss of $2.4 million and $6.7 million for the three and nine months ended September 30, 2024, respectively. The program resulted in a pre-tax loss of $2.0 million and $5.9 million for the three and nine months ended September 30, 2023, respectively.

The fair value of the sold accounts receivable approximated their book value due to their short-term nature. Sold accounts receivable are presented as a change in receivables within operating activities in the condensed consolidated statements of cash flows.

BR Exar AR Facility

On February 12, 2024, certain of the Company’s subsidiaries entered into a receivables purchase agreement with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC (as subsequently amended on February 29, 2024, March 29, 2024, March 31, 2024, April 24, 2024, May 24, 2024, June 25, 2024, July 29, 2024, August 13, 2024, August 30, 2024 and September 27, 2024 the “BR Exar AR Facility”). The Company received an aggregate of $45.0 million, net of legal and other fees of $0.4 million, under the BR Exar AR Facility. Under the terms of the BR Exar AR Facility, certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $50.0 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected $41.3 million under the BR Exar AR Facility during the period from February 2024 to September 2024. As of September 30, 2024, there was a $8.7 million outstanding balance under the BR Exar AR Facility.

Under the BR Exar AR Facility, transfers of accounts receivable from certain of the Company’s subsidiaries are treated as secured borrowings under ASC 860, Transfers and Servicing and are not accounted for as a reduction in accounts receivable because the agreements do not transfer effective control over and risk related to the accounts receivable to BREL. Accordingly, the Company treated total of $0.4 million of legal fee and other expense incurred under the BR Exar AR Facility as debt issuances cost and $4.5 million of difference between the net proceeds received by the Company and total amount collected by BREL under the BR Exar AR Facility as original issue discount. Debt issuance cost and original issue discount relating to the BR Exar AR Facility are included in interest expense, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

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

As of September 30, 2024, after repurchases (discussed above), there were borrowings of $27.5 million outstanding under the Second Lien Note payable at maturity.

Long-Term Debt Outstanding

As of September 30, 2024 and December 31, 2023, the following long-term debt instruments were outstanding:

	September 30,	December 31,
	2024	2023
Other (a)	$37,865	$21,101
Secured borrowings under BR Exar AR Facility (b)	7,857	—
Senior secured term loan maturing January 14, 2026 (c)	37,177	37,921
July 2026 Notes maturing July 15, 2026 (d)	23,091	22,788
April 2026 Notes maturing April 15, 2026 (e)	941,524	931,293
Secured borrowings under BRCC Facility matured on June 10, 2023	5,896	19,898
Second lien note maturing June 17, 2025 (f)	25,846	27,608
Total debt	1,079,256	1,060,609
Less: Current portion of long-term debt	(51,184)	(30,029)
Long-term debt, net of current maturities	$1,028,072	$1,030,580

(a)	Other debt represents outstanding loan balances associated with various hardware and software purchases, and maintenance and leasehold improvements, along with other loans and receivables factoring arrangements entered into by subsidiaries of the Company. Other debt includes $17.3 million and $12.8 million of outstanding balances under certain revolving credit facilities of XBP Europe as of September 30, 2024 and December 31, 2023, respectively, and $14.1 million and $3.8 million of outstanding term loans of XBP Europe as of September 30, 2024 and December 31, 2023, respectively.
(b)	Net of unamortized net original issue discount of $0.8 million and less than $0.1 million of debt issuance as of September 30, 2024.
(c)	Net of unamortized debt issuance costs of $1.1 million and net original issue discount of $0.7 million as of September 30, 2024; and unamortized net original issue discount of $1.6 million as of December 31, 2023.
(d)	Net of unamortized net original issue discount of $0.7 million and debt issuance costs of $0.2 million as of September 30, 2024; and unamortized net original issue discount of $0.9 million and debt issuance costs of $0.2 million as of December 31, 2023.
(e)	Inclusive of unamortized net debt exchange premium of $79.3 million and $119.4 million as of September 30, 2024 and December 31, 2023, respectively.
(f)	Net of unamortized debt issuance costs of $1.7 million and $3.9 million as of September 30, 2024 and December 31, 2023, respectively.

6.     Income Taxes

The Company applies an estimated annual effective tax rate (“ETR”) approach for calculating a tax provision for interim periods, as required under GAAP. The Company recorded an income tax expense of $4.8 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively. The Company recorded an income tax expense of $9.9 million and $7.0 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company expects U.S. consolidated taxable income for the year ended December 31, 2024, primarily due to inability to deduct most interest expense in accordance with Internal Revenue Code (IRC) Section 163(j). Since the enactment of IRC 163(j), the Company has been able to claim net operating loss deductions to eliminate U.S. consolidated tax liabilities. On July 11, 2023, a supplemental indenture was entered into with respect to the July 2026 Notes, which generated significant cancellation of indebtedness income (CODI) for tax purposes, most of which was excluded from taxable income. Under the provisions of IRC Section 108, on January 1, 2024 the Company reduced tax attributes, including all its Exela U.S. consolidated net operating loss carryforwards and tax credits. Accordingly, in 2024 the Company will generate current U.S consolidated tax liabilities, which is reflected in the income tax expense for the three and nine months ended September 30, 2024.

The Company's ETR of (23.6)% and (14.7)% for the three and nine months ended September 30, 2024 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current tax expense, foreign operations, remeasurement of existing uncertain tax positions, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards under the provisions of The Tax Cuts and Jobs Act (“TCJA”).

For the three and nine months ended September 30, 2023, the Company's ETR of (8.5)% and (7.6)% differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current tax expense, foreign operations, and valuation allowances, including valuation allowances on a portion of the Company’s deferred tax assets on U.S. disallowed interest expense carryforwards under the provisions of the TCJA.

During the nine months ended September 30, 2024, the Company’s liability for unrecognized tax benefits (including interest and penalty) increased by $2.9 million due to remeasurement of existing uncertain tax positions in Germany and Canada.

The Organization for Economic Co-operation and Development reached agreement on Pillar Two Model Rules (“Pillar Two”) to implement a minimum 15.0% tax rate on certain multinational companies. Participating countries are in various stages of proposing and enacting tax laws to implement the Pillar Two framework. We determined these rules did not have a material impact on our taxes for the nine months ended September 30, 2024 and will continue to evaluate the impact of these proposals and legislative changes as new guidance emerges.

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

Tax Effect on Accumulated Other Comprehensive Loss

As of September 30, 2024 and December 31, 2023 the Company recorded actuarial gain of $0.7 million and actuarial losses of $0.2 million in accumulated other comprehensive loss on the condensed consolidated balance sheets, respectively, which is net of a deferred tax benefit of $2.0 million for each period.

Pension Expense

The components of the net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service cost	$9	$10	$28	$30
Interest cost	761	766	2,243	2,275
Expected return on plan assets	(748)	(682)	(2,203)	(2,025)
Amortization:
Amortization of prior service cost	—	89	—	266
Amortization of net loss	313	395	925	1,171
Net periodic benefit cost	$335	$578	$993	$1,717

The Company records pension interest cost within interest expense, net. Expected return on plan assets, amortization of prior service costs, and amortization of net losses are recorded within other expense (income), net. Service cost is recorded within cost of revenue.

Employer Contributions

The Company’s funding of employer contributions is based on governmental requirements and differs from those methods used to recognize pension expense. The Company made contributions of $1.3 million and $1.9 million to its pension plans during the nine months ended September 30, 2024 and 2023, respectively. The Company has plans to fund the pension plans with the required contributions for 2024 based on current plan provisions.

8.     Commitments and Contingencies

Contract Claim

On October 24, 2018, HOV Services, Inc., a subsidiary of the Company (“HOV Services”), filed a lawsuit against ASG Technologies Group, Inc. (“ASG”) that sought to terminate the renewal of licensing agreement between the parties. HOV Services alleged that the licensing agreement was renewed under duress and brought claims against ASG under the Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., the Stored Communications Act, 18 U.S.C. § 2701 et seq., and various common law doctrines. ASG subsequently brought counterclaims asserting breach of contract and other allegations. On February 27, 2024, a judge granted ASG’s motion for directed verdict on its breach of contract claim and awarded ASG $2.5 million in damages plus interest. On February 29, 2024, the jury found in favor of ASG on all remaining claims and awarded ASG damages in the amount of approximately $0.7 million plus interest, for a total award of approximately $4.7 million in the case. As of September 30, 2024 and December 31, 2023, the Company accrued $4.7 million for this matter included in accrued liabilities on the condensed consolidated balance sheets, but has not discharged the amount due under this case.

Business Interruption Insurance Claim

During the second half of 2022, the Company experienced a network security incident (the “2022 Network Outage”) impacting certain of the Company’s operational and information technology systems. As a result of the 2022 Network Outage, the Company experienced lost revenue and incurred certain incremental costs. On August 29, 2023, the Company submitted a claim to its insurers for $44.6 million in covered losses related to the 2022 Network Outage (the “August 2023 Claim”). During the year 2023, the Company received insurance proceeds of $10.8 million in respect of business interruption claims from its underlying and first excess carriers. On April 17, 2024, the Company commenced an action (the “Insurance Lawsuit”) against two excess-layer insurers (collectively, the “Second Excess Insurers”) seeking a declaratory judgment and alleging breach of contract and bad faith for failing to pay out their share of losses connected to the August 2023 Claim. On August 9, 2024, the Company settled its claim against one of the Second Excess Insurers for $3.6 million, and on October 15, 2024, the Company settled its claim against the other Second Excess Insurers for $3.6 million (less amounts already paid). The Company recorded insurance claims settlement proceeds of $3.6 million within selling, general and administrative expenses (exclusive of depreciation and amortization) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and included in net cash provided by operating activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2024. On October 8, 2024, the Company moved to amend the complaint (the “Amended Complaint”) to add two additional excess-layer insurers to the Insurance Lawsuit. The Amended Complaint was filed on October 24, 2024. At this time, it is not practicable to render an opinion regarding the outcome of this matter; however, the Company believes it has meritorious claims and plans to vigorously assert them.

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

9.   Fair Value Measurement

Assets and Liabilities Measured at Fair Value

The carrying amount of assets and liabilities including current portion of other debt approximated their fair value as of September 30, 2024 and December 31, 2023, due to the relative short maturity of these instruments. Management estimates the fair values of the July 2026 Notes and the April 2026 Notes at approximately 20.0% and 15.0%, respectively, of the respective principal balances outstanding as of September 30, 2024. Management estimated the fair values of the July 2026 Notes and the April 2026 Notes at approximately 24.0% and 16.5%, respectively, of the respective principal balance outstanding as of December 31, 2023. The fair values of secured borrowings under the Company’s securitization facility, BRCC Facility, Second Lien Note and Senior Secured Term Loan are equal to the respective carrying values. Other debt represents the Company’s outstanding loan balances associated with various hardware, software purchases, maintenance and leasehold improvements along with loans and receivables factoring arrangement entered into by subsidiaries of the Company and as such, the cost incurred would approximate fair value. Property and equipment, intangible assets, capital lease obligations, and goodwill are not required to be re-measured to fair value on a recurring basis. These assets are evaluated for impairment if certain triggering events occur. If such evaluation indicates that impairment exists, the respective asset is written down to its fair value.

The Company determined the fair value of its long-term debt and current portion of long-term debts using Level 2 inputs, including any recent issuance of the debt, the Company’s credit rating, and the current market rate.

The Company determined the fair value of private warrants liability of XBP Europe included in the other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 under Level 3 fair value measurement using the Black-Scholes option pricing model.

The following table provides the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2024 and December 31, 2023:

	Carrying	Fair	Fair Value Measurements
As of September 30, 2024	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,028,072	$197,585	$—	$197,585	$—
Current portion of long-term debts	51,184	51,184	—	51,184	—
Private warrants liability of XBP Europe	5	5	—	—	5

	Carrying	Fair	Fair Value Measurements
As of December 31, 2023	Amount	Value	Level 1	Level 2	Level 3
Recurring assets and liabilities:
Long-term debt	$1,030,580	$216,213	$—	$216,213	$—
Current portion of long-term debts	30,029	30,029	—	30,029	—
Private warrants liability of XBP Europe	50	50	—	—	50

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

The following table reconciles the beginning and ending balances of net assets and liabilities classified as Level 3 for which a reconciliation is required:

	September 30,	December 31,
	2024	2023
Balance at beginning of period	$50	$647
Reduction in the fair value of the private warrants liability of XBP Europe	(45)	(597)
Balance at end of period	$5	$50

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

Exela 2024 Stock Incentive Plan

On June 13, 2024, Exela’s 2024 Stock Incentive Plan (the “2024 Plan”) became effective. Under the 2024 Plan, subject to adjustment for certain changes in capitalization or other corporate events, Exela is authorized to issue up to

500,000 shares of Common Stock pursuant to equity-based awards, which may be granted to eligible participants in furtherance of Exela’s broader compensation strategy and philosophy. Awards granted under the 2024 Plan will be granted upon terms approved by Exela’s Compensation Committee and set forth in an award agreement or other evidence of an award. As of September 30, 2024, there were no awards and no shares of Common Stock issued under the 2024 Plan.

Restricted Stock Unit granted under the 2018 Plan

Restricted stock unit awards generally vest ratably over a one to two year period. Restricted stock units are subject to forfeiture if employment or service terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the 2018 Plan for the nine months ended September 30, 2024 is summarized in the following table:

Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Outstanding Balance as of December 31, 2023	8	$6,600.00	—
Granted	—	—
Forfeited	—	—
Vested	(8)	6,600.00
Outstanding Balance as of September 30, 2024	—	$—	—

Options granted under the 2018 Plan

Under the 2018 Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire 10 years from the grant date. Options granted under the 2018 Plan generally require no less than a two or four year ratable vesting period. Stock option activity for the nine months ended September 30, 2024 is summarized in the following table:

				Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period
	Outstanding	Date Fair Value	Exercise Price	(Years)
Outstanding Balance as of December 31, 2023	313	$22,224	$46,485	0.02
Granted	—	—
Exercised	—	—
Forfeited	(16)	15,722
Expired	—	—
Outstanding Balance as of September 30, 2024 (1)	297	$22,579	$47,157	—

(1)	297 of the outstanding options are exercisable as of September 30, 2024. Exercise prices of all of the outstanding options as of September 30, 2024 were higher than the market price of the shares of the Company. Therefore, aggregate intrinsic value was zero.

As of September 30, 2024, there was no unrecognized compensation expense related to non-vested stock option awards under the 2018 Plan. Stock-based compensation expense is recorded within selling, general, and administrative expenses. The Company recorded net reversal of compensation expense of less than $0.1 million due to forfeiture of options and recorded compensation expense of $0.9 million related to restricted stock unit awards and stock option awards under the 2018 Plan for the three and nine months ended September 30, 2024, respectively. The Company recorded compensation expenses of less than $0.1 million and net reversal of compensation expense of $0.1 million related to restricted stock unit awards and stock option awards under the 2018 Plan for the three and nine months ended September 30, 2023, respectively, due to forfeiture of options.

XBP Europe 2024 Stock Incentive Plan

On June 13, 2024, the stockholders of XBP Europe approved and adopted XBP Europe’s 2024 Stock Incentive Plan (the “XBP 2024 Equity Plan”) at XBP Europe’s 2024 Annual Meeting of Stockholders. Under the XBP 2024 Equity Plan, subject to adjustment for certain changes in capitalization or other corporate events, XBP Europe is authorized to issue up to 5,520,270 shares of common stock pursuant to equity-based awards, which may be granted to eligible participants in furtherance of XBP Europe’s broader compensation strategy and philosophy. Awards granted under the 2024 Equity Plan will be granted upon terms approved by XBP Europe’s Compensation Committee and set forth in an award agreement or other evidence of an award. As of September 30, 2024, there were no shares of XBP Europe’s common stock issued under the XBP 2024 Equity Plan. However, restricted stock unit and stock options were issued under the XBP 2024 Equity Plan.

Restricted Stock Unit granted under the XBP 2024 Equity Plan

Restricted stock unit awards generally vest ratably over a less than a year to three year period. Restricted stock units are subject to forfeiture if employment or service terminates prior to vesting and are expensed ratably over the vesting period.

A summary of restricted stock unit activities under the XBP 2024 Equity Plan for the nine months ended September 30, 2024 is summarized in the following table:

Average
		Weighted	Remaining
	Number	Average Grant	Contractual Life
	of Units	Date Fair Value	(Years)
Granted	3,325,329	$1.24
Forfeited	—	—
Vested	—	—
Outstanding Balance as of September 30, 2024	3,325,329	$1.24	2.44

Options granted under the XBP 2024 Equity Plan

Under the XBP 2024 Equity Plan, stock options are granted at a price per share not less than 100% of the fair market value per share of the underlying stock at the grant date. The vesting period for each option award is established on the grant date, and the options generally expire ten (10) years from the grant date. Stock options granted under the XBP 2024 Equity Plan generally require no less than a four (4) year ratable vesting period. Stock option activity for the nine months ended September 30, 2024 is summarized in the following table:

Average
		Weighted	Weighted	Remaining
		Average Grant	Average	Vesting Period
	Outstanding	Date Fair Value	Exercise Price	(Years)
Granted	95,000	$0.58	$
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding Balance as of September 30, 2024 (1)	95,000	$0.58	$1.31	3.58

(1)	None of the outstanding options are exercisable as of September 30, 2024. Exercise prices of all of the outstanding options as of September 30, 2024 were higher than the market price of the shares of XBP Europe. Therefore, aggregate intrinsic value was zero.

As of September 30, 2024, there was $3.3 million of total unrecognized compensation expense related to non-vested restricted stock unit awards and stock option awards issued by XBP Europe under the XBP 2024 Equity Plan, which will be recognized over the respective service period. Stock-based compensation expense is recorded within selling, general, and administrative expenses. The Company recorded total compensation expense of $0.7 million and $0.9 million related to restricted stock unit awards and stock option awards issued by XBP Europe under the XBP 2024 Equity Plan for the three and nine months ended September 30, 2024, respectively.

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

The following table summarizes the activity for the market performance restricted stock units for the nine months ended September 30, 2024:

			Remaining Service
		Weighted	Period Over
	Number	Average	Which Expected
	of Units	Fair Value	to be Recognized
Outstanding Balance as of December 31, 2023	2,125	$1,820	0.98
Granted	—	—
Forfeited	(1,062)	1,760
Vested	—	—
Outstanding Balance as of September 30, 2024	1,063	$1,880	0.73

As of September 30, 2024, there was approximately $0.3 million of unrecognized compensation expense related to non-vested performance unit awards, which will be recognized over the requisite service period. The Company recognized $0.1 million and $0.5 million of compensation expense associated with the performance unit award for the three and nine months ended September 30, 2024, respectively. The Company recorded total compensation expense of $0.2 million and $0.7 million associated with the performance unit award for the three and nine months ended September 30, 2023, respectively.

11.   Stockholders’ Equity

The following description summarizes the material terms and provisions of the securities that the Company has authorized.

Common Stock

The Company is authorized to issue 1,600,000,000 shares of Common Stock. Except as otherwise required by law or as otherwise provided in any certificate of designation for any series of preferred stock, the holders of the Company’s Common Stock and Tandem Preferred Stock (that provides a vote to holders of the Company’s Series B Preferred Stock, as described below) possess all voting power for the election of the Company’s board of directors (the “Board”) and all other matters requiring stockholder action and will at all times vote together as one class on all matters submitted to a vote of Exela stockholders. Holders of the Company’s Common Stock are entitled to one vote per share on matters to be voted on by stockholders. Holders of the Company’s Common Stock will be entitled to receive such dividends and other distributions, if any, as may be declared from time to time by the Board in its discretion out of funds legally available therefor and shall share equally on a per share basis in such dividends and distributions. The holders of the Common Stock have no conversion, preemptive or other subscription rights and there are no sinking fund or redemption provisions applicable to the Common Stock. As of September 30, 2024, there were 6,365,363 shares of Common Stock outstanding.

Share Buyback Program

On August 10, 2022, the Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company is permitted to repurchase up to 50,000 shares of Common Stock over the next two-year period. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares of Common Stock. No shares were repurchased under the 2022 Share Buyback Program during the nine months ended September 30, 2024 and 2023. As of September 30, 2024, the Company had repurchased and concurrently retired 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program.

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

Series A Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board. The Company has designated 2,800,000 shares of its authorized preferred stock as Series A Preferred Stock. The rights and preferences of the Series A Preferred Stock are defined in the Certificate of Designations, Preferences, Rights and Limitations of Series A Perpetual Convertible Preferred Stock of the Company, dated July 12, 2017 (the "Series A Certificate of Designations"). At September 30, 2024, the Company had 2,778,111 shares of Series A Preferred Stock outstanding. The par value of the Series A Preferred Stock is $0.0001 per share. Each share of Series A Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of Liquidation Preference per share as adjusted for accrued but unpaid dividends, as described below. As of September 30, 2024, after taking into account the effect of the Reverse Stock Split, each outstanding share of Series A Preferred Stock was convertible into 0.000156 shares of Common Stock using this conversion formula. Accordingly, as of September 30, 2024, 434 shares of Common Stock were issuable upon conversion of 2,778,111 shares of outstanding Series A Preferred Stock.

Holders of the Series A Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 10% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series A Liquidation Preference”) per share of Series A Preferred Stock, paid or accrued quarterly in arrears on the 15th day of each March, June, September and December. From the issue date through September 30, 2024, the amount of all accrued but unpaid dividends on the Series A Preferred Stock have been added to the Series A Liquidation Preference. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series A Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series A Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The aggregate Series A Liquidation Preference amount was $45.3 million as of September 30, 2024 (at $8 per share inclusive of accrued dividends as of such date as described below). The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series A Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation for the three and nine months ended September 30, 2024 was $1.1 million and $3.2 million, respectively, as reflected on the condensed consolidated statements of operations. The gross dividend accumulation for the three and nine months ended September 30, 2023 was $1.0 million and $2.9 million, respectively, as reflected on the condensed consolidated statements of operations. As of September 30, 2024, the total accumulated but unpaid dividends on the Series A Preferred Stock since inception on July 12, 2017 was $23.1 million. The per share average of cumulative preferred dividends for the three and nine months ended September 30, 2024 was $0.40 and $1.16, respectively. The per share average of cumulative preferred dividends for the three and nine months ended September 30, 2023 was $0.36 and $1.05, respectively.

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

Series B Preferred Stock and Tandem Preferred Stock

The Company has designated 8,100,000 shares of its authorized preferred stock as Series B Preferred Stock. The rights and preferences of the Series B Preferred Stock are defined in the Certificate of Designations, Preferences, Rights and Limitations of Series B Cumulative Convertible Perpetual Preferred Stock of the Company, dated March 10, 2022 (the "Series B Certificate of Designations"). At September 30, 2024, the Company had 3,029,900 shares of Series B Preferred Stock outstanding. The par value of the Series B Preferred Stock is $0.0001 per share. Each share of Series B Preferred Stock is convertible at the holder’s option, at any time into the number of shares of Common Stock determined as of the date of conversion using a certain conversion formula that takes into account the amount of liquidation preference per share as adjusted for accrued but unpaid dividends, as described below. As of September 30, 2024, after taking into account the effect of the Reverse Stock Split and payment of the accrued dividend, each outstanding share of Series B Preferred Stock was convertible into 0.00563 of one share of Common Stock using this conversion formula. Accordingly, as of September 30, 2024, 17,066 shares of Common Stock were issuable upon conversion of 3,029,900 shares of outstanding Series B Preferred Stock.

Holders of the Series B Preferred Stock are entitled to receive cumulative dividends at a rate per annum of 6% of the dollar amount of per share liquidation preference (plus accumulated but unpaid dividends, the “Series B Liquidation Preference”) per share of Series B Preferred Stock, paid or accrued quarterly in arrears on the last day of each of March, June, September and December. The Company shall add the amount of all accrued but unpaid dividends on each quarterly dividend payment date to the Series B Liquidation Preference, except to the extent the Company elects to make all or any portion of such payment in cash on or prior to the applicable dividend payment date, in which case, the amount of the accrued but unpaid dividends that is added to the Series B Liquidation Preference shall be reduced on a dollar-for-dollar basis by the amount of any such cash payment. The aggregate Series B Liquidation Preference was $85.3 million as of September 30, 2024 (at $25 per share inclusive of accrued dividends as of such date as described below). The Company is not required to make any payment or allowance for unpaid dividends, whether or not in arrears, on converted shares of Series B Preferred Stock or for dividends on the shares of Common Stock issued upon conversion of such shares. The gross dividend accumulation was $1.3 million and $3.7 million for the three and nine months ended September 30, 2024, respectively, as reflected on the condensed consolidated statements of operations. The gross dividend accumulation was $1.2 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, as reflected on the condensed consolidated statements of operations. As of September 30, 2024, the total accumulated but unpaid dividends on the Series B Preferred Stock since inception on March 23, 2022 was $9.6 million. The per share average of cumulative preferred dividends for the three and nine months ended September 30, 2024 was $0.42 and $1.23, respectively. The per share average of cumulative preferred dividends for the three and nine months ended September 30, 2023 was $0.39 and $1.16, respectively.

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

Special Voting Preferred Stock

On October 9, 2023, the Company entered into the Subscription, Voting and Redemption Agreement with GP-HGM LLC, an entity affiliated to the Executive Chairman of the Company, pursuant to which GP-HGM LLC purchased 1,000,000 shares of a new class of preferred stock designated as “Special Voting Stock” for an aggregate purchase price of $100 and agreed to vote all of the shares of Special Voting Stock at the annual meeting of stockholders, held on June 13, 2024 (the “Annual Meeting"), in proportion to the votes cast at the Annual Meeting. Each share of Special Voting Stock was entitled to 20,000 votes per share. The Special Voting Stock were deemed redeemed for an aggregate price of $100 on the first business day following the Annual Meeting. On July 26, 2024, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware retiring all previously redeemed shares of the Special Voting Preferred Stock. There were no Special Voting Stock outstanding as of September 30, 2024.

Warrants

At September 30, 2024, there were warrants outstanding to purchase 1,978 shares of the Company’s Common Stock, consisting of 7,913,637 warrants to purchase one-four thousandth of one share of Common Stock from the private placement that was completed in March 2021. Each private placement warrant entitles the holder to purchase one-four thousandth of one share of Common Stock, at an exercise price of $16,000.00 per share and will expire on September 19, 2026. The private placement warrants are not listed or traded as of September 30, 2024, and are not subject to mandatory redemption by the Company.

12.   Related-Party Transactions

Relationship with HandsOn Global Management

The Company incurred reimbursable travel expenses to HOVS LLC and HandsOn Fund 4 I, LLC (collectively, and together with certain of their affiliated entities managed by HandsOn Global Management LLC, including such entity, “HGM”) of $0 for each of the three months ended September 30, 2024 and 2023, and $0 and less than $0.1 million for the nine months ended September 30, 2024 and 2023, respectively. Par Chadha, the Company’s Executive Chairman, Matthew Brown, the Company’s Interim Chief Financial Officer, and Ron Cogburn, and James Reynolds, members of the Company’s board of directors, are or have been affiliated with HGM. The Company’s Executive Chairman, Par Chadha is currently affiliated with HGM. Messrs. Cogburn and Reynolds were affiliated with HGM until 2020, and Mr. Brown was affiliated with HGM until 2017.

Pursuant to a master agreement dated January 1, 2015 between Rule 14, LLC and a subsidiary of the Company, the Company incurs marketing fees to Rule 14, LLC, a portfolio company of HGM. Similarly, the Company is party to ten master agreements with entities affiliated with HGM’s managed funds, each of which were entered into during 2015 and 2016. Each master agreement provides the Company with use of certain technology and includes a reseller arrangement pursuant to which the Company is entitled to sell these services to third parties. Any revenue earned by the Company in such third-party sales is shared 75%/25% with each of HGM’s venture affiliates in favor of the Company. The brands Zuma, Athena, Peri, BancMate, Spring, Jet, Teletype, CourtQ and Rewardio are part of the HGM managed funds. The Company has the license to use and resell such brands, as described therein. The Company incurred fees relating to these agreements of $1.9 million and $2.2 million for the three months ended September 30, 2024 and 2023, respectively, and $6.0 million and $6.7 million for the nine months ended September 30, 2024 and 2023, respectively. The Company earned no revenue from third-party sales under the reseller arrangement for the three and nine months ended September 30, 2024 and 2023.

Certain operating companies lease their operating facilities from HOV RE, LLC and HOV Services Limited, which are affiliates under common control with HGM. The rental expense for these operating leases was less than $0.1 million for each of the three months ended September 30, 2024 and 2023, and $0.1 million for each of the nine months ended September 30, 2024 and 2023. In addition, HOV Services, Ltd. provides the Company data capture and technology services. The expense recognized for these services was approximately $0.7 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $1.8 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively. These expenses are included in cost of revenue in the condensed consolidated statements of operations.

Invoicing Support and Collection Services

On September 1, 2023, the Company, through one of its subsidiaries, entered into a Master Services Agreement (the “Master Services Agreement”) with Doctors of Waikiki LLP (the “DOW”), which is an affiliate under common control with HGM, where the Company could provide services under one or more statement(s) of work (each, a “SOW”) to DOW. Each SOW, together with the terms of the Master Services Agreement, shall be deemed a separate contract that is effective as of date set forth in the SOW. The Company, acting under the first statement of work (SOW-1), provides collection services to DOW to collect past-due medical debts from its patients and insurance companies for which the Company receives a commission of 15% for accounts assigned within one year of the service date and 25% for accounts assigned after one year. Under the second statement of work (SOW-2), the Company manages DOW's insurance billing and denial management for medical bills generated after patients receive treatment from DOW for which the Company invoices $2,000 per month for each full-time employee assigned to the project. For the three and nine months ended September 30, 2024, the Company has recognized $0 and less than $0.1 million of income, respectively, under these two SOWs.

Sale of April 2026 Notes

The Company, through one of its subsidiaries, entered into a Promissory Note Transfer Agreement (the “First Note Transfer Agreement”), effective as of September 30, 2024, with General Pacific LLC, which is an affiliate managed by HGM (“General Pacific”), where the Company could sell up to $17.9 million principal amount of the April 2026 Notes to General Pacific for up to $3.0 million in cash (the “First Note Transfer Purchase Price”). The Company and General Pacific each have the right to terminate the First Note Transfer Agreement, in whole or in part, on or before October 7, 2024. The Company received proceeds of $3.0 million from General Pacific on or prior to September 30, 2024. General Pacific ultimately purchased $3.0 million face value of April 2026 Notes for a net sale consideration of $0.5 million under the First Note Transfer Agreement on September 30, 2024. On October 7, 2024, the Company refunded $2.5 million of the First Note Transfer Purchase Price. The Company recorded the April 2026 Notes purchased in the net amount of $0.5 million in long-term debt, net of current maturities in condensed consolidated balance sheet as of September 30, 2024. The Company will amortize the debt discount of $2.5 million to interest expense from the date of transfer to maturity. In addition, the Company included the $2.5 million ultimately refunded to General Pacific in cash and cash equivalents and in related party payables in the condensed consolidated balance sheet as of September 30, 2024.

The Company, through one of its subsidiaries, entered into a Promissory Note Transfer Agreement (the “Second Note Transfer Agreement”), effective as of October 31, 2024,with General Pacific where the Company could sell up to $5.9 million principal amount of the April 2026 Notes to General Pacific for up to $1.0 million in cash (the “Second Note Transfer Purchase Price”). $0.8 million of the Second Note Transfer Purchase Price was provided by General Pacific on or prior to execution of the Second Note Transfer Agreement. On November 4, 2024, General Pacific elected to purchase $0 face value of April 2026 Notes for a net sale consideration of $0 under the Second Note Transfer Agreement and the Company refunded $0.8 million of the Second Note Transfer Purchase Price, such amount corresponding to the Second Note Transfer Purchase Price for the unpurchased portion of the April 2026 Notes available for sale under the Second Note Transfer Agreement, back to General Pacific.

Payable and Receivable/Prepaid Balances with Affiliates

Payable and receivable/prepaid balances with affiliates as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
	Receivables and Prepaid Expenses	Payables	Receivables and Prepaid Expenses	Payables
HOV Services, Ltd	$—	$179	$296	$—
Rule 14	—	2,346	—	1,918
HGM	160	—	—	9
General Pacific LLC	—	2,500	—	—
DOW	—	137	—	11
	$160	$5,162	$296	$1,938

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

	Three months ended September 30, 2024
	ITPS	HS	LLPS	Total
Revenue	$191,958	$58,780	$18,430	$269,168
Cost of revenue (exclusive of depreciation and amortization)	160,053	42,052	12,802	214,907
Segment profit	31,905	16,728	5,628	54,261
Selling, general and administrative expenses (exclusive of depreciation and amortization)				35,088
Depreciation and amortization				13,039
Impairment of goodwill				343
Related party expense				2,598
Interest expense, net				23,446
Debt modification and extinguishment costs (gain), net				256
Sundry expense, net				106
Other income, net				(440)
Net loss before income taxes				$(20,175)

	Three months ended September 30, 2023
	ITPS	HS	LLPS	Total
Revenue	$172,150	$62,090	$18,885	$253,125
Cost of revenue (exclusive of depreciation and amortization)	141,808	45,430	11,212	198,450
Segment profit	30,342	16,660	7,673	54,675
Selling, general and administrative expenses (exclusive of depreciation and amortization)				35,367
Depreciation and amortization				14,398
Related party expense				2,845
Interest expense, net				24,708
Debt modification and extinguishment costs (gain), net				(571)
Sundry expense, net				298
Other income, net				(1,069)
Net loss before income taxes				$(21,301)

	Nine months ended September 30, 2024
	ITPS	HS	LLPS	Total
Revenue	$524,938	$186,567	$62,127	$773,632
Cost of revenue (exclusive of depreciation and amortization)	434,252	130,781	39,826	604,859
Segment profit	90,686	55,786	22,301	168,773
Selling, general and administrative expenses (exclusive of depreciation and amortization)				117,720
Depreciation and amortization				41,529
Impairment of goodwill				343
Related party expense				8,271
Interest expense, net				67,663
Debt modification and extinguishment costs (gain), net				256
Sundry expense, net				1,783
Other income, net				(1,314)
Net loss before income taxes				$(67,478)

	Nine months ended September 30, 2023
	ITPS	HS	LLPS	Total
Revenue	$550,848	$188,740	$60,095	$799,683
Cost of revenue (exclusive of depreciation and amortization)	450,353	139,182	37,441	626,976
Segment profit	100,495	49,558	22,654	172,707
Selling, general and administrative expenses (exclusive of depreciation and amortization)				111,774
Depreciation and amortization				45,848
Related party expense				8,696
Interest expense, net				113,980
Debt modification and extinguishment costs (gain), net				(16,129)
Sundry expense, net				2,546
Other income, net				(1,583)
Net loss before income taxes				$(92,425)

14. Subsequent Events

BR Exar AR Facility Amendment and Repayments

During October 1, 2024 through November 14, 2024, certain of the Company’s subsidiaries entered into an additional amendment to the BR Exar AR Facility (the “Amendment”), pursuant to which such Company subsidiaries agreed to sell certain existing and future receivables to BREL until such time as BREL shall have collected $5.3 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. The Company received an aggregate of $4.8 million in net proceeds under the Amendment.

During October 1, 2024 through November 14, 2024, the Company repaid approximately $7.3 million of outstanding principal amount under the BR Exar AR Facility. Accordingly, the amount outstanding under the BR Exar AR Facility is approximately $6.7 million, as of November 14, 2024.

Repurchase of Second Lien Note

During October 1, 2024 through November 14, 2024, the Company repurchased $2.0 million principal amount of the Second Lien Note for a net cash consideration of $2.0 million. Accordingly, the outstanding principal amount under the Second Lien Note was $25.5 million, as of November 14, 2024.

Nasdaq Delisting

As previously disclosed, the Company was notified by the Nasdaq Stock Market LLC (“Nasdaq”) that the Company was in violation of Nasdaq Listing Rule 5550(b)(2) because the Company’s Market Value of Listed Securities was below the minimum requirement of $35 million for 30 consecutive business days and the Company failed to satisfy any of the alternative requirements set forth in Nasdaq Listing Rule 5550(b). After the Company requested an appeal hearing, which stayed the delisting action, the Company was unable to regain compliance by November 1, 2024, which is the deadline that was set by the Nasdaq Hearings Panel (the “Panel”). On November 6, 2024, Nasdaq notified the Company that the Panel had determined to delist the Company’s common stock and that trading of the Company’s securities would be suspended at the open of trading on November 8, 2024. Nasdaq will file a Form 25 with the SEC notifying the SEC of Nasdaq’s determination to remove the Company’s securities from listing on Nasdaq. The Company will remain subject to SEC reporting obligations. As a result of the delisting, the Company’s common stock and Series B Preferred Stock began trading on the OTC Pink under the symbols“XELA” and “XELAP” on November 8, 2024, and such market is currently the only trading market for the Company’s securities. We anticipate that Nasdaq will soon file a Form 25-NSE with the SEC to formally remove the Company’s securities from listing and registration on Nasdaq, although the exact timing of such filing is currently unknown.

Series A Preferred Stock Exchange

On November 12, 2024 a special committee of independent members of the Company’s Board of Directors approved a negotiated share exchange whereby the Company would enter into Preferred Stock Exchange Agreements (each an "Exchange Agreement") with certain holders of 55% of the Company’s Series A Preferred Stock, with an aggregate accrued, but unpaid, Series A Liquidation Preference of $25.2 million to exchange such shares into Common Stock at a price that will be equal to the liquidation preference per share divided by the lesser of (x) the closing price of the Common Stock as reported on the OTC Pink as of 4 p.m. on the business day immediately preceding the Exchange Agreement effective date and (y) the average closing price of the Common Stock for the two (2) trading days immediately preceding the closing of the Exchange Agreement (such exchange, the “Exchange” and the shares of Common Stock issued pursuant to the Exchange, the "Exchange Common Shares"). The Exchange is being conducted separately from the terms of the Series A Certificate of Designations. The Closing of the Exchange is expected to occur on the third business day following the filing of this Form 10-Q. Nearly all the holders of the Company's Series A Preferred Stock that are expected to participate in the Exchange are related-parties of the Company, including certain funds associated with HGM, an affiliate of the Company; Par Chadha, the Company's Executive Chairman; Matthew Brown, the Company's Interim Chief Financial Officer; Suresh Yannamani, the Chief Executive Officer of one of the Company’s subsidiaries; James Reynolds, a director of the Company; and Ronald Cogburn, a director of the Company. While the number of Exchange Common Shares to be issued is currently indeterminable, if the Exchange closed on November 14, 2024, 22.4 million Exchange Common Shares would be issued pursuant to the Exchange and $25.2 million of aggregate Series A Liquidation Preference would be extinguished. Closing of the Exchange remains subject to receipt of finally signed documents from both the Company and participating Series A Preferred Stockholders, and there can be no assurance that the Exchange will occurr.

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

Forward Looking Statements

Certain statements included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under The Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are accompanied by words such as “may”, “should”, “would”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “seem”, “seek”, “continue”, “future”, “will”, “expect”, “outlook” or other similar words, phrases or expressions. These forward-looking statements include statements regarding our industry, future events, estimated or anticipated future results and benefits, future opportunities for Exela, and other statements that are not historical facts. These statements are based on the current expectations of Exela management and are not predictions of actual performance. These statements are subject to a number of risks and uncertainties regarding Exela’s businesses and actual results may differ materially. The factors that may affect our results include, among others: the impact of political and economic conditions on the demand for our services; cyber incidents such as a data or security breach; the impact of competition or alternatives to our services on our business pricing and other actions by competitors; our ability to address technological development and change in order to keep pace with our industry and the industries of our customers; the impact of terrorism, natural disasters or similar events on our business; the effect of legislative and regulatory actions in the United States and internationally; the impact of operational failure due to the unavailability or failure of third-party services on which we rely; the effect of intellectual property infringement; the effect of being delisted from Nasdaq and other factors discussed in this quarterly report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”) under the heading “Risk Factors”, and otherwise identified or discussed in this quarterly report. You should consider these factors carefully in evaluating forward-looking statements and are cautioned not to place undue reliance on such statements, which speak only as of the date of this quarterly report. It is impossible for us to predict new events or circumstances that may arise in the future or how they may affect us. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report. We are not including the information provided on any websites that may be referenced herein as part of, or incorporating such information by reference into, this quarterly report. In addition, forward-looking statements provide our expectations, plans or forecasts of future events and views as of the date of this quarterly report. We anticipate that subsequent events and developments may cause our assessments to change. These forward-looking statements should not be relied upon as representing our assessments as of any date subsequent to the date of this quarterly report.

Overview

Exela Technologies, Inc. (“Exela”, the “Company”, “we”, “our” or “us”) is a business process outsourcing and automation leader leveraging a global footprint and proprietary technology to help turn the complex into the simple through user friendly software platforms and solutions that enable our customers’ digital transformation. We have decades of expertise earned from serving more than 4,000 customers worldwide, including many of the world’s largest enterprises and over 60% of the Fortune® 100, in many mission critical environments across multiple industries, including banking, healthcare, insurance and manufacturing. Our technology-enabled solutions allow global organizations to address critical challenges resulting from the massive amounts of data obtained and created through their daily operations. Our solutions address the life cycle of transaction processing and enterprise information management, from enabling payment gateways and data exchanges across multiple systems, to matching inputs against contracts and handling exceptions, to ultimately depositing payments and distributing communications. Through cloud-enabled platforms, built on a configurable stack of automation modules, and approximately 12,600 employees operating in 20 countries, Exela rapidly deploys integrated technology and operations as an end-to-end digital journey partner.

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

On November 29, 2023, we completed the merger of our European business with CF Acquisition Corp. VIII. After this merger, our European business operates as XBP Europe Holdings, Inc. (“XBP Europe”), a majority-owned consolidated subsidiary of the Company. Beginning on November 30, 2023, XBP Europe shares and warrants started trading on the Nasdaq Stock Market under the ticker symbols “XBP” “XBPEW,” respectively. We own a majority of the outstanding capital stock of XBP Europe.

Sale of Non-core Assets

On June 8, 2023, the Company completed the sale of its high-speed scanner business for a purchase price of approximately $30.1 million. As a result of this transaction, the Company disposed of $16.5 million of goodwill based on the relative fair value of the high-speed scanner business to the total fair value of the ITPS reporting unit. This transaction resulted in a total pre-tax gain of $7.2 million. Per the terms of the sales agreement, the Company may receive additional cash consideration upon the future occurrence of certain earn-out events described in the sales agreement.

Recent Developments

As previously disclosed, we were notified by the Nasdaq Stock Market LLC (“Nasdaq”) that we were in violation of Nasdaq Listing Rule 5550(b)(2) because our Market Value of Listed Securities was below the minimum requirement of $35 million for 30 consecutive business days and we failed to satisfy any of the alternative requirements set forth in Nasdaq Listing Rule 5550(b). After we requested an appeal hearing, which stayed the delisting action, we were unable to regain compliance by November 1, 2024, which is the deadline that was set by the Nasdaq Hearings Panel (the “Panel”). On November 6, 2024, Nasdaq notified us that the Panel had determined to delist our common stock and that trading of our securities would be suspended at the open of trading on November 8, 2024. Nasdaq will file a Form 25 with the SEC notifying the SEC of Nasdaq’s determination to remove our securities from listing on Nasdaq. We will remain subject to SEC reporting obligations. As a result of the delisting, our common stock and Series B Preferred Stock began trading on the OTC Pink under the symbols“XELA” and “XELAP” on November 8, 2024, and such market is currently the only trading market for our securities. We anticipate that Nasdaq will soon file a Form 25-NSE with the SEC to formally remove the Company’s securities from listing and registration on Nasdaq, although the exact timing of such filing is currently unknown.

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

As of September 30, 2024, we had approximately 12,600 employees globally, with 6,200 employees located in Americas and EMEA, and the remainder located primarily in India and the Philippines.

Costs associated with our employees represent the most significant expense for our business. We incurred personnel costs of $110.3 million and $121.9 million for the three months ended September 30, 2024 and 2023, respectively. We incurred personnel costs of $332.4 million and $376.5 million for the nine months ended September 30, 2024 and 2023, respectively. The majority of our personnel costs are variable and are incurred only while we are providing our services. In certain jurisdictions, including several countries in Europe, there is a statutory payment requirement for any person made redundant due to automation or relocation of delivery locations.

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

EBITDA and Adjusted EBITDA

We view EBITDA and Adjusted EBITDA as important indicators of performance of our consolidated operations. We define EBITDA as net loss, plus income tax expense, interest expense, net, and depreciation and amortization. We define Adjusted EBITDA as EBITDA plus transaction and integration costs; non cash equity compensation, (gain) or loss from sale or disposal of assets or business, non-recurring charges and impairment charges; and other infrequent, or unusual costs and expenses. See “Other Financial Information (Non GAAP Financial Measures)” for more information and a reconciliation of EBITDA and Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP.

Results of Operations

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Change	% Change
Revenue:
ITPS	$191,958	$172,150	$19,808	11.5%
HS	58,780	62,090	(3,310)	(5.3)%
LLPS	18,430	18,885	(455)	(2.4)%
Total revenue	269,168	253,125	16,043	6.3%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	160,053	141,808	18,245	12.9%
HS	42,052	45,430	(3,378)	(7.4)%
LLPS	12,802	11,212	1,590	14.2%
Total cost of revenues	214,907	198,450	16,457	8.3%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	35,088	35,367	(279)	(0.8)%
Depreciation and amortization	13,039	14,398	(1,359)	(9.4)%
Impairment of goodwill	343	—	343	100.0%
Related party expense	2,598	2,845	(247)	(8.7)%
Operating profit	3,193	2,065	1,128	54.6%
Interest expense, net	23,446	24,708	(1,262)	(5.1)%
Debt modification and extinguishment costs (gain), net	256	(571)	827	(144.8)%
Sundry expense, net	106	298	(192)	(64.4)%
Other income, net	(440)	(1,069)	629	(58.8)%
Net loss before income taxes	(20,175)	(21,301)	1,126	(5.3)%
Income tax expense	(4,762)	(1,807)	(2,955)	163.5%
Net loss	$(24,937)	$(23,108)	$(1,829)	7.9%

Revenue

For the three months ended September 30, 2024, our revenue on a consolidated basis increased by $16.0 million, or 6.3%, to $269.2 million from $253.1 million for the three months ended September 30, 2023. We experienced revenue growth in ITPS segment and revenue decline in HS and LLPS segment. Our ITPS, HS, and LLPS segments constituted 71.3%, 21.8%, and 6.9% of total revenue, respectively, for the three months ended September 30, 2024, compared to 68.0%, 24.5%, and 7.5%, respectively, for the three months ended September 30, 2023. The revenue changes by reporting segment were as follows:

ITPS— For the three months ended September 30, 2024, revenue attributable to our ITPS segment increased by $19.8 million, or 11.5% compared to the same period in the prior year. The majority of this revenue growth is attributable to existing contracts and statements of work from certain customers. The reported ITPS segment revenue increased by $0.7 million from currency conversion during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

HS— For the three months ended September 30, 2024, revenue attributable to our HS segment decreased by $3.3 million, or 5.3% compared to the same period in the prior year primarily due to lower volume from existing customers.

LLPS— For the three months ended September 30, 2024, revenue attributable to our LLPS segment decreased by $0.5 million, or 2.4% compared to the same period in the prior year primarily due to an decrease in project based engagements in legal claims administration services.

Cost of Revenue

For the three months ended September 30, 2024, our cost of revenue increased by $16.5 million, or 8.3%, compared to the three months ended September 30, 2023. Costs in our ITPS segment increased by $18.2 million, or 12.9%, primarily attributable to the corresponding growth in revenues. HS segment costs decreased by $3.4 million, or 7.4%, primarily due to decrease in employee-related cost. LLPS segment cost of revenue increased by $1.6 million, or 14.2%, primarily attributable to the increase in employee related cost.

The increase in cost of revenues on a consolidated basis was primarily due to a increase in postage cost of $30.0 million and other operating costs of $2.2 million, offset by lower employee-related costs of $13.2 million and lower infrastructure and maintenance costs of $2.6 million.

Cost of revenue for the three months ended September 30, 2024 was 79.8% of revenue compared to the 78.4% for the comparable same period in the prior year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A expenses”) decreased $0.3 million, or 0.8%, to $35.1 million for the three months ended September 30, 2024, compared to $35.4 million for the three months ended September 30, 2023. The decrease was primarily attributable to lower legal and professional fees of $3.5 million, $3.5 million in business interruption insurance recoveries offset by higher infrastructure, maintenance and operating costs of $1.1 million, higher employee related costs by $1.6 million, higher bad debts provisions  by $2.0 million, higher other SG&A expenses of $1.8 million and higher travel cost by $0.2 million. SG&A expenses decreased as a percentage of revenues to 13.0% for the three months ended September 30, 2024 as compared to 14.0% for the three months ended September 30, 2023.

Depreciation & Amortization

Total depreciation and amortization expenses were $13.0 million and $14.4 million for the three months ended September 30, 2024 and 2023, respectively.

Related Party Expenses

Related party expense was $2.6 million for the three months ended September 30, 2024 compared to $2.8 million for the three months ended September 30, 2023.

Interest Expense, net

Interest expense, net was $23.4 million for the three months ended September 30, 2024 compared to $24.7 million for the three months ended September 30, 2023.

Debt modification and extinguishment costs (gain), net

There was $0.3 million of debt modification and extinguishment cost for the three months ended September 30, 2024 compared to a gain of $0.6 million for the three months ended September 30, 2023. During the three months ended September 30, 2024, we repurchased $4.0 million principal amount of the Second Lien Note (as defined and further described in “Indebtedness” below) for a net cash consideration of $4.0 million. The loss on early extinguishment of debt during the three months ended September 30, 2024 totaled $0.3 million and is inclusive of $0.3 million write off of debt issuance costs. During the three months ended September 30, 2023, we recorded a debt extinguishment gain of $0.6 million when we fully repaid and discharged the remaining outstanding balance of $48.4 million of the 2023 Term Loans (as defined and further described in “Indebtedness” below) by making a cash payment of $44.8 million and by issuance of $3.0 million principal amount of Senior Secured April 2026 notes (as defined and described further in the description of “Indebtedness” below) in an exchange transaction.

Sundry expense, net

The decrease in sundry expense, net by $0.2 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Income, net

Other income, net was $0.4 million for the three months ended September 30, 2024 compared to other income, net of $1.1 million for the three months ended September 30, 2023.

Income Tax Expense

We recorded an income tax expense of $4.8 million for the three months ended September 30, 2024 and an income tax expense of $1.8 million for the three months ended September 30, 2023. The tax expense for the three months ended September 30, 2024 is higher than the three months ended September 30, 2023 largely due to a remeasurement of existing uncertain tax positions in Canada and Germany, an increase in U.S. taxes in current period due to loss of U.S. tax attributes partially offset by decrease in foreign tax due decrease in Canadian tax expense from prior period. Our estimated annual effective tax rate of (23.6)% for the three months ended September 30, 2024 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, remeasurement of existing uncertain tax positions in Canada and Germany and valuation allowances, including valuation allowances on a portion of our deferred tax assets on U.S. disallowed interest expense carryforwards under by the provisions of The Tax Cuts and Jobs Act (“TCJA”).

Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Revenue:
ITPS	$524,938	$550,848	$(25,910)	(4.7)%
HS	186,567	188,740	(2,173)	(1.2)%
LLPS	62,127	60,095	2,032	3.4%
Total revenue	773,632	799,683	(26,051)	(3.3)%
Cost of revenue (exclusive of depreciation and amortization):
ITPS	434,252	450,353	(16,101)	(3.6)%
HS	130,781	139,182	(8,401)	(6.0)%
LLPS	39,826	37,441	2,385	6.4%
Total cost of revenues	604,859	626,976	(22,117)	(3.5)%
Selling, general and administrative expenses (exclusive of depreciation and amortization)	117,720	111,774	5,946	5.3%
Depreciation and amortization	41,529	45,848	(4,319)	(9.4)%
Impairment of goodwill	343	—	343	100.0%
Related party expense	8,271	8,696	(425)	(4.9)%
Operating profit	910	6,389	(5,479)	(85.8)%
Interest expense, net	67,663	113,980	(46,317)	(40.6)%
Debt modification and extinguishment costs (gain), net	256	(16,129)	16,385	(101.6)%
Sundry expense, net	1,783	2,546	(763)	(30.0)%
Other income, net	(1,314)	(1,583)	269	(17.0)%
Net loss before income taxes	(67,478)	(92,425)	24,947	(27.0)%
Income tax expense	(9,937)	(7,005)	(2,932)	41.9%
Net loss	$(77,415)	$(99,430)	$22,015	(22.1)%

Revenue

For the nine months ended September 30, 2024, our revenue on a consolidated basis decreased by $26.1 million, or 3.3%, to $773.6 million from $799.7 million for the nine months ended September 30, 2023. We experienced revenue decline in ITPS and HS segments and revenue growth in LLPS segment. Our ITPS, HS, and LLPS segments constituted 67.9%, 24.1%, and 8.0% of total revenue, respectively, for the nine months ended September 30, 2024, compared to 68.9%, 23.6%, and 7.5%, respectively, for the nine months ended September 30, 2023. The revenue changes by reporting segment were as follows:

ITPS— For the nine months ended September 30, 2024, revenue attributable to our ITPS segment decreased by $25.9 million, or 4.7% compared to the same period in the prior year. The majority of this revenue decline is attributable to exiting contracts and statements of work from certain customers with revenue that we believe was unpredictable, non-recurring and were not a strategic fit to our long-term success. In June 2023, we sold our high-speed scanner business and this resulted in $5.5 million lower revenue in the current period as compared to the period ended September 30, 2023. The reported ITPS segment revenue benefited by $1.0 million from currency conversion during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

HS— For the nine months ended September 30, 2024, revenue attributable to our HS segment decreased by $2.2 million, or 1.2% compared to the same period in the prior year primarily due to lower volumes from our new and existing healthcare customers.

LLPS— For the nine months ended September 30, 2024, revenue attributable to our LLPS segment increased by $2.0 million, or 3.4% compared to the same period in the prior year primarily due to an increase in project based engagements in legal claims administration services.

Cost of Revenue

For the nine months ended September 30, 2024, our cost of revenue decreased by $22.1 million, or 3.5%, compared to the nine months ended September 30, 2023. Costs in our ITPS segment decreased by $16.1 million, or 3.6%, primarily attributable to the corresponding decline in revenues. HS segment costs decreased by $8.4 million, or 6.0%, primarily due to decrease in employee-related cost. LLPS segment cost of revenue increased by $2.4 million, or 6.4%, primarily attributable to the corresponding increase in revenues.

The decrease in cost of revenues on a consolidated basis was primarily due to a decrease in employee-related costs of $42.4 million, lower infrastructure and maintenance costs of $12.7 million, which was offset by higher postage costs of $33.0 million.

Cost of revenue for the nine months ended September 30, 2024 was 78.2% of revenue compared to the 78.4% for the comparable same period in the prior year.

Selling, General and Administrative Expenses

SG&A expenses increased by $5.9 million, or 5.3%, to $117.7 million for the nine months ended September 30, 2024, compared to $111.8 million for the nine months ended September 30, 2023. The increase was primarily attributable due to profit on sale of our high-speed scanner business of $7.2 million recognized in September 2023, higher bad debts provisions by $13.3 million, higher infrastructure, maintenance and operating costs of $1.7 million, higher travel costs of $0.6 million, higher other SG&A expenses by $3.3 million offset by lower legal and professional fees of $15.6 million, $3.5 million in business interruption insurance recoveries and lower employee related cost by $1.1 million. SG&A expenses increased as a percentage of revenues to 15.2% for the nine months ended September 30, 2024 as compared to 14.0% for the nine months ended September 30, 2023.

Depreciation & Amortization

Total depreciation and amortization expenses were $41.5 million and $45.8 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in total depreciation and amortization expenses by $4.3 million was primarily due to a reduction in depreciation expense as a result of the expiration of the lives of assets acquired in prior periods and decrease in intangibles amortization expense due to end of useful lives for certain intangible assets during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Related Party Expenses

Related party expense was $8.3 million for the nine months ended September 30, 2024 compared to $8.7 million for the nine months ended September 30, 2023.

Interest Expense, net

Interest expense, net was $67.7 million for the nine months ended September 30, 2024 compared to $114.0 million for the nine months ended September 30, 2023. The decrease in total interest expense by $46.3 million was primarily due to amortization of debt exchange premium and reduction in interest costs due to exchange of notes in July 2023, during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Debt modification and extinguishment costs (gain), net

There was $0.3 million of debt modification and extinguishment cost for the nine months ended September 30, 2024 compared to a gain of $16.1 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we repurchased $4.0 million principal amount of the Second Lien Note (as defined and further described in “Indebtedness” below) for a net cash consideration of $4.0 million. The loss on early extinguishment of debt during the nine months ended September 30, 2024 totaled $0.3 million and is inclusive of $0.3 million write off of debt issuance costs. During the nine months ended September 30, 2023, we repurchased $13.8 million principal amount of 2023

Notes for a cash consideration of $4.4 million. The gain on early extinguishment of debt for the 2023 Notes during the nine months ended September 30, 2023 totaled $9.9 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. During the nine months ended September 30, 2023, we repurchased $15.1 million principal amount of the 2023 Term Loans outstanding under the Credit Agreement for a cash consideration of $8.0 million. The gain on early extinguishment of debt for the 2023 Term Loans during the nine months ended September 30, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs. In July 2023, we recorded an additional debt extinguishment gain of $0.6 million when we fully repaid and discharged the remaining outstanding balance of $48.4 million under the 2023 Term Loans by making a cash payment of $44.8 million and by issuance of $3.0 million principal amount of Senior Secured April 2026 Notes in an exchange transaction. During the nine months ended September 30, 2023, we paid $1.6 million of exit fees on the partial prepayment of the BRCC Term Loan (as defined and further described in “Indebtedness” below) which was treated as a debt extinguishment cost.

Sundry Expense, net

The decrease in sundry expense, net by $0.8 million over the prior year period was primarily attributable to exchange rate fluctuations on foreign currency transactions.

Other Income, net

Other income, net was $1.3 million for the nine months ended September 30, 2024 compared to other income, net of $1.6 million for the nine months ended September 30, 2023.

Income Tax Expense

We recorded an income tax expense of $9.9 million for the nine months ended September 30, 2024 and an income tax expense of $7.0 million for the nine months ended September 30, 2023. The tax expense for the nine months ended September 30, 2024 is increased as compared to the nine months ended September 30, 2023. The increase is largely due to a remeasurement of existing uncertain tax positions in Canada and Germany as well as an increase in U.S. tax due to loss of attributes partially offset by the decrease in foreign earnings which is largely driven by decrease in Canadian tax expense in prior year. Our estimated annual effective tax rate of (14.7)% for the nine months ended September 30, 2024 differed from the expected U.S. statutory tax rate of 21.0% and was primarily impacted by permanent tax adjustments, state and local current expense, foreign operations, remeasurement of existing uncertain tax positions in Canada and Germany and valuation allowances, including valuation allowances on a portion of our deferred tax assets on U.S. disallowed interest expense carryforwards under the provisions of the TCJA.

Other Financial Information (Non-GAAP Financial Measures)

We view EBITDA and Adjusted EBITDA as important indicators of performance. We define EBITDA as net (loss) or income, plus income tax expense, interest expense, net, and depreciation and amortization. We have historically defined Adjusted EBITDA, including in the Form 10-Q for the quarter ended September 30, 2023, as EBITDA plus optimization and restructuring charges, including severance and retention expenses; transaction and integration costs; other non-cash charges, including non-cash compensation, (gain) or loss from sale or disposal of assets, and impairment charges; and management fees and expenses consistent with the definitions contained in our debt agreements.

Beginning with the 2023 Form 10-K, the Company has made certain changes to the way it defines Adjusted EBITDA that impact the comparability of the metrics to prior periods. Specifically, the Company will no longer include optimization and restructuring expenses, contract costs and certain other charges that we historically added back to our computation of Adjusted EBITDA consistent with the definitions in our debt agreements. The Company’s presentation of Adjusted EBITDA for the same period in the prior year also reflects this updated definition of Adjusted EBITDA (i.e., will not be the same as set forth in prior filings due to the change of definition).

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

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023
Net Loss	$(24,937)	$(23,108)
Income tax expense	4,762	1,807
Interest expense, net	23,446	24,708
Depreciation and amortization	13,039	14,398
EBITDA	16,310	17,805
Transaction and integration costs (1)	—	3,221
Non-cash equity compensation (2)	818	252
Other charges including non-cash (3)	(3,550)	(869)
Loss/(gain) on sale of assets (4)	(25)	208
Loss/(gain) on business disposals (5)	—	(750)
Debt modification and extinguishment costs (gain), net	256	(571)
Exit costs related to China operations	484	—
Impairment of goodwill	343	—
Adjusted EBITDA	$14,636	$19,296

(1)	Represents non-recurring legal, consulting and other fees and expenses incurred in connection with acquisitions, dispositions, debt-exchanges and other extraordinary transactions and events during the applicable period.
(2)	Represents the non-cash charges related to restricted stock units and options.
(3)	Represents 2022 network outage related insurance recoveries.
(4)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(5)	Represents a loss/(gain) recognized on the sale of high-speed scanner business in the second quarter of 2023.

Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable GAAP measure, for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
Net Loss	$(77,415)	$(99,430)
Income tax expense	9,937	7,005
Interest expense, net	67,663	113,980
Depreciation and amortization	41,529	45,848
EBITDA	41,714	67,403
Transaction and integration costs (1)	151	11,282
Non-cash equity compensation (2)	2,378	565
Other charges including non-cash (3)	(3,550)	(688)
Loss/(gain) on sale of assets (4)	(557)	1,146
Loss/(gain) on business disposals (5)	—	(7,223)
Debt modification and extinguishment costs (gain), net	256	(16,129)
Exit costs related to China operations	484	—
Impairment of goodwill	343	—
Adjusted EBITDA	$41,219	$56,356

(1)	Represents non-recurring legal, consulting and other fees and expenses incurred in connection with acquisitions, dispositions, debt-exchanges and other extraordinary transactions and events during the applicable period.
(2)	Represents the non-cash charges related to restricted stock units and options.
(3)	Represents 2022 network outage related insurance recoveries.
(4)	Represents a loss/(gain) recognized on the disposal of property, plant, and equipment and other assets.
(5)	Represents a loss/(gain) recognized on the sale of high-speed scanner business in the second quarter of 2023.

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

Liquidity is the availability of adequate amounts of cash with an enterprise to meet its needs for cash requirements. At September 30, 2024, cash, restricted cash, cash equivalents, and cash included in assets of disposal group held for sale totaled $45.6 million, including restricted cash of $34.1 million. As of September 30, 2024, our working capital deficit amounted to $262.8 million, an increase of $49.1 million as compared to working capital deficit of $213.7 million as of December 31, 2023 mainly due to current maturities of our long term debts.

In the ordinary course of business, we enter into contracts and commitments that obligate us to make payments in the future. These obligations include borrowings, interest obligations, purchase commitments, operating and finance lease commitments, employee benefit payments and taxes. Specifically, $5.9 million outstanding under the BRCC Revolver (as defined and described further in the description of “Indebtedness” below) is payable in two (2) monthly installments of $2.0 million in November 2024 and December 2024, with the remaining outstanding principal balance of $1.9 million payable on January 31, 2025. The current maturities under the Senior Secured Term Loan, the Second Lien Note, the secured borrowings under the BR Exar AR Facility (as defined and further described in “Indebtedness” below)

and the other debts are $2.0 million, $27.5 million, $8.7 million and $9.8 million, respectively. See Note 5 – Long-Term Debt and Credit Facilities, Note 7 – Employee Benefit Plans, and Note 8 – Commitments and Contingencies, to our condensed consolidated financial statements herein for further information on material cash requirements from known contractual and other obligations.

We plan to spend approximately 1.2% of total revenue on total capital expenditures over the next twelve months. Our business model has evolved to leverage cloud hosted platforms. This has reduced our capital expenditures and increased our operating expenses. This is the primary driver of changes in our capital expenditures when compared with historical periods. Our future cash requirements will depend on many factors, including our rate of revenue growth, our investments in strategic initiatives, applications or technologies, operation centers and acquisition of complementary businesses, which may require the use of significant cash resources and/or additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all, which may adversely impact our business, operating results and financial condition.

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

The Amended Receivables Purchase Agreement (as defined and described further in the description of “Indebtedness” below) entered into on June 17, 2022 provides us access to liquidity through the sale of receivables. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable are treated as sales and are accounted for as a reduction in accounts receivable because the agreement transfers effective control over and risk related to the accounts receivable to the purchasers of the receivables. The Company de-recognized $126.5 million and $377.1 million of accounts receivable under this agreement during the three and nine months ended September 30, 2024, respectively. The Company de-recognized $119.3 million and $382.2 million of accounts receivable under this agreement during the three and nine months ended September 30, 2023, respectively. The amount remitted to the Purchasers during the three and nine months ended September 30, 2024 was $127.7 million and $377.0 million, respectively. The amount remitted to the Purchasers during the three and nine months ended September 30, 2023 was $119.0 and $385.5 million, respectively. Unsold accounts receivable of $29.0 million and $41.2 million were pledged by the SPEs as collateral to the Purchasers as of September 30, 2024 and December 31, 2023, respectively.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	Change
Net cash used in operating activities	$(12,218)	$(37,972)	$25,754
Net cash (used in) provided by investing activities	(5,766)	21,259	(27,025)
Net cash (used in) provided by financing activities	(3,703)	17,193	(20,896)
Subtotal	$(21,687)	480	$(22,167)
Effect of exchange rates on cash, restricted cash, cash equivalents, and cash included in assets of disposal group held for sale	148	(53)	201
Net (decrease) increase in cash, restricted cash, cash equivalents, and cash included in assets of disposal group held for sale	$(21,539)	$427	$(21,966)

Analysis of Cash Flow Changes between the nine months ended September 30, 2024 and September 30, 2023

Operating Activities—The decrease of $25.8 million in net cash used in operating activities for the nine months ended September 30, 2024 was primarily due to improvement in debt amortization cost by $40.5 million, lower cost of revenue, lower selling, general and administrative expenses and other expenses, improvement in operating cycle for accounts receivable and accounts payable and accrued liabilities. This increase in cash generated in operating activities was partially offset by lower realization from prepaid expenses during the nine months ended September 30, 2024.

Investing Activities—The decrease of $27.0 million in net cash provided by investing activities for the nine months ended September 30, 2024 was primarily due to sale of our high-speed scanner business during the nine months ended September 2023.

Financing Activities— Cash used in financing activities during the nine months ended September 30, 2024 was $3.7 million, primarily as a result of $45.4 million of proceeds from borrowings under the BR Exar AR Facility and net proceeds of $38.0 million from other loans, $0.5 million proceeds from issuance of April 2026 notes offset by $43.3 million of principal repayments on Senior Secured Term Loans, Second Lien Notes, BRCC Revolver and other loans, $37.5 million of repayment under the BR Exar AR Facility and $1.1 million for payment for debt issuance cost.

Cash provided by financing activities during the nine months ended September 30, 2023 was $17.2 million, primarily as a result of $67.0 million of net proceeds from equity offerings, $31.5 million of proceeds from the Second Lien Note, $20.0 million of proceeds from borrowings under the BR Exar AR Facility, $9.6 million of proceeds from borrowings under the BRCC Revolver, $40.0 million of proceeds from Senior Secured Term Loan and net proceeds of $21.8 million from other loans which is offset by debt issuance costs of $8.3 million, repayments on the BRCC Facility, senior secured term loans, factoring arrangement and other loans of $125.9 million, $23.2 million of repayment under the BR Exar AR Facility and cash outflow of $11.9 million for debt repurchases.

Indebtedness

Following is a description of the Company’s key indebtedness.

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

As a result of the 2023 Exchange and periodic repurchases (as discussed below), $24.0 million aggregate principal amount of the July 2026 Notes maturing July 15, 2026 remained outstanding as of September 30, 2024.

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

On July 15, 2023, the Company issued $44.1 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest that would otherwise have been due to holders of the July 2026 Notes that participated in the 2023 Exchange. On January 15, 2024, the Company issued $23.3 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest due on January 15, 2024 in respect of the April 2026 Notes. On July 15, 2024, the Company issued $24.0 million in aggregate principal amount of the April 2026 Notes as a payment for PIK Interest due on July 15, 2024 in respect of the April 2026 Notes. On September 30, 2024, the Company, through one of its subsidiaries, sold $3.0 million face value of April 2026 Notes for a net sale consideration of $0.5 million to affiliates of the Executive Chairman. $862.3 million aggregate principal amount of the April 2026 Notes remained outstanding as of September 30, 2024.

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

2023 Term loan

During the nine months ended September 30, 2023 as a result of the private exchange, repurchases (as discussed below) and periodic principal repayments, $48.4 million aggregate principal amount of the 2023 Term Loans were outstanding as of July 11, 2023, the date the Company fully repaid and discharged the remaining outstanding balance of the 2023 Term Loans by making a cash payment of $44.8 million and by issuance of $3.0 million principal amount of Senior Secured April 2026 Notes.

Repurchases

In July 2021 the Company commenced a debt buyback program to repurchase senior secured indebtedness, which is ongoing. During the three and nine months ended September 30, 2024, the Company repurchased $4.0 million principal amount of the Second Lien Note (as defined below) for a net cash consideration of $4.0 million. The loss on early extinguishment of debt during the three and nine months ended September 30, 2024 totaled $0.3 million and is inclusive of $0.3 million write off of debt issuance costs.

During the nine months ended September 30, 2023, we repurchased $13.8 million principal amount of the Issuers’ 10.0% First Priority Senior Secured Notes due 2023 (“2023 Notes”) for a net cash consideration of $4.4 million. The gain on early extinguishment of debt during the nine months ended September 30, 2023 totaled $9.9 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs, respectively. During the nine months ended September 30, 2023, we repurchased $15.1 million principal amount of the 2023 Term Loan for net cash consideration of $8.0 million. The gain on early extinguishment of debt during the nine months ended September 30, 2023 totaled $7.1 million and is inclusive of less than $0.1 million write off of original issue discount and debt issuance costs, respectively.

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

The BRCC Facility matured on June 10, 2023. As of December 31, 2023, the Company had fully repaid the outstanding balance under the BRCC Term Loan. During the nine months ended September 30, 2024, we repaid $14.0 million of outstanding principal amount under the BRCC Revolver. As of September 30, 2024, there remained borrowings of $5.9 million outstanding under the BRCC Revolver. The outstanding principal amount under the BRCC Revolver is payable in two (2) monthly installments of $2.0 million in November 2024 and December 2024, with the remaining outstanding principal balance of $1.9 million payable on January 31, 2025.

Senior Secured Term Loan

On July 11, 2023, Exela Intermediate LLC and Exela Finance Inc., wholly-owned subsidiaries of the Company, entered into a financing agreement with certain lenders and Blue Torch Finance LLC, as administrative agent, pursuant to which the lenders extended a $40.0 million term loan (“Senior Secured Term Loan”). On the same date, the Company used proceeds of this term loan to repay a corresponding amount of its existing debt. On January 12, 2024, $1.0 million of certain waiver and consent fees payable by subsidiaries of the Company under the term of Senior Secured Term Loan were added to outstanding balance of the Senior Secured Term Loan.

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

As of September 30, 2024, there were borrowings of $39.0 million outstanding under the Senior Secured Term Loan. The outstanding principal amount of the Senior Secured Term Loan shall be repaid in seven (7) equal quarterly installments of $0.5 million commencing December 31, 2024, with the remaining outstanding principal amount of $35.5 million payable at maturity along with accrued and unpaid interest. The maturity date of the Senior Secured Term Loan is January 14, 2026.

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

The Senior Secured Term Loan contains customary events of default, cross-default provisions, affirmative and negative covenants, including limitation on the Company’s and certain of its subsidiaries’ ability to create, incur or allow certain liens; enter into sale and lease-back transactions; make any restricted payments; undergo fundamental changes, as well as certain financial covenants. The cross-default provisions are triggered if the parent, borrower, affiliates, or significant subsidiaries defaults on any debt that is greater than $25 million if the effect of such default or event is to (i) accelerate, or to permit the acceleration of, the maturity of such indebtedness; (ii) allow such indebtedness to be declared due and payable or (iii) required such indebtedness to be prepaid (other than by a regularly scheduled required prepayment) or redeemed, in each case, prior to the stated maturity thereof. The Company was in compliance with all financial covenants as of September 30, 2024.

Securitization Facility

On June 17, 2022, the Company entered into an amended and restated receivables purchase agreement (as amended, the “Amended Receivables Purchase Agreement”) under an existing $150.0 million securitization facility (the “Securitization Facility”) among certain of the Company’s subsidiaries, Exela Receivables 3, LLC (the “Securitization Borrower”), Exela Receivables 3 Holdco, LLC (the “Securitization Parent SPE,” and together with the Securitization Borrower, the “SPEs”) and certain global financial institutions (the “Purchasers”). The Amended Receivables Purchase Agreement extended the term of the Securitization Facility such that the SPEs may sell certain accounts receivable to the Purchasers until June 17, 2025. Under the Amended Receivables Purchase Agreement, transfers of accounts receivable from the SPEs are treated as sales and are accounted for as a reduction in accounts receivable, because the agreement transfers effective control over and risk related to the accounts receivable to the Purchasers. The Company and related subsidiaries have no continuing involvement in the transferred accounts receivable, other than collection and administrative responsibilities, and, once sold, the accounts receivable are no longer available to satisfy creditors of the Company, the operating subsidiaries of the Company that agreed to sell receivables in connection with the Securitization Facility (the “Securitization Originators”), or any other relevant subsidiaries.

The sales of accounts receivable under the Amended Receivables Purchase Agreement are transacted at 100% of the face value of the relevant accounts receivable, resulting in derecognition of the accounts receivable from the Company’s condensed consolidated balance sheet. The Company de-recognized $126.5 million and $377.1 million of accounts receivable under this agreement during the three and nine months ended September 30, 2024, respectively. The Company de-recognized $119.3 million and $382.2 million of accounts receivable under this agreement during the three and nine months ended September 30, 2023, respectively. The amount remitted to the Purchasers during the three and nine months ended September 30, 2024 was $127.7 million and $377.0 million, respectively. The amount remitted to the Purchasers during the three and nine months ended September 30, 2023 was $119.0 and $385.5 million, respectively. Unsold accounts receivable of $29.0 million and $41.2 million were pledged by the SPEs as collateral to the Purchasers as of September 30, 2024 and December 31, 2023, respectively. The program resulted in a pre-tax loss of $2.4 million and $6.7 million for the three and nine months ended September 30, 2024, respectively. The program resulted in a pre-tax loss of $2.0 million and $5.9 million for the three and nine months ended September 30, 2023, respectively.

BR Exar AR Facility

On February 12, 2024, certain of the Company’s subsidiaries entered into a receivables purchase agreement with BR Exar, LLC (“BREL”), an affiliate of B. Riley Commercial Capital, LLC (as subsequently amended on February 29, 2024, March 29, 2024, March 31, 2024, April 24, 2024, May 24, 2024 and June 25, 2024, July 29, 2024, August 13, 2024, August 30, 2024 and September 27, 2024 the “BR Exar AR Facility”). The Company received an aggregate of $45.0 million, net of legal and other fees of $0.4 million, under the BR Exar AR Facility. Under the terms of the BR Exar AR Facility, certain of the Company’s subsidiaries agreed to sell certain existing receivables and all of their future receivables to BREL until such time as BREL shall have collected $50.0 million, net of any costs, expenses or other amounts paid to or owing to the buyer under the agreement. BREL collected $41.3 million under the BR Exar AR Facility during the period from February 2024 to September 2024. As of September 30, 2024, there was a $8.7 million outstanding balance under the BR Exar AR Facility.

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

As of September 30, 2024, there were borrowings of $27.5 million outstanding under the Second Lien Note payable at maturity.

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

On July 1, 2024, the Company had announced that its Board had authorized the Company to consider a spin-off of its wholly-owned subsidiary Exela Technologies BPA, LLC (the holding company for the Company’s business process automation business which includes our HS and LLPS segments and part of our ITPS segment, and collectively with all of its subsidiaries, the “BPA Business”). However, this spin-off plan has now been abandoned by the Company.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes to the Company’s market risk during the nine months ended September 30, 2024. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2023 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Business Interruption Insurance Claim

During the second half of 2022, the Company experienced a network security incident (the “2022 Network Outage”) impacting certain of the Company’s operational and information technology systems. As a result of the 2022 Network Outage, the Company experienced lost revenue and incurred certain incremental costs. On August 29, 2023, the Company submitted a claim to its insurers for $44.6 million in covered losses related to the 2022 Network Outage (the “August 2023 Claim”). During the year 2023, the Company received insurance proceeds of $10.8 million in respect of business interruption claims from its underlying and first excess carriers. On April 17, 2024, the Company commenced an action (the “Insurance Lawsuit”) against two excess-layer insurers (collectively, the “Second Excess Insurers”) seeking a declaratory judgment and alleging breach of contract and bad faith for failing to pay out their share of losses connected to the August 2023 Claim. On August 9, 2024, the Company settled its claim against one of the Second Excess Insurers for $3.6 million, and on October 15, 2024, the Company settled its claim against the other Second Excess Insurers for $3.6 million (less amounts already paid). On October 8, 2024, the Company moved to amend the complaint (the “Amended Complaint”) to add two additional excess-layer insurers to the Insurance Lawsuit. The Amended Complaint was filed on October 24, 2024. At this time, it is not practicable to render an opinion regarding the outcome of this matter; however, the Company believes it has meritorious claims and plans to vigorously assert them.

Network Outage SEC Matter

On November 12, 2024, the SEC Staff informed the Company that they intend to open an investigation concerning the previously disclosed network outage that the Company experienced in the summer of 2022. The Company has been responding to informal questions from the SEC Staff relating to that outage since July 2024, and will fully cooperate with the investigation. The Company believes it has acted properly, but at this early stage, it is not possible to predict the areas or outcome of the investigation.

Other

We are, from time to time, involved in other legal proceedings, inquiries, claims and disputes, which arise in the ordinary course of business. Although our management cannot predict the outcomes of these matters, our management believes these actions will not have a material, adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

Except for the risk factor included below, there have been no material changes to the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in the 2023 Form 10‑K and in our Quarterly Report on Form 10-Q for the

quarterly period ended June 30, 2024. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our securities have been delisted from Nasdaq and experience the risks of trading in an over-the-counter market.

On November 6, 2024, we received written notification from Nasdaq that they would suspend trading of our common stock and Series B Cumulative Convertible Perpetual Preferred Stock (the “Series B Preferred Stock”) (formerly Nasdaq: XELA and XELAP) on November 8, 2024, and a Form 25-NSE will be filed with the Securities and Exchange Commission (the “SEC”) to delist such securities from Nasdaq. We will remain subject to SEC reporting obligations.

As a result of the suspension and delisting, our common stock and Series B Preferred Stock began trading on the OTC Pink under the symbols “XELA” and “XELAP” on November 8, 2024, and such market is currently the only trading market for our securities. We anticipate that Nasdaq will soon file a Form 25-NSE with the SEC to formally remove the Company’s securities from listing and registration on Nasdaq, although the exact timing of such filing is currently unknown.We can provide no assurance that our securities will continue to trade on OTC Pink, whether broker-dealers will continue to provide public quotes of our securities on OTC Pink, whether the trading volume of our securities on OTC Pink will be sufficient to provide for an efficient trading market or whether quotes for our securities will continue on OTC Pink in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our securities. In addition, we could face significant material adverse consequences, including limited availability of market quotations for our securities and a decreased ability to issue additional securities or obtain additional financing in addition to negative perceptions about us and our business that may result from delisting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Issuer Purchases of Equity Securities.

On August 10, 2022, the Board authorized a share buyback program (the “2022 Share Buyback Program”), pursuant to which the Company was authorized to repurchase, from time to time, up to 50,000 shares of the Common Stock over a two-year period through various means, including, open market transactions and privately negotiated transactions. The 2022 Share Buyback Program does not obligate the Company to repurchase any shares. The decision as to whether to repurchase any shares and the timing of repurchases will be based on the price of the Common Stock, general business and market conditions and other investment considerations and factors. No shares were repurchased under the 2022 Share Buyback Program during the nine months ended September 30, 2024. As of September 30, 2024, we had repurchased and concurrently retired a total of 1,787 shares of Common Stock pursuant to the 2022 Share Buyback Program. Share repurchase activity during the three months ended September 30, 2024 was as follows:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
		Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
July 1, 2024-July 31, 2024	—	$—	—	48,213
August 1, 2024-August 31, 2024	—	—	—	48,213
September 1, 2024-September 30, 2024	—	$—	—	48,213
Total	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the third quarter of 2024, no directors or executive officers adopted or terminated a contract, instruction or written plan for the purchase or sale of Exela's securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement as defined in Regulation S-K Item 408(c).

Item 6. Exhibits.

Exhibit No.	Description
3.1

Certificate of Elimination of Special Voting Preferred Stock of Exela Technologies, Inc., effective July 26, 2024 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 29, 2024)

31.1*

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 2024.

EXELA TECHNOLOGIES, INC.

By:	/s/ Par Chadha
Par Chadha
Executive Chairman (Principal Executive Officer)

By:	/s/ Matthew T. Brown
Matthew T. Brown
Interim Chief Financial Officer (Principal Financial and Accounting Officer)